Form 10KSB
period 2000-12-31
GLOBALWISE INVESTMENTS INC
filed 2001-03-29
CIK 1081745

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                 FORM 10-KSB



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the fiscal year ended December 31, 2000

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                      Commission file number: 000-31671

                         GLOBALWISE INVESTMENTS, INC.
            (Exact Name of Registrant as Specified in Its Charter)


Nevada                                                870613716
------                                                ---------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

525 South 300 East, Suite 201, Salt Lake City, Utah          84111
---------------------------------------------------          -----
(Address of principal executive offices)                    (Zip code)

Issuer's telephone number, including area code: (801) 323-2395

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   [X]

State issuer's revenue for its most recent fiscal year: None.

As of March 20, 2001, the registrant had 850,000 shares of common stock outstanding. The registrant does not have an active trading market and a market value of the voting stock held by non-affiliates cannot be determined.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                              TABLE OF CONTENTS


                                    PART I

Item 1.     Description of business..........................................3
Item 2.     Description of property......................................... 7
Item 3.     Legal proceedings................................................7
Item 4.     Submission of matters to a vote of security holders..............7

                                   PART II

Item 5.     Market for common equity and related stockholder matters........ 8
Item 6.     Management's discussion and analysis or plan of operations...... 8
Item 7.     Financial statements............................................ 8
Item 8.     Changes in and disagreements with accountants on
             accounting and financial disclosure............................ 8

                                   PART III

Item 9.     Directors, executive officers, promoters and control persons, compliance with Section 16(a) of the Exchange Act...............9
Item 10.    Executive compensation...........................................9
Item 11.    Security ownership of certain beneficial owners and management..10
Item 12.    Certain relationships and related transactions..................10
Item 13.    Exhibits and reports on Form 8-K................................11

                          FORWARD LOOKING STATEMENTS

      In this annual report references to "Globalwise," "we," "us," and "our" refer to Globalwise Investments, Inc..

      This annual report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Globalwise's control. These factors include but are not limited to economic conditions generally and in the industries in which Globalwise may participate; competition within Globalwise's chosen industry, including competition from much larger competitors; technological advances and failure by Globalwise to successfully develop business relationships.

                       ITEM 1: DESCRIPTION OF BUSINESS

Business Development

      Globalwise Investments, Inc. was incorporated in the state of Utah on October 3, 1997 to engage in the confectionary vending machine business. In June 2000 we sold all of our assets and liabilities of our vending machine business for 150,000 shares of our outstanding stock. (See, "Certain Relationships and Related Transactions," below for further details.) On July 12, 2000, Globalwise Investments, Inc. was incorporated in the state of Nevada and on July 21, 2000 Globalwise Utah merged with Globalwise Nevada for the sole purpose of changing our domicile from the state of Utah to the state of Nevada.

Our Plan

      We are a "blank check" company and have had recurring operating losses for the past two fiscal years. Our independent auditors have expressed doubt that we can continue as a going concern unless we obtain financing to continue operations.

      Our business plan is to seek, investigate, and, if warranted, acquire an interest in a business opportunity. Our acquisition of a business opportunity may be made by merger, exchange of stock, or otherwise. We have very limited sources of capital, and we probably will only be able to take advantage of one business opportunity. At the present time we have not identified any business opportunity that we plan to pursue, nor have we reached any preliminary or definitive agreements or understandings with any person concerning an acquisition or merger.

       We have voluntarily filed this registration statement to become a reporting company. Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of "going public". However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of Globalwise.

      The reporting obligations involve considerable time, energy and
professional fees. (See, "Reports to Security Holders," below.)   We will
incur expenses due to the legal and accounting services required to prepare such reports and the costs of filing such reports with the SEC. Also, our management must expend time and effort to assist in the preparation and review of such reports. In the event we acquire a business opportunity we may incur additional expenses related to proxy or information statements we must provide to our stockholders which disclose that company's business operations, management and financial condition.

      In the event we merge or acquire a business opportunity, the successor company will be subject to our reporting obligations. This is commonly referred to as a "back door registration." A back door registration occurs when a non-reporting company becomes the successor of a reporting company by merger, consolidation, exchange of securities, acquisition of assets or otherwise. Pursuant to Securities and Exchange Commission ("SEC") regulations, this type of event requires the successor company to provide in an 8-K current report the same kind of information that would appear in a registration statement, including audited and pro forma financial statements. Accordingly, we may incur additional expense to conduct due diligence and present the required information for the business opportunity in any report. Also, the SEC may elect to conduct a full review of the successor company and may issue substantive comments on the sufficiency of disclosure related to the business opportunity.

      Our search for a business opportunity will not be limited to any particular geographical area or industry, including both U.S. and international companies. Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors. Our management believes that companies who desire a public market to enhance liquidity for current stockholders, or plan to acquire additional assets through issuance of securities rather than for cash will be potential merger or acquisition candidates.

      The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgement. There is no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to us and our stockholders. Should a merger or acquisition prove unsuccessful, it is possible management may decide not to pursue further acquisition activities and management may abandon its activities and we may become dormant or be dissolved.

      Our activities are subject to several significant risks which arise primarily as a result of the fact that we have no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without consent, vote, or approval of our stockholders.

      It is possible that the range of business opportunities that might be available for consideration by us could be limited by impact of the SEC regulations regarding purchase and sale of "penny stock." Our common stock is not publicly traded at this time and we cannot assure that a market will develop or that a stockholder ever will be able to liquidate his investments without considerable delay, if at all. If a market develops, our shares will likely be subject to the rules of the Penny Stock Suitability Reform Act of 1990. The liquidity of penny stock is affected by specific disclosure procedures required by this Act to be followed by all broker-dealers, including but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock. This rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any market.

Investigation and Selection of Business Opportunities

      We anticipate that business opportunities will come to our attention from various sources, including our officers and directors, our stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, investment banking firms, venture capitalists, members of the financial community and others who may present unsolicited proposals. Management expects that prior personal and business relationships, and specifically, our relationship with Mutual Ventures Corporation, an investment banking firm, may lead to contacts with these various sources.

      Our management will analyze the business opportunities, however, none of our management are professional business analysts. (See, Item 5: "Directors and Executive Officers.") Our management has had limited experience with mergers and acquisitions of business opportunities and has not been involved with an initial public offering. (See, "Prior Blank Check Involvement," below.)

        Management may rely on principal stockholders or their associates to assist in the investigation and selection of business opportunities. Our management may also hire an outside consultant or advisor, if deemed necessary. At this time, management does not plan to use an outside consultant or advisor to assist in the investigation and selection of business opportunities and we have not adopted policies, nor established the criteria to be used in selecting such consultants or advisors, the service to be provided, the term of service, or the total amount of fees that may be paid. In addition, there is a possibility that the amount of consultant fees may become a factor in negotiations related to a business opportunity. However, because of our limited resources, it is likely that any such fee we agree to pay would be paid in stock and not in cash. In the event management determines it is in our best interests to engage an outside consultant or advisor, it is likely we will rely on consultants or advisors with whom our management has established prior relationships.

      Certain conflicts of interest exist or may develop between Globalwise and our officers and directors. Our management has other business interests to which they currently devote attention, which include their primary employment and management of other blank check reporting companies. They may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgement in a manner which is consistent with their fiduciary duties to us. In particular, our officers and directors are directors of other blank check companies with a structure and a business plan which is identical to ours and, they may, in the future, be involved with other blank check companies. In the process of negotiations for an acquisition or merger or determination of consulting fees related to investigation of a business opportunity, our principal stockholders and management may consider their own personal pecuniary benefit or the interests of other blank check companies they are affiliated with rather than the best interests of Globalwise's other stockholders.

      We presently do not foresee entering into a merger or acquisition transaction with any business with which our officers or directors are currently affiliated. We may acquire or merge with companies of which our management's affiliates or associates have a direct or indirect ownership interest. If we determine in the future that a transaction with an affiliate would be in our best interest we are permitted by Nevada law to enter into such a transaction if:

      (1) The material facts regarding the relationship or interest of the affiliate in the contract or transaction are disclosed or are known to the Board of Directors. The board authorizes the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum; or

      (2) The material facts regarding the relationship or interest of the affiliate in the contract transaction are disclosed or are known to the stockholders entitled to vote on the transaction, and the contract or transaction is specifically approved by vote of the stockholders; or

      (3) The contract or transaction is fair to us at the time it is authorized, approved or ratified by the Board of Directors or the stockholders.

      A decision to participate in a specific business opportunity may be made upon our management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of the business opportunity's new products or marketing concept, the merit of its technological changes, the perceived benefit that it will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, we anticipate that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. We will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes.

      In our analysis of a business opportunity we anticipate that we will consider, among other things, the following factors:

      (1) Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

      (2) Our perception of how any particular business opportunity will be received by the investment community and by our stockholders;

      (3) Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable our securities to qualify for listing on a exchange or on a national automated securities quotation system, such as NASDAQ.

      (4) Capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

      (5)   The extent to which the business opportunity can be advanced;

      (6) Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

      (7) Strength and diversity of existing management, or management prospect that are scheduled for recruitment;

      (8) The cost of our participation as compared to the perceived tangible and intangible values and potential; and

      (9) The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

      No one of the factors described above will be controlling in the selection of a business opportunity. Management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development. Thus, the task of comparative investigation and analysis of such business opportunities will be extremely difficult and complex. Potential investors must recognize that, because of our limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

      Prior Blank Check Involvement. Currently, Mr. Mayer, our President, has been involved with one prior merger as a director and officer of Millennium Plastics Corporation, a blank check company. The merger was structured as a stock-for-stock exchange between Millennium Plastics and Graduated Plastics Corporation, a plastics company, and was completed in December of 1999. Pursuant to the terms of the merger agreement, Millennium Plastics issued 6,750,000 common shares in exchange for all shares held by Graduated Plastics Corporation's shareholders. Mr. Mayer resigned as president of Millennium Plastics upon consummation of the merger.

Form of Acquisition

      We cannot predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as our needs and desires and those of the promoters of the opportunity. The legal structure or method deemed by management to be suitable will be selected based upon our review and our relative negotiating strength. Such method may include, but is not limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. We may act directly or indirectly through an interest in a partnership, corporation or other forms of organization. We may be required to merge, consolidate or reorganize with other corporations or forms of business organization. In addition, our present management and stockholders most likely will not have control of a majority of our voting shares following a merger or reorganization transaction. As part of such a transaction, our existing directors may resign and new directors may be appointed without any vote by our stockholders.

      We likely will acquire our participation in a business opportunity through the issuance of common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that issuance of additional shares might also may be done simultaneously with a sale or transfer of shares representing a controlling interest by current principal stockholders.

Competition

      We expect to encounter substantial competition in our effort to locate attractive opportunities. Business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals will be our primary competition. Many of these entities will have significantly greater experience, resources and managerial capabilities than we do and will be in a better position than we are to obtain access to attractive business opportunities. We also will experience competition from other public "blank check" companies, many of which may have more funds available.

Employees

      We currently have no employees. Our management expects to confer with consultants, attorneys and accountants as necessary. We do not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities. We will determine the need for employees based upon the specific business opportunity.


                      ITEM 2: DESCRIPTION OF PROPERTIES

      We do not currently own or lease any property. We utilize office space in the office of a stockholder at no cost. Until we pursue a viable business opportunity and recognize income, we will not seek independent office space.

                          ITEM 3: LEGAL PROCEEDINGS

      We are not a party to any proceedings or threatened proceedings as of the date of this filing.


         ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2000 fiscal year.

                   ITEM 5: MARKET PRICE FOR COMMON EQUITY
                       AND RELATED STOCKHOLDER MATTERS

      We have had no market activity in our stock as of this filing. As of March 20, 2001 we have approximately 43 stockholders of record holding 850,000 common shares. 652,000 shares are unrestricted stock and 198,000 shares are restricted stock as those terms are defined in Rule 144. Based upon SEC interpretations related to shares issued by blank check companies to affiliates, 20,000 shares are considered to held by statutory underwriters and are saleable only through registration.

      We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

b) Recent Sales of Unregistered Securities

      We have not sold any shares without registration during the fourth quarter of 2000.


      ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      We have no assets and have experienced losses from inception. For the year ended December 31, 2000, we had no cash on hand and total current liabilities of $1,345. In June 2000 our management exchanged all of the assets and liabilities of our vending machine business for 150,000 shares of our outstanding stock.

      Since inception, we have primarily financed our operations through the sale of our common stock. In November 1997 we issued 300,000 post-split common shares to purchase vending machines and equipment valued at approximately $19,100. From January through March 1999 we raised $65,000 through a private placement of 652,000 post-split common stock to commence our vending machine operations. In July 2000 we issued 28,000 common shares to Mutual Ventures Corporation for investment banking services and costs advanced on our behalf valued at $15,000. Management anticipates future private placements of our common shares, however, we presently are not conducting any offering.

      We have no commitments for capital expenditures for the next twelve months. During the next twelve months we believe that our current cash needs can be met by loans from our directors, officers and Mutual Ventures Corporation based on understandings we have with these persons. These understandings are not written agreements and therefore these persons are not obligated to provide funds. Mutual Ventures, a shareholder, has provided services and cash in the past to assist us in our efforts to become a reporting company and has expressed a willingness to continue assistance. We may repay these loans, costs of services and advancements with cash, if available, or we may convert them into common stock.

      Our management intends to actively seek business opportunities during the next twelve months and if we obtain a business opportunity, it may be necessary to raise additional capital. This may be accomplished by selling our common stock.

                         ITEM 7: FINANCIAL STATEMENTS

      Reference is made to the financial statements for the years ended December 31, 2000 and 1999 which are attached to this Form 10-KSB report.


            ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

      As previously reported, on June 30, 2000, Chisholm & Associates replaced our former independent auditor, Andersen Andersen & Strong LC. In January of 2000 Andersen Andersen & Strong replaced our former independent auditor Crouch, Bierwolf and Chisholm.


                   ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS
                        COMPLIANCE WITH SECTION 16(A)

a) Directors and Executive Officers

      Our executive officers and directors and their respective ages, positions and term of office are set forth below. Biographical information for each of those persons is also presented below. Our bylaws require two directors who serve until our next annual meeting or until each is replaced by a qualified director. Our executive officers are chosen by our Board of Directors and serve at its discretion. There are no existing family relationships between or among any of our executive officers or directors.

                                                               Director or
Name                  Age      Position Held                   Officer Since
 ------------------    -----    ------------------------------ ---------------
Donald R. Mayer       61       President, Director             July 11, 2000
Anita Patterson       34       Secretary/Treasurer, Director   June 27, 2000

      Donald R. Mayer. Mr. Mayer has been the President and a director of Universal Business Insurance, an insurance company that he founded and has operated for the past eleven years. He has worked in the insurance industry for over 17 years, specializing in the motel/hotel industry. He is a director of WorldNet, Inc. of Nevada, a blank check reporting company. He graduated from the University of Utah, located in Salt Lake City, Utah, with a B.A. in accounting in 1971.

      Anita Patterson. From 1996 to the present Ms. Patterson has worked as a paralegal specializing in corporate law for Mutual Ventures Corporation. In 1994 she received an Associate of Arts degree in the paralegal program from Phillips Junior College. She attended Weber State University during 1986 and 1987. She is a director of Earth Products Technologies, Inc., Skinovation Pharmaceutical, Inc. and Wings & Things, Inc., which are blank check reporting companies.

b)      Compliance with Section 16(a) of the Exchange Act.

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2000, we believe all filing requirements under Section 16(a) were complied within a timely manner.


                       ITEM 10: EXECUTIVE COMPENSATION

      None of our named executive officers received any cash compensation, bonuses, stock appreciation rights, long term compensation, stock awards or long-term incentive rights in excess of $100,000 from us during the past three fiscal years. Mr. Mayer, our President who acts in the capacity of chief executive officer received compensation of approximately $2,500 during fiscal year 2000. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our Board of Directors.

Compensation of Directors

      We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.


              ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                            OWNERS AND MANAGEMENT

      The following table sets forth the beneficial ownership of our outstanding common stock by our management and each person or group known by us to own beneficially more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 850,000 shares of common stock outstanding as of March 20, 2001.


                          CERTAIN BENEFICIAL OWNERS

                                          Common Stock Beneficially Owned
                                          -------------------------------
Name and Address of                Number of Shares of
Beneficial Owners                  Common Stock         Percentage of Class
------------------------------     -------------------  -------------------

Aaron Nelson                              50,000 (1)             5.9%
5710 E. Tropicana #2023
Las Vegas, Nevada 89122

Brent Nelson                             150,000                17.6%
1238 Thames Ct.
Salt Lake City, Utah 84123


      (1) Includes 25,000 shares held by spouse.


                                  MANAGEMENT

                                          Common Stock Beneficially Owned
                                          -------------------------------
Name and Address of                Number of Shares of
Beneficial Owners                  Common Stock           Percentage of Class
--------------------------------   -------------------    -------------------

Donald R. Mayer                           17,500                 2.0%
6360 South 3000 East #205
Salt Lake City, Utah 84121

Anita Patterson                           10,000                 1.2%
525 South 300 East, Suite 201
Salt Lake City, Utah 84111

Directors and officers as a group         27,500                 3.2%


           ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On March 3, 2000, our management determined that it was in the best interests of Globalwise to sell the assets and liabilities of our vending machine business and we formalized an agreement to sell the assets and liabilities to Brent Nelson, our then President and Director. In June 2000 Mr. Nelson exchanged 150,000 shares of Globalwise common stock held by him to purchase these assets and liabilities. The shares were valued at $62,306 based upon the value of our total current assets, which included equipment and inventory, less our total current liabilities as of March 2000 date. This transaction was negotiated between related parties without "arms length" bargaining and as a result the terms of this transaction may be different than transactions between unrelated parties. In July 2000, Mr. Nelson resigned as President and Director to pursue other
interests.   We subsequently canceled and returned the 150,000 shares to our treasury.

      On July 13, 2000, an aggregate of 20,000 shares were issued to our directors and officers in consideration for their services performed and to be performed in those positions. 10,000 shares valued at approximately $2,500 were issued to Don Mayer and 10,000 shares valued at approximately $2,500 were issued to Anita Patterson. This transaction was negotiated between related parties without "arms length" bargaining and as a result the terms of this transaction may be different than transactions between unrelated parties. Currently, these officers and directors do not actively oversee any business operations and spend approximately an average of five (5) hours each month on corporate matters. However, they have expended time and effort for corporate matters, such as, completion of the change of domicile merger, the gathering of information and oversight of preparation of our financial statements and this registration statement and required periodic reports, as well as continued informal efforts to locate a business opportunity.


                  ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number     Description
--------------     -------------

3.1                Articles of Incorporation, dated July 12, 2000
                   (Incorporated by reference to exhibit 3.1 of Form 10-SB, filed October 2, 2000.)

3.2 Articles of Merger, dated July 21, 2000 (Incorporated by reference to exhibit 3.2 of Form 10-SB, filed October 2, 2000.)

3.3                Bylaws of Globalwise (Incorporated by reference to exhibit
                   3.3 of Form 10-SB, filed October 2, 2000.)

                                  SIGNATURES


      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


       3/29/01
Date_________________________      Globalwise Investments, Inc.

                                        /s/ Donald R. Mayer
                                   By: ______________________________________
                                       Donald R. Mayer
                                       President and Director



      Pursuant to the requirements of the Securities Exchange Act of 1934. This report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.



         3/29/01                          /s/ Anita Patterson
Date__________________________       By:_____________________________________
                                        Anita Patterson
                                        Secretary/Treasurer and Director

                         Globalwise Investments, Inc.

                             Financial Statements

                          December 31, 2000 and 1999

                               C O N T E N T S


Independent Auditor's Report .......................................... 3

Balance Sheets ........................................................ 4

Statements of Operations .............................................. 5

Statements of Stockholders' Equity..................................... 6

Statements of Cash Flows .............................................. 8

Notes to the Financial Statements ..................................... 9

                            CHISHOLM & ASSOCIATES
                         Certified Public Accountants
                                P.O. Box 540216           Office (801)292-8756
                         North Salt Lake, Utah 84054      FAX (801) 292-8809

------------------------------------------------------------------------------


                         INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Globalwise Investments, Inc., Inc.

We have audited the accompanying balance sheet of Globalwise Investments, Inc. (a development stage company) as of December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Globalwise Investments, Inc. for the years ended December 31, 1999 and 1998 and from inception on October 3, 1997 through December 31, 1999 were audited by other auditors whose report dated February 10, 2000 expressed an unqualified opinion

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Globalwise Investments, Inc. (a development stage company) as of December 31, 2000 and 1999 and the results of its operations and cash flows for the years then ended and from inception on October 3, 1997 through December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Chisholm & Associates

Salt Lake City, Utah
January 29, 2000

                         Globalwise Investments, Inc.
                        (A Development Stage Company)
                                Balance Sheets


                                    ASSETS
                                   -------


                                                   December 31,  December 31,
                                                       2000         1999
                                                  ------------- -------------

Cash(Note 1)                                      $          -  $      1,531
Inventory (Note 1)                                           -        21,744
                                                  ------------- -------------
     Total Current Assets                                    -        23,275
                                                  ------------- -------------

Equipment, net (Note 1)$                                     -  $     39,630
                                                  ------------- -------------

     TOTAL ASSETS                                 $          -  $     62,905
                                                  ============= =============




                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES

Accounts payable                                         1,345             -
Accounts payable - related party                             -           599
                                                  ------------- -------------

     Total Liabilities                                   1,345           599
                                                  ------------- -------------

STOCKHOLDERS' EQUITY

Common stock, $.001 par value; 50,000,000 shares
authorized; 850,000 and 952,000 shares issued
and outstanding, respectively                              850           952

Additional Paid in Capital                              47,494        89,698

Deficit Accumulated during the development stage       (49,689)      (28,344)
                                                  ------------- -------------

     Total Stockholders' Equity                         (1,345)       62,306
                                                  ------------- -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $          -  $     62,905
                                                  ============= =============




  The accompanying notes are an integral part of these financial statements.

                         Globalwise Investments, Inc.
                         (A Development Stage Company)
                           Statements of Operations


                                                               From
                                                               Inception on
                                      For the Years Ended      October 3, 1997
                                          December 31,         to December 31,
                                       2000         1999       2000
                                  ------------- -------------- --------------
REVENUES                          $          -  $           -  $           -

EXPENSES

  General & Administrative              21,345         27,794         49,689
                                  ------------- -------------- --------------

     TOTAL EXPENSES                     21,345         27,794         49,689
                                  ------------- -------------- --------------

NET INCOME (LOSS)                 $    (21,345) $     (27,794) $     (49,689)
                                  ============= ============== ==============

LOSS PER SHARE                    $      (0.03) $       (0.04) $       (0.08)
                                  ============= ============== ==============
WEIGHTED AVERAGE SHARES
 OUTSTANDING                           848,933        625,000        586,663
                                  ============= ============== ==============







  The accompanying notes are an integral part of these financial statements.

                         Globalwise Investments, Inc.
                        (A Development Stage Company)
                      Statements of Stockholders' Equity
         From Inception on October 3, 1997 through December 31, 2000

                                                                 Deficit
                                                                 Accumulated
                                                    Additional   During the
                                Common Stock        Paid-in      Development
                               Shares     Amount    Capital      Stage
                              ---------- ---------- ------------ ------------
Balance, October 3, 1997              -  $       -  $         -  $         -

Issuance of shares for
 equipment at $0.064 per
 share                          300,000        300       18,800            -

Net (loss) for the year
 ended December 31, 1997              -          -            -            -
                              ---------- ---------- ------------ ------------

Balance - December 31, 1997     300,000        300       18,800            -

Capital Contributions                 -          -          550            -

Net (loss) for the year
  ended December 31, 1998             -          -            -         (550)
                              ---------- ---------- ------------ ------------

Balance - December 31, 1998     300,000        300       19,350         (550)

Issuance of shares for cash
 at $0.0996 per share           652,000        652       64,348            -

Capital Contributions                 -          -        6,000            -

Net (loss) for the year
 ended December 31, 1999              -          -            -      (27,794)
                              ---------- ---------- ------------ ------------

Balance - December 31, 1999     952,000        952       89,698      (28,344)

Cancellation of shares in
 connection with spin-off
 of Assets and Liabilities
 of the Company                (150,000)      (150)     (62,156)           -

Issuance of shares for
 services at $.25 per share      20,000         20        4,980            -

Issuance of shares for
 services at $.536 per share     28,000         28       14,972            -

Net (loss) for the year
 ended December 31, 2000              -          -            -      (21,345)
                              ---------- ---------- ------------ ------------

Balance - December 31, 2000     850,000  $     850  $    47,494  $   (49,689)
                              ========== ========== ============ ============



  The accompanying notes are an integral part of these financial statements.

                         Globalwise Investments, Inc.
                         (A Development Stage Company)
                           Statements of Cash Flows

                                                               From
                                                               Inception on
                                      For the Years Ended      October 3, 1997
                                          December 31,         Through
                                    -------------------------  December 31,
                                       2000         1999       2000
                                    ------------ ------------- --------------
Cash Flows From Operating Activities

  Net loss                          $   (21,345) $    (27,794) $     (49,689)
  Less non-cash items:
  Capital contributions-expenses              -         6,000          6,550
  Stock issued for services              20,000             -         20,000
   (Increase) decrease in inventory           -       (21,744)       (21,744)
   Increase (decrease) in accounts
    payable                               1,345           599          1,944
                                    ------------ ------------- --------------
     Net Cash Provided (Used) by
      Operating Activities                    -       (42,939)       (42,939)
                                    ------------ ------------- --------------

Cash Flows from Investing Activities
  Purchase of equipment                       -       (20,530)       (20,530)
  Loss of cash in spin-off               (1,531)            -         (1,531)
                                    ------------ ------------- --------------
     Net Cash Provided (Used) by
      Investing Activities                    -       (20,530)       (22,061)
                                    ------------ ------------- --------------

Cash Flows from Financing Activities
  Proceeds from stock issuance                -        65,000         65,000
                                    ------------ ------------- --------------
     Net Cash Provided (Used) by
      Financing Activities                    -        65,000         65,000
                                    ------------ ------------- --------------

    Increase (Decrease) in Cash               -         1,531              -
                                    ------------ ------------- --------------
Cash and Cash Equivalents at
 Beginning of Period                      1,531             -              -
                                    ------------ ------------- --------------
Cash and Cash Equivalents at
 End of Period                      $         -  $      1,531  $           -
                                    ============ ============= ==============

Supplemental Non-Cash Financing Transactions:

   Stock issued for services        $    20,000  $          -  $           -
Cash paid for:
   Interest                         $         -  $          -  $           -
   Income taxes                     $         -  $          -  $           -


  The accompanying notes are an integral part of these financial statements.

                         Globalwise Investments, Inc.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                          December 31, 2000 and 1999


NOTE 1 - Summary Of Significant Accounting Policies

     a.     Organization

          Globalwise Investments, Inc. (the Company) was organized under the laws of the state of Utah on October 3, 1997. The Company was organized for the purpose of engaging in the confectionary vending machine business.

     b.     Recognition of Revenue

          The Company recognizes income and expense on the accrual basis of accounting.

     c.     Earnings (Loss) Per Share


                                       Income (loss) Shares       Per-share
                                      (Numerator)   (Denominator) Amount
                                      ------------- ------------- ------------
For the year ended December 31, 2000
  Income (loss) from operations
    Basic EPS                         $    (21,345)
                                      -------------
    Income (loss) to common
     stockholders                     $    (21,345)      848,933  $    (0.03)
                                      ============= ============= ============
For the year ended December 31, 1999
  Income (loss) from operations
    Basic EPS                         $    (27,794)
                                      -------------
    Income (loss) to common
      stockholders                    $    (27,794)      625,000  $    (0.04)
                                      ============= ============= ============

From inception on October 3, 1997 to December 31, 2000
  Income (loss) from operations
    Basic EPS                         $    (49,689)
                                      -------------
    Income (loss) to common
      stockholders                    $    (49,689)      586,663  $    (0.08)
                                      ============= ============= ============

      The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

                         Globalwise Investments, Inc.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                          December 31, 2000 and 1999


NOTE 1 - Summary Of Significant Accounting Policies (continued)

     d.     Cash and Cash Equivalents

          The company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

     e.     Provision for Income Taxes

          No provision for income taxes have been recorded due to net operating loss carryforwards totaling approximately $49,689 that will be offset against future taxable income. These NOL carryforwards will begin to expire in the year 2019. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

          Deferred tax asset and the valuation account is as follows at December 31, 2000 and 1999:



                                              December 31,   December 31,
                                                 2000            1999
                                             -------------- -------------
Deferred tax asset:
    NOL carryforward                         $      15,900  $      9,600
    Valuation allowance                            (15,900)       (9,600)
                                             -------------- -------------
                                             $           -  $          -
                                             ============== =============
     f.  Inventory

         The inventory presented at December 31, 1999 consists of confectionary items for sale, contained in the vending machines outlined below.

     g.  Equipment

         The equipment consists of confectionary vending machines located in several locations within Salt Lake County, Utah. The machines were put into service during January 2000 and were to be depreciated over seven years using the straight line method. However, the Company exchanged the equipment for common stock (see Note 3) and has no equipment at December 31, 2000.

     h.  Use of estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and

                         Globalwise Investments, Inc.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                          December 31, 2000 and 1999


NOTE 1 - Summary of Significant Accounting Policies (continued)

liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - Going Concern

         The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The company has had recurring operating losses for the past several years and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to find an operating company to merge with, thus creating necessary operating revenue.

NOTE 3 - Spin-off

         In March 2000, the Company exchanged all of its assets and liabilities for 150,000 shares of its previously issued common stock. The shares were subsequently canceled.

NOTE 4 - Development Stage Company

         The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and searching for a business operation with which to merge, or assets to acquire, in order to generate significant operations.