Form 10QSB
period 2001-03-31
GLOBALWISE INVESTMENTS INC
filed 2001-05-04
CIK 1081745

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2001
                                -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________


Commission File No.  000-31671
                    ------------


                         GLOBALWISE INVESTMENTS, INC.
      (Exact name of Small Business Issuer as specified in its charter)

      NEVADA                                   87-0613716
--------------------------------              -----------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                 Identification Number)

525 South 300 East, Suite 201
Salt Lake City, Utah                              84111
--------------------------------              ------------------
(Address of principal executive offices)         (Zip Code)


Issuer's telephone number, including area code (801) 323-2395
                                               ---------------

     Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     As of April 30, 2001 the registrant had 850,000 common shares outstanding.

                        PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.



                         Globalwise Investments, Inc.
                        (A Development Stage Company)
                             Financial Statements
                                March 31, 2001

                         Globalwise Investments, Inc.
                        (A Development Stage Company)
                                Balance Sheets



                                    ASSETS

                                                   March 31,     December 31,
                                                   2001          2000
                                                   ------------- -------------
                                                   (Unaudited)

CURRENT ASSETS                                     $          -  $          -
                                                   ------------- -------------

  TOTAL ASSETS                                     $          -  $          -
                                                   ============= =============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable                                   $      1,345  $      1,345
                                                   ------------- -------------

  Total Liabilities                                       1,345         1,345
                                                   ------------- -------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 50,000,000 shares
authorized; 850,000 issued and outstanding                  850           850

Additional Paid in Capital                               47,494        47,494

Deficit Accumulated During the Development Stage        (49,689)      (49,689)
                                                   ------------- -------------

  Total Stockholders' Equity                             (1,345)       (1,345)
                                                   ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $          -  $          -
                                                   ============= =============

                         Globalwise Investments, Inc.
                        (A Development Stage Company)
                           Statement of Operations
                                 (Unaudited)

                                                                 From
                                                                 Inception on
                                     For the three For the three October 3,
                                     months ended  months ended  1997 Through
                                     March 31,     March 31,     March 31,
                                     2001          2000          2001
                                     ------------- ------------- -------------

REVENUES                             $          -  $          -  $          -
                                     ------------- ------------- -------------
EXPENSES
  General & Administrative                      -         1,345        49,689
                                     ------------- ------------- -------------

    TOTAL EXPENSES                              -         1,345        49,689
                                     ------------- ------------- -------------

NET INCOME(LOSS)                     $          -  $     (1,345) $    (49,689)
                                     ============= ============= =============

NET LOSS PER SHARE                   $          -  $      (0.00) $      (0.08)
                                     ============= ============= =============

WEIGHTED AVERAGE SHARES OUTSTANDING       850,000       902,500       605,518
                                     ============= ============= =============

                         Globalwise Investments, Inc.
                        (A Development Stage Company)
                           Statement of Cash Flows
                                 (Unaudited)

                                                                 From
                                                                 Inception on
                                     For the three months ended  October 3,
                                              March 31,          1997 Through
                                          2001          2000     March 31,2001
                                     ------------- ------------- -------------
Cash Flows from Operating Activities

  Net Loss                           $          -  $     (1,345) $    (21,345)
  Less Non-Cash Items:
  Stock Issued for Services                     -             -        20,000
  Increase(Decrease) in Accounts
    Payable                                     -         1,345         1,345
                                     ------------- ------------- -------------
  Net Cash Provided(Used) by
   Operating Activities                         -             -             -
                                     ------------- ------------- -------------
Cash Flows from Investing Activities

  Net Cash Provided(Used) by
   Investing Activities                         -             -             -
                                     ------------- ------------- -------------
Cash Flows from Financing Activities

  Net Cash Provided(Used) by
   Financing Activities                         -             -             -
                                     ------------- ------------- -------------

Increase in Cash                                -             -             -
                                     ------------- ------------- -------------
Cash and Cash Equivalents at
  Beginning of Period                           -             -             -
                                     ------------- ------------- -------------
Cash and Cash Equivalents at
  End of Period                      $          -  $          -  $          -
                                     ============= ============= =============


Supplemental Non-Cash Financing Transactions:

 Stock Issued for Services           $          -  $          -  $     20,000

Cash Paid For:
  Interest                           $          -  $          -  $          -
  Income Taxes                       $          -  $          -  $          -

                         Globalwise Investments, Inc.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                                March 31, 2001


GENERAL
-------

Globalwise Investments, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2001 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the year ended December 31, 2000.

UNAUDITED INFORMATION
---------------------

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      In this report references to "Globalwise," "we," "us," and "our" refer to Globalwise Investments, Inc.

Forward Looking Statements

      This form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Globalwise's control. These factors include but are not limited to economic conditions generally and in the market which Globalwise may participate; competition within Globalwise's chosen market and failure by Globalwise to successfully develop business relationships.

Plan of Operations

      We are a development stage company with no assets and we have experienced losses since our inception. We are dependent on financing to continue our operations. For the fiscal year ended December 31, 2000, and the three months ended March 31, 2001, we had no cash on hand and total current liabilities of $1,345. The $1,345 account payable is related to accounting and legal fees incurred during 1999 which were paid on our behalf.

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

      We will incur expenses due to the legal and accounting services required to prepare and file reports with the Securities and Exchange Commission.
Also, our management must expend time and effort to assist in the preparation and review of such reports. In the event we acquire a business opportunity we may incur additional expenses related to proxy or information statements we must provide to our stockholders which disclose that company's business operations, management and financial condition. In addition, the acquired or merged company will be subject to these same reporting obligations. Accordingly, we may incur additional expense to conduct due diligence and present the required financial and non-financial information for the business opportunity in a report. Also, the SEC may elect to conduct a full review of the successor company and may issue substantive comments on the sufficiency of disclosure related to the business opportunity.

      Our management intends to actively pursue business opportunities during the next twelve months. All risks inherent in new and inexperienced enterprises are inherent in our business. We have not made a formal study of the economic potential of any business. As of the date of this filing, we have not identified any assets or business opportunities for acquisition.

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

      Potential investors must recognize that because of our limited capital available for investigation and management's limited experience in business analysis we may not discover or adequately evaluate adverse facts about the business opportunity to be acquired.

      It is emphasized that our management may effect transactions having a potentially adverse impact upon our shareholders pursuant to the authority and discretion of our management to complete acquisitions without submitting any proposal to the stockholders for their consideration.

      Should a merger or acquisition prove unsuccessful, it is possible that we may decide not to pursue further acquisition activities and management may abandon its activities and our shares would become worthless.


                         PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit
Number      Description
------      ------------

3.1 Articles of Incorporation, dated July 12, 2000 (Incorporated by reference to exhibit 3.1 of Form 10-SB, filed October 2, 2000.)

3.2 Articles of Merger, dated July 21, 2000 (Incorporated by reference to exhibit 3.2 of Form 10-SB, filed October 2, 2000.)

3.3 Bylaws of Globalwise (Incorporated by reference to exhibit 3.3 of Form 10-SB, filed October 2, 2000.)


(b)      Reports on Form 8-K

         None.

                                  SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

       5/3/01
Date_______________        Globalwise Investments, Inc.



                            /s/ Donald R. Mayer
                        By: ______________________________________
                            Donald R. Mayer
                            President and Director