Form 10KSB/A
period 2000-12-31
GLOBALWISE INVESTMENTS INC
filed 2001-06-11
CIK 1081745

U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                FORM 10-KSB/A
                               Amendment No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the fiscal year ended December 31, 2000

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                      Commission file number: 000-31671

                         GLOBALWISE INVESTMENTS, INC.
            (Exact Name of Registrant as Specified in Its Charter)

Nevada                                      870613716
-------------------------------             ------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification No.)

525 South 300 East, Suite 201, Salt Lake City, Utah         84111
--------------------------------------------------       ------------
(Address of principal executive offices)                  (Zip code)

Issuer's telephone number, including area code: (801) 323-2395

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No

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

Transitional Small Business Disclosure Format (check one): Yes ____ No   X

                              TABLE OF CONTENTS

                                    PART I
Item 1.  Description of business............................................3
Item 2.  Description of property............................................7
Item 3.  Legal proceedings..................................................7
Item 4.  Submission of matters to a vote of security holders................7

                                   PART II

Item 5.  Market for common equity and related stockholder matters.......... 8
Item 6.  Management's discussion and analysis or plan of operations........ 8
Item 7.  Financial statements.............................................. 8
Item 8.  Changes in and disagreements with accountants on accounting and financial disclosure........................................ 8

                                   PART III

Item 9.  Directors, executive officers, promoters and control persons, compliance with Section 16(a) of the Exchange Act.................9
Item 10. Executive compensation9
Item 11. Security ownership of certain beneficial owners and management....10
Item 12. Certain relationships and related transactions....................10
Item 13. Exhibits and reports on Form 8-K..................................11

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

Investigation and Selection of Business Opportunities

      We anticipate that business opportunities will come to our attention from various sources, including our officers and directors, our stockholders, professional advisors, such as attorneys and accountants, securities broker-dealers, investment banking firms, venture capitalists, members of the financial community and others who may present unsolicited proposals. Management expects that prior personal and business relationships may lead to contacts for business opportunities, however, we have not entered into any direct or indirect negotiations at the time of this filing with any person, corporation or other entity regarding any possible business reorganization involving Globalwise.

      Our management will analyze the business opportunities, however, none of our management are professional business analysts. (See, Item 5: "Directors and Executive Officers.") Our management has had limited experience with mergers and acquisitions of business opportunities and has not been involved with an initial public offering. (See, "Prior Blank Check Involvement," below.) Potential investors must recognize that due to our management's inexperience we may not adequately evaluate a potential business opportunity.

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

      Prior Blank Check Involvement. Mr. Mayer and Ms Patterson are directors of other blank check companies and may in the future be involved with other blank check companies. Mr. Mayer is a director of WorldNet, Inc. of Nevada, a blank check reporting company. Ms. Patterson is a director of Earth Products Technologies, Inc., Skinovation Pharmaceutical, Inc. and Wings & Things, Inc., which are blank check reporting companies. As of the date of this filing, these companies have not conducted any initial public offerings nor completed any mergers or acquisitions while Mr. Mayer and Ms. Patterson have been affiliated with them.

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

      Since inception, we have primarily financed our operations through the sale of our common stock. In November 1997 we issued 300,000 post-split common shares to purchase vending machines and equipment valued at approximately $19,100. From January through March 1999 we raised $65,000 through a private placement of 652,000 post-split common stock to commence our vending machine operations. In July 2000 we issued 28,000 common shares to Mutual Ventures Corporation for costs advanced on our behalf for legal and accounting services valued at $15,000. Management anticipates future private placements of our common shares, however, we presently are not conducting any offering.

      We have no commitments for capital expenditures for the next twelve months. During the next twelve months we believe that our current cash needs can be met by loans from our directors, officers and Mutual Ventures Corporation based on understandings we have with these persons. These understandings are not written agreements and therefore these persons are not obligated to provide funds. Mutual Ventures, a shareholder, has in the past advanced cash for services to assist us in our efforts to become a reporting company and has expressed a willingness to continue assistance. We may repay these loans, costs of services and advancements with cash, if available, or we may convert them into common stock.

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

                                                           Director or
Name               Age    Position Held                    Officer Since
------------       ----   ---------------                  ---------------

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


                       ITEM 10: EXECUTIVE COMPENSATION

      None of our named executive officers received any cash compensation, bonuses, stock appreciation rights, long term compensation, stock awards or long-term incentive rights in excess of $100,000 from us during the past three fiscal years. Mr. Mayer, our President who acts in the capacity of chief executive officer received compensation of 10,000 common shares valued at approximately $2,500 during fiscal year 2000. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our Board of Directors.

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

                          CERTAIN BENEFICIAL OWNERS

                                          Common Stock Beneficially Owned
                                          -------------------------------
Name and Address of           Number of Shares of
Beneficial Owners             Common Stock           Percentage of Class
-----------------------       -------------------    --------------------

Aaron Nelson                           50,000 (1)                  5.9%
5710 E. Tropicana #2023
Las Vegas, Nevada 89122

Brent Nelson                          150,000                     17.6%
1238 Thames Ct.
Salt Lake City, Utah 84123

      (1) Includes 25,000 shares held by spouse.



                                  MANAGEMENT

                                          Common Stock Beneficially Owned
                                          -------------------------------
Name and Address of             Number of Shares of
Beneficial Owners               Common Stock              Percentage of Class
-------------------             --------------------      -------------------

Donald R. Mayer                        17,500                       2.0%
6360 South 3000 East #205
Salt Lake City, Utah 84121

Anita Patterson                        10,000                       1.2%
525 South 300 East, Suite 201
Salt Lake City, Utah 84111

Directors and officers as a group      27,500                       3.2%



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


                  ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number     Description
--------   -----------

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


      6-8-01
Date_________________________      Globalwise Investments, Inc.


                                         /s/ Donald R. Mayer
                                    By: _______________________________
                                        Donald R. Mayer
                                        President and Director

                         Globalwise Investments, Inc.

                             Financial Statements

                          December 31, 2000 and 1999

                               C O N T E N T S

Chisholm & Associates Independent Auditors' Report..................... 3

Andersen, Andersen & Strong L.C. Independent Auditors Report........... 4

Balance Sheet ......................................................... 5

Statements of Operations .............................................. 6

Statements of Stockholders' Equity..................................... 7

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


/s/ Chisholm & Associates

Salt Lake City, Utah
January 29, 2001

Andersen Andersen & Strong, L.C.
Certified Public Accountants                 941 East 3300 South, Suite 202
and Business Consultants                     Salt Lake City, Utah 84106
---------------------------------
                                             Telephone 801 486-0096
                                             Fax 801 486-0098




Board of Directors
Globalwise Investments, Inc.
Salt Lake City, Utah

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Globalwise Investments, Inc. (development stage company) at December 31, 1999 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1999 and 1998 and the period Octover 3, 1997 (date of inception) to December 31, 1999. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Globalwise Investments, Inc. at December 31, 1999 and the results of operations and cash flows for the years ended December 31, 1999 and 1998 and the period October 3, 1997 (date of inception) to December 31, 1999, in conformity with generally accepted accounting principles.



                                        /s/ Andersen Andersen & Strong
February 10, 2000
Salt Lake City, Utah

                         Globalwise Investments, Inc.
                        (A Development Stage Company)


                                Balance Sheets



                                    ASSETS
                                   -------


                                                   December 31,  December 31,
                                                       2000         1999
                                                  ------------- -------------

Cash(Note 1)                                      $          -  $      1,531
Inventory (Note 1)                                           -        21,744
                                                  ------------- -------------
     Total Current Assets                                    -        23,275
                                                  ------------- -------------

Equipment, net (Note 1)                           $          -  $     39,630
                                                  ------------- -------------

     TOTAL ASSETS                                 $          -  $     62,905
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

                         Globalwise Investments, Inc.
                         (A Development Stage Company)
                           Statements of Operations


                                                               From
                                                               Inception on
                                      For the Years Ended      October 3, 1997
                                          December 31,         to December 31,
                                       2000         1999       2000
                                  ------------- -------------- --------------

REVENUES                          $          -  $           -  $           -
                                  ------------- -------------- --------------
EXPENSES

  General & Administrative              21,345         27,794         49,689
                                  ------------- -------------- --------------

     TOTAL EXPENSES                     21,345         27,794         49,689
                                  ------------- -------------- --------------

NET INCOME (LOSS)                 $    (21,345) $     (27,794) $     (49,689)
                                  ============= ============== ==============

LOSS PER SHARE                    $      (0.03) $       (0.04) $       (0.08)
                                  ============= ============== ==============
WEIGHTED AVERAGE SHARES
 OUTSTANDING                           848,933        625,000        586,663
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