Form 10KSB/A
period 2000-12-31
GLOBALWISE INVESTMENTS INC
filed 2001-07-10
CIK 1081745

U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                FORM 10-KSB/A
                               Amendment No. 2

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

                                   PART III

Item 9.  Directors, executive officers, promoters and control persons, compliance with Section 16(a) of the Exchange Act.................9
Item 10. Executive compensation.............................................9
Item 11. Security ownership of certain beneficial owners and management....10
Item 12. Certain relationships and related transactions....................11
Item 13. Exhibits and reports on Form 8-K..................................11

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


                       ITEM 10: EXECUTIVE COMPENSATION

      None of our named executive officers received any cash compensation, bonuses, stock appreciation rights, long term compensation, stock awards or long-term incentive rights in excess of $100,000 from us during the past three fiscal years. Mr. Mayer, our President who acts in the capacity of chief executive officer received compensation during fiscal year 2000, as described below. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our Board of Directors.

                          SUMMARY COMPENSATION TABLE

                                      Annual Compensation
                                      ----------------------------
                              Fiscal
Name and Principal Position   Year    Salary ($)   Bonus   Other
---------------------------   ------  ----------   -----   -------

Donald R. Mayer, President    2000    $ 0          $ 0     $2,500*
                              1999      0            0        0
                              1998      0            0        0

   * Represents the approximate value of 10,000 common shares issued as compensation


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


      7/10/01
Date_________________________      Globalwise Investments, Inc.


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