Form 10QSB
period 2001-06-30
GLOBALWISE INVESTMENTS INC
filed 2001-07-26
CIK 1081745

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File No.  000-31671

                         GLOBALWISE INVESTMENTS, INC.
      (Exact name of Small Business Issuer as specified in its charter)

       NEVADA                                  87-0613716
-------------------------------              ----------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification Number)

                        525 South 300 East, Suite 201
                 --------------------------------------------
                          Salt Lake City, Utah84111
              (Address of principal executive offices)(Zip Code)


Issuer's telephone number, including area code (801) 323-2395
                                              ------------------

      Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

      As of July 23, 2001 the registrant had 850,000 common shares outstanding.

                        PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2001 and 2000 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six months ended June 30, 2001, are not necessarily indicative of results to be expected for any subsequent period.

                         Globalwise Investments, Inc.
                        (A Development Stage Company)
                             Financial Statements
                                June 30, 2001

                         Globalwise Investments, Inc.
                        (A Development Stage Company)
                                Balance Sheets



                                    ASSETS

                                                  June 30,       December 31,
                                                  2001           2000
                                                  -------------- -------------
                                                  (Unaudited)
CURRENT ASSETS                                    $           -  $          -
                                                  -------------- -------------

  TOTAL ASSETS                                    $           -  $          -
                                                  ============== =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable                                  $       1,345  $      1,345
                                                  -------------- -------------

  Total Liabilities                                       1,345         1,345
                                                  -------------- -------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 50,000,000 shares
  authorized; 850,000 issued and outstanding                850           850

Additional Paid in Capital                               47,494        47,494

Deficit Accumulated During the Development Stage        (49,689)      (49,689)
                                                  -------------- -------------

  Total Stockholders' Equity                             (1,345)       (1,345)
                                                  -------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $           -  $          -
                                                  ============== =============

                         Globalwise Investments, Inc.
                        (A Development Stage Company)
                           Statement of Operations
                                 (Unaudited)


                                                                                           From
                               For the        For the        For the        For the        Inception on
                               three months   three months   six months     six months     October 3,1997
                               ended June 30, ended June 30, ended June 30, ended June 30, to June 30,
                               2001           2000           2001           2000           2001
                               -------------- -------------- -------------- -------------- --------------

REVENUES                       $           -  $           -  $           -  $           -  $           -
                               -------------- -------------- -------------- -------------- --------------
EXPENSES
  General & Administrative                 -              -              -          1,345         49,689
                               -------------- -------------- -------------- -------------- --------------

    TOTAL EXPENSES                         -              -              -          1,345         49,689
                               -------------- -------------- -------------- -------------- --------------

NET INCOME(LOSS)               $           -  $           -  $           -  $      (1,345) $     (49,689)
                               ============== ============== ============== ============== ==============

NET LOSS PER SHARE             $           -  $           -  $           -  $           -  $       (0.08)
                               ============== ============== ============== ============== ==============

WEIGHTED AVERAGE SHARES
  OUTSTANDING                        850,000        802,000        850,000        905,466        611,217
                               ============== ============== ============== ============== ==============


                                       F-2


                          Globalwise Investments, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)

                                                                                      From
                                                                                      Inception on
                                                        For the six months ended      October 3, 1997
                                                                  June 30,            Through
                                                               2001       2000        June 30, 2001
                                                        -------------- -------------- ---------------
Cash Flows from Operating Activities

  Net Loss                                              $           -  $      (1,345) $      (21,345)
  Less Non-Cash Items:
  Stock Issued for Services                                         -              -          20,000
  Increase(Decrease) in Accounts Payable                            -          1,345           1,345
                                                        -------------- -------------- ---------------

  Net Cash Provided(Used) by Operating Activities                   -              -               -
                                                        -------------- -------------- ---------------
Cash Flows from Investing Activities

  Net Cash Provided(Used) by Investing Activities                   -              -               -
                                                        -------------- -------------- ---------------
Cash Flows from Financing Activities

  Net Cash Provided(Used) by Financing Activities                   -              -               -
                                                        -------------- -------------- ---------------

Increase in Cash                                                    -              -               -
                                                        -------------- -------------- ---------------

Cash and Cash Equivalents at Beginning of Period                    -              -               -
                                                        -------------- -------------- ---------------

Cash and Cash Equivalents at End of Period              $           -  $           -  $            -
                                                        ============== ============== ===============

Supplemental Non-Cash Financing Transactions:

 Stock Issued for Services                              $           -  $           -  $       20,000

Cash Paid For:
  Interest                                              $           -  $           -  $            -
  Income Taxes                                          $           -  $           -  $            -




                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                          June 30, 2001



GENERAL

Globalwise Investments, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2001 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the year ended December 31, 2000.

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


ITEM 2.  PLAN OF OPERATIONS

     We are a development stage company with no assets and we have experienced losses since our inception. We are dependent on financing to continue our operations. For the three and six month periods ended June 30, 2001, we had no cash on hand and total current liabilities of $1,345. The $1,345 account payable is related to accounting and legal fees incurred during 1999 which were paid on our behalf.

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


                   PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

     On July 20, 2001, Anita Patterson resigned as our Secretary/Treasurer and Director to pursue other interests. On that same day, our Board of Directors appointed Linda L. Perry to these positions. Mrs. Perry is 57 years old and serves as President of Business Builders, Inc., a privately held business consulting firm which she co-founded in 1997. She also serves as a director of Wings &Things, Inc., a reporting company. She attended Weber State College, located in Ogden, Utah.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Part II Exhibits

Exhibit
Number   Description
-------  --------------------
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

     7/26/01
Date_____________     Globalwise Investments, Inc.


                        /s/ Donald R. Mayer
                   By: ______________________________________
                       Donald R. Mayer
                       President and Director