Form 10QSB
period 2001-09-30
GLOBALWISE INVESTMENTS INC
filed 2001-10-11
CIK 1081745

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File No.  000-31671

                         GLOBALWISE INVESTMENTS, INC.
      (Exact name of Small Business Issuer as specified in its charter)

       NEVADA                             87-0613716
-------------------------------          ----------------------------
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)           Identification Number)

525 South 300 East, Suite 201
Salt Lake City, Utah                     84111
---------------------------------------- ----------------------------
(Address of principal executive offices) (Zip Code)


Issuer's telephone number, including area code (801) 323-2395
                                               ----------------------

     Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     As of October 10, 2001, the registrant had 850,000 common shares outstanding.

                        PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2001 and 2000 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the nine months ended September 30, 2001, are not necessarily indicative of results to be expected for any subsequent period.

                         Globalwise Investments, Inc.
                        (A Development Stage Company)
                             Financial Statements
                              September 30, 2001

                         Globalwise Investments, Inc.
                        (A Development Stage Company)
                                Balance Sheets



                                    ASSETS

                                                    September 30, December 31,
                                                         2001         2000
                                                    ------------- ------------
                                                     (Unaudited)
CURRENT ASSETS                                      $          -  $         -
                                                    ------------- ------------

  TOTAL ASSETS                                      $          -  $         -
                                                    ============= ============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable                                    $      1,345  $     1,345
                                                    ------------- ------------

  Total Liabilities                                        1,345        1,345
                                                    ------------- ------------

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 50,000,000 shares
authorized; 850,000 issued and outstanding                   850          850

Additional Paid in Capital                                47,494       47,494

Deficit Accumulated During the Development Stage         (49,689)     (49,689)
                                                    ------------- ------------

  Total Stockholders' Equity                              (1,345)      (1,345)
                                                    ------------- ------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $          -  $         -
                                                    ============= ============


                      Globalwise Investments, Inc.
                      (A Development Stage Company)
                         Statement of Operations
                               (Unaudited)


                                                                             From
                    For the        For the       For the       For the       Inception on
                    three months   three months  nine months   nine months   October 3,
                    ended          ended         ended         ended         1997 to
                    September 30,  September 30, September 30, September 30, September 30,
                    2001           2000          2001          2000          2001
                    -------------- ------------- ------------- ------------- -------------
REVENUES            $           -  $          -  $          -  $          -  $          -
                    -------------- ------------- ------------- ------------- -------------
EXPENSES
 General &
  Administrative                -        20,000             -        21,345        49,689
                    -------------- ------------- ------------- ------------- -------------

  TOTAL EXPENSES                -        20,000             -        21,345        49,689
                    -------------- ------------- ------------- ------------- -------------

NET INCOME(LOSS)    $           -  $    (20,000) $          -  $    (21,345) $    (49,689)
                    ============== ============= ============= ============= =============

NET LOSS PER SHARE  $           -  $          -  $          -  $          -  $      (0.08)
                    ============== ============= ============= ============= =============

WEIGHTED AVERAGE
 SHARES OUTSTANDING       850,000       841,733       850,000       848,578       626,824
                    ============== ============= ============= ============= =============



                     Globalwise Investments, Inc.
                    (A Development Stage Company)
                       Statement of Cash Flows
                             (Unaudited)

                                                                        From Inception
                                                                        on October 3,
                                             For the nine months ended  1997 Through
                                                   September 30,        September 30,
                                                 2001        2000       2001
                                           ------------- -------------- --------------
Cash Flows from Operating Activities

  Net Loss                                 $          -  $     (21,345) $     (21,345)
  Less Non-Cash Items:
  Stock Issued for Services                           -         20,000         20,000
  Increase(Decrease) in  Accounts Payable             -          1,345          1,345
                                           ------------- -------------- --------------
  Net Cash Provided(Used) by
  Operating Activities                                -              -              -
                                           ------------- -------------- --------------

Cash Flows from Investing Activities

  Net Cash Provided(Used) by
  Investing Activities                                -              -              -
                                           ------------- -------------- --------------
Cash Flows from Financing Activities

  Net Cash Provided(Used) by
  Financing Activities                                -              -              -
                                           ------------- -------------- --------------

Increase in Cash                                      -              -              -
                                           ------------- -------------- --------------
Cash and Cash Equivalents at
  Beginning of Period                                 -              -              -
                                           ------------- -------------- --------------

Cash and Cash Equivalents at End of Period $          -  $           -  $           -
                                           ============= ============== ==============

Supplemental Non-Cash Financing Transactions:

 Stock Issued for Services                 $          -  $      20,000  $      20,000

Cash Paid For:
  Interest                                 $          -  $           -  $           -
  Income Taxes                             $          -  $           -  $           -


                     Globalwise Investments, Inc.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          September 30, 2001



GENERAL

Globalwise Investments, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2001 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the year ended December 31, 2000.

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


ITEM 2.  PLAN OF OPERATIONS

      We are a development stage company with no assets and we have experienced losses since our inception. We are dependent on financing to continue our operations. For the three and nine month periods ended September 30, 2001, we had no cash on hand and total current liabilities of $1,345. The $1,345 account payable is related to accounting and legal fees incurred during 1999 which were paid on our behalf.

      We have no commitments for capital expenditures for the next twelve months. During the next twelve months we believe that our current cash needs can be met by loans from our directors, officers and shareholders based on understandings we have with these persons. These understandings are not written agreements and therefore these persons are not obligated to provide funds. Mutual Ventures, a shareholder, has in the past advanced cash for services to assist us in our efforts to become a reporting company and has expressed a willingness to continue assistance. We may repay these loans, costs of services and advancements with cash, if available, or we may convert them into common stock.

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

      It is emphasized that our management may effect transactions having a potentially adverse impact upon our shareholders pursuant to the authority and discretion of our management to complete an acquisition without submitting the acquisition proposal to the stockholders for their consideration.

       Should a merger or acquisition prove unsuccessful, it is possible that we may decide not to pursue further acquisition activities and management may abandon its activities and our shares would become worthless.


                     PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Part II Exhibits

Exhibit Number     Description
-------------------------------------------------------------------

3.1                Articles of Incorporation, as amended

3.2                Bylaws of Globalwise (Incorporated by reference to exhibit
                   3.3 of Form 10-SB, filed October 2, 2000.)


(b)  Reports on Form 8-K

     None.

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date 10/11/01                Globalwise Investments, Inc.


                             /S/ Donald R. Mayer
                         By: ______________________________________
                                 Donald R. Mayer
                                 President and Director