Form 10KSB
period 2001-12-31
GLOBALWISE INVESTMENTS INC
filed 2002-04-01
CIK 1081745

U. S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2001

                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                Commission file number: 000-31671

                   GLOBALWISE INVESTMENTS, INC.
      (Exact Name of Registrant as Specified in Its Charter)

Nevada                                        87-0613716
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)                Identification No.)

525 South 300 East, Suite 201, Salt Lake City, Utah             84111
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

Disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenue for its most recent fiscal year: None.

As of March 27, 2002, the registrant had 802,000 shares of common stock outstanding. A market value of the voting stock held by non-affiliates cannot be determined because the registrant does not have an active trading market.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes [ ]____ No[ X ]

                        TABLE OF CONTENTS

                              PART I
Item 1.  Description of business.............................................3
Item 2.  Description of property.............................................7
Item 3.  Legal proceedings...................................................7
Item 4.  Submission of matters to a vote of security holders.................7

                             PART II

Item 5.  Market for common equity and related stockholder matters ...........7
Item 6.  Management's discussion and analysis or plan of operations .........8
Item 7.  Financial statements ...............................................8
Item 8.  Changes in and disagreements with accountants on accounting and financial disclosure..............................................19

                             PART III

Item 9.  Directors and executive officers; Compliance with Section 16(a)....19
Item 10. Executive compensation19
Item 11. Security ownership of certain beneficial owners and management ....20
Item 12. Certain relationships and related transactions.....................20
Item 13. Exhibits and reports on Form 8-K...................................21






                    FORWARD LOOKING STATEMENTS

      In this annual report references to "Globalwise," "we," "us," and "our" refer to Globalwise Investments, Inc..

      This annual report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Globalwise's control. These factors include but are not limited to economic conditions generally and in the industries in which Globalwise may participate, competition within Globalwise's chosen industry, technological advances and failure by Globalwise to successfully develop business relationships.

                              PART I

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

      Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of "going public." However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of Globalwise.

      Our search for a business opportunity will not be limited to any particular geographical area or industry and includes both U.S. and international companies. Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors. Our management believes that companies who desire a public market to enhance liquidity for current stockholders, or plan to acquire additional assets through issuance of securities rather than for cash will be potential merger or acquisition candidates.

     We are subject to the reporting obligations of the Exchange Act of 1934. In the event we merge or acquire a business opportunity, the successor company will be subject to our reporting obligations. This is commonly referred to as a "back door registration." A back door registration occurs when a non-reporting company becomes the successor of a reporting company by merger, consolidation, exchange of securities, acquisition of assets or otherwise. Pursuant to Securities and Exchange Commission ("SEC") regulations, this type of event requires the successor company to provide an 8-K current report with the same kind of information that would appear in a registration statement, including audited and pro forma financial statements. Accordingly, we may incur additional expense to conduct due diligence and present the required information for the business opportunity in any report. Also, the SEC may elect to conduct a full review of the successor company and may issue substantive comments on the sufficiency of disclosure related to the business opportunity.

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

     Our management will analyze the business opportunities, however, none of our management are professional business analysts. (See, Part III, Item 9:
"Directors and Executive Officers . . .") Our management has had limited experience with mergers and acquisitions of business opportunities and has not been involved with an initial public offering. (See, "Prior Blank Check Involvement," below.) Potential investors must recognize that due to our management's inexperience we may not adequately evaluate a potential business opportunity.

     Certain conflicts of interest exist or may develop between Globalwise and our officers and directors. Our management has other business interests to which they currently devote attention, which include their primary employment and management of other blank check reporting companies. They may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgement in a manner which is consistent with their fiduciary duties to us. In particular, our officers and directors are directors of other blank check companies with a structure and a business plan which is identical to ours and they may in the future be involved with other blank check companies. In the process of negotiations for an acquisition or merger or determination of consulting fees related to investigation of a business opportunity, our principal stockholders and management may consider their own personal pecuniary benefit or the interests of other blank check companies they are affiliated with rather than the best interests of Globalwise's other stockholders.

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

     A decision to participate in a specific business opportunity may be made upon our management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of the business opportunity's new products or marketing concept, the merit of its technological changes, the perceived benefit that it will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, we anticipate that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to substantially shift marketing approaches, significantly expand operations, change product emphasis, change or substantially augment management, or make other changes. We will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for, the implementation of required changes.

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

     No one of the factors described above will be controlling in the selection of a business opportunity. Management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potential business opportunities may occur in many different industries and at various stages of development. Thus, the task of comparative investigation and analysis of such business opportunities will be extremely difficult and complex. Potential investors must recognize that, because of our limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

     Prior Blank Check Involvement. Mr. Mayer and Mrs. Perry are directors of other blank check companies and may in the future be involved with other blank check companies. (See, Part III, Item 9: "Directors and Executive Officers . .. ." for other blank check companies.) As of the date of this filing, these companies have not conducted any initial public offerings nor completed any mergers or acquisitions while Mr. Mayer and Mrs. Perry have been affiliated with them.

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

Form of Acquisition

     We cannot predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as our needs and desires and those of the promoters of the opportunity. The legal structure or method deemed by management to be suitable will be selected based upon our review and our relative negotiating strength. Such method may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. We may act directly or indirectly through an interest in a partnership, corporation or other forms of organization. We may be required to merge, consolidate or reorganize with other corporations or forms of business organization. In addition, our present management and stockholders most likely will not have control of a majority of our voting shares following a merger or reorganization transaction. As part of such a transaction, our existing directors may resign and new directors may be appointed without any vote by our stockholders.

     We likely will acquire our participation in a business opportunity through the issuance of common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that issuance of additional shares also may be done simultaneously with a sale or transfer of shares representing a controlling interest by current principal stockholders.

Competition

      We expect to encounter substantial competition in our effort to locate attractive opportunities. Business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals will be our primary competition. Many of these entities will have significantly greater experience, resources and managerial capabilities than we do and will be in a better position than we are to obtain access to attractive business opportunities. We also will experience competition from other public "blank check" companies, many of which may have more funds available for such transactions.

Employees

     We currently have no employees. Our management expects to confer with consultants, attorneys and accountants as necessary. We do not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities. We will determine the need for employees based upon the specific business opportunity.


                ITEM 2: DESCRIPTION OF PROPERTIES

     We do not currently own or lease any property. We will not seek independent office space until we pursue a viable business opportunity and recognize income.


                    ITEM 3: LEGAL PROCEEDINGS

     We are not a party to any proceedings or threatened proceedings as of the date of this filing.


   ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2001 fiscal year.


                             PART II

ITEM 5: MARKET PRICE FOR COMMON EQUITYAND RELATED STOCKHOLDER MATTERS

     We do not have a active public market as of this filing. As of March 27, 2002 we had approximately 43 stockholders of record holding 802,000 common shares. Of these shares 157,500 shares are restricted stock as that term is defined in Rule 144 and 644,500 shares are unrestricted stock.

     We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

     The following discussion describes all securities sold without registration by Globalwise within the past three years.

     On July 18, 2000, we issued 28,000 shares valued at $15,000 to Mutual Ventures Corporation for costs advanced on our behalf for legal and accounting services. We relied on an exemption from registration under the Securities Act of 1933 by reason of Section 4(2) as a private transaction not involving a public distribution. Mutual Ventures Corporation was provided the same kind of information as would be available in a registration statement regarding Globalwise and Globalwise reasonably believed it possessed sufficient sophistication to evaluate the information provided. These shares were subsequently canceled on October 29, 2001.

     On July 13, 2000 an aggregate of 20,000 shares valued at approximately $5,000 were issued. Donald R Mayer received 10,000 shares and Anita Patterson received 10,000 shares in consideration for services as our directors and officers. We relied on an exemption from registration under the Securities Act of 1933 by reason of Section 4(2) as a private transaction not involving a public distribution. Mr. Mayer and Ms. Patterson had access to the same kind of information as would be available in a registration statement regarding Globalwise and Globalwise reasonably believed they possessed sufficient sophistication to evaluate the information provided. These shares were subsequently canceled on October 29, 2001.

      Beginning in January 1999 and ending in late March 1999, we offered a minimum of 12,400 shares up to a maximum of 15,000 shares for cash at $5 per share in a private offering pursuant to Regulation D Rule 504. We sold 13,040 (652,000 post-split) shares to 30 purchasers for $65,000. We relied on an exemption from the registration requirements of the Securities Act of 1933 by reasons of Section 3(b) and Regulation D as a Rule 504 limited offering. Such offering did not exceed the $1 million aggregate limitation for sales of securities pursuant to Rule 504(b)(2) for the twelve months prior to and during the offering. We believe the Rule 504 exemption was available at the time of the offering because we were a development stage company who owned vending machines and had a business purpose of establishing a vending machine business. Each purchaser was provided the same kind of information as would be available in a registration statement regarding Globalwise and Globalwise reasonably believed each purchaser possessed sufficient sophistication to evaluate the information provided.


                    ITEM 6: PLAN OF OPERATION

     We have no assets and have experienced losses from inception. For the year ended December 31, 2001, we had no cash on hand and total current liabilities of $21,345. Since inception, we have primarily financed our operations through the sale of our common stock. During fiscal year 1999 we raised $65,000 through a private placement of 652,000 post-split common stock to commence our vending machine operations. In June 2000 our management exchanged all of the assets and liabilities of our vending machine business for 150,000 shares we had previously issued and we canceled those shares and returned them to the treasury.

     In July 2000 we issued an aggregate of 48,000 common shares for costs advanced on our behalf for legal and accounting services, valued at $15,000, and to our executive officers for services rendered, valued at $5,000. However, our Board determined in October 2001 that it would be in our best interest to cancel these shares and reestablish the liabilities in the aggregate amount of $20,000 to our accounts payable. Management intends that any agreement for a merger or acquisition shall provide that this debt be paid as part of that transaction.

     We have no commitments for capital expenditures for the next twelve months. During the next twelve months we believe that our current cash needs can be met by loans from our directors, officers and shareholders based on understandings we have with these persons. These understandings are not written agreements and therefore these persons are not obligated to provide funds.

     Our management intends to actively seek business opportunities during the next twelve months and if we obtain a business opportunity, it may be necessary to raise additional capital through the sale of our common stock. We intend to issue any stock pursuant to exemptions from the registration requirements provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We also note that if we issue more shares of our common stock our stockholders may experience dilution in the value per share of their common stock.


                   ITEM 7: FINANCIAL STATEMENTS

                   Globalwise Investments, Inc.

                       Financial Statements

                    December 31, 2001 and 2000

                             CONTENTS


Independent Auditor's Report ..............................................3

Balance Sheets.............................................................4

Statements of Operations ..................................................5

Statements of Stockholders' Equity.........................................6

Statements of Cash Flows ..................................................7

Notes to the Financial Statements .........................................8

                      CHISHOLM & ASSOCIATES
a Professional          Certified Public Accountants    Office (801)292-8756
Corporation                    P.O. Box 540216             Fax (801) 292-8809
                   North Salt Lake, Utah 84054
_____________________________________________________________________________





                   INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Globalwise Investments, Inc.:

We have audited the accompanying balance sheets of Globalwise Investments, Inc. (a development stage company) as of December 31, 2001 and 2000 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000 and from inception October 3, 1997 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Globalwise Investments, Inc. (a development stage company) as of December 31, 2001 and 2000 and the results of its operations and cash flows for the years ended December 31, 2001 and 2000 and from inception October 3, 1997 through December 31, 2001 in conformity with generally accepted accounting principles in the United States of America.

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


/s/ Chisholm & Associates

Chisholm & Associates
North Salt Lake, Utah
January 2, 2002

                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS

                                                            December 31
                                                        2001          2000
                                                   ------------- -------------

CURRENT ASSETS

Cash                                               $          -  $          -
                                                   ------------- -------------

  Total Assets                                     $          -  $          -
                                                   ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - related parties                 $     21,345  $      1,345
                                                   ------------- -------------

  Total Liabilities                                      21,345         1,345
                                                   ------------- -------------


STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 50,000,000 shares
  authorized; 802,000  and 850,000 shares issued
  and outstanding respectively                              802           850

Additional Paid in Capital                               27,542        47,494

Deficit Accumulated during the development stage        (49,689)      (49,689)
                                                   ------------- -------------

  Total Stockholders' Equity (deficit)                  (21,345)       (1,345)
                                                   ------------- -------------

Total Liabilities and Stockholders' Equity         $          -  $          -
                                                   ============= =============










The accompanying notes are an integral part of these financial statements

                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                     Statement of Operations


                                                                From
                                        For the Years Ended     Inception on
                                             December 31        October 3,1997
                                    --------------------------- to Dec. 31,
                                         2001         2000      2001
                                    ------------- ------------- --------------

REVENUES                            $          -  $          -  $           -
                                    ------------- ------------- --------------
EXPENSES
  General & Administrative                     -        21,345         49,689
                                    ------------- ------------- --------------

    Total Expenses                             -        21,345         49,689
                                    ------------- ------------- --------------

Net Loss                            $          -  $    (21,345) $     (49,689)
                                    ============= ============= ==============

Net Loss Per Share                  $          -  $      (0.03) $       (0.08)
                                    ============= ============= ==============

Weighted average shares outstanding      842,000       848,933        615,348
                                    ============= ============= ==============






 The accompanying notes are an integral part of these financial statements

                   Globalwise Investments, Inc.
                   (A Development Stage Company)
                Statements of Stockholders' Equity
   From Inception on October 3, 1997 through December 31, 2001


                                                                 Deficit
                                                                 Accumulated
                                                     Additional  During the
                                Common Stock         Paid in     Development
                             Shares       Amount     Capital     Stage
                           ------------- ----------- ----------- -------------

Balance, October 3, 1997              -  $        -  $        -  $          -

Shares issued for equipment
 at $0.064 per share            300,000         300      18,800             -

Net (loss) for the year
 ended December 31, 1997              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1997     300,000         300      18,800             -

Capital Contributions                 -           -         550             -

Net (loss) for the year
 ended December 31, 1998              -           -           -          (550)
                           ------------- ----------- ----------- -------------

Balance - December 31, 1998     300,000         300      19,350          (550)

Shares issued for cash at
 $0.0996 per share              652,000         652      64,348             -

Capital Contributions                 -           -       6,000             -

Net (loss) for the year
 ended December 31, 1999              -           -           -       (27,794)
                           ------------- ----------- ----------- -------------

Balance - December 31, 1999     952,000         952      89,698       (28,344)

Cancellation of shares in
 connection with spin-off
 of Assets and Liabilities
 of the Company                (150,000)       (150)    (62,156)            -

Shares issued for services
 at $.25 per share               20,000          20       4,980             -

Shares issued for services
 at $.536 per share              28,000          28      14,972             -

Net (loss) for the year
 ended December 31, 2000              -           -           -       (21,345)
                           ------------- ----------- ----------- -------------

Balance - December 31, 2000     850,000         850      47,494       (49,689)

Cancellation of shares
 issued for services
 in 2000                        (48,000)        (48)    (19,952)            -

Net (loss) for the year
 ended December 31, 2001              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 2001     802,000  $      802  $   27,542  $    (49,689)
                           ============= =========== =========== =============














The accompanying notes are an integral part of these financial statements

                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                     Statement of Cash Flows


                                                                From
                                        For the Years Ended     Inception on
                                             December 31        October 3,1997
                                    --------------------------- through
                                         2001         2000      Dec. 31, 2001
                                    ------------- ------------- --------------
Cash Flows from Operating Activities

  Net Loss                          $          -  $    (21,345) $     (49,689)
  Adjustments for non-cash items:
   Capital contributions - expenses            -             -          6,550
   Shares issued for services            (20,000)       20,000              -
   Increase in Inventory                       -             -        (21,744)
   Increase (decrease) in
     accounts payable                     20,000         1,345         21,944
                                    ------------- ------------- --------------
  Net Cash Provided (Used) by
   Operating Activities                        -             -        (42,939)
                                    ------------- ------------- --------------

Cash Flows from Investing Activities:
  Purchase of equipment                        -             -        (20,530)
  Loss of cash in spin-off                     -        (1,531)        (1,531)
                                    ------------- ------------- --------------
  Net Cash Provided (Used) in
  Investing Activities                         -        (1,531)       (22,061)
                                    ------------- ------------- --------------


Cash Flows from Financing Activities:
  Proceeds from stock issuance                 -             -         65,000
                                    ------------- ------------- --------------

  Net cash Provided by
   Financing Activities                        -             -         65,000
                                    ------------- ------------- --------------

Increase (Decrease) in Cash                    -             -              -

Cash and Cash Equivalents,
 Beginning of Period                           -         1,531              -
                                    ------------- ------------- --------------
Cash and Cash Equivalents,
 End of Period                      $          -  $          -  $           -
                                    ============= ============= ==============

Supplemental Cash Flow Information:

  Stock issued for services         $    (20,000) $     20,000  $           -

  Cash Paid For:
    Interest                        $          -  $          -  $           -
    Income Taxes                    $          -  $          -  $           -










The accompanying notes are an integral part of these financial statements

                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2001 and 2000

NOTE 1 - Summary of Significant Accounting Policies

     a.  Organization & Consolidation Policy

         Globalwise Investments, Inc.  (the Company), a Utah corporation, was
incorporated October 3, 1997.   The Company was organized for the purpose of
engaging in the confectionary vending machine business.

     b.  Recognition of Revenue

         The Company recognizes income and expense on the accrual basis of accounting.

     c.  Earnings (Loss) Per Share

                                       Income (loss)  Shares       Per Share
                                       (Numerator)   (Denominator) Amount
                                       ------------- ------------- -----------
For the year ended December 31, 2001:

 Basic EPS
  Income (loss) to common stockholders $          -       842,000  $    (0.00)
                                       ============= ============= ===========

For the year ended December 31, 2000:

 Basic EPS
  Income (loss) to common stockholders $    (21,345)      848,933  $    (0.03)
                                       ============= ============= ===========

From inception on October 3, 1997 to
December 31, 2001:

 Basic EPS
  Income (loss) to common stockholders $    (49,689)      615,348  $    (0.08)
                                       ============= ============= ===========

         The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

     d.  Cash and Cash Equivalents

         The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2001 and 2000

NOTE 1 - Summary of Significant Accounting Policies (continued)

     e.  Provision for Income Taxes

         No provision for income taxes have been recorded due to net operating loss carryforwards totaling approximately $49,689 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2018. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

         Deferred tax asset and the valuation account is as follows at December 31, 2001 and 2000:
                                                            December 31,
                                                        2001         2000
                                                   ------------- -------------
     Deferred tax asset:
          NOL carryforward                         $     15,900  $     15,900

          Valuation allowance                          ( 15,900)     ( 15,900)
                                                   ------------- -------------

                                                   $          -  $          -
                                                   ============= =============

     f.  Use of estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - Going Concern

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no assets and has had recurring operating losses for the past several years and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to find an operating company to merge with, thus creating necessary operating revenue.

                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2001 and 2000

NOTE 3 - Spin-off

         In March, 2000, the Company exchanged all of its assets and liabilities for 150,000 shares of its previously issued common stock. The shares were subsequently canceled.

NOTE 4 - Stock Cancellation

         The Company and stockholders have elected to cancel stock that was issued in July, 2000 in lieu of payment for costs and services. 48,000 shares were canceled which had been issued for services and costs valued at $20,000. The liability has been re-established in the Accounts Payable - related parties section of the balance sheet.


NOTE 5 - Development Stage Company

         The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and searching for a business operation with which to merge, or assets to acquire, in order to generate significant operations.

NOTE 6 - Related Party Transactions

         During previous years, the Company incurred $21,345 of professional fees payable to Mutual Ventures Corp. An officer of the Company is an employee of Mutual Ventures Corp.

      ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

As previously reported, on June 30, 2000, Chisholm & Associates replaced our former independent auditor, Andersen Andersen & Strong LC. In January of 2000 Andersen Andersen & Strong replaced our former independent auditor Crouch, Bierwolf and Chisholm.


                             PART III

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a)

Directors and Executive Officers

     Our executive officers and directors and their respective ages, positions and term of office are set forth below. Biographical information for each of those persons is also presented below. Our bylaws require two directors who serve until our next annual meeting or until each is replaced by a qualified director. Our executive officers are chosen by our Board of Directors and serve at its discretion. There are no existing family relationships between or among any of our executive officers or directors.
                                                                Director or
Name               Age   Position Held                          Officer Since
------------------ ----- -------------------------------------- -------------
Donald R. Mayer    63    President, Director                    July 11, 2000
Linda L. Perry     58    Secretary/Treasurer, Director          July 20, 2001

     Donald R. Mayer. Mr. Mayer has been the President and a director of Universal Business Insurance, an insurance company that he founded and has operated for the past eleven years. He has worked in the insurance industry for over 17 years, specializing in the motel/hotel industry. He is a director of Nova Star Innovations, Inc. and WorldNet, Inc. of Nevada, blank check reporting companies. He graduated from the University of Utah, located in Salt Lake City, Utah, with a B.A. in accounting in 1971.

     Linda L. Perry Mrs. Perry serves as President of Business Builders, Inc., a privately held business consulting firm which she co-founded in 1997. She also serves as a director of Wings &Things, Inc., a reporting company. She attended Weber State College, located in Ogden, Utah.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership our common stock. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based upon review of the copies of such forms furnished to us and representations from these persons whether Forms 5 were required, we believe that Linda L. Perry filed a Form 5 reporting one transaction in lieu of a late Form 3.


                 ITEM 10: EXECUTIVE COMPENSATION

     None of our named executive officers received any cash compensation, bonuses, stock appreciation rights, long term compensation, stock awards or long-term incentive rights in excess of $100,000 from us during the past three fiscal years. Mr. Mayer, our President, who acts in the capacity of chief executive officer received shares valued at $5,000 in 2000; however, these shares were canceled and returned to the treasury in October 2001. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our Board of Directors.

Compensation of Directors

     We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.


ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of our outstanding common stock by our management and each person or group known by us to own beneficially more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 802,000 shares of common stock outstanding as of March 27, 2002.

                    CERTAIN BENEFICIAL OWNERS

                                            Common Stock Beneficially Owned
                                            -------------------------------
Name and Address of                  Number of Shares of
Beneficial Owners                    Common Stock        Percentage of Class
------------------------------------ ------------------- -------------------

Aaron Nelson                           50,000 (1)           6.2%
5710 E. Tropicana #2023
Las Vegas, Nevada 89122

Brent Nelson                          150,000              18.7%
1238 Thames Ct.
Salt Lake City, Utah 84123

(1) Includes 25,000 shares held by spouse.

                            MANAGEMENT

                                             Common Stock Beneficially Owned
                                             -------------------------------
Name and Address of                 Number of Shares of
Beneficial Owners                   Common Stock          Percentage of Class
----------------------------------- --------------------- -------------------

Donald R. Mayer                         7,500                Less than 1%
6360 South 3000 East #205
Salt Lake City, Utah 84121



     ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following information summarizes transactions we have either engaged in during the two most recent fiscal years or propose to engage in involving our executive officers, directors, more than 5% stockholders, or immediate family members of such persons.

     On July 13, 2000, an aggregate of 20,000 shares were issued to our directors and officers in consideration for their services performed and to be performed in those positions. Donald
R. Mayer, our President, received 10,000 shares valued at approximately $2,500. This transaction was negotiated between related parties without "arms length" bargaining and as a result the terms of this transaction may be different than transactions between unrelated parties. However, in October 2001 these shares were canceled and returned to the treasury.

     On March 3, 2000, our management determined that it was in the best interests of Globalwise to sell the assets and liabilities of our vending machine business and we formalized an agreement to sell the assets and liabilities to Brent Nelson, our then President and Director. In June 2000 Mr. Nelson exchanged 150,000 shares of Globalwise common stock held by him to purchase these assets and liabilities. The shares were valued at $62,306 based upon the value of our total current assets, which included equipment and inventory, less our total current liabilities as of March 2000 date. This transaction was negotiated between related parties without "arms length" bargaining and as a result the terms of this transaction may be different than transactions between unrelated parties. In July 2000, Mr. Nelson resigned as President and Director to pursue other interests. We subsequently canceled the 150,000 shares and returned them to the treasury.

            ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Number  Description
------  ------------

3.1 Articles of Incorporation, as amended (Incorporated by reference to exhibit 3.1 of Form 10-QSB, filed October 11, 2001)

3.3 Bylaws of Globalwise (Incorporated by reference to exhibit 3.3 of Form 10-SB, filed October 2, 2000.)


Reports on 8-K

     None

                            SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


        4/01/2002
Date_________________________   Globalwise Investments, Inc.

                                      /s/ Donald R. Mayer
                                By: ______________________________________
                                    Donald R. Mayer
                                    President and Director

     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.



       4/01/2002                     /s/ Linda L. Perry
Date_________________________   By: _______________________________________
                                    Linda L. Perry
                                    Secretary/Treasurer and Director