Form 10QSB
period 2002-03-31
GLOBALWISE INVESTMENTS INC
filed 2002-05-07
CIK 1081745

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  Commission File No.  000-31671

                   GLOBALWISE INVESTMENTS, INC.
(Exact name of Small Business Issuer as specified in its charter)

       NEVADA                                    87-0613716
-----------------------                -------------------------------------
(State of incorporation)              (I.R.S. Employer Identification Number)



525 South 300 East, Suite 201
Salt Lake City, Utah                         84111
---------------------------------------   ----------
(Address of principal executive offices)     (Zip Code)



Issuer's telephone number, including area code    (801) 323-2395

     Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     As of April 26, 2002, the registrant had 802,000 common shares outstanding.

                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2002 and 2001 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of results to be expected for any subsequent period.

                   Globalwise Investments, Inc.
                       Financial Statements
                          March 31, 2002

                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                          Balance Sheets
                              ASSETS
                                                      March 31   December 31
                                                        2002        2001
                                                  -------------- -------------
                                                    (Unaudited)

CURRENT ASSETS                                    $           -  $          -
                                                  -------------- -------------

  TOTAL ASSETS                                    $           -  $          -
                                                  ============== =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable - Related parties                $      21,345  $     21,345
                                                  -------------- -------------

  Total Liabilities                                      21,345        21,345
                                                  -------------- -------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 50,000,000
  shares authorized; 802,000  shares
  issued and outstanding                                    802           802

Additional paid in Capital                               27,542        27,542

Deficit Accumulated During the Development Stage        (49,689)      (49,689)
                                                  -------------- -------------

  Total Stockholders' Equity (deficit)                  (21,345)      (21,345)
                                                  -------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $           -  $          -
                                                  ============== =============

                   Globalwise Investments, Inc.
                  (A Development  Stage Company)
                     Statement of Operations
                           (Unaudited)


                                                                 From
                                                                 inception on
                                     For the three For the three October 3
                                     months ended  months ended  1997, to
                                     March 31,     March 31,     March 31,
                                     2002          2001          2002
                                     ------------- ------------- -------------

REVENUES                             $          -  $          -  $          -
                                     ------------- ------------- -------------
EXPENSES
  General & Administrative                      -             -        49,689
                                     ------------- ------------- -------------

    TOTAL EXPENSES                              -             -        49,689
                                     ------------- ------------- -------------

NET INCOME (LOSS)                    $          -  $          -  $    (49,689)
                                     ============= ============= =============

NET LOSS PER SHARE                   $          -  $          -  $      (0.06)
                                     ============= ============= =============

WEIGHTED AVERAGE SHARES OUTSTANDING       802,000       850,000       655,495
                                     ============= ============= =============

                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                     Statement of Cash Flows
                           (Unaudited)



                                                                 From
                                                                 inception on
                                     For the three For the three October 3
                                     months ended  months ended  1997, through
                                     March 31,     March 31,     March 31,
                                     2002          2001          2002
                                     ------------- ------------- -------------

Cash Flows from Operating Activities
  Net Loss                           $          -  $          -  $    (49,689)

  Less  Non-cash Items:
  Capital contributions - expenses              -             -         6,550
  Increase in inventory                         -             -       (21,744)
  Stock issued for services                     -             -             -
  Increase in Accounts Payable                  -             -        21,944
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
    Operating Activities                        -             -       (42,939)
                                     ------------- ------------- -------------
Cash Flows from Investing Activities
  Purchase of equipment                         -             -       (20,530)
  Loss of cash in spin-off                      -             -        (1,531)

                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
    Investing Activities                        -             -       (22,061)
                                     ------------- ------------- -------------
Cash Flows from Financing Activities
  Proceeds from stock issuance                  -             -        65,000
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
    Financing Activities                        -             -        65,000
                                     ------------- ------------- -------------
Increase (Decrease) in Cash                     -             -             -

Cash and Cash Equivalents at
  Beginning of Period                           -             -             -
                                     ------------- ------------- -------------
Cash and Cash Equivalents at
  End of Period                      $          -  $          -  $          -
                                     ============= ============= =============


Supplemental Cash Flow Information:

  Stock issued for services          $          -  $          -  $          -

  Cash Paid For:
    Interest                         $          -  $          -  $          -
    Income Taxes                     $          -  $          -  $          -

                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                          March 31, 2002


GENERAL
-------

Globalwise Investments, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2002, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2001.

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


ITEM 2.  PLAN OF OPERATIONS

     We are a development stage company with no assets and we have experienced losses since our inception. We are dependent on financing to continue our operations. For the three month period ended March 31, 2002, we had no cash on hand and total current liabilities of $21,345. The $21,345 account payable is related to accounting and legal fees of approximately $16,345 which were paid on our behalf by related parties and approximately $5,000 in services rendered by our management. Management intends that any agreement for a merger or acquisition shall provide that this debt be paid as part of that transaction.

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

     Our management intends to actively pursue business opportunities during the next twelve months. Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of "going public." However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of Globalwise. As of the date of this filing, we have not identified any assets or business opportunities for acquisition, nor have we made a formal study of the economic potential of any business.

     Potential investors must recognize that because of our limited capital available for investigation and management's limited experience in business analysis we may not discover or adequately evaluate adverse facts about the business opportunity to be acquired. Also, all risks inherent in new and inexperienced enterprises are inherent in our business.

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

                   PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Part II Exhibits

Exhibit Number  Description
--------------  -----------

3.1 Articles of Incorporation, as amended (Incorporated by reference to exhibit 3.1 of Form 10-QSB, filed October 11,
                2001)

3.2 Bylaws of Globalwise (Incorporated by reference to exhibit 3.3 of Form 10-SB, filed October 2, 2000.)

(b   Reports on Form 8-K

     None.



                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


       5/3/02
Date_________________________     Globalwise Investments, Inc.


                                         /s/ Donald R. Mayer
                                  By: ______________________________________
                                      Donald R. Mayer
                                      President and Director