Form 10QSB
period 2002-06-30
GLOBALWISE INVESTMENTS INC
filed 2002-08-08
CIK 1081745

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  Commission File No.  000-31671

                   GLOBALWISE INVESTMENTS, INC.
(Exact name of Small Business Issuer as specified in its charter)

    NEVADA                                        87-0613716
-------------------------              --------------------------------------
(State of incorporation)               (I.R.S. Employer Identification Number)

2157 S. Lincoln Street, Salt Lake City, Utah     84106
--------------------------------------------------------
(Address of principal executive offices)      (Zip Code)


Issuer's telephone number, including area code (801) 323-2395
                                               --------------

525 South 300 East, Suite 201, Salt Lake City, Utah 84111
---------------------------------------------------------
(Former address)

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of August 5, 2002, the registrant had 802,000 common shares outstanding.

                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2002 and 2001 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six month period ended June 30, 2002, are not necessarily indicative of results to be expected for any subsequent period.

                   Globalwise Investments, Inc.
                       Financial Statements
                          June 30, 2002

                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS

                                                     June 30      December 31
                                                       2002         2001
                                                   ------------- -------------
                                                    (Unaudited)

CURRENT ASSETS                                     $          -  $          -
                                                   ------------- -------------

  TOTAL ASSETS                                     $          -  $          -
                                                   ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

Accounts Payable - Related parties                 $     21,345  $     21,345
                                                   ------------- -------------

   Total Liabilities                                     21,345        21,345
                                                   ------------- -------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 50,000,000 shares
  authorized; 802,000  shares issued and
  outstanding                                               802           802

Additional paid in Capital                               27,542        27,542

Deficit Accumulated During the Development Stage        (49,689)      (49,689)
                                                   ------------- -------------

  Total Stockholders' Equity (deficit)                  (21,345)      (21,345)
                                                   ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $          -  $          -
                                                   ============= =============

                   Globalwise Investments, Inc.
                   (Development  Stage Company)
                     Statement of Operations
                           (Unaudited)


                                                                                            From
                                                                                            inception on
                                For the        For the        For the        For the        October 3,
                                three months   three months   six months     six months     1997
                                ended June 30, ended June 30, ended June 30, ended June 30, to June 30,
                                2002           2001           2002           2001           2002
                                -------------- -------------- -------------- -------------- -------------
REVENUES                        $           -  $           -  $           -  $           -  $          -
                                -------------- -------------- -------------- -------------- -------------
EXPENSES
  General & Administrative                  -              -              -              -        49,689
                                -------------- -------------- -------------- -------------- -------------

    TOTAL EXPENSES                          -              -              -              -        49,689
                                -------------- -------------- -------------- -------------- -------------

NET INCOME (LOSS)               $           -  $           -  $           -  $           -  $    (49,689)
                                ============== ============== ============== ============== =============

NET LOSS PER SHARE              $           -  $           -  $           -  $           -  $      (0.06)
                                ============== ============== ============== ============== =============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                         850,000        850,000        850,000        850,000       663,220
                                ============== ============== ============== ============== =============



                          Globalwise Investments, Inc.
                         (A Development Stage Company)
                            Statement of Cash Flows
                                  (Unaudited)

                                                                                        From
                                                                                        Inception on
                                                             For the six months ended   October 3, 1997
                                                                      June 30,          Through
                                                                  2002        2001      June 30, 2002
                                                            ------------- ------------- --------------
Cash Flows from Operating Activities

  Net Loss                                                  $          -  $          -  $     (49,689)
  Less  Non-cash Items:
  Capital contributions - expenses                                     -             -          6,550
  Increase in inventory                                                -             -        (21,744)
  Stock issued for services                                            -             -              -
  Increase  in Accounts Payable                                        -             -         21,944
                                                            ------------- ------------- --------------

  Net Cash Provided (Used) by Operating Activities                     -             -        (42,939)
                                                            ------------- ------------- --------------

Cash Flows from Investing Activities

  Purchase of equipment                                                -             -        (20,530)
  Loss of cash in spin-off                                             -             -         (1,531)
                                                            ------------- ------------- --------------

  Net Cash Provided (Used) by Investing Activities                     -             -        (22,061)
                                                            ------------- ------------- --------------

Cash Flows from Financing Activities
  Proceeds from stock issuance                                         -             -         65,000
                                                            ------------- ------------- --------------

  Net Cash Provided (Used) by Financing Activities                     -             -         65,000
                                                            ------------- ------------- --------------

Increase (Decrease) in Cash                                            -             -              -

Cash and Cash Equivalents at Beginning of Period                       -             -              -
                                                            ------------- ------------- --------------

Cash and Cash Equivalents at End of Period                  $          -  $          -  $           -
                                                            ============= ============= ==============

Supplemental Cash Flow Information:

  Stock issued for services                                 $          -  $          -  $           -

  Cash Paid For:
    Interest                                                $          -  $          -  $           -
    Income Taxes                                            $          -  $          -  $           -




                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                          June 30, 2002


GENERAL

Globalwise Investments, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2002, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2001.


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

      In this report references to "Globalwise," "we," "us," and "our" refer to Globalwise Investments, Inc.

                    Forward Looking Statements

     This quarterly report contains certain forward-looking statements and for this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Globalwise's control. These factors include but are not limited to economic conditions generally and in the market which Globalwise may participate; competition within Globalwise's chosen market and failure by Globalwise to successfully develop business relationships.


ITEM 2.  PLAN OF OPERATIONS

     We are a development stage company with no assets and we have experienced losses since our inception. We are dependent on financing to continue our operations. For the six month period ended June 30, 2002, we had no cash on hand and total current liabilities of $21,345. The $21,345 account payable is related to accounting and legal fees of approximately $16,345 which were paid on our behalf by related parties and approximately $5,000 in services rendered by our management.

     We have no commitments for capital expenditures for the next twelve months. During the next twelve months we believe that our current cash needs can be met by loans from our directors, officers and shareholders based on understandings we have with these persons. These understandings are not written agreements and therefore these persons are not obligated to provide funds. We may repay these loans, costs of services and advancements with cash, if available, or we may convert them into common stock. Management intends that any agreement for a merger or acquisition shall provide that these debts be paid as part of that transaction.

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

Exhibit
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


       8/8/02
Date_________________________     Globalwise Investments, Inc.

                                      /s/ Donald R. Mayer
                                  By: ______________________________________
                                      Donald R. Mayer
                                      President, Principal Financial and
                                      Accounting Officer, and Director