Form 10KSB
period 2002-12-31
GLOBALWISE INVESTMENTS INC
filed 2003-03-31
CIK 1081745

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2002

                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                Commission file number: 000-31671

                   GLOBALWISE INVESTMENTS, INC.
      (Exact Name of Registrant as Specified in Its Charter)


Nevada                                                  870613716
______________________________                         __________________
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


2157 S. Lincoln Street, Salt Lake City, Utah      84106
____________________________________________     __________
(Address of principal executive offices)         (Zip code)

Issuer's telephone number, including area code: (801) 323-2395

Securities registered pursuant to Section 12(b) of the Act: None

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

State issuer's revenue for its most recent fiscal year: None

As of March 18, 2003, the registrant had 802,000 shares of common stock outstanding. Since the registrant does not have an active trading market, a market value of the voting stock held by non-affiliates cannot be determined.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]

                        TABLE OF CONTENTS

                              PART I

Item 1.  Description of business............................................3
Item 2.  Description of property............................................7
Item 3.  Legal proceedings .................................................7
Item 4.  Submission of matters to a vote of security holders................7

                             PART II

Item 5.  Market for common equity and related stockholder matters...........8
Item 6.  Plan of operation..................................................8
Item 7.  Financial statements...............................................8
Item 8.  Changes in and disagreements with accountants on accounting and financial disclosure..............................................19

                             PART III

Item 9.  Directors and executive officers; Compliance with Section 16(a)...19
Item 10. Executive compensation............................................19
Item 11. Security ownership of certain beneficial owners and management....20
Item 12. Certain relationships and related transactions....................20
Item 13. Exhibits and reports on Form 8-K..................................20
Item 14. Controls and Procedures...........................................21
Signatures and Certifications..............................................22








                    FORWARD LOOKING STATEMENTS

     In this annual report references to "Globalwise," "we," "us," and "our" refer to Globalwise Investments, Inc..

     This annual report contains certain forward-looking statements and for this purpose any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Globalwise's control. These factors include but are not limited to economic conditions generally and in the industries in which Globalwise may participate; competition within Globalwise's chosen industry, including competition from much larger competitors; technological advances and failure by Globalwise to successfully develop business relationships.

                              PART I

ITEM 1: DESCRIPTION OF BUSINESS

Business Development

     Globalwise Investments, Inc. was incorporated in the state of Utah on October 3, 1997, to engage in the confectionary vending machine business. In June 2000 we sold all of the assets and liabilities of our vending machine business. On July 12, 2000, Globalwise Investments, Inc. was incorporated in the state of Nevada and on July 21, 2000, Globalwise Utah merged with Globalwise Nevada for the sole purpose of changing our domicile from the state of Utah to the state of Nevada.

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

     In the event we merge or acquire a business opportunity, the successor company will be subject to our reporting obligations. This is commonly referred to as a "back door registration." A back door registration occurs when a non-reporting company becomes the successor of a reporting company by merger, consolidation, exchange of securities, acquisition of assets or otherwise. Pursuant to the Securities and Exchange Commission ("SEC") regulations, this type of event requires the successor company to provide the same kind of information that would appear in a registration statement in a current report on Form 8-K, including audited and pro forma financial statements. Accordingly, we may incur additional expense to conduct due diligence and present the required information for the business opportunity in any report. Also, the SEC may elect to conduct a full review of the successor company and may issue substantive comments on the sufficiency of disclosure related to the business opportunity.

     Our search for a business opportunity will not be limited to any particular geographical area or industry, including both United States and international companies. Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors. Our management believes that companies who desire a public market to enhance liquidity for current stockholders, or plan to acquire additional assets through issuance of securities rather than for cash will be potential merger or acquisition candidates.

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

     It is possible that the range of business opportunities that might be available for consideration by us could be limited by impact of the SEC regulations regarding purchase and sale of "penny stock." Our common stock is listed on the OTC Bulletin Board, but there is little market activity at this time. We cannot assure that a market will develop or that a stockholder ever will be able to liquidate his investments without considerable delay, if at all. If a market develops, our shares will likely be subject to the rules of the Penny Stock Suitability Reform Act of 1990. The liquidity of penny stock is affected by specific disclosure procedures required by this Act to be followed by all broker-dealers, including but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock. This rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any market.

Investigation and Selection of Business Opportunities

     We anticipate that business opportunities will come to our attention from various sources, including our officers and directors, our stockholders, professional advisors, such as attorneys and accountants, securities broker-dealers, investment banking firms, venture capitalists, members of the financial community and others who may present unsolicited proposals. Management expects that prior personal and business relationships may lead to contacts for business opportunities; however, we have not entered into any direct or indirect negotiations at the time of this filing with any person, corporation or other entity regarding any possible business reorganization involving Globalwise.

     Our management will analyze the business opportunities; however, none of our management are professional business analysts. (See, Item 5: "Directors and Executive Officers; . . ") Our management has had limited experience with mergers and acquisitions of business opportunities and has not been involved with an initial public offering. (See, "Prior Blank Check Involvement," below.) Potential investors must recognize that due to our management's inexperience we may not adequately evaluate a potential business opportunity.

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

     In our analysis of a business opportunity we anticipate that management will consider, among other things, the following factors:

     (1) Potential for growth and profitability, indicated by a new technology, anticipated market expansion, or new products;

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

     (7) Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

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

     Prior Blank Check Involvement. Mr. Mayer and Mrs. Perry are directors of other blank check companies and may in the future be involved with other blank check companies. Mr. Mayer is a director of WorldNet, Inc. of Nevada, a blank check reporting company. Mrs. Perry is a director of Wings & Things, Inc., which is a blank check reporting company. As of the date of this filing, these companies have not conducted any initial public offerings nor completed any mergers or acquisitions while Mr. Mayer and Mrs. Perry have been affiliated with them.

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

Form of Acquisition

     We cannot predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as our needs and desires and those of the promoters of the opportunity. The legal structure or method deemed by management to be suitable will be selected based upon our review and our relative negotiating strength. Such methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. We may act directly or indirectly through an interest in a partnership, corporation or other forms of organization. We may be required to merge, consolidate or reorganize with other corporations or forms of business organizations. In addition, our present management and stockholders most likely will not have control of a majority of our voting shares following a merger or reorganization transaction. As part of such a transaction, our existing directors may resign and new directors may be appointed without any vote by our stockholders.

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

   ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2002 fiscal year.

                             PART II

ITEM 5: MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information and Dividends

     Our common stock was listed on the OTC Bulletin Board on March 12, 2002, under the symbol "GWIV." We have had no market activity in our stock as of this filing. As of March 18, 2003 we had approximately 36 stockholders of record holding 802,000 common shares. We have not granted options or warrants. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Securities Under Equity Compensation Plans

     We do not have any securities authorized for issuance under any equity compensation plans.

Recent Sales of Unregistered Securities

     The following discussion describes all securities sold by us without registration within the past three years.

     On July 18, 2000, we issued 28,000 shares valued at $15,000 to Mutual Ventures Corporation for costs advanced on our behalf for legal and accounting services. These shares were subsequently canceled in October 2001. We relied on an exemption from registration under the Securities Act of 1933 by reason of Section 4(2) as a private transaction not involving a public distribution.

     On July 13, 2000, an aggregate of 20,000 shares valued at approximately $5,000 were issued. We issued 10,000 shares to Donald R. Mayer and 10,000 shares were issued to Anita Patterson in consideration for services as our directors and officers. These shares were subsequently canceled in October 2001. We relied on an exemption from registration under the Securities Act of 1933 by reason of Section 4(2) as a private transaction not involving a public distribution.

     In connection with each of these isolated issuance's of our securities, we believe that each purchaser was provided the same kind of information regarding Globalwise as would be available in a registration statement and we reasonably believed each possessed sufficient sophistication to evaluate the information provided. In addition we believe each purchaser was aware that the securities had not been registered under federal securities laws; acquired the securities for his/her/its own account for investment purposes and not with a view to or for resale in connection with any distribution for purposes of the federal securities laws; understood that the securities would need to be indefinitely held unless registered or an exemption from registration applied to a proposed disposition; and was aware that the certificate representing the securities would bear a legend restricting their transfer.

     As a result, we believe that the sale of our securities to the respective acquirers did not constitute the sale of an unregistered security in violation of the federal securities laws and regulations by reason of the exemptions provided under 3(b) and 4(2) of the Securities, and the rules and regulations promulgated thereunder.

                    ITEM 6: PLAN OF OPERATION

     We have no assets and have experienced losses from inception. For the year ended December 31, 2002 and 2001 we had no cash on hand and total current liabilities of $21,345. Since inception, we have primarily financed our operations through the sale of our common stock.

     We have no commitments for capital expenditures for the next twelve
months.   The majority of our expenses are related to our reporting
obligations under the Exchange Act. We accrued $21,345 of expenses related to the professional services required to prepare our reports and the costs of filing the reports with the SEC. We may repay these accounts payable with cash, if available, or we may convert them into common stock. Also, if we acquire a business opportunity we may incur additional reporting expenses related to proxy or information statements we must provide to our stockholders which disclose the company to be acquired's business operations, management and financial condition.

     During the next twelve months we believe that our current cash needs can be met by loans from our directors, officers and stockholders based on informal understandings we have with these individuals. These understandings are not written agreements and therefore these persons are not obligated to provide funds. We may repay these loans and advancements with cash, if available, or we may convert them into common stock.

     Our management intends to actively seek business opportunities during the next twelve months. If we obtain a business opportunity, then it may be necessary to raise additional capital through the sale of our common stock.
We intend to issue such stock pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We do not currently intend to make a public offering of our stock. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

                   ITEM 7: FINANCIAL STATEMENTS

                   Globalwise Investments, Inc.

                       Financial Statements

                    December 31, 2002 and 2001

                             CONTENTS


Independent Auditor's Report ...............................................3

Balance Sheets .............................................................4

Statements of Operations....................................................5

Statements of Stockholders' Equity .........................................6

Statements of Cash Flows....................................................7

Notes to the Financial Statements...........................................8

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




                   INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Globalwise Investments, Inc.:

We have audited the accompanying balance sheets of Globalwise Investments, Inc. (a development stage company) as of December 31, 2002 and 2001 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2002 and 2001 and from inception October 3, 1997 through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Globalwise Investments, Inc. (a development stage company) as of December 31, 2002 and 2001 and the results of its operations and cash flows for the years ended December 31, 2002 and 2001 and from inception October 3, 1997 through December 31, 2002 in conformity with generally accepted accounting principles in the United States of America.

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


/s/ Chisholm & Associates

Chisholm & Associates
North Salt Lake, Utah
January 2, 2003

                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                          Balance Sheets



                              ASSETS
                                                         December 31
                                                     2002           2001
                                                 ------------- -------------
CURRENT ASSETS

Cash                                             $          -  $          -
                                                 ------------- -------------

  Total Assets                                   $          -  $          -
                                                 ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - related parties               $     21,345  $     21,345
                                                 ------------- -------------

  Total Liabilities                                    21,345        21,345
                                                 ------------- -------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 50,000,000
  shares authorized; 802,000  shares issued
  and outstanding                                         802           802

Additional Paid in Capital                             27,542        27,542

Deficit Accumulated during the development stage      (49,689)      (49,689)
                                                 ------------- -------------

  Total Stockholders' Equity (deficit)                (21,345)      (21,345)
                                                 ------------- -------------

Total Liabilities and Stockholders' Equity       $          -  $          -
                                                 ============= =============










The accompanying notes are an integral part of these financial statements

                   Globalwise Investments, Inc.
                  (A Development  Stage Company)
                     Statement of Operations


                                                               From
                                                               Inception on
                                       For the Years Ended     October 3,
                                            December 31        1997 to
                                         2002         2001     Dec. 31, 2002
                                   ------------- ------------- -------------

REVENUES                           $          -  $          -  $          -
                                   ------------- ------------- -------------
EXPENSES
  General & Administrative                    -             -        49,689
                                   ------------- ------------- -------------

    Total Expenses                            -             -        49,689
                                   ------------- ------------- -------------

Net Loss                           $          -  $          -  $    (49,689)
                                   ============= ============= =============

Net Loss Per Share                 $          -  $          -  $      (0.07)
                                   ============= ============= =============

Weighted average shares outstanding     802,000       842,000       676,373
                                   ============= ============= =============




















The accompanying notes are an integral part of these financial statements

                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                Statements of Stockholders' Equity
   From Inception on October 3, 1997 through December 31, 2002



                                                                 Deficit
                                                                 Accumulated
                                                     Additional  During the
                                Common Stock         Paid in     Development
                             Shares       Amount     Capital     Stage
                           ------------- ----------- ----------- -------------

Balance, October 3, 1997              -  $        -  $        -  $          -

Shares issued for equipment
 at $0.064 per share            300,000         300      18,800             -

Net (loss) for the year
 ended December 31, 1997              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 1997     300,000         300      18,800             -

Capital Contributions                 -           -         550             -

Net (loss) for the year
 ended December 31, 1998              -           -           -          (550)
                           ------------- ----------- ----------- -------------

Balance - December 31, 1998     300,000         300      19,350          (550)

Shares issued for cash at
 $0.0996 per share              652,000         652      64,348             -

Capital Contributions                 -           -       6,000             -

Net (loss) for the year
 ended December 31, 1999              -           -           -       (27,794)
                           ------------- ----------- ----------- -------------

Balance - December 31, 1999     952,000         952      89,698       (28,344)

Cancellation of shares in
 connection with spin-off
 of Assets and Liabilities
 of the Company                (150,000)       (150)    (62,156)            -

Shares issued for services
 at $.25 per share               20,000          20       4,980             -

Shares issued for services
 at $.536 per share              28,000          28      14,972             -

Net (loss) for the year
 ended December 31, 2000              -           -           -       (21,345)
                           ------------- ----------- ----------- -------------

Balance - December 31, 2000     850,000         850      47,494       (49,689)

Cancellation of shares
 issued for services
 in 2000                        (48,000)        (48)    (19,952)            -

Net (loss) for the year
 ended December 31, 2001              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 2001     802,000         802      27,542       (49,689)

Net (loss) for the year
 ended December 31, 2002              -           -           -             -
                           ------------- ----------- ----------- -------------

Balance - December 31, 2002     802,000  $      802  $   27,542  $    (49,689)
                           ============= =========== =========== =============





The accompanying notes are an integral part of these financial statements





                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                     Statement of Cash Flows


                                                                     From
                                                                     Inception on
                                             For the Years Ended     October 3,
                                                  December 31        1997 Through
                                              2002         2001      December 31, 2002
                                         ------------- ------------- -----------------
Cash Flows from Operating Activities

  Net Loss                               $          -  $          -  $        (49,689)
  Adjustments for non-cash items:
   Capital contributions - expenses                 -             -             6,550
   Shares issued for services                       -       (20,000)                -
   Increase  in Inventory                           -             -           (21,744)
   Increase (decrease) in
     accounts payable                               -        20,000            21,944
                                         ------------- ------------- -----------------
  Net Cash Provided (Used) by
  Operating Activities                              -             -           (42,939)
                                         ------------- ------------- -----------------

Cash Flows from Investing Activities:
  Purchase of equipment                             -             -           (20,530)
  Loss of cash in spin-off                          -             -            (1,531)
                                         ------------- ------------- -----------------

  Net Cash Provided (Used) in
  Investing Activities                              -             -           (22,061)
                                         ------------- ------------- -----------------

Cash Flows from Financing Activities:
  Proceeds from stock issuance                      -             -            65,000
                                         ------------- ------------- -----------------
  Net cash Provided by
  Financing Activities                              -             -            65,000
                                         ------------- ------------- -----------------
Increase (Decrease) in Cash                         -             -                 -

Cash and Cash Equivalents,
  Beginning of Period                               -             -                 -
                                         ------------- ------------- -----------------
Cash and Cash Equivalents,
  End of Period                          $          -  $          -  $              -
                                         ============= ============= =================
Supplemental Cash Flow Information:
  Stock issued for services              $          -  $    (20,000) $              -

  Cash Paid For:
    Interest                             $          -  $          -  $              -
    Income Taxes                         $          -  $          -  $              -







The accompanying notes are an integral part of these financial statements


                               -7-




                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2002 and 2001

NOTE 1 - Summary of Significant Accounting Policies

       a.    Organization & Consolidation Policy

             Globalwise Investments, Inc.  (the Company), a Nevada
corporation, was incorporated October 3, 1997.   The Company was organized for
the purpose of engaging in the confectionary vending machine business.

       b.    Recognition of Revenue

             The Company recognizes income and expense on the accrual basis of accounting.

       c.    Earnings (Loss) Per Share

                                       Income (loss)  Shares       Per Share
                                       (Numerator)   (Denominator) Amount
                                       ------------- ------------- -----------
For the year ended December 31, 2002:

 Basic EPS
 Income (loss) to common stockholders  $          -       802,000  $        -
                                       ============= ============= ===========

For the year ended December 31, 2001:

 Basic EPS
 Income (loss) to common stockholders  $          -       842,000  $        -
                                       ============= ============= ===========

From inception on October 3, 1997 to
December 31, 2002:

 Basic EPS
 Income (loss) to common stockholders  $    (49,689)      676,373  $    (0.07)
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

                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2002 and 2001

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

             Deferred tax asset and the valuation account is as follows at December 31, 2002 and 2001:

                                                        December 31,
                                                    2002           2001
                                                ------------- -------------
    Deferred tax asset:
         NOL carryforward                       $     15,900  $     15,900

         Valuation allowance                        ( 15,900)     ( 15,900)
                                                ------------- -------------

                                                $          -  $          -
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

                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2002 and 2001


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

NOTE 6 - Related Party Transactions

             During previous years, the Company incurred $21,345 of professional fees payable to First Equity Holdings Corp (formerly Mutual Ventures Corp.) An officer of the Company was an employee of First Equity Holdings Corp.

      ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE

     We have not had a change in, or disagreement with, our principal independent accountant during the past two fiscal years.

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

Name                   Age     Position Held                  Director Since
------                 ----    -------------                  --------------

Donald R. Mayer         63     President, Director             July 11, 2000
Linda L. Perry          58     Secretary/Treasurer, Director   July 20, 2001


     Donald R. Mayer. Mr. Mayer has been the President and a director of Universal Business Insurance, an insurance company that he founded and has operated for the past thirteen years. He has worked in the insurance industry for about twenty years, specializing in the motel/hotel industry. He is a director of WorldNet, Inc. of Nevada, a blank check reporting company. He graduated from the University of Utah, located in Salt Lake City, Utah, with a B.A. in accounting in 1971.

     Linda L. Perry Mrs. Perry serves as President of Business Builders, Inc., a privately held business consulting firm which she co-founded in 1997. She also serves as a Director of Wings & Things, Inc., a reporting company. She attended Weber State College, located in Ogden, Utah.

Compliance with Section 16(a) of the Exchange Act.

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2002, and representations to us that no Forms 5 were required, we believe no reports were required to be filed for the year ended December 31, 2002.

                 ITEM 10: EXECUTIVE COMPENSATION

     None of our named executive officers received any cash compensation, bonuses, stock appreciation rights, long term compensation, stock awards or long-term incentive rights in excess of $100,000 from us during the past three fiscal years. Mr. Mayer, our President, who acts in the capacity of chief executive officer did not receive compensation during the year ended December
31, 2002.   We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our Board of Directors.

Compensation of Directors

     We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of our outstanding common stock by our management and each person or group known by us to own beneficially more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 802,000 shares of common stock outstanding as of March 18, 2003.


                    CERTAIN BENEFICIAL OWNERS

                                   Common Stock Beneficially Owned
                                   -------------------------------
Name and Address of             Number of Shares of
Beneficial Owners               Common Stock           Percentage of Class
-------------------            ---------------         -------------------
Aaron Nelson                         50,000 (1)             6.2%
5710 E. Tropicana #2023
Las Vegas, Nevada 89122

Brent Nelson                        150,000                18.7%
1238 Thames Ct.
Salt Lake City, Utah 84123

     (1) Includes 25,000 shares held by spouse.

                            MANAGEMENT

                                   Common Stock Beneficially Owned
                                   -------------------------------
Name and Address of             Number of Shares of
Beneficial Owners               Common Stock           Percentage of Class
--------------------            -------------          -------------------

Donald R. Mayer                       7,500               Less than 1%
6360 South 3000 East #205
Salt Lake City, Utah 84121


     ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We have not engaged in any transactions in excess of $60,000 during the past two years involving our executive officers, directors, 5% or more stockholders or immediate family members of such persons.

            ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
3.1 Articles of Incorporation, dated July 12, 2000 (Incorporated by reference to exhibit 3.1 of Form 10-SB, filed October 2, 2000.)
3.2 Articles of Merger, dated July 21, 2000 (Incorporated by reference to exhibit 3.2 of Form 10-SB, filed October 2, 2000.)

3.3 Bylaws of Globalwise (Incorporated by reference to exhibit 3.3 of Form 10-SB, filed October 2, 2000.)
99.1      Section 1350 certification

Reports on Form 8-K

     None

                 ITEM 14: CONTROLS AND PROCEDURES

     During the year ended December 31, 2002, we formalized the procedures we rely on to ensure that material information regarding our company and its operations is provided to the public in a timely manner. On March 24, 2003, our principal executive and financial officer, Donald R. Mayer, evaluated the effectiveness of these disclosure controls and procedures and determined that there were no significant deficiencies in these procedures.

     Also, Mr. Mayer did not identify any deficiencies or material weaknesses in our internal controls, nor did he identify fraud that involved management or other employees who had a significant role in our internal controls. He did not find any deficiencies or weaknesses which would require changes to be made or corrective actions to be taken related to our internal controls.

                            SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: March 26, 2003        Globalwise Investments, Inc.


                                 /S/ Donald R. Mayer
                            By: ______________________________________
                                Donald R. Mayer
                                President and Director
                                Principal Executive and Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934. This report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                /s/ Linda L. Perry

Date: March 26, 2003        By: ______________________________________________
                                Linda L. Perry
                                Secretary/Treasurer and Director



            PRINCIPAL EXECUTIVE OFFICER CERTIFICATION


I, Donald R. Mayer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Globalwise Investments, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 26, 2003

                               /s/ Donald R. Mayer
                              ____________________________________
                              Donald R. Mayer
                              Principal Executive Officer


            PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, Donald R. Mayer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Globalwise Investments, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                             /s/ Donald R. Mayer
Date: March 26, 2003        _____________________________________________
                            Donald R. Mayer
                            Principal Financial Officer