Form 10QSB
period 2003-03-31
GLOBALWISE INVESTMENTS INC
filed 2003-05-12
CIK 1081745

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549 . . . . .

                           FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  Commission File No. 000-31671

                   GLOBALWISE INVESTMENTS, INC.
(Exact name of Small Business Issuer as specified in its charter)

       NEVADA                                       87-0613716
-----------------------                ---------------------------------------
(State of incorporation)               (I.R.S. Employer Identification Number)


2157 S. Lincoln Street, Salt Lake City, Utah     84106
--------------------------------------------   -----------
(Address of principal executive offices)       (Zip Code)


Issuer's telephone number       (801) 323-2395
                           ----------------------

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of April 17, 2003, the registrant had 802,000 common shares outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements...............................................3

Item 2:  Plan of Operations ................................................8

Item 3:  Controls and Procedures............................................9

                    PART II: OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K ..................................9

Signatures and Certifications...............................................9






                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2003 and 2002 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month period ended March 31, 2003, are not necessarily indicative of results to be expected for any subsequent period.

                   Globalwise Investments, Inc.

                       Financial Statements

                          March 31, 2003

                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS
                                                      March 31   December 31
                                                        2003        2002
                                                   ------------- -------------
                                                    (Unaudited)
CURRENT ASSETS                                     $          -  $          -
                                                   ------------- -------------

  TOTAL ASSETS                                     $          -  $          -
                                                   ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - Related parties                 $     26,345  $     26,345
                                                   ------------- -------------

  Total Liabilities                                      26,345        26,345
                                                   ------------- -------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 50,000,000
  shares authorized; 802,000  shares issued
  and outstanding                                           802           802

Additional paid in Capital                               27,542        27,542

Deficit Accumulated During the Development Stage        (54,689)      (54,689)
                                                   ------------- -------------

  Total Stockholders' Equity (deficit)                  (26,345)      (26,345)
                                                   ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $          -  $          -
                                                   ============= =============

                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                     Statement of Operations

                                                                 From
                                                                 inception on
                                     For the three For the three October 3,
                                     months ended  months ended  1997 to
                                     March 31,     March 31,     March 31,
                                     2003          2002          2003
                                     ------------- ------------- -------------

REVENUES                             $          -  $          -  $          -
                                     ------------- ------------- -------------
EXPENSES
  General & Administrative                      -             -        54,689
                                     ------------- ------------- -------------

    TOTAL EXPENSES                              -             -        54,689
                                     ------------- ------------- -------------

NET INCOME (LOSS)                    $          -  $          -  $    (54,689)
                                     ============= ============= =============

NET LOSS PER SHARE                   $          -  $          -  $      (0.06)
                                     ============= ============= =============

WEIGHTED AVERAGE SHARES OUTSTANDING       802,000       802,000       682,012
                                     ============= ============= =============

                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                     Statement of Cash Flows
                           (Unaudited)
                                                                 From
                                                                 inception on
                                                                 October 3,
                                     For the three months ended  1997 through
                                              March 31,          March 31,
                                          2003          2002     2003
                                     ------------- ------------- -------------
Cash Flows from Operating Activities

  Net Loss                           $          -  $          -  $    (54,689)
  Less  Non-cash Items:
  Capital contributions - expenses              -             -         6,550
  Increase in inventory                         -             -       (21,744)
  Stock issued for services                     -             -             -
  Increase  in Accounts Payable                 -             -        26,944
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
   Operating Activities                         -             -       (42,939)
                                     ------------- ------------- -------------
Cash Flows from Investing Activities

  Purchase of equipment                         -             -       (20,530)
  Loss of cash in spin-off                      -             -        (1,531)
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
   Investing Activities                         -             -       (22,061)
                                     ------------- ------------- -------------
Cash Flows from Financing Activities
  Proceeds from stock issuance                  -             -        65,000
                                     ------------- ------------- -------------
  Net Cash Provided (Used) by
   Financing Activities                         -             -        65,000
                                     ------------- ------------- -------------
Increase (Decrease) in Cash                     -             -             -

Cash and Cash Equivalents at
 Beginning of Period                            -             -             -
                                     ------------- ------------- -------------
Cash and Cash Equivalents at
  End of Period                      $          -  $          -  $          -
                                     ============= ============= =============

Supplemental Cash Flow Information:

  Stock issued for services          $          -  $          -  $          -

  Cash Paid For:
    Interest                         $          -  $          -  $          -
    Income Taxes                     $          -  $          -  $          -

                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                          March 31, 2003


GENERAL

Globalwise Investments, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2003, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2002.


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

      In this report references to "Globalwise," "we," "us," and "our" refer to Globalwise Investments, Inc.

Forward Looking Statements

      This quarterly report contains certain forward-looking statements and for this purpose any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Globalwise's control. These factors include, but are not limited to, economic conditions generally, failure by management to successfully develop business relationships, competition within the merger and acquisitions market, and lack of operations


ITEM 2.  PLAN OF OPERATIONS

      We are a development stage company with no assets and we have experienced losses since our inception. As a result, we are dependent on financing to continue our operations. For the three month period ended March 31, 2003, we had no cash on hand and total current liabilities of $26,345. Since inception, we have primarily financed our operations through the sale of our common stock.

      We have no commitments for capital expenditures for the next twelve months. The majority of our expenses are related to our reporting obligations under the Exchange Act. We accrued $26,345 of expenses related to the professional services required to prepare our reports and the costs of filing the reports with the SEC. We may repay these accounts payable with cash, if available, or we may convert them into common stock. Also, if we acquire a business opportunity we may incur additional reporting expenses related to proxy or information statements we must provide to our stockholders which disclose the company to be acquired's business operations, management and financial condition.

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

ITEM 3: CONTROLS AND PROCEDURES

      We rely on controls and procedures to ensure that material information regarding our company and its operations is provided to the public in a timely manner. On May 7, 2003, our principal executive and financial officer, Donald
R. Mayer, evaluated the effectiveness of these disclosure controls and procedures and determined that there were no significant deficiencies in these procedures.

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

Part II Exhibits

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


Date: May 8, 2003                 Globalwise Investments, Inc.


                                   /s/ Donald R. Mayer
                              By: ______________________________________
                                  Donald R. Mayer
                                  President, Principal Executive and
                                  Financial Officer and Director

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



                               /s/ Donald R. Mayer
Date: May 8, 2003             ____________________________________________
                              Donald R. Mayer, Principal Executive Officer

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






                                  /s/ Donald R. Mayer
Date: May 8, 2003              ____________________________________________
                               Donald R. Mayer, Principal Financial Officer