Form 10QSB
period 2003-06-30
GLOBALWISE INVESTMENTS INC
filed 2003-08-01
CIK 1081745

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  Commission File No. 000-31671

                   GLOBALWISE INVESTMENTS, INC.
(Exact name of Small Business Issuer as specified in its charter)

NEVADA                                87-0613716
------------------------             --------------------------------------
(State of incorporation)             (I.R.S. Employer Identification Number)


2157 S. Lincoln Street, Salt Lake City, Utah      84106
--------------------------------------------------------
(Address of principal executive offices)      (Zip Code)


Issuer's telephone number (801) 323-2395
                          --------------


Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of July 28, 2003, the registrant had 802,000 common shares outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements.............................................3

Item 2:  Plan of Operations...............................................8

Item 3:  Controls and Procedures..........................................9

                    PART II: OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K................................ 9

Signatures................................................................9















                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2003 and 2002 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six month period ended June 30, 2003, are not necessarily indicative of results to be expected for any subsequent period.

                   Globalwise Investments, Inc.
                       Financial Statements
                          June 30, 2003

                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS

                                                    June 30    December 31
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
                                                 ============= =============





                          Globalwise Investments, Inc.
                         (A Development Stage Company)
                            Statement of Operations
                                  (Unaudited)



                                                                                         From
                                                                                         Inception on
                             For the        For the        For the        For the        October 3,
                             three months   three months   six months     six months     1997
                             ended June 30, ended June 30, ended June 30, ended June 30, to June 30,
                             2003           2002           2003           2002           2003
                             -------------- -------------- -------------- -------------- --------------

REVENUES                     $           -  $           -  $           -  $           -  $           -
                             -------------- -------------- -------------- -------------- --------------
EXPENSES
  General & Administrative               -              -              -              -         54,689
                             -------------- -------------- -------------- -------------- --------------

    TOTAL EXPENSES                       -              -              -              -         54,689
                             -------------- -------------- -------------- -------------- --------------

NET INCOME (LOSS)            $           -  $           -  $           -  $           -  $     (54,689)
                             ============== ============== ============== ============== ==============

NET LOSS PER SHARE           $           -  $           -  $           -  $           -  $       (0.08)
                             ============== ============== ============== ============== ==============

WEIGHTED AVERAGE SHARES
  OUTSTANDING                      802,000        802,000        802,000        802,000        687,221
                             ============== ============== ============== ============== ==============












                          Globalwise Investments, Inc.
                         (A Development Stage Company)
                            Statement of Cash Flows
                                  (Unaudited)

                                                                              From
                                                                              Inception on
                                                    For the six months ended  October 3, 1997
                                                             June 30,         Through
                                                       2003           2002    June 30, 2003
                                                  ------------- ------------- ---------------
Cash Flows from Operating Activities

  Net Loss                                        $          -  $          -  $      (54,689)
  Less  Non-cash Items:
  Capital contributions - expenses                           -             -           6,550
  Increase in inventory                                      -             -         (21,744)
  Stock issued for services                                  -             -               -
  Increase  in Accounts Payable                              -             -          26,944
                                                  ------------- ------------- ---------------

  Net Cash Provided (Used) by Operating Activities           -             -         (42,939)
                                                  ------------- ------------- ---------------
Cash Flows from Investing Activities

  Purchase of equipment                                      -             -         (20,530)
  Loss of cash in spin-off                                   -             -          (1,531)
                                                  ------------- ------------- ---------------

  Net Cash Provided (Used) by Investing Activities           -             -         (22,061)
                                                  ------------- ------------- ---------------
Cash Flows from Financing Activities

  Proceeds from stock issuance                               -             -          65,000
                                                  ------------- ------------- ---------------

  Net Cash Provided (Used) by Financing Activities           -             -          65,000
                                                  ------------- ------------- ---------------

Increase (Decrease) in Cash                                  -             -               -

Cash and Cash Equivalents at Beginning of Period             -             -               -
                                                  ------------- ------------- ---------------

Cash and Cash Equivalents at End of Period        $          -  $          -  $            -
                                                  ============= ============= ===============

Supplemental Cash Flow Information:

  Stock issued for services                       $          -  $          -  $            -

  Cash Paid For:
    Interest                                      $          -  $          -  $            -
    Income Taxes                                  $          -  $          -  $            -





                                       6

                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                          June 30, 2003


GENERAL
-------

Globalwise Investments, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2003, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2002.


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

     In this report references to "Globalwise," "we," "us," and "our" refer to Globalwise Investments, Inc.

                    FORWARD LOOKING STATEMENTS

     This quarterly report contains certain forward-looking statements and for this purpose any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Globalwise's control. These factors include, but are not limited to, economic conditions generally, failure by management to successfully develop business relationships, competition within the merger and acquisitions market, and the lack of operations


ITEM 2.  PLAN OF OPERATIONS

     We are a development stage company with no assets and we have experienced losses since our inception. As a result, we are dependent on financing to continue our operations. For the six month period ended June 30, 2003, we had no cash on hand and total current liabilities of $26,345. Since inception, we have primarily financed our operations through the sale of our common stock.

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

ITEM 3: CONTROLS AND PROCEDURES

     Our President, who acts in the capacity as principal executive officer and principal financial officer has designed and established disclosure controls and procedures to ensure that material information is made known to him in a timely manner by others within the company. Our President reevaluated the effectiveness of these disclosure controls and procedures as of the end of the period covered by this report and determined that there continued to be no significant deficiencies in these procedures.

     Also, our President evaluated the design or operation of our internal control over financial reporting which relates to our ability to record, process, summarize and report financial information. He did not find any significant deficiency or material weakness which would require changes to be made or corrective actions to be taken related to our internal control over financial reporting. Nor did he identify fraud that involved management or other employees who had a significant role in our internal control over financial reporting.


                   PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Part II Exhibits

3.1 Articles of Incorporation, as amended (Incorporated by reference to exhibit 3.1 of Form 10-QSB, filed October 11, 2001)
3.2 Bylaws of Globalwise (Incorporated by reference to exhibit 3.3 of Form 10-SB, filed October 2, 2000.)
31.1    Section 302 Principal Executive Officer Certification
31.2    Section 302 Principal Financial Officer Certification
32.1    Section 1350 Certification

Reports on Form 8-K

        None.



                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  July 31, 2003         Globalwise Investments, Inc.


                              /s/ Donald R. Mayer
                         By: ______________________________________
                             Donald R. Mayer
                             President, Principal Executive and
                             Financial Officer and Director