Form 10QSB
period 2003-09-30
GLOBALWISE INVESTMENTS INC
filed 2003-11-07
CIK 1081745

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  Commission File No. 000-31671



                   GLOBALWISE INVESTMENTS, INC.
 ________________________________________________________________
(Exact name of Small Business Issuer as specified in its charter)


       NEVADA                                   87-0613716
_______________________             ______________________________________
(State of incorporation)           (I.R.S. Employer Identification Number)



2157 S. Lincoln Street, Salt Lake City, Utah      84106
________________________________________________________________
(Address of principal executive offices)        (Zip Code)


Issuer's telephone number  (801) 323-2395
                          __________________


Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of October 27, 2003 the registrant had 802,000 common shares outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements............................................3

Item 2:  Plan of Operations..............................................8

Item 3:  Controls and Procedures ........................................9

                    PART II: OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K ...............................9

Signatures...............................................................9









                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2003 and 2002 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the nine month period ended September 30, 2003, are not necessarily indicative of results to be expected for any subsequent period.

                   Globalwise Investments, Inc.
                       Financial Statements
                        September 30, 2003

                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS




                                                     Sept. 30     December 31
                                                        2003         2002
                                                  -------------- -------------
                                                    (Unaudited)
CURRENT ASSETS
                                                  $           -  $          -
                                                  -------------- -------------

  TOTAL ASSETS                                    $           -  $          -
                                                  ============== =============


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - Related parties                $      26,345  $     26,345
                                                  -------------- -------------

  Total Liabilities                                      26,345        26,345
                                                  -------------- -------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 50,000,000
  shares authorized; 802,000  shares
  issued and outstanding                                    802           802

Additional paid in Capital                               27,542        27,542

Deficit Accumulated During the Development Stage        (54,689)      (54,689)
                                                  -------------- -------------

  Total Stockholders' Equity (deficit)                  (26,345)      (26,345)
                                                  -------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $           -  $          -
                                                  ============== =============

                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                     Statement of Operations
                           (Unaudited)


                                                                                          From
                                                                                          inception on
                              For the three  For the three  For the nine   For the nine   October 3,
                              months ended   months ended   months ended   months ended   1997 to
                              Sept. 30,      Sept. 30,      Sept. 30,      Sept. 30,      Sept. 30,
                              2003           2002           2003           2002           2003
                              -------------- -------------- -------------- -------------- ---------------
REVENUES                      $           -  $           -  $           -  $           -  $            -
                              -------------- -------------- -------------- -------------- ---------------
EXPENSES
  General & Administrative                -              -              -              -          54,689
                              -------------- -------------- -------------- -------------- ---------------

    TOTAL EXPENSES                        -              -              -              -          54,689
                              -------------- -------------- -------------- -------------- ---------------

NET INCOME (LOSS)             $           -  $           -  $           -  $           -  $      (54,689)
                              ============== ============== ============== ============== ===============

NET LOSS PER SHARE            $           -  $           -  $           -  $           -  $        (0.08)
                              ============== ============== ============== ============== ===============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                       802,000        802,000        802,000        802,000         692,048
                              ============== ============== ============== ============== ===============





                                        5

                          Globalwise Investments, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)


                                                                                        From
                                                                                        Inception on
                                                             For the nine months ended  October 3,
                                                                     Sept. 30,          1997 through
                                                            --------------------------- Sept 30,
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



                                        6

                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        September 30, 2003


GENERAL

Globalwise Investments, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2003, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2002.


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

     In this report references to "Globalwise," "we," "us," and "our" refer to Globalwise Investments, Inc.

                    FORWARD LOOKING STATEMENTS

     This quarterly report contains certain forward-looking statements and for this purpose any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Globalwise's control. These factors include, but are not limited to, economic conditions generally, failure by management to successfully develop business relationships, competition within the merger and acquisitions market, and our lack of operations


ITEM 2.  PLAN OF OPERATIONS

     We are a development stage company with no assets and we have experienced losses since our inception. As a result, we are dependent on financing to continue our operations. For the nine month period ended September 30, 2003, we had no cash on hand and total current liabilities of $26,345. These liabilities are related to our reporting obligations under the Exchange Act. We accrued $26,345 of expenses related to the professional services required to prepare our reports and the costs of filing the reports with the SEC. We may repay these accounts payable with cash, if available, or we may convert them into common stock. Also, if we acquire a business opportunity we may incur additional reporting expenses related to proxy or information statements we must provide to our stockholders which disclose the company to be acquired's business operations, management and financial condition.

     We have no commitments for capital expenditures for the next twelve months. We believe that our current cash needs for at least the next twelve months can be met by loans from our directors, officers and shareholders, based on understandings we have with these persons. However, these understandings are not formal agreements and therefore these persons are not obligated to provide funds. We may repay any loans, costs of services and advancements with cash, if available, or we may convert them into common stock.

     Our management intends to actively pursue business opportunities during the next twelve months. Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the process of "going public." However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of Globalwise. As of the date of this filing, we have not identified any assets or business opportunities for acquisition, nor have we made a formal study of the economic potential of any business.

     Potential investors must recognize that because of limited capital available for investigation and management's limited experience in business analysis we may not discover or adequately evaluate adverse facts about a business opportunity to be acquired. Also, all risks inherent in new and inexperienced enterprises are inherent in our business.

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

ITEM 3: CONTROLS AND PROCEDURES

     Our President, who acts in the capacity of principal executive officer and principal financial officer, has reevaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and determined that there continued to be no significant deficiencies in these procedures. Also, there were no changes made or corrective actions to be taken related to our internal control over financial reporting.

                   PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Part II Exhibits

3.1 Articles of Incorporation, as amended (Incorporated by reference to exhibit 3.1 of Form 10-QSB, filed October 11, 2001)
3.2 Bylaws of Globalwise (Incorporated by reference to exhibit 3.3 of Form 10-SB, filed October 2, 2000.)
31.1    Principal Executive Officer Certification
31.2    Principal Financial Officer Certification
32.1    Section 1350 Certification

Reports on Form 8-K

     None.



                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: October 29, 2003              Globalwise Investments, Inc.

                                    /s/ Donald R. Mayer
                                By: ______________________________________
                                    Donald R. Mayer
                                    President, Principal Executive and
                                    Financial Officer and Director