Form 10KSB
period 2003-12-31
GLOBALWISE INVESTMENTS INC
filed 2004-03-22
CIK 1081745

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2003

                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                Commission file number: 000-31671


                   GLOBALWISE INVESTMENTS, INC.
       ----------------------------------------------------
      (Exact name of registrant as specified in its charter)

Nevada                                         87-0613716
------------------------------                 -----------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)


2157 S. Lincoln Street, Salt Lake City, Utah   84106
--------------------------------------------   --------
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

As of February 20, 2004, the registrant had 802,000 shares of common stock outstanding. Since the registrant does not have an active trading market, a market value of the voting stock held by non-affiliates cannot be determined.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                        TABLE OF CONTENTS

                              PART I

Item 1.  Description of Business............................................3
Item 2.  Description of Property............................................6
Item 3.  Legal Proceedings..................................................6
Item 4.  Submission of Matters to a Vote of Security Holders................6

                             PART II

Item 5.  Market for Common Equity, Related Stockholder Matters
         and Issuer Purchase of Securities..................................6
Item 6.  Plan of Operation..................................................7
Item 7.  Financial Statements...............................................7
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................18
Item 8A. Controls and Procedures...........................................18

                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
         Compliance with Section 16(a) of the Exchange Act.................18
Item 10. Executive Compensation............................................19
Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters........................19
Item 12. Certain Relationships and Related Transactions....................20
Item 13. Exhibits and Reports on Form 8-K..................................20
Item 14. Principal Accountant Fees and Services............................20
Signatures.................................................................21







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

Our Plan

We are a "blank check" company and have had recurring operating losses for the past two fiscal years. Our independent auditors have expressed doubt that we can continue as a going concern unless we obtain financing to continue operations. Our business plan is to seek, investigate, and, if warranted, acquire an interest in a business opportunity to create necessary operating revenue.

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

Our management will analyze the business opportunities; however, none of our management are professional business analysts. (See, Part III, Item 9:
Directors, Executive Officers, . . . ") Potential investors must recognize that due to our management's inexperience we may not adequately evaluate a potential business opportunity.

Our management has had limited experience with mergers and acquisitions of business opportunities and has not been involved with an initial public offering. Mr. Mayer, our President, has been involved with one prior merger in 1999 as a director and officer of a blank check reporting company. The merger was structured as a stock-for-stock exchange and Mr. Mayer resigned as a director and officer upon consummation of the merger.

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

No one factor described above will be controlling in the selection of a business opportunity. Management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development. Thus, the task of comparative investigation and analysis of such business opportunities will be extremely difficult and complex. Potential investors must recognize that, because of our limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

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

                 ITEM 2: DESCRIPTION OF PROPERTY

We do not currently own or lease any property. Until we pursue a viable business opportunity and recognize income, we will not seek independent office space.

                    ITEM 3: LEGAL PROCEEDINGS

We are not a party to any proceedings or threatened proceedings as of the date of this filing.

   ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2003 fiscal year.

                             PART II

ITEM 5: MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
                AND ISSUER PURCHASE OF SECURITIES

Market Information

Our common stock was listed on the OTC Bulletin Board on March 12, 2002, under the symbol "GWIV." We have had little market activity in our stock as of this filing. The following table presents the range of the high and low bids of
our stock as reported by the OTC Bulletin Board Historical Data Service.   We
did not have bid information available until the second quarter of the year ended December 31, 2003. These quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

       Year     Quarter Ended       High       Low
       ----     -------------       -----      -----
       2003     March 31            $ 0.0      $ 0.0
                June 30               0.1        0.0
                September 30          0.1        0.1
                December 31           0.1        0.0

Holders and Dividends

As of February 20, 2004, we had approximately 35 stockholders of record. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

We have not sold our common shares without registration during the past year.

Issuer Purchase of Securities

None.

                    ITEM 6: PLAN OF OPERATION

We have no assets and have experienced losses from inception. During the next twelve months our management intends to actively seek an operating company to acquire or merge with which will create necessary operating revenue.

We currently cannot satisfy our cash requirements for our operations. The majority of our operating expenses are related to our reporting obligations under the Exchange Act. These expenses are related to legal, accounting and professional services required to prepare our reports and the costs of filing the reports with the SEC. We are unable to pay cash for these services and have relied on related and third parties to pay for these costs on our behalf. These parties have not entered into written agreements guaranteeing advances and, therefore, these parties are not obligated to provide funds in the future. However, management anticipates that these parties will continue to pay for these costs on our behalf during the next twelve months.
Historically, we have paid for these advances by converting the debt into common stock.

If we obtain a business opportunity, then it may be necessary to raise additional capital. We likely will sell our common stock to raise this additional capital. We expect to issue such stock pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We do not currently intend to make a public offering of our stock. We also note that if we issue more shares of our common stock, then our shareholders may experience dilution in the value per share of their common stock.

                   ITEM 7: FINANCIAL STATEMENTS

                   Globalwise Investments, Inc.

                       Financial Statements

                    December 31, 2003 and 2002

                             CONTENTS


Independent Auditor's Report ...............................................3

Balance Sheets .............................................................4

Statements of Operations ...................................................5

Statements of Stockholders' Equity .........................................6

Statements of Cash Flows ...................................................7

Notes to the Financial Statements ..........................................8

                          CHISHOLM, BIERWOLF & NILSON
                          Certified Public Accountants
A Limited Liability        533 W. 2600 S., Suite 250     Office (801) 292-8756
     Company                 Bountiful, Utah 84010          Fax (801) 292-8809

______________________________________________________________________________



                   INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Globalwise Investments, Inc.:

We have audited the accompanying balance sheets of Globalwise Investments, Inc. (a development stage company) as of December 31, 2003 and 2002 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2003 and 2002 and from inception October 3, 1997 through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Globalwise Investments, Inc. (a development stage company) as of December 31, 2003 and 2002 and the results of its operations and cash flows for the years ended December 31, 2003 and 2002 and from inception October 3, 1997 through December 31, 2003 in conformity with generally accepted accounting principles in the United States of America.

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


/s/ Chisholm, Bierwolf & Nilson

Chisholm, Bierwolf  & Nilson
Bountiful, Utah
January 13, 2004

                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS


                                                          December 31
                                                       2003          2002
                                                   ------------- -------------
CURRENT ASSETS

Cash                                               $          -  $          -
                                                   ------------- -------------

  Total Assets                                     $          -  $          -
                                                   ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable                                   $     26,345  $     26,345
                                                   ------------- -------------

  Total Liabilities                                      26,345        26,345
                                                   ------------- -------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 50,000,000 shares
 authorized; 802,000 shares issued and outstanding          802           802

Additional Paid in Capital                               27,542        27,542

Deficit Accumulated during the development stage        (54,689)      (54,689)
                                                   ------------- -------------

  Total Stockholders' Equity (deficit)                  (26,345)      (26,345)
                                                   ------------- -------------

  Total Liabilities and Stockholders' Equity       $          -  $          -
                                                   ============= =============





The accompanying notes are an integral part of these financial statements

                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                     Statement of Operations
                                                                 From
                                                                 Inception on
                                                                 October 3,
                                         For the Years Ended     1997 to
                                             December 31         Dec. 31,
                                           2003         2002     2003
                                      ------------- ------------ -------------

REVENUES                              $          -  $         -  $          -
                                      ------------- ------------ -------------
EXPENSES

  General & Administrative                       -        5,000        54,689
                                      ------------- ------------ -------------

    Total Expenses                               -        5,000        54,689
                                      ------------- ------------ -------------

Net Loss                              $          -  $    (5,000) $    (54,689)
                                      ============= ============ =============

Net Loss Per Share                    $      (0.00) $     (0.00) $      (0.08)
                                      ============= ============ =============

Weighted average shares outstanding        802,000      802,000       696,484
                                      ============= ============ =============


The accompanying notes are an integral part of these financial statements

                   Globalwise Investments, Inc.
                   (A Development Stage Company)
                Statements of Stockholders' Equity
   From Inception on October 3, 1997 through December 31, 2003




                                                                  Deficit
                                                                  Accumulated
                                                      Additional  During the
                                   Common  Stock      Paid in     Development
                                Shares      Amount    Capital     Stage
                            ------------- ----------- ----------- ------------
Balance, October 3, 1997               -  $        -  $        -  $         -

Shares issued for equipment
 at $0.064 per share             300,000         300      18,800            -

Net (loss) for the year
 ended December 31, 1997               -           -           -            -
                           ------------- ----------- ----------- ------------

Balance - December 31, 1997      300,000         300      18,800            -

Capital Contributions                  -           -         550            -

Net (loss) for the year
  ended December 31, 1998              -           -           -         (550)
                            ------------- ----------- ----------- ------------

Balance - December 31, 1998      300,000         300      19,350         (550)

Shares issued for cash at
 $0.0996 per share               652,000         652      64,348            -

Capital Contributions                  -           -       6,000            -

Net (loss) for the year
 ended December 31, 1999               -           -           -      (27,794)
                            ------------- ----------- ----------- ------------

Balance - December 31, 1999      952,000         952      89,698      (28,344)

Cancellation of shares in
 connection with spin-off
 of Assets and Liabilities
 of the Company                 (150,000)       (150)    (62,156)           -

Shares issued for services
  at $.25 per share               20,000          20       4,980            -

Shares issued for services
  at $.536 per share              28,000          28      14,972            -

Net (loss) for the year
 ended December 31, 2000               -           -           -      (21,345)
                            ------------- ----------- ----------- ------------

Balance - December 31, 2000      850,000         850      47,494      (49,689)

Cancellation of shares
 issued for services in 2000     (48,000)        (48)    (19,952)           -

Net (loss) for the year
  ended December 31, 2001              -           -           -            -
                            ------------- ----------- ----------- ------------

Balance - December 31, 2001      802,000         802      27,542      (49,689)

Net (loss) for the year
 ended December 31, 2002               -           -           -       (5,000)
                            ------------- ----------- ----------- ------------

Balance - December 31, 2002      802,000         802      27,542      (54,689)

Net (loss) for the year
 ended December 31, 2003               -           -           -            -
                            ------------- ----------- ----------- ------------

Balance - December 31, 2003      802,000  $      802  $   27,542  $   (54,689)
                            ============= =========== =========== ============

The accompanying notes are an integral part of these financial statements

                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                     Statement of Cash Flows
                                                                 From
                                                                 Inception on
                                                                 October 3,
                                           For the Years Ended   1997 Through
                                               December 31       December 31,
                                          2003          2002     2003
                                       ------------- ----------- -------------
Cash Flows from Operating Activities

  Net Loss                             $          -  $   (5,000)  $   (54,689)
  Adjustments for non-cash items:
   Capital contributions - expenses               -           -         6,550
   Shares issued for services                     -           -             -
   Increase in Inventory                          -           -       (21,744)
   Increase (decrease) in accounts payable        -       5,000        26,944
                                       ------------- ----------- -------------
  Net Cash Provided (Used) by
  Operating Activities                            -           -       (42,939)
                                       ------------- ----------- -------------

Cash Flows from Investing Activities
  Purchase of equipment                           -           -       (20,530)
  Loss of cash in spin-off                        -           -        (1,531)
                                       ------------- ----------- -------------
  Net Cash Provided (Used) in
  Investing Activities                            -           -       (22,061)
                                       ------------- ----------- -------------
Cash Flows from Financing Activities
  Proceeds from stock issuance                    -           -        65,000
                                       ------------- ----------- -------------
  Net cash Provided by
  Financing Activities                            -           -        65,000
                                       ------------- ----------- -------------
Increase (Decrease) in Cash                       -           -             -

Cash and Cash Equivalents,
 Beginning of Period                              -           -             -
                                       ------------- ----------- -------------
Cash and Cash Equivalents,
  End of Period                        $          -  $        -  $          -
                                       ============= =========== =============
Supplemental Cash Flow Information:
  Stock issued for services            $          -  $        -  $     20,000

  Cash Paid For:
    Interest                           $          -  $        -  $          -
    Income Taxes                       $          -  $        -  $          -


The accompanying notes are an integral part of these financial statements

                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2003 and 2002

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

c.   Earnings (Loss) Per Share

                                       Income (loss)    Shares     Per Share
                                        (Numerator)  (Denominator)   Amount
                                       ------------- ------------- -----------
For the year ended December 31, 2003:

 Basic EPS
 Income (loss) to common stockholders  $          -       802,000  $    (0.00)
                                       ============= ============= ===========

For the year ended December 31, 2002:

 Basic EPS
 Income (loss) to common stockholders  $     (5,000)      802,000  $    (0.01)
                                       ============= ============= ===========
From inception on October 3, 1997 to
December 31, 2003:

 Basic EPS
 Income (loss) to common stockholders  $    (54,689)      696,484  $    (0.08)
                                       ============= ============= ===========


The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

d.   Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2003 and 2002

NOTE 1 - Summary of Significant Accounting Policies (continued)

e.   Provision for Income Taxes

     No provision for income taxes have been recorded due to net operating loss carryforwards totaling approximately $54,689 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2018. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

     Deferred tax asset and the valuation account is as follows at December 31, 2003 and 2002:
                                                   December 31,
                                                2003          2002
                                            ------------ ------------
     Deferred tax asset:
        NOL carryforward                    $    15,900  $    15,900

        Valuation allowance                    ( 15,900)    ( 15,900)
                                            ------------ ------------

                                            $         -  $         -
                                            ============ ============

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

                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2003 and 2002

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

      ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE

In our current report dated February 9, 2004, we reported that our independent auditors, Chisholm & Associates, Certified Public Accountants, resigned as our independent auditors and we engaged Chisholm, Bierwolf & Nilson, LLC.

                ITEM 8A:  CONTROLS AND PROCEDURES

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

                             PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE

Directors and Executive Officers

Our executive officers and directors and their respective ages, positions, and biographical information are set forth below. Our bylaws require two directors who serve until our next annual meeting or until each is replaced by a qualified director. Our executive officers are chosen by our board of directors and serve at its discretion. There are no existing family relationships between or among any of our executive officers or directors.


Name                   Age     Position Held                  Director Since
------                 ----    -------------                  --------------

Donald R. Mayer         64     President, Director             July 2000
Linda L. Perry          59     Secretary/Treasurer, Director   July 2001

Donald R. Mayer - Mr. Mayer is the President and a director of Universal Business Insurance, an insurance company that he founded. He has worked in the insurance industry for over twenty years, specializing in the motel/hotel industry. He is a director of WorldNet, Inc. of Nevada, a blank check reporting company. He graduated from the University of Utah, located in Salt Lake City, Utah, with a bachelors degree in accounting.

Linda L. Perry - Mrs. Perry serves as President of Business Builders, Inc., a privately held business consulting firm which she co-founded in 1997. She also serves as a Director of Wings & Things, Inc., a reporting company. She attended Weber State College, located in Ogden, Utah.

Audit Committee Financial Expert

Because we have minimal operations we do not have an audit committee serving at this time, thus we do not have an audit committee financial expert serving on an audit committee.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2003, and representations to us that no Forms 5 were required, we believe no reports were required to be filed for the year ended December 31, 2003.

Code of Ethics

Due to the fact that we have minimal operations, we have not adopted a code of ethics for our principal executive and financial officers. Our board of directors will revisit this issue in the future to determine if adoption of a code of ethics is appropriate. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

                 ITEM 10: EXECUTIVE COMPENSATION

None of our named executive officers received any cash compensation, bonuses, stock appreciation rights, long term compensation, stock awards or long-term incentive rights in excess of $100,000 from us during the past three fiscal years. Mr. Mayer, our President, who acts in the capacity of chief executive officer did not receive compensation during the year ended December 31, 2003. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

Compensation of Directors

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                 AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our outstanding common stock by our management and each person or group known by us to own beneficially more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 802,000 shares of common stock outstanding as of February 20, 2004.

                    CERTAIN BENEFICIAL OWNERS

Name and Address of             Number of Shares of
Beneficial Owners               Common Stock           Percentage of Class
----------------------------    ---------------        -------------------

Aaron Nelson                         50,000 (1)             6.2%
5710 E. Tropicana #2023
Las Vegas, Nevada 89122

Brent Nelson                        150,000                18.7%
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

Reports on Form 8-K

On February 13, 2004, we filed a current report on Form 8-K, dated February 9, 2004, under Item 4 related to a change of our independent auditor.

         ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our former independent auditor, Chisholm & Associates, Certified Public Accountants, billed an aggregate of $1,015 for the year ended December 31, 2002 and $1,169 for the year ended December 31, 2003 for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our quarterly reports. Our independent auditor has not billed us for any audit-related fees, tax fees or other fees for the past two fiscal years.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: March 12, 2004               GLOBALWISE INVESTMENTS, INC.

                                   /s/ Donald R. Mayer
                               By: ___________________________________________
                                   Donald R. Mayer
                                   President and Director
                                   Principal Executive and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934. This report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                   /s/ Linda L. Perry
Date: March 12, 2004           By: ___________________________________________
                                   Linda L. Perry
                                   Secretary/Treasurer and Director