Form 10QSB
period 2004-06-30
GLOBALWISE INVESTMENTS INC
filed 2004-08-10
CIK 1081745

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2004

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


Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of July 13, 2004 the issuer had 802,000 common shares outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements.............................................2

Item 2.  Plan of Operation................................................8

Item 3.  Controls and Procedures..........................................8

                    PART II: OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................9

Signatures................................................................9




                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2004 and 2003 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six month period ended June 30, 2004, are not necessarily indicative of results to be expected for any subsequent period.

                   Globalwise Investments, Inc.

                       Financial Statements

                          June 30, 2004

                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                          Balance Sheets



                              ASSETS
                                                      June 30     December 31
                                                        2004         2003
                                                   ------------- -------------
                                                     (Unaudited)
CURRENT ASSETS
   Cash                                            $      3,754  $          -
                                                   ------------- -------------

  TOTAL ASSETS                                     $      3,754  $          -
                                                   ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - Related parties                 $     26,345  $     26,345
Advance Payable                                           5,000             -
                                                   ------------- -------------
  Total Liabilities                                      31,345        26,345

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 50,000,000
  shares authorized; 802,000 shares issued
  and outstanding                                           802           802

Additional paid in Capital                               27,542        27,542

Deficit Accumulated During the Development Stage        (55,935)      (54,689)
                                                   ------------- -------------

  Total Stockholders' Equity (deficit)                  (27,591)      (26,345)
                                                   ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $      3,754  $          -
                                                   ============= =============

                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                     Statement of Operations
                           (Unaudited)

                                                                                        From
                                                                                        Inception on
                            For the three  For the three  For the six    For the six    October 3,
                            months ended   months ended   months ended   months ended   1997
                            June 30,       June 30,       June 30,       June 30,       to June 30,
                            2004           2003           2004           2003           2004
                            -------------- -------------- -------------- -------------- --------------
REVENUES                    $           -  $           -  $           -  $           -  $           -
                            -------------- -------------- -------------- -------------- --------------
EXPENSES
  General & Administrative          1,246              -          1,246              -         55,935
                            -------------- -------------- -------------- -------------- --------------

    TOTAL EXPENSES                  1,246              -          1,246              -         55,935
                            -------------- -------------- -------------- -------------- --------------

NET INCOME (LOSS)           $      (1,246) $           -  $      (1,246) $           -  $     (55,935)
                            ============== ============== ============== ============== ==============

NET LOSS PER SHARE          $           -  $           -  $           -  $           -  $       (0.08)
                            ============== ============== ============== ============== ==============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                     802,000        802,000        802,000        802,000        704,284
                            ============== ============== ============== ============== ==============




                     Globalwise Investments, Inc.
                    (A Development Stage Company)
                       Statement of Cash Flows
                              (Unaudited)




                                                                            From
                                                                            Inception on
                                                                            October 3,
                                                 For the six months ended   1997
                                                         June 30,           Through
                                              ----------------------------- June 30,
                                                    2004          2003      2004
                                              -------------- -------------- --------------
Cash Flows from Operating Activities

  Net Loss                                    $      (1,246) $           -  $     (55,935)
  Less  Non-cash Items:
  Capital contributions - expenses                        -              -          6,550
  Increase in inventory                                   -              -        (21,744)
  Stock issued for services                               -              -              -
  Increase in Accounts Payable                            -              -         26,944
                                              -------------- -------------- --------------
  Net Cash Provided (Used) by
  Operating Activities                               (1,246)             -        (44,185)
                                              -------------- -------------- --------------
Cash Flows from Investing Activities
  Purchase of equipment                                   -              -        (20,530)
  Loss of cash in spin-off                                -              -         (1,531)
                                              -------------- -------------- --------------
  Net Cash Provided (Used) by
  Investing Activities                                    -              -        (22,061)
                                              -------------- -------------- --------------
Cash Flows from Financing Activities
  Proceeds from stock issuance                            -              -         65,000
  Cash received from advances                         5,000              -          5,000
                                              -------------- -------------- --------------
  Net Cash Provided (Used) by
  Financing Activities                                5,000              -         70,000
                                              -------------- -------------- --------------

Increase (Decrease) in Cash                           3,754              -          3,754

Cash and Cash Equivalents at
  Beginning of Period                                     -              -              -
                                              -------------- -------------- --------------

Cash and Cash Equivalents at End of Period    $       3,754  $           -  $       3,754
                                              ============== ============== ==============

Supplemental Cash Flow Information:

  Stock issued for services                   $           -  $           -  $           -

  Cash Paid For:

   Interest                                   $           -  $           -  $           -
   Income Taxes                               $           -  $           -  $           -






                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                          June 30, 2004


GENERAL

Globalwise Investments, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2004, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2003.


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

In this report references to "Globalwise," "we," "us," and "our" refer to Globalwise Investments, Inc.

        SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission ("SEC") encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions. This report contains these types of statements. Words such as "may," "will," "expect," "believe," "anticipate," "estimate," "project," or "continue" or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

ITEM 2.  PLAN OF OPERATION

During the next twelve months our management intends to actively seek an operating company to acquire or merge with which may provide operating revenue. Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the process of "going public." However, should a merger or acquisition prove unsuccessful, it is possible that we may decide not to pursue further acquisition activities and management may abandon its activities and our shares would become worthless.

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

As of June 30, 2004 we had cash on hand of $3,754 and total current liabilities of $31,345. We currently cannot satisfy our cash requirements for our operations. The majority of our operating expenses are related to our reporting obligations under the Exchange Act. These expenses are related to legal, accounting and professional services required to prepare our reports and the costs of filing the reports with the SEC. We are unable to pay cash for these services and have relied on third parties to pay for these costs on our behalf. These parties have not entered into written agreements guaranteeing advances and, therefore, these parties are not obligated to provide funds in the future. However, management anticipates that these parties will continue to pay for these costs on our behalf during the next twelve months. Historically, we have paid for these advances by converting the debt into common stock.

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


Date: August 2, 2004                GLOBALWISE INVESTMENTS, INC.

                                    /s/ Donald R. Mayer
                                By: ______________________________________
                                    Donald R. Mayer
                                    President, Principal Executive and
                                    Financial Officer and Director