Form 10QSB
period 2004-09-30
GLOBALWISE INVESTMENTS INC
filed 2004-11-12
CIK 1081745

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of October 20, 2004 Globalwise Investments, Inc. had 802,000 common shares outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements.............................................2

Item 2.  Plan of Operation................................................8

Item 3.  Controls and Procedures..........................................8

                    PART II: OTHER INFORMATION

Item 6.  Exhibits.........................................................9

Signatures................................................................9



                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2004 and 2003 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the nine month period ended September 30, 2004, are not necessarily indicative of results to be expected for any subsequent period.

                   Globalwise Investments, Inc.

                       Financial Statements

                        September 30, 2004

                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS

                                                  September 30   December 31
                                                       2004         2003
                                                  ------------- -------------
                                                   (Unaudited)
CURRENT ASSETS
   Cash                                           $      3,240  $          -
                                                  ------------- -------------

  TOTAL ASSETS                                    $      3,240  $          -
                                                  ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - Related parties                $     26,345  $     26,345
Advance Payable                                          5,000             -
                                                  ------------- -------------
  Total Liabilities                                     31,345        26,345

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value;
  50,000,000 shares authorized;
  802,000 shares issued and outstanding                    802           802

Additional paid in Capital                              27,542        27,542

Deficit Accumulated During the Development Stage       (56,449)      (54,689)
                                                  ------------- -------------

  Total Stockholders' Equity (deficit)                 (28,105)      (26,345)
                                                  ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $      3,240  $          -
                                                  ============= =============



                          Globalwise Investments, Inc.
                         (A Development Stage Company)
                            Statement of Operations
                                  (Unaudited)

                                                                                       From
                               For the       For the       For the       For the       inception on
                               three months  three months  nine months   nine months   October 3,
                               ended         ended         ended         ended         1997
                               Sept. 30,     Sept. 30,     Sept. 30,     Sept. 30,     to Sept. 30
                               2004          2003          2004          2003          2004
                               ------------- ------------- ------------- ------------- -------------

REVENUES                       $          -  $          -  $          -  $          -  $          -
                               ------------- ------------- ------------- ------------- -------------
EXPENSES
  General & Administrative              514             -         1,760             -        56,449
                               ------------- ------------- ------------- ------------- -------------

    TOTAL EXPENSES                      514             -         1,760             -        56,449
                               ------------- ------------- ------------- ------------- -------------

NET INCOME (LOSS)              $       (514) $          -  $     (1,760) $          -  $    (56,449)
                               ============= ============= ============= ============= =============

NET LOSS PER SHARE             $          -  $          -  $          -  $          -  $      (0.08)
                               ============= ============= ============= ============= =============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                       802,000       802,000       802,000       802,000       707,804
                               ============= ============= ============= ============= =============









                          Globalwise Investments, Inc.
                         (A Development Stage Company)
                             Statement of Cash Flows
                                  (Unaudited)


                                                                               From
                                                                               Inception on
                                                    For the nine months ended  October 3, 1997
                                                           September 30,       Through
                                                   --------------------------- September 30,
                                                     2004            2003      2004
                                                   ------------- ------------- --------------

Cash Flows from Operating Activities

  Net Loss                                         $     (1,760) $          -  $     (56,449)
  Less  Non-cash Items:
  Capital contributions - expenses                            -             -          6,550
  Increase in inventory                                       -             -        (21,744)
  Stock issued for services                                   -             -              -
  Increase in Accounts Payable                                -             -         26,944
                                                   ------------- ------------- --------------

  Net Cash Provided (Used) by Operating Activities       (1,760)            -        (44,699)
                                                   ------------- ------------- --------------
Cash Flows from Investing Activities
  Purchase of equipment                                       -             -        (20,530)
  Loss of cash in spin-off                                    -             -         (1,531)
                                                   ------------- ------------- --------------

  Net Cash Provided (Used) by Investing Activities            -             -        (22,061)
                                                   ------------- ------------- --------------

Cash Flows from Financing Activities
  Proceeds from stock issuance                                -             -         65,000
  Cash received from advances                             5,000             -          5,000
                                                   ------------- ------------- --------------

  Net Cash Provided (Used) by Financing Activities        5,000             -         70,000
                                                   ------------- ------------- --------------

Increase (Decrease) in Cash                               3,240             -          3,240

Cash and Cash Equivalents at Beginning of Period              -             -              -
                                                   ------------- ------------- --------------

Cash and Cash Equivalents at End of Period         $      3,240  $          -  $       3,240
                                                   ============= ============= ==============

Supplemental Cash Flow Information:

  Stock issued for services                        $          -  $          -  $           -

  Cash Paid For:
    Interest                                       $          -  $          -  $           -
    Income Taxes                                   $          -  $          -  $           -




                                       6




                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        September 30, 2004


GENERAL
-------

Globalwise Investments, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2004, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2003.


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

As of September 30, 2004 we had cash on hand of $3,240 and total current liabilities of $31,345. The majority of our operating expenses are related to our reporting obligations under the Exchange Act. These expenses are related to legal, accounting and professional services required to prepare our reports and the costs of filing the reports with the SEC. We are unable to pay cash for these services and have relied on third parties to pay for these costs on our behalf. These parties have not entered into written agreements guaranteeing advances and, therefore, these parties are not obligated to provide funds in the future. However, management anticipates that these parties will continue to pay for these costs on our behalf during the next twelve months. Historically, we have paid for these advances by converting the debt into common stock.

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


Date: November 10, 2004             GLOBALWISE INVESTMENTS, INC.


                                      /S/ Donald R. Mayer
                                 By: ______________________________________
                                     Donald R. Mayer
                                     President, Principal Executive Officer,
                                     Principal Financial Officer, and Director