Form 10KSB
period 2004-12-31
GLOBALWISE INVESTMENTS INC
filed 2005-03-29
CIK 1081745

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2004

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


                Commission file number: 000-31671

                   GLOBALWISE INVESTMENTS, INC.
                   ----------------------------
      (Exact name of registrant as specified in its charter)

         Nevada                                             87-0613716
-------------------------------                         ----------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

2157 S. Lincoln Street, Salt Lake City, Utah   84106
--------------------------------------------   ---------
(Address of principal executive offices)       (Zip code)


Issuer's telephone number, including area code: (801) 323-2395

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenue for its most recent fiscal year:  None

As of March 3, 2005 the registrant had 802,000 shares of common stock outstanding. Since the registrant does not have an active trading market, a market value of the voting stock held by non-affiliates cannot be determined.

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format: Yes [_]  No [X]

                        TABLE OF CONTENTS


                              PART I

Item 1.  Description of Business............................................3
Item 2.  Description of Property............................................5
Item 3.  Legal Proceedings..................................................5
Item 4.  Submission of Matters to a Vote of Security Holders................5

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters...........5
Item 6.  Plan of Operation..................................................6
Item 7.  Financial Statements...............................................7
Item 8.  Changes In and Disagreements with Accountants on Accounting and
         Financial Disclosure..............................................17
Item 8A. Controls and Procedures...........................................17
Item 8B. Other information.................................................17

                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
         Compliance with Section 16(a) of the Exchange Act.................17
Item 10. Executive Compensation............................................18
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters...................................18
Item 12. Certain Relationships and Related Transactions....................19
Item 13. Exhibits..........................................................19
Item 14. Principal Accountant Fees and Services............................19
Signatures.................................................................20


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

                              PART I
                             -------

ITEM 1. DESCRIPTION OF BUSINESS

Historical Development

Globalwise Investments, Inc. was incorporated in the state of Utah on October 3, 1997, to engage in the confectionary vending machine business. On July 12, 2000, Globalwise Investments, Inc. was incorporated in the state of Nevada and on July 21, 2000, Globalwise Utah merged with Globalwise Nevada for the sole purpose of changing our domicile from the state of Utah to the state of Nevada.

Our Plan

We are a development stage company and have had recurring operating losses for the past two fiscal years. Our independent auditors have expressed doubt that we can continue as a going concern unless we obtain financing to continue operations. Our business plan is to seek, investigate, and, if warranted, acquire an interest in a business opportunity to create necessary operating revenue.

Our acquisition of a business opportunity may be made by merger, exchange of stock, or otherwise. We have very limited sources of capital, and we probably will only be able to take advantage of one business opportunity. As of the date of this filing we have not identified any business opportunity that we plan to pursue, nor have we reached any preliminary or definitive agreements or understandings with any person concerning an acquisition or merger.

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

Our search for a business opportunity will not be limited to any particular geographical area or industry, including both United States and international companies. Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors. Our management believes that companies who desire a public market to enhance liquidity for current stockholders, or plan to acquire additional assets through issuance of securities rather than for cash, will be potential merger or acquisition candidates.

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgement. Our activities are subject to several significant risks which arise primarily as a result of the fact that we have no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without consent, vote, or approval of our stockholders. We can not assure you that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to us and our stockholders. Should a merger or acquisition prove unsuccessful, it is possible management may decide not to pursue further acquisition activities and management may abandon its activities and we may become dormant or be dissolved.

It is possible that the range of business opportunities that might be available for consideration by us could be limited by impact of the SEC regulations regarding purchase and sale of "penny stock." Our common stock is listed on the OTC Bulletin Board, but there is little market activity at this time. We cannot assure you that a market will develop or that a stockholder will be able to liquidate his investments without considerable delay, if at all. If a market develops, our shares will likely be subject to the rules of the Penny Stock Suitability Reform Act of 1990. The liquidity of penny stock is affected by specific disclosure procedures required by this Act to be followed by all broker-dealers, including but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock. This rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any market.

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

Certain conflicts of interest exist or may develop between Globalwise and our officers and directors. Our management has other business interests to which they currently devote attention, which include their primary employment and management of other development stage reporting companies. They may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgement in a manner which is consistent with their fiduciary duties to us.

A decision to participate in a specific business opportunity may be made upon our management's analysis of:
..   the quality of the business opportunity's management and personnel,
..   the anticipated acceptability of its new products or marketing concept,
..   the merit of its technological changes,
..   the perceived benefit that it will derive from becoming a publicly held entity, and
..   numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.

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

In the event we merge or acquire a business opportunity, the successor company will be subject to our reporting obligations. This is commonly referred to as a "back door registration." A back door registration occurs when a non-reporting company becomes the successor of a reporting company by merger, consolidation, exchange of securities, acquisition of assets or otherwise. This type of event requires the successor company to file a current report with the SEC which provides the same kind of information about the company to be acquired that would appear in a registration statement, including audited and pro forma financial statements. Accordingly, we may incur additional expense to conduct due diligence and present the required information for the business opportunity in any report. Also, the SEC may elect to conduct a full review of the successor company and may issue substantive comments on the sufficiency of disclosure related to the company to be acquired.

Competition

We expect to encounter substantial competition in our effort to locate attractive opportunities. Business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals will be our primary competition. Many of these entities will have significantly greater experience, resources and managerial capabilities than we do and will be in a better position than we are to obtain access to attractive business opportunities. We also will experience competition from other public development stage companies, many of which may have more funds available.

Employees

We currently have no employees. Our management expects to confer with consultants, attorneys and accountants as necessary. We do not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities.

ITEM 2. DESCRIPTION OF PROPERTY

We do not currently own or lease any property. Until we pursue a viable business opportunity and recognize income, we will not seek independent office space.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any proceedings or threatened proceedings as of the date of this filing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2004 fiscal year.


                             PART II
                             -------

ITEM 5: MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock was listed on the OTC Bulletin Board on March 12, 2002, under the symbol "GWIV." We have had little market activity in our common stock as of this filing. The following table presents the range of the high and low bids of our stock as reported by the OTC Bulletin Board Historical Data
Service.   We did not have bid information available until the second quarter of the year ended December 31, 2003. These quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

         Year         Quarter Ended           High     Low
         ----         --------------         ------  ------

         2003         June 30                $ 0.1   $ 0.0
                      September 30             0.1     0.1
                      December 31              0.1     0.0

         2004         March 31               $ 0.15  $ 0.10
                      June 30                  0.25    0.15
                      September 30             0.25    0.25
                      December 31              0.25    0.25


Holders and Dividends

As of March 3, 2005, we had approximately 35 stockholders of record, which does not include "street acccounts' of securities brokers. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Securities

None.

ITEM 6. PLAN OF OPERATION

At December 31, 2004 we had $3,081 cash, total liabilities of $31,530, and have experienced losses from inception. During the next twelve months our management intends to actively seek an operating company to acquire or merge with which will create operating revenue.

We currently cannot satisfy our cash requirements for our operations. The majority of our operating expenses are related to our reporting obligations under the Exchange Act. These expenses are related to legal, accounting and professional services required to prepare and file our reports with the SEC. We are unable to pay cash for these services and have relied on related and third parties to pay for these costs on our behalf. These parties have not entered into written agreements guaranteeing advances and, therefore, these parties are not obligated to provide funds in the future. However, management anticipates that these parties will continue to pay for these costs on our behalf during the next twelve months. Historically, we have paid for these advances by converting the debt into common stock.

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

ITEM 7. FINANCIAL STATEMENTS




                   Globalwise Investments, Inc.

                       Financial Statements

                    December 31, 2004 and 2003

                             CONTENTS


Independent Auditor's Report .............................................F-3

Balance Sheets ...........................................................F-4

Statements of Operations .................................................F-5

Statements of Stockholders' Equity .......................................F-6

Statements of Cash Flows .................................................F-7

Notes to the Financial Statements ........................................F-8

   Chisholm,
     Bierwolf &                                 533 West 2600 South, Suite 250
       Nilson, LLC                                       Bountiful, Utah 84010
                                                         Office (801) 292-8756
Certified Public Accountants                                Fax (801) 292-8809

______________________________________________________________________________



                   INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Globalwise Investments, Inc.:

We have audited the accompanying balance sheets of Globalwise Investments, Inc. (a development stage company) as of December 31, 2004 and 2003 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2004 and 2003 and from inception October 3, 1997 through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Globalwise Investments, Inc. (a development stage company) as of December 31, 2004 and 2003 and the results of its operations and cash flows for the years ended December 31, 2004 and 2003 and from inception October 3, 1997 through December 31, 2004 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Chisholm, Bierwolf & Nilson

Chisholm, Bierwolf & Nilson
Bountiful, Utah 84010
March 4, 2005

                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS

                                                           December 31
                                                   ---------------------------
                                                        2004         2003
                                                   ------------- -------------
CURRENT ASSETS

Cash                                               $      3,081  $          -
                                                   ------------- -------------

    Total Assets                                   $      3,081  $          -
                                                   ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts Payable - related                       $     26,345  $     26,345
  Accounts Payable - other                                  185             -
  Advances Payable                                        5,000             -
                                                   ------------- -------------

    Total Liabilities                                    31,530        26,345
                                                   ------------- -------------

STOCKHOLDERS' EQUITY

  Common Stock, $.001 par value; 50,000,000
    shares authorized; 802,000 shares issued
    and outstanding                                         802           802
  Additional Paid in Capital                             27,542        27,542
  Deficit Accumulated during the development stage      (56,793)      (54,689)
                                                   ------------- -------------

    Total Stockholders' Equity (deficit)                (28,449)      (26,345)
                                                   ------------- -------------

    Total Liabilities and Stockholders' Equity     $      3,081  $          -
                                                   ============= =============











The accompanying notes are an integral part of these financial statements.

                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                     Statements of Operations

                                                                From
                                                                Inception on
                                       For the years ended      October 3,
                                          December 31,          1997 to
                                    --------------------------- Dec. 31,
                                         2004         2003      2004
                                    ------------- ------------- -------------

REVENUES                            $          -  $          -  $          -
                                    ------------- ------------- -------------
EXPENSES
  General & Administrative                 2,104             -        56,793
                                    ------------- ------------- -------------

    Total Expenses                         2,104             -        56,793
                                    ------------- ------------- -------------

Net Loss                            $     (2,104) $          -  $    (56,793)
                                    ============= ============= =============

Net Loss Per Share                  $      (0.00) $      (0.00) $      (0.08)
                                    ============= ============= =============

Weighted average shares outstanding      802,000       802,000       711,079
                                    ============= ============= =============



The accompanying notes are an integral part of these financial statements.

                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                Statements of Stockholders' Equity
   From Inception on October 3, 1997 through December 31, 2004

                                                                  Deficit
                                                                  Accumulated
                                                      Additional  During the
                                   Common Stock       Paid in     Development
                                Shares      Amount    Capital     Stage
                            ------------- ----------- ----------- ------------

Balance, October 3, 1997               -  $        -  $        -  $         -

Shares issued for equipment
 at $0.064 per share             300,000         300      18,800            -

Net (loss) for the year
 ended December 31, 1997               -           -           -            -
                           ------------- ----------- ----------- ------------

Balance - December 31, 1997      300,000         300      18,800            -

Capital Contributions                  -           -         550            -

Net (loss) for the year
  ended December 31, 1998              -           -           -         (550)
                            ------------- ----------- ----------- ------------

Balance - December 31, 1998      300,000         300      19,350         (550)

Shares issued for cash at
 $0.0996 per share               652,000         652      64,348            -

Capital Contributions                  -           -       6,000            -

Net (loss) for the year
 ended December 31, 1999               -           -           -      (27,794)
                            ------------- ----------- ----------- ------------

Balance - December 31, 1999      952,000         952      89,698      (28,344)

Cancellation of shares in
 connection with spin-off
 of Assets and Liabilities
 of the Company                 (150,000)       (150)    (62,156)           -

Shares issued for services
  at $.25 per share               20,000          20       4,980            -

Shares issued for services
  at $.536 per share              28,000          28      14,972            -

Net (loss) for the year
 ended December 31, 2000               -           -           -      (21,345)
                            ------------- ----------- ----------- ------------

Balance - December 31, 2000      850,000         850      47,494      (49,689)

Cancellation of shares
 issued for services in 2000     (48,000)        (48)    (19,952)           -

Net (loss) for the year
  ended December 31, 2001              -           -           -            -
                            ------------- ----------- ----------- ------------

Balance - December 31, 2001      802,000         802      27,542      (49,689)

Net (loss) for the year
 ended December 31, 2002               -           -           -       (5,000)
                            ------------- ----------- ----------- ------------

Balance - December 31, 2002      802,000         802      27,542      (54,689)

Net (loss) for the year
 ended December 31, 2003               -           -           -            -
                            ------------- ----------- ----------- ------------

Balance - December 31, 2003      802,000         802      27,542      (54,689)

Net (loss) for the year
 ended December 31, 2004               -           -           -       (2,104)
                           -------------- ----------- ----------- ------------

Balance - December 31, 2004      802,000  $      802  $   27,542  $   (56,793)
                           ============== =========== =========== ============


The accompanying notes are an integral part of these financial statements.

                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                     Statements of Cash Flows

                                                                From
                                                                Inception on
                                       For the years ended      October 3,
                                          December 31,          1997 Through
                                    --------------------------- December 31,
                                         2004         2003      2004
                                    ------------- ------------- -------------

Cash Flows from Operating Activities

  Net Loss                          $     (2,104) $          -  $    (56,793)
  Adjustments for non-cash items:
   Capital contributions - expenses            -             -         6,550
   Shares issued for services                  -             -             -
   Increase in Inventory                       -             -       (21,744)
   Increase (decrease) in
     accounts payable                        185             -        27,129
                                    ------------- ------------- -------------
  Net Cash Provided (Used) by
  Operating Activities                    (1,919)            -       (44,858)
                                    ------------- ------------- -------------

Cash Flows from Investing Activities
  Purchase of equipment                        -             -       (20,530)
  Loss of cash in spin-off                     -             -        (1,531)
                                    ------------- ------------- -------------
  Net Cash Provided (Used) in
  Investing Activities                         -             -       (22,061)
                                    ------------- ------------- -------------

Cash Flows from Financing Activities
  Proceeds from stock issuance                 -             -        65,000
  Cash advance by unrelated company        5,000             -         5,000
                                    ------------- ------------- -------------
  Net cash Provided by
  Financing Activities                     5,000             -        70,000
                                    ------------- ------------- -------------

Increase (Decrease) in Cash                3,081             -         3,081

Cash and Cash Equivalents,
 Beginning of Period                           -             -             -
                                    ------------- ------------- -------------
Cash and Cash Equivalents,
 End of Period                      $      3,081  $          -  $      3,081
                                    ============= ============= =============

Supplemental Cash Flow Information:
  Stock issued for services         $          -  $          -  $     20,000

  Cash Paid For:
    Interest                        $          -  $          -  $          -
    Income Taxes                    $          -  $          -  $          -



The accompanying notes are an integral part of these financial statements.

                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2004 and 2003

NOTE 1 - Summary of Significant Accounting Policies

a.  Organization & Consolidation Policy

    Globalwise Investments, Inc. (the Company), a Nevada corporation, was incorporated October 3, 1997. The Company was organized for the purpose of engaging in the confectionary vending machine business. It is currently inactive.

b.  Recognition of Revenue

    The Company recognizes income and expense on the accrual basis of accounting.

C.  Earnings (Loss) Per Share

                                        Income (loss)   Shares     Per Share
                                         (Numerator) (Denominator)   Amount
                                        ------------ ------------- ----------
For the year ended December 31, 2004:

 Basic EPS
  Income (loss) to common stockholders  $    (2,104)      802,000   $  (0.00)
                                        ============  ============ ==========
For the year ended December 31, 2003:

 Basic EPS
  Income (loss) to common stockholders  $        (0)      802,000   $  (0.00)
                                        ============  ============ ==========

From inception on October 3, 1997 to
 December 31, 2004:

 Basic EPS
  Income (loss) to common stockholders  $   (56,793)      711,079   $  (0.08)
                                        ============  ============ ==========

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

d.  Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2004 and 2003

NOTE 1 - Summary of Significant Accounting Policies (continued)

e.  Provision for Income Taxes

No provision for income taxes have been recorded due to net operating loss carryforwards totaling approximately $56,793 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2018. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

Deferred tax asset and the valuation account is as follows at December 31, 2004 and 2003:

                                                       December 31,
                                                   2004          2003
                                             -------------- --------------
    Deferred tax asset:
       NOL carryforward                      $      19,310  $      18,594

       Valuation allowance                         (19,310)       (18,594)
                                             -------------- --------------
                                             $           -  $           -
                                             ============== ==============
f.  Use of estimates

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

                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2004 and 2003

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

NOTE 6 - Related Party Transactions

As of the year ended December 31, 2004 the Company has incurred $26,345 of professional fees payable to First Equity Holdings Corp. An officer of the Company was an employee of First Equity Holdings Corp.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

In our current report dated February 9, 2004, we reported that our independent auditors, Chisholm & Associates, Certified Public Accountants, resigned as our independent auditors and we engaged Chisholm, Bierwolf & Nilson, LLC, Certified Public Accountants, as our independent auditors .

ITEM 8A. CONTROLS AND PROCEDURES

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

ITEM 8B. OTHER INFORMATION

None.


                             PART III
                            ---------

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

Name              Age    Position Held                      Director Since
----------------  ------ ---------------------------------- ---------------
Donald R. Mayer    65    President, Director                July 2000
Linda L. Perry     60    Secretary/Treasurer, Director      July 2001

Donald R. Mayer - Mr. Mayer is the President and a director of Universal Business Insurance, an insurance company that he founded. He has worked in the insurance industry for over twenty years, specializing in the motel/hotel industry. He is a director of WorldNet, Inc. of Nevada, a development stage reporting company. He graduated from the University of Utah, located in Salt Lake City, Utah, with a bachelors degree in accounting.

Linda L. Perry - Mrs. Perry serves as President of Business Builders, Inc., a privately held business consulting firm which she co-founded in 1997. She also serves as a Director of Wings & Things, Inc., a development stage reporting company. She attended Weber State College, located in Ogden, Utah.

Audit Committee Financial Expert

Because we have minimal operations we do not have an audit committee serving at this time, thus we do not have an audit committee financial expert serving on an audit committee.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe no reports were required to be filed for the year ended December 31, 2004.

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

ITEM 10. EXECUTIVE COMPENSATION

None of our named executive officers received any cash compensation, bonuses, stock appreciation rights, long term compensation, stock awards or long-term incentive rights in excess of $100,000 from us during the past three fiscal years. Mr. Mayer, our President, who acts in the capacity of chief executive officer did not receive compensation during the year ended December 31, 2004. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

Compensation of Directors

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

We do not have any securities authorized for issuance under any equity compensation plans.

Beneficial Ownership

The following table sets forth the beneficial ownership of our outstanding common stock by our management and each person or group known by us to own beneficially more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 802,000 shares of common stock outstanding as of March 3, 2005.


                    CERTAIN BENEFICIAL OWNERS

Name and Address of           Number of Shares of
Beneficial Owners             Common Stock               Percentage of Class
---------------------------   ------------------------   --------------------
Brent Nelson                  175,000                    21.8%
1238 Thames Ct.
Salt Lake City, Utah 84123


                            MANAGEMENT

Name and Address of           Number of Shares of
Beneficial Owners             Common Stock               Percentage of Class
---------------------------   ------------------------   --------------------
Donald R. Mayer               7,500                      Less than 1%
6360 South 3000 East #205
Salt Lake City, Utah 84121

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have not engaged in any transactions in excess of $60,000 during the past two years involving our executive officers, directors, 5% or more stockholders or immediate family members of such persons.

ITEM 13. EXHIBITS

No.   Description
----  -------------
3.1 Articles of Incorporation, as amended (Incorporated by reference to exhibit 3.1 of Form 10-QSB, filed October 11, 2001)
3.2 Bylaws of Globalwise (Incorporated by reference to exhibit 3.3 of Form 10-SB, filed October 2, 2000.)
31.1  Principal Executive Officer Certification
31.2  Principal Financial Officer Certification
32.1  Section 1350 Certification

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal account for the audit of our annual financial statement and review of financial statements included in quarterly reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $1,169 for fiscal year ended 2003 and $1,379 for fiscal year ended 2004.

Audit-Related Fees

Our auditor did not bill any fees in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above.

Tax Fees

Our auditor did not bill any fees in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advise, and tax planning.

All Other Fees

Our auditor did not bill any fees in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above

Pre-approval Policies

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 24, 2005                 GLOBALWISE INVESTMENTS, INC.


                                          /s/ Donald R. Mayer
                                     By: ____________________________________
                                         Donald R. Mayer
                                         President


Pursuant to the requirements of the Securities Exchange Act of 1934. This report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                         /s/ Donald R. Mayer
Date: March 24, 2005                     _____________________________________
                                         Donald R. Mayer
                                         Principal Executive Officer
                                         Principal Financial and Accounting
                                         Officer




                                        /s/ Linda L. Perry
Date: March 24, 2005                    _____________________________________
                                        Linda L. Perry
                                        Secretary/Treasurer and Director