Form 10QSB
period 2005-03-31
GLOBALWISE INVESTMENTS INC
filed 2005-05-13
CIK 1081745

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                           FORM 10-QSB


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of May 9, 2005 Globalwise Investments, Inc. had 802,000 common shares outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements............................................2

Item 2.  Plan of Operation...............................................8

Item 3.  Controls and Procedures.........................................8

PART II: OTHER INFORMATION

Item 6.  Exhibits........................................................9

Signatures...............................................................9



                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2005 and 2004 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month period ended March 31, 2005, are not necessarily indicative of results to be expected for any subsequent period.

                   Globalwise Investments, Inc.

                       Financial Statements

                          March 31, 2005

                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                          Balance Sheets



                              ASSETS
                             -------

                                                      March 31    December 31
                                                        2005          2004
                                                   ------------- -------------
                                                    (Unaudited)
CURRENT ASSETS

Cash                                               $      2,869  $      3,081
                                                   ------------- -------------

  TOTAL ASSETS                                     $      2,869  $      3,081
                                                   ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

CURRENT LIABILITIES

Accounts Payable - Related parties                 $     26,345  $     26,345
Accounts Payable - Other                                    900           185
Advances Payable                                          5,000         5,000
                                                   ------------- -------------

  Total Liabilities                                      32,245        31,530
                                                   ------------- -------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 50,000,000
  shares authorized; 802,000 shares issued
  and outstanding                                           802           802

Additional paid in Capital                               27,542        27,542

Deficit Accumulated During the Development Stage        (57,720)      (56,793)
                                                   ------------- -------------

  Total Stockholders' Equity (deficit)                  (29,376)      (28,449)
                                                   ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $      2,869  $      3,081
                                                   ============= =============

                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                     Statement of Operations
                           (Unaudited)

                                                                From
                                                                Inception on
                                For the         For the         October 3,
                                three months    three months    1997
                                ended March 31, ended March 31, to March 31,
                                2005            2004            2005
                                --------------- --------------- --------------

REVENUES                        $            -  $            -  $           -
                                --------------- --------------- --------------
EXPENSES
  General & Administrative                 927               -         57,720
                                --------------- --------------- --------------

    TOTAL EXPENSES                         927               -         57,720
                                --------------- --------------- --------------

NET INCOME (LOSS)               $         (927) $            -        (57,720)
                                =============== =============== ==============

NET LOSS PER SHARE              $            -  $            -  $       (0.06)
                                =============== =============== ==============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                          802,000         802,000        714,070
                                =============== =============== ==============

                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                     Statement of Cash Flows
                           (Unaudited)
                                                                 From
                                                                 Inception on
                                      For the three months ended October 3,
                                                March 31,        1997 Through
                                      -------------------------- March 31,
                                           2005         2004     2005
                                      ------------- ------------ -------------

Cash Flows from Operating Activities

  Net Loss                            $       (927) $         -  $    (57,720)
  Less Non-cash Items:
  Capital contributions - expenses               -            -         6,550
  Increase in inventory                          -            -       (21,744)
  Stock issued for services                      -            -             -
  Increase in Accounts Payable                 715            -        27,844
                                      ------------- ------------ -------------
  Net Cash Provided (Used) by
  Operating Activities                        (212)           -       (45,070)
                                      ------------- ------------ -------------
Cash Flows from Investing Activities
  Purchase of equipment                          -            -       (20,530)
  Loss of cash in spin-off                       -            -        (1,531)
                                      ------------- ------------ -------------
  Net Cash Provided (Used) by
  Investing Activities                           -            -       (22,061)
                                      ------------- ------------ -------------
Cash Flows from Financing Activities
  Proceeds from stock issuance                   -            -        65,000
  Cash advance by unrelated company              -            -         5,000
                                      ------------- ------------ -------------
  Net Cash Provided (Used) by
  Financing Activities                           -            -        70,000
                                      ------------- ------------ -------------

Increase (Decrease) in Cash                   (212)           -         2,869

Cash and Cash Equivalents at
 Beginning of Period                         3,081            -             -
                                      ------------- ------------ -------------
Cash and Cash Equivalents at
 End of Period                        $      2,869  $         -  $      2,869
                                      ============= ============ =============
Supplemental Cash Flow Information:
  Stock issued for services           $          -  $         -  $     20,000

  Cash Paid For:
    Interest                          $          -  $         -  $          -
    Income Taxes                      $          -  $         -  $          -

                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                          March 31, 2005


GENERAL
-------

Globalwise Investments, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2005, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2004.


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

As of March 31, 2005 we had cash on hand of $2,869 and total current liabilities of $32,245. The majority of our operating expenses are related to our reporting obligations under the Exchange Act. These expenses include legal, accounting and professional services required to prepare our reports and the costs of filing the reports with the SEC. We are unable to pay cash for these services and have relied on third parties to pay for these costs on our behalf. These parties have not entered into written agreements guaranteeing advances and, therefore, these parties are not obligated to provide funds in the future. However, management anticipates that these parties will continue to pay for these costs on our behalf during the next twelve months. Historically, we have paid for these advances by converting the debt into common stock.

ITEM 3. CONTROLS AND PROCEDURES

Our President, who acts in the capacity of principal executive officer and principal financial officer, has concluded that the disclosures related to the effectiveness of our disclosure controls and procedures and our internal control over financial reporting made in our annual report on Form 10-KSB, filed March 28, 2005, remain accurate.

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


Date: May 11, 2005                 GLOBALWISE INVESTMENTS, INC.

                                        /s/ Donald R. Mayer
                                   By: ______________________________________
                                       Donald R. Mayer
                                       President, Principal Executive Officer,
                                       Principal Financial Officer, and
                                       Director