Form 10QSB
period 2005-06-30
GLOBALWISE INVESTMENTS INC
filed 2005-08-09
CIK 1081745

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2005

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
[X] Yes  [ ] No

As of July 27, 2005, Globalwise Investments, Inc. had 802,000 common shares outstanding.

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



                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2005 and 2004 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six month period ended June 30, 2005, are not necessarily indicative of results to be expected for any subsequent period.

                   Globalwise Investments, Inc.

                       Financial Statements

                          June 30, 2005

                   Globalwise Investments, Inc.
                   A Development Stage Company)
                          Balance Sheets



                              ASSETS


                                                    June 30      December 31
                                                      2005           2004
                                                 -------------- -------------
                                                  (Unaudited)
CURRENT ASSETS
  Cash                                           $       1,442  $      3,081
                                                 -------------- -------------

  TOTAL ASSETS                                   $       1,442  $      3,081
                                                 ============== =============


                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

Accounts Payable - Related parties               $      26,345  $     26,345
Accounts Payable - Other                                   200           185
Advance Payable                                          5,000         5,000
                                                 -------------- -------------

   Total Liabilities                                    31,545        31,530
                                                 -------------- -------------

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value;
  50,000,000 shares authorized;
  802,000 shares issued and outstanding                    802           802

Additional paid in Capital                              27,542        27,542

Deficit Accumulated During the Development Stage       (58,447)      (56,793)
                                                 -------------- -------------

  Total Stockholders' Equity (deficit)                 (30,103)      (28,449)
                                                 -------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $       1,442  $      3,081
                                                 ============== =============

                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                     Statement of Operations
                           (Unaudited)

                                                                                        From
                                                                                        Inception on
                            For the three  For the three  For the six    For the six    October 3,
                            months ended   months ended   months ended   months ended   1997
                            June 30,       June 30,       June 30,       June 30,       to June 30,
                            2005           2004           2005           2004           2005
                            -------------- -------------- -------------- -------------- --------------

REVENUES                    $           -  $           -  $           -  $           -  $           -
                            -------------- -------------- -------------- -------------- --------------
EXPENSES
  General & Administrative            727          1,246          1,654          1,246         58,447
                            -------------- -------------- -------------- -------------- --------------

    TOTAL EXPENSES                    727          1,246          1,654          1,246         58,447
                            -------------- -------------- -------------- -------------- --------------

NET INCOME (LOSS)           $        (727) $      (1,246) $      (1,654) $      (1,246) $     (58,447)
                            ============== ============== ============== ============== ==============

NET LOSS PER SHARE          $           -  $           -  $           -  $           -  $       (0.08)
                            ============== ============== ============== ============== ==============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                     802,000        802,000        802,000        802,000        716,901
                            ============== ============== ============== ============== ==============




                     Globalwise Investments, Inc.
                    (A Development Stage Company)
                       Statement of Cash Flows
                              (Unaudited)




                                                                            From
                                                                            Inception on
                                                                            October 3,
                                                 For the six months ended   1997
                                                         June 30,           Through
                                              ----------------------------- June 30,
                                                    2005          2004      2005
                                              -------------- -------------- --------------
Cash Flows from Operating Activities

  Net Loss                                    $      (1,654) $      (1,246) $     (58,447)
  Less  Non-cash Items:
  Capital contributions - expenses                        -              -          6,550
  Increase in inventory                                   -              -        (21,744)
  Stock issued for services                               -              -              -
  Increase in Accounts Payable                           15              -         27,144
                                              -------------- -------------- --------------
  Net Cash Provided (Used) by
  Operating Activities                               (1,639)        (1,246)       (46,497)
                                              -------------- -------------- --------------
Cash Flows from Investing Activities
  Purchase of equipment                                   -              -        (20,530)
  Loss of cash in spin-off                                -              -         (1,531)
                                              -------------- -------------- --------------
  Net Cash Provided (Used) by
  Investing Activities                                    -              -        (22,061)
                                              -------------- -------------- --------------
Cash Flows from Financing Activities
  Proceeds from stock issuance                            -              -         65,000
  Cash advance by unrelated company                       -          5,000          5,000
                                              -------------- -------------- --------------
  Net Cash Provided (Used) by
  Financing Activities                                    -          5,000         70,000
                                              -------------- -------------- --------------

Increase (Decrease) in Cash                          (1,639)         3,754          1,442

Cash and Cash Equivalents at
  Beginning of Period                                 3,081              -              -
                                              -------------- -------------- --------------

Cash and Cash Equivalents at End of Period    $       1,442  $       3,754  $       1,442
                                              ============== ============== ==============

Supplemental Cash Flow Information:

  Stock issued for services                   $           -  $           -  $           -

  Cash Paid For:

   Interest                                   $           -  $           -  $           -
   Income Taxes                               $           -  $           -  $           -






                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                          June 30, 2005


GENERAL
-------

Globalwise Investments, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2005, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2004.


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

As of June 30, 2005 we had cash on hand of $1,442 and total current liabilities of $31,545. The majority of our operating expenses are related to our reporting obligations under the Exchange Act. These expenses include legal, accounting and professional services and costs required to prepare and file our reports with the SEC. We are unable to pay cash for these services and have relied on related and third parties to pay for these costs on our behalf. These parties have not entered into written agreements guaranteeing advances and, therefore, these parties are not obligated to provide funds in the future. However, management anticipates that these parties will continue to pay for these costs on our behalf during the next twelve months. Historically, we have paid for these advances by converting the debt into common stock.


ITEM 3. CONTROLS AND PROCEDURES

Our President, who acts in the capacity of principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, he concluded that our disclosure controls and procedures were effective.

Also, he determined that there were no significant changes made in our internal controls over financial reporting during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.


                                8
<P>


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


Date: August 5, 2005             GLOBALWISE INVESTMENTS, INC.


                                   /s/ Donald R. Mayer
                             By: ______________________________________
                                 Donald R. Mayer
                                 President, Principal Executive Officer,
                                 Principal Financial Officer, and Director