Form 10QSB
period 2005-09-30
GLOBALWISE INVESTMENTS INC
filed 2005-11-10
CIK 1081745

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).   Yes [X]   No [ ]

As of October 25, 2005 Globalwise Investments, Inc. had 802,000 common shares outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements...............................2

Item 2.  Plan of Operation..................................8

Item 3.  Controls and Procedures............................8

                    PART II: OTHER INFORMATION

Item 5.  Other Information..................................9

Item 6.  Exhibits...........................................9

Signatures..................................................9



                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2005 and 2004 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the nine month period ended September 30, 2005, are not necessarily indicative of results to be expected for any subsequent period.

                   Globalwise Investments, Inc.

                       Financial Statements

                        September 30, 2005

                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS



                                                 September 30   December 31
                                                     2005          2004
                                               -------------- --------------
                                                 (Unaudited)
CURRENT ASSETS
   Cash                                        $       4,085  $      3,081
                                               -------------- -------------

  TOTAL ASSETS                                 $       4,085  $      3,081
                                               ============== =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - Related parties             $      26,345  $     26,345
Accounts Payable - Other                                   -           185
Advance Payable                                       10,000         5,000
                                               -------------- -------------
  Total Liabilities                                   36,345        31,530

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 50,000,000
  shares authorized; 802,000 shares issued
  and outstanding                                        802           802

Additional paid in Capital                            27,542        27,542

Deficit Accumulated During the Development Stage     (60,604)      (56,793)
                                               -------------- -------------

  Total Stockholders' Equity (deficit)               (32,260)      (28,449)
                                               -------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $       4,085  $      3,081
                                               ============== =============

                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                     Statement of Operations
                           (Unaudited)


                                                                                        From
                                                                                        Inception on
                            For the three  For the three  For the nine   For the nine   October 3,
                            months ended   months ended   months ended   months ended   1997
                            Sept. 30,      Sept. 30,      Sept. 30,      Sept. 30,      to Sept. 30,
                            2005           2004           2005           2004           2005
                            -------------- -------------- -------------- -------------- --------------

REVENUES                    $           -  $           -  $           -  $           -  $           -
                            -------------- -------------- -------------- -------------- --------------
EXPENSES
  General & Administrative          2,157            514          3,811          1,760         60,604
                            -------------- -------------- -------------- -------------- --------------

    TOTAL EXPENSES                  2,157            514          3,811          1,760         60,604
                            -------------- -------------- -------------- -------------- --------------

NET INCOME (LOSS)           $      (2,157) $        (514) $      (3,811) $      (1,760) $     (60,604)
                            ============== ============== ============== ============== ==============

NET LOSS PER SHARE          $           -  $           -  $           -  $           -  $       (0.08)
                            ============== ============== ============== ============== ==============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                     802,000        802,000        802,000        802,000        719,583
                            ============== ============== ============== ============== ==============






                     Globalwise Investments, Inc.
                    (A Development Stage Company)
                       Statement of Cash Flows
                             (Unaudited)


                                                                            From
                                                                            Inception on
                                                                            October 3,
                                                 For the nine months ended  1997
                                                       September 30,        Through
                                              ----------------------------- September 30,
                                                    2005          2004      2005
                                              -------------- -------------- --------------
Cash Flows from Operating Activities

  Net Loss                                    $      (3,811) $      (1,760) $     (60,604)
  Less Non-cash Items:
  Capital contributions - expenses                        -              -          6,550
  Increase in inventory                                   -              -        (21,744)
  Stock issued for services                               -              -              -
  Increase in Accounts Payable                         (185)             -         26,944
                                              -------------- -------------- --------------
  Net Cash Provided (Used) by
  Operating Activities                               (3,996)        (1,760)       (48,854)
                                              -------------- -------------- --------------
Cash Flows from Investing Activities
  Purchase of equipment                                   -              -        (20,530)
  Loss of cash in spin-off                                -              -         (1,531)
                                              -------------- -------------- --------------
  Net Cash Provided (Used) by
  Investing Activities                                    -              -        (22,061)
                                              -------------- -------------- --------------
Cash Flows from Financing Activities
  Proceeds from stock issuance                            -              -         65,000
  Cash received from advances                         5,000          5,000         10,000
                                              -------------- -------------- --------------
  Net Cash Provided (Used) by
  Financing Activities                                5,000          5,000         75,000
                                              -------------- -------------- --------------

Increase (Decrease) in Cash                           1,004          3,240          4,085

Cash and Cash Equivalents at
  Beginning of Period                                 3,081              -              -
                                              -------------- -------------- --------------

Cash and Cash Equivalents at End of Period    $       4,085  $       3,240  $       4,085
                                              ============== ============== ==============

Supplemental Cash Flow Information:

  Stock issued for services                   $           -  $           -  $           -

  Cash Paid For:

   Interest                                   $           -  $           -  $           -
   Income Taxes                               $           -  $           -  $           -






                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        September 30, 2005


GENERAL

Globalwise Investments, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2005, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2004.


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

As of September 30, 2005 we had $4,085 cash on hand and total current liabilities of $36,345. The majority of our operating expenses are related to our reporting obligations under the Exchange Act. These expenses include legal, accounting and professional services and costs required to prepare and file our reports with the SEC. We are unable to pay cash for these services and have relied on advances and loans from related parties to pay for these costs on our behalf. These parties have not entered into written agreements guaranteeing advances and, therefore, these parties are not obligated to provide funds in the future. However, management anticipates that these parties will continue to pay for these costs on our behalf during the next twelve months. Historically, we have paid for these advances by converting the debt into common stock.

ITEM 3. CONTROLS AND PROCEDURES

Our President, who acts in the capacity of principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, he concluded that our disclosure controls and procedures were effective.

Also, he determined that there were no changes made in our internal controls over financial reporting during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

                   PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On Tuesday, November 22, 2005 we will hold our annual shareholders' meeting at the Grand America Hotel, located at 555 South Main, Salt Lake City, Utah, at 2:00 p.m. local time. On November 3, 2005 we mailed a proxy statement to our shareholders of record as of October 11, 2005. At this meeting the shareholders entitled to vote, either in person or by proxy, will elect two directors to our board and vote on any other business properly brought before the meeting.

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


                                 GLOBALWISE INVESTMENTS, INC.

                                      /s/ Donald R. Mayer
Date: 11-7-05                    By: ________________________________________
                                     Donald R. Mayer
                                     President, Principal Executive Officer,
                                     Principal Financial Officer, and Director