Form 10KSB
period 2005-12-31
GLOBALWISE INVESTMENTS INC
filed 2006-03-31
CIK 1081745

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


                Commission file number: 000-31671

                   GLOBALWISE INVESTMENTS, INC.
      (Exact name of registrant as specified in its charter)

           Nevada                                 87-0613716
------------------------------                  ------------------
(State or other jurisdiction                    (I.R.S. Employer
incorporation or organization)                 Identification No.)

2157 S. Lincoln Street, Salt Lake City, Utah           84106
--------------------------------------------     -------------
(Address of principal executive offices)             (Zip code)

Issuer's telephone number, including area code: (801) 323-2395

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

As of February 23, 2006, the registrant had 802,000 shares of common stock outstanding. Since the registrant does not have an active trading market, a market value of the voting stock held by non-affiliates cannot be determined.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format:    Yes [ ]  No [X]

                        TABLE OF CONTENTS

                              PART I

Item 1.  Description of Business...........................................3
Item 2.  Description of Property...........................................5
Item 3.  Legal Proceedings.................................................5
Item 4.  Submission of Matters to a Vote of Security Holders...............5

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters..........6
Item 6.  Management's  Discussion and Analysis or Plan of Operation........6
Item 7.  Financial Statements .............................................7
Item 8.  Changes In and Disagreements with Accountants on Accounting and
         Financial Disclosure ............................................17
Item 8A. Controls and Procedures..........................................17
Item 8B. Other information................................................17

                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
         Compliance with Section 16(a) of the Exchange Act................17
Item 10. Executive Compensation...........................................18
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters..................................18
Item 12. Certain Relationships and Related Transactions...................19
Item 13. Exhibits.........................................................19
Item 14. Principal Accountant Fees and Services...........................19
Signatures................................................................21



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

Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the expensive legal and accounting fees and the length of time associated with the registration process of "going public." However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of Globalwise.

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

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgement. Our activities are subject to several significant risks which arise primarily as a result of the fact that we have no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without consent, vote, or approval of our stockholders. We can not assure you that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to us and our stockholders. Should a merger or acquisition prove unsuccessful, it is possible management may decide not to pursue further acquisition activities and management may abandon our search and we may become dormant or be dissolved.

It is possible that the range of business opportunities that might be available for consideration by us could be limited by impact of the SEC regulations regarding purchase and sale of "penny stock." Our common stock is listed on the OTC Bulletin Board, but there is little market activity at this time. We cannot assure you that a market will develop or that a stockholder will be able to liquidate his/her/its investments without considerable delay, if at all. If a market develops, our shares will likely be subject to the rules of the Penny Stock Suitability Reform Act of 1990. The liquidity of penny stock is affected by specific disclosure procedures required by this Act to be followed by all broker-dealers, including but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock. This rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any market.

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

Our management will analyze the business opportunities; however, none of our management are professional business analysts. (See Part III, Item 9, below.) Our management has had limited experience with mergers and acquisitions of business opportunities and has not been involved with an initial public offering. Potential investors must recognize that due to our management's inexperience in mergers and acquisitions we may not adequately evaluate a potential business opportunity.

Certain conflicts of interest exist or may develop between Globalwise and our officers and directors. Our management has other business interests to which they currently devote attention, which include their primary employment and they are management of other development stage reporting companies seeking merger candidates. Our management may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgement in a manner which is consistent with their fiduciary duties to us.

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

No one factor described above will be controlling in the selection of a business opportunity. Management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potential business opportunities may occur in many different industries and at various stages of development. Thus, the task of comparative investigation and analysis of such business opportunities will be extremely difficult and complex. Potential investors must recognize that because of our limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the business opportunity to be acquired.

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

                 ITEM 2. DESCRIPTION OF PROPERTY

We do not currently own or lease any property. Until we pursue a viable business opportunity and recognize income, we will not seek office space.

                    ITEM 3. LEGAL PROCEEDINGS

We are not a party to any proceedings or threatened proceedings as of the date of this filing.

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 22, 2005, we held an annual meeting of shareholders for the election of two directors. On the record date of October 11, 2005, an aggregate of 802,000 shares were outstanding. A quorum of 441,000 shares were represented in person or by proxy at the meeting. The nominees for director, Donald R. Mayer and Linda L. Perry were elected.

Other matters brought before the meeting was a motion that the directors elected at this meeting serve for a term of three years rather than one year. The motion was seconded and a majority of the shareholders approved the motion. Another motion was brought before the meeting that the company seek out and enter into any potential mergers. The motion was seconded and a majority of the shareholders approved the motion.

The following tables provide a breakdown of the votes cast on the matters:

1.     Election of directors:

       Nominees                Votes For    Votes Withheld     Votes Against
       ---------------         ---------    --------------     -------------
       Donald R. Mayer         441,000            0                 0
       Linda L. Perry          441,000            0                 0

2.     The term of the directors be changed from one year to three years.

                               Votes For    Votes Withheld     Votes Against
                               ----------   --------------     -------------
                               441,000            0                 0

3.     Approval for the company to seek out and enter into potential mergers.

                               Votes For    Votes Withheld     Votes Against
                               ----------   --------------     -------------
                               441,000            0                 0


                             PART II

ITEM 5: MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is listed on the OTC Bulletin Board and trades under the symbol "GWIV." We have had little market activity in our common stock as of the date of this filing. The following table presents the range of the high and low bids of our stock as reported by the OTC Bulletin Board. These quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

      Year          Quarter Ended            High              Low
      -----         -------------           -------         --------
      2004          March 31                $ 0.15           $ 0.10
                    June 30                   0.25             0.15
                    September 30              0.25             0.25
                    December 31               0.25             0.25

      2005          March 31                $ 0.30           $ 0.25
                    June 30                   0.51             0.30
                    September 30              0.51             0.51
                    December 31               0.51             0.51


Holders and Dividends

As of February 23, 2006, we had approximately 35 stockholders of record, which does not include shares held by shareholders in "street accounts" of securities brokers. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Securities

None.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We are a development stage company and have recorded losses since our inception. At December 31, 2005, we had

$3,201 in cash and total liabilities of $40,995. We cannot satisfy our cash requirements for our operations, which are related to legal, accounting and professional services required to prepare and file our reports with the SEC. We are unable to pay cash for these services and have relied on related and third parties to pay for these costs on our behalf. These parties have not entered into written agreements guaranteeing advances and, therefore, these parties are not obligated to provide funds in the future. However, management anticipates that these parties will continue providing advances during the next twelve months. Historically, we have paid for these advances by converting the debt into common stock.

Our plan for the next twelve months is to search for a business opportunity and, if feasible, acquire an interest in a business opportunity. If we obtain a business opportunity, then it may be necessary to raise additional capital. We likely will sell our common stock to raise this additional capital. We expect to issue such stock pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We do not currently intend to make a public offering of our stock. We also note that if we issue more shares of our common stock, then our shareholders may experience dilution in the value per share of their common stock.


ITEM 7. FINANCIAL STATEMENTS








                   Globalwise Investments, Inc.

                  (A Development Stage Company)

                       Financial Statements

                    December 31, 2005 and 2004

                             CONTENTS


Independent Auditor's Report ..............................................9

Balance Sheets ...........................................................10

Statements of Operations..................................................11

Statements of Stockholders' Equity .......................................12

Statements of Cash Flows .................................................13

Notes to the Financial Statements .....................................14-16

Chisholm                                        533 West 2600 South, Suite 25
Bierwolf &                                              Bountiful, Utah 84010
Nilson, LLC                                             Phone: (801) 292-8756
Certified Public Accountants                            Fax: (801) 292-8809


     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of Globalwise Investments, Inc.:

We have audited the accompanying balance sheets of Globalwise Investments, Inc. (a development stage company) as of December 31, 2005 and 2004 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2005 and 2004 and from inception October 3, 1997 through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the P.C.A.O.B. (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.
Accordingly, we express no such opinion.   An audit also includes assessing
the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Globalwise Investments, Inc. (a development stage company) as of December 31, 2005 and 2004 and the results of its operations and cash flows for the years ended December 31, 2005 and 2004 and from inception October 3, 1997 through December 31, 2005 in conformity with generally accepted accounting principles in the United States of America.

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


/S/ Chisholm, Bierwolf & Nilson

Chisholm, Bierwolf & Nilson
Bountiful, Utah 84010
March 2, 2006

                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS

                                                           December 31
                                                   ---------------------------
                                                        2005         2004
                                                   ------------- -------------
CURRENT ASSETS

Cash                                               $      3,201  $      3,081
                                                   ------------- -------------


  Total Assets                                     $      3,201  $      3,081
                                                   ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - related                         $     30,995  $     26,345
Accounts Payable - other                                      -           185
Advances Payable                                         10,000         5,000
                                                   ------------- -------------

  Total Liabilities                                      40,995        31,530
                                                   ------------- -------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 50,000,000 shares
 authorized; 802,000  shares issued and outstanding         802           802

Additional Paid in Capital                               27,542        27,542

Deficit Accumulated during the development stage        (66,138)      (56,793)
                                                   ------------- -------------

     Total Stockholders' Equity (deficit)               (37,794)      (28,449)
                                                   ------------- -------------

     Total Liabilities and Stockholders' Equity    $      3,201  $      3,081
                                                   ============= =============



The accompanying notes are an integral part of these financial statements

                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                     Statements of Operations

                                                                From
                                                                Inception on
                                       For the years ended      October 3,
                                          December 31,          1997 to
                                    --------------------------- Dec. 31,
                                         2005         2004      2005
                                    ------------- ------------- -------------

REVENUES                            $          -  $          -  $          -
                                    ------------- ------------- -------------
EXPENSES

  General & Administrative                 9,345         2,104        66,138
                                    ------------- ------------- -------------

    Total Expenses                         9,345         2,104        66,138
                                    ------------- ------------- -------------

Net Loss                            $     (9,345) $     (2,104) $    (66,138)
                                    ============= ============= =============

Net Loss Per Share                  $      (0.01) $      (0.00) $      (0.09)
                                    ============= ============= =============

Weighted average shares outstanding      802,000       802,000       772,101
                                    ============= ============= =============



The accompanying notes are an integral part of these financial statements

                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                Statements of Stockholders' Equity
   From Inception on October 3, 1997 through December 31, 2005

                                                                  Deficit
                                                                  Accumulated
                                                      Additional  During the
                                   Common Stock       Paid in     Development
                                Shares      Amount    Capital     Stage
                            ------------- ----------- ----------- ------------

Balance, October 3, 1997               -  $        -  $        -  $         -

Shares issued for equipment
 at $0.064 per share             300,000         300      18,800            -

Net (loss) for the year
 ended December 31, 1997               -           -           -            -
                           ------------- ----------- ----------- ------------
Balance - December 31, 1997      300,000         300      18,800            -

Capital Contributions                  -           -         550            -

Net (loss) for the year
  ended December 31, 1998              -           -           -         (550)
                            ------------- ----------- ----------- ------------
Balance - December 31, 1998      300,000         300      19,350         (550)

Shares issued for cash at
 $0.0996 per share               652,000         652      64,348            -

Capital Contributions                  -           -       6,000            -

Net (loss) for the year
 ended December 31, 1999               -           -           -      (27,794)
                            ------------- ----------- ----------- ------------
Balance - December 31, 1999      952,000         952      89,698      (28,344)

Cancellation of shares in
 connection with spin-off
 of Assets and Liabilities
 of the Company                 (150,000)       (150)    (62,156)           -

Shares issued for services
  at $.25 per share               20,000          20       4,980            -

Shares issued for services
  at $.536 per share              28,000          28      14,972            -

Net (loss) for the year
 ended December 31, 2000               -           -           -      (21,345)
                            ------------- ----------- ----------- ------------
Balance - December 31, 2000      850,000         850      47,494      (49,689)

Cancellation of shares
 issued for services in 2000     (48,000)        (48)    (19,952)           -

Net (loss) for the year
  ended December 31, 2001              -           -           -            -
                            ------------- ----------- ----------- ------------
Balance - December 31, 2001      802,000         802      27,542      (49,689)

Net (loss) for the year
 ended December 31, 2002               -           -           -       (5,000)
                            ------------- ----------- ----------- ------------
Balance - December 31, 2002      802,000         802      27,542      (54,689)

Net (loss) for the year
 ended December 31, 2003               -           -           -            -
                            ------------- ----------- ----------- ------------
Balance - December 31, 2003      802,000         802      27,542      (54,689)

Net (loss) for the year
 ended December 31, 2004               -           -           -       (2,104)
                           -------------- ----------- ----------- ------------
Balance - December 31, 2004      802,000         802      27,542      (56,793)

Net (loss) for the year
 ended December 31, 2005               -           -           -       (9,345)
                           -------------- ----------- ----------- ------------

Balance - December 31, 2005      802,000  $      802  $   27,542  $   (66,138)
                           ============== =========== =========== ============


The accompanying notes are an integral part of these financial statements

                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                     Statements of Cash Flows

                                                                From
                                                                Inception on
                                       For the years ended      October 3,
                                          December 31,          1997 Through
                                    --------------------------- December 31,
                                         2005         2004      2005
                                    ------------- ------------- -------------

Cash Flows from Operating Activities

  Net Loss                          $     (9,345) $     (2,104) $    (66,138)
  Adjustments for non-cash items:
   Capital contributions - expenses            -             -         6,550
   Shares issued for services                  -             -             -
   Increase in Inventory                       -             -       (21,744)
   Increase(decrease) in accounts
    payable                                4,465           185        31,594
                                    ------------- ------------- -------------
  Net Cash Provided (Used) by
    Operating Activities                  (4,880)       (1,919)      (49,738)
                                    ------------- ------------- -------------
Cash Flows from Investing Activities
  Purchase of equipment                        -             -       (20,530)
  Loss of cash in spin-off                     -             -        (1,531)
                                    ------------- ------------- -------------
  Net Cash Provided (Used) in
   Investing Activities                        -             -       (22,061)
                                    ------------- ------------- -------------
Cash Flows from Financing Activities
  Proceeds from stock issuance                 -             -        65,000
  Cash advance by unrelated company        5,000         5,000        10,000
                                    ------------- ------------- -------------
  Net cash Provided by
   Financing Activities                    5,000         5,000        75,000
                                    ------------- ------------- -------------

Increase (Decrease) in Cash                  120         3,081         3,201

Cash and Cash Equivalents,
  Beginning of Period                      3,081             -             -
                                    ------------- ------------- -------------
Cash and Cash Equivalents,
  End of Period                     $      3,201  $      3,081  $      3,201
                                    ============= ============= =============

Supplemental Cash Flow Information:
  Stock issued for services         $          -  $          -  $     20,000

  Cash Paid For:
    Interest                        $          -  $          -  $          -
    Income Taxes                    $          -  $          -  $          -



The accompanying notes are an integral part of these financial statements.

                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2005 and 2004

NOTE 1 - Summary of Significant Accounting Policies

     a.   Organization & Consolidation Policy

          Globalwise Investments, Inc.(the Company), a Nevada corporation, was
incorporated October 3, 1997.   The Company was organized for the purpose of
engaging in the confectionary vending machine business. It is currently inactive.

     b.   Accounting Method

          The Company recognizes income and expense on the accrual basis of accounting.

     c.   Earnings (Loss) Per Share

                                        Income (loss)   Shares      Per Share
                                         (Numerator) (Denominator)   Amount
                                        ------------- ------------ -----------
For the year ended December 31, 2005:

  Basic EPS
  Income (loss) to common stockholders  $     (9,345)     802,000  $    (0.01)
                                        ============= ============ ===========
For the year ended December 31, 2004:

  Basic EPS
  Income (loss) to common stockholders  $     (2,104)     802,000  $    (0.00)
                                        ============= ============ ===========
From inception on October 3, 1997 to
December 31, 2005:

  Basic EPS
  Income (loss) to common stockholders  $    (66,138)     722,101  $    (0.09)
                                        ============= ============ ===========

          The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.


     d.   Cash and Cash Equivalents

          The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2005 and 2004

NOTE 1 - Summary of Significant Accounting Policies (continued)

     e.   Provision for Income Taxes

          No provision for income taxes have been recorded due to net operating loss carryforwards totaling $66,138 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2018. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

          Deferred tax asset and the valuation account is as follows at December 31, 2005 and 2004:



                                                       December 31,
                                                    2005          2004
                                                ------------- -------------
     Deferred tax asset:
          NOL carryforward                      $     22,487  $     19,310

          Valuation allowance                        (22,487)      (19,310)
                                                ------------- -------------
                                                $          -  $          -
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

                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2005 and 2004

NOTE 3  - Capitalization

          In 1997 the Company issued 300,000 shares of common stock for equipment valued at $19,100.

          In 1998 the Company received a cash contribution in the amount of $550. No shares were issued for this contribution.

          In 1999 the Company issued 652,000 shares of stock for cash of $65,000 ($.0996 per share). It also received contributions in the amount of $6,000 for which no shares were issued.

          In March, 2000, the Company exchanged all of its assets and liabilities for 150,000 shares of its previously issued common stock. The shares were subsequently canceled.

          In July, 2000 the Company issued 48,000 shares of stock for costs and services valued at $20,000. In 2001 the Company and stockholders elected to cancel stock and the liability was re-established in the Accounts Payable
- related parties section of the balance sheet.

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

NOTE 6 -  Related Party Transactions

          As of the year ended December 31, 2005 the Company has incurred $30,995 of professional fees payable to First Equity Holdings Corp. An officer of the Company was an employee of First Equity Holdings Corp.

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

                ITEM 8A.  CONTROLS AND PROCEDURES

Our President, who acts in the capacities of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, he concluded that our disclosure controls and procedures were effective.

He also determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

                    ITEM 8B. OTHER INFORMATION

None.


                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE

Directors and Executive Officers

Our executive officers and directors and their respective ages, positions, and biographical information are set forth below. Our bylaws require two directors who serve until our next annual meeting or until each is replaced by a qualified director. At our annual meeting of shareholders held on November 22, 2005, a majority of our shareholders approved a term of three years for the directors elected at that meeting. Our executive officers are chosen by our board of directors and serve at its discretion. There are no existing family relationships between or among any of our executive officers or directors.

Name                  Age    Position Held              Director Term
-----                 ----   --------------             --------------
Donald R. Mayer       66     President, Director        Nov. 2005 to Nov. 2008
Linda L. Perry        61     Secretary/Treasurer,       Nov. 2005 to Nov. 2008
                             Director

Donald R. Mayer - Mr. Mayer is the President and a director of Universal Business Insurance, an insurance company that he founded. He has worked in the insurance industry for over twenty years, specializing in the motel/hotel industry. He is a director of Nova Star Innovations, Inc. and WorldNet, Inc. of Nevada, development stage reporting companies. He graduated from the University of Utah, located in Salt Lake City, Utah, with a bachelors degree in accounting.

Linda L. Perry - Mrs. Perry serves as President of Business Builders, Inc., a privately held business consulting firm which she co-founded in 1997. She also serves as a Director of Wings & Things, Inc., a development stage reporting company. She attended Weber State College, located in Ogden, Utah.

Audit Committee Financial Expert

Because we have minimal operations we do not have an audit committee serving at this time, nor do we have an audit committee financial expert serving on an audit committee.

        Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe no reports were required to be filed for the year ended December 31, 2005.

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

                 ITEM 10. EXECUTIVE COMPENSATION

None of our named executive officers received any cash compensation, bonuses, stock appreciation rights, long term compensation, stock awards or long-term incentive rights in excess of $100,000 from us during the past three fiscal years. Mr. Mayer, our President, who acts in the capacity of chief executive officer did not receive compensation during the year ended December 31, 2005. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

Beneficial Ownership

The following table sets forth the beneficial ownership of our outstanding common stock by our management and each person or group known by us to own beneficially more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 802,000 shares of common stock outstanding as of February 23, 2006.


                    CERTAIN BENEFICIAL OWNERS

Name and Address of               Number of Shares of
Beneficial Owners                 Common Stock             Percentage of Class
-----------------------           -------------------      -------------------
Brent Nelson                         150,000                    18.7%
6740 South 2455 West
West Jordan, Utah 84084

Aaron Nelson                          50,000 (1)                 6.2%
5710 E. Tropicana #2023
Las Vegas, NV 89122

First Equity Holdings Corp.           72,500 (2)                 9.0%
2157 S. Lincoln Street
Salt Lake City, Utah 84106

     (1) Includes 25,000 shares held by spouse.
     (2) Includes 35,000 shares held by this company's affiliates.


                            MANAGEMENT

Name and Address of               Number of Shares of
Beneficial Owners                 Common Stock             Percentage of Class
-------------------------         -------------------      -------------------
Donald R. Mayer                         7,500                 Less than 1%
6360 South 3000 East #205
Salt Lake City, Utah 84121


     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have not engaged in any transactions in excess of $60,000 during the past two years involving our executive officers, directors, 5% or more stockholders or immediate family members of such persons.

                        ITEM 13. EXHIBITS

No.     Description
----    -----------
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

         ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Accountant Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by our principal accountant, Chisholm, Bierwolf & Nilson LLC, Certified Public Accountants, in connection with the audit of our financial statements and other professional services rendered by that firm.

                                   2005           2004
                               ---------       ---------
      Audit fees               $   1,593       $   1,379
      Audit-related fees               0               0
      Tax fees                         0               0
      All other fees           $       0       $       0

Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accountant in connection with statutory and regulatory filings or engagements. Audit-related fees represent professional services rendered for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning. All other fees represent fees billed for products and services provided by the principal accountant, other than the services reported for the other categories.

Pre-approval Policies

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance the scope and cost of the engagement of an auditor. We do not rely on pre-approval policies and procedures.

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 24, 2006                GLOBALWISE INVESTMENTS, INC.


                                    /s/ Donald R. Mayer
                              By: ____________________________________________
                                    Donald R. Mayer
                                    President


Pursuant to the requirements of the Securities Exchange Act of 1934. This report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Date: March 24, 2006          /s/ Donald R. Mayer
                              ___________________________________________
                              Donald R. Mayer
                              Principal Executive Officer
                              Principal Financial and Accounting Officer


Date: March 24, 2006          /s/ Linda L. Perry
                               __________________________________________
                              Linda L. Perry
                              Secretary/Treasurer and Director