Form 10QSB
period 2006-03-31
GLOBALWISE INVESTMENTS INC
filed 2006-05-15
CIK 1081745

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2006

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

As of May 1, 2006, Globalwise Investments, Inc. had 802,000 common shares outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements................................................2

Item 2.  Management's Discussion and Analysis or Plan of Operation...........8

Item 3.  Controls and Procedures.............................................8

                    PART II: OTHER INFORMATION

Item 6.  Exhibits............................................................9

Signatures...................................................................9


                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2006 and 2005 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month period ended March 31, 2006, are not necessarily indicative of results to be expected for any subsequent period.

                   Globalwise Investments, Inc.

                  (A Development Stage Company)

                       Financial Statements

                          March 31, 2006

                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS
                              ------

                                                      March 31    December 31
                                                        2006          2005
                                                   ------------- -------------
                                                    (Unaudited)

CURRENT ASSETS

Cash                                               $      3,198  $      3,201
                                                   ------------- -------------

  TOTAL ASSETS                                     $      3,198  $      3,201
                                                   ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY
              -------------------------------------

CURRENT LIABILITIES

Accounts Payable - Related parties                 $     30,995  $     30,995
Accounts Payable - Other                                    262             -
Advances Payable                                         10,000        10,000
                                                   ------------- -------------

  Total Current Liabilities                              41,257        40,995
                                                   ------------- -------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 50,000,000 shares
 authorized; 802,000 shares issued and outstanding          802           802

Additional paid in Capital                               27,542        27,542

Deficit Accumulated During the Development Stage        (66,403)      (66,138)
                                                   ------------- -------------

  Total Stockholders' Equity (deficit)                  (38,059)      (37,794)
                                                   ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $      3,198  $      3,201
                                                   ============= =============

                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)

                                                                From
                                                                Inception on
                                For the         For the         October 3,
                                three months    three months    1997
                                ended March 31, ended March 31, to March 31,
                                2006            2005            2006
                                --------------- --------------- --------------

REVENUES                        $            -  $            -  $           -
                                --------------- --------------- --------------
EXPENSES
  General & Administrative                 265             927         66,403
                                --------------- --------------- --------------

    TOTAL EXPENSES                         265             927         66,403
                                --------------- --------------- --------------

NET INCOME (LOSS)               $         (265) $         (927) $     (66,403)
                                =============== =============== ==============

NET LOSS PER SHARE              $            -  $            -  $       (0.09)
                                =============== =============== ==============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                          802,000         802,000        724,420
                                =============== =============== ==============

                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)

                                                                 From
                                                                 Inception on
                                      For the three months ended October 3,
                                                March 31,        1997 Through
                                      -------------------------- March 31,
                                           2006         2005     2006
                                      ------------- ------------ -------------
Cash Flows from Operating Activities

  Net Loss                            $       (265) $      (927) $    (66,403)
  Less Non-cash Items:
  Capital contributions - expenses               -            -         6,550
  Increase in inventory                          -            -       (21,744)
  Stock issued for services                      -            -             -
  Increase in Accounts Payable                 262          715        31,856
                                      ------------- ------------ -------------
  Net Cash Provided (Used) by
  Operating Activities                          (3)        (212)      (49,741)
                                      ------------- ------------ -------------
Cash Flows from Investing Activities
  Purchase of equipment                          -            -       (20,530)
  Loss of cash in spin-off                       -            -        (1,531)
                                      ------------- ------------ -------------
  Net Cash Provided (Used) by
  Investing Activities                           -            -       (22,061)
                                      ------------- ------------ -------------
Cash Flows from Financing Activities
  Proceeds from stock issuance                   -            -        65,000
  Cash advance by unrelated company              -            -        10,000
                                      ------------- ------------ -------------
  Net Cash Provided (Used) by
  Financing Activities                           -            -        75,000
                                      ------------- ------------ -------------

Increase (Decrease) in Cash                     (3)        (212)        3,198

Cash and Cash Equivalents at
 Beginning of Period                         3,201        3,081             -
                                      ------------- ------------ -------------
Cash and Cash Equivalents
  at End of Period                    $      3,198  $     2,869  $      3,198
                                      ============= ============ =============
Supplemental Cash Flow Information:
  Stock issued for services           $          -  $         -  $     20,000

  Cash Paid For:
    Interest                          $          -  $         -  $          -
    Income Taxes                      $          -  $         -  $          -

                   Globalwise Investments, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                          March 31, 2006


GENERAL
-------

Globalwise Investments, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2006, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2005.


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

As of March 31, 2006 we had $3,198 cash on hand and total current liabilities of $41,257. The majority of our operating expenses are related to our reporting obligations under the Exchange Act. These expenses include legal, accounting and professional services and costs required to prepare and file our reports with the SEC. We have relied on third parties and related parties to pay for these costs on our behalf. These parties have not entered into written agreements guaranteeing advances and, therefore, these parties are not obligated to provide funds in the future. However, management anticipates that these parties will continue to pay for these costs on our behalf during the next twelve months. Historically, we have paid for these advances by converting the debt into common stock.

ITEM 3. CONTROLS AND PROCEDURES

Our President, who acts in the capacity of principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, he concluded that our disclosure controls and procedures were effective.

Also, he determined that there were no changes made in our internal controls over financial reporting during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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


                                  GLOBALWISE INVESTMENTS, INC.


                                  /s/ Donald R. Mayer
Date: May 10, 2006            By: ______________________________________
                                   Donald R. Mayer
                                   President, Principal Executive
                                   Officer, Principal Financial Officer,
                                   and Director