Form 10KSB
period 2006-12-31
GLOBALWISE INVESTMENTS INC
filed 2007-03-30
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

AND EXCHANGE ACT OF 1934

Commission file number: 000-31671

GLOBALWISE INVESTMENTS, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0613716 (I.R.S. Employer Identification No.)
2157 S. Lincoln Street, Salt Lake City, Utah (Address of principal executive offices)	84106 (Zip code)

Issuer’s telephone number, including area code: (801) 323-2395

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [   ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes [ X ]   No [   ]

State issuer’s revenue for its most recent fiscal year: None

As of February 22, 2007, the registrant had 802,000 shares of common stock outstanding.  Since the registrant does not have an active trading market, a market value of the voting stock held by non-affiliates cannot be determined.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes [   ]  No [X]

TABLE OF CONTENTS

PART I

Item 1.  Description of Business

3

Item 2.  Description of Property

5

Item 3.  Legal Proceedings

5

Item 4.  Submission of Matters to a Vote of Security Holders

 5

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

5

Item 6.  Management’s Discussion and Analysis or Plan of Operation

6

Item 7.  Financial Statements

 7

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

18

Item 8A. Controls and Procedures

18

Item 8B. Other information

18

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the

               Exchange Act

18

Item 10.  Executive Compensation

19

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

19

Item 12.  Certain Relationships and Related Transactions, and Director Independence

 20

Item 13.  Exhibits

20

Item 14.  Principal Accountant Fees and Services

21

Signatures

22

In this annual report references to “Globalwise,” “we,” “us,” and “our” refer to Globalwise Investments, Inc..

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

Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company.  The opportunity arises principally because of the expensive legal and accounting fees and the length of time associated with the registration process of “going public.”  However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of Globalwise.

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

It is possible that the range of business opportunities that might be available for consideration by us could be limited by impact of the SEC regulations regarding purchase and sale of “penny stock.”  Our common stock is listed on the OTC Bulletin Board, but there is little market activity at this time.  We cannot assure you that a market will develop or that a stockholder will be able to liquidate his/her/its investments without considerable delay, if at all.  If a market develops, our shares will likely be subject to the rules of the Penny Stock Suitability Reform Act of 1990. The liquidity of penny stock is affected by specific disclosure procedures required by this Act to be followed by all broker-dealers, including but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock.  This rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any market.

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

Our management will analyze the business opportunities; however, none of our management are professional business analysts.  (See Part III, Item 9, below. )  Our management has had limited experience with mergers and acquisitions of business opportunities and has not been involved with an initial public offering.  Potential investors must recognize that due to our management’s inexperience in mergers and acquisitions we may not adequately evaluate a potential business opportunity.

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

A decision to participate in a specific business opportunity may be made upon our management’s analysis of:

$

the quality of the business opportunity’s management and personnel,

$

the anticipated acceptability of its new products or marketing concept,

$

the merit of its technological changes,

$

the perceived benefit that it will derive from becoming a publicly held entity, and

$

numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.

No one factor described above will be controlling in the selection of a business opportunity.  Management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data.  Potential business opportunities may occur in many different industries and at various stages of development.  Thus, the task of comparative investigation and analysis of such business opportunities will be extremely difficult and complex.  Potential investors must recognize that because of our limited capital available for investigation and management’s limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the business opportunity to be acquired.

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

In the event we merge or acquire a business opportunity, the successor company will be subject to our reporting obligations.  This is commonly referred to as a “back door registration.”  A back door registration occurs when a non-reporting company becomes the successor of a reporting company by merger, consolidation, exchange of securities, acquisition of assets or otherwise.  This type of event requires the successor company to file a current report with the SEC which provides the same kind of information about the company to be acquired that would appear in a registration statement, including audited and pro forma financial statements.  Accordingly, we may incur additional expense to conduct due diligence and present the required information for the business opportunity in any report.  Also, the SEC may elect to conduct a full review of the successor company and may issue substantive comments on the sufficiency of disclosure related to the company to be acquired.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2006 fiscal year.

PART II

ITEM 5: MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is listed on the OTC Bulletin Board and trades under the symbol “GWIV.”  We have had little market activity in our common stock as of the date of this filing.  The following table presents the range of the high and low bid prices of our stock as reported by the OTC Bulletin Board.  These quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

Year	Quarter Ended	High	Low
2005	March 31 June 30 September 30 December 31	$ 0.30 0.51 0.51 0.51	$ 0.25 0.30 0.51 0.51
2006	March 31 June 30 September 29 December 29	0.52 0.52 0.52 0.52	0.51 0.52 0.52 0.00

Holders and Dividends

As of February 22, 2007, we had approximately 35 stockholders of record, which does not include shares held by shareholders in “street accounts” of securities brokers.  We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Securities

None.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We are a development stage company and have recorded losses since our inception.  Our independent accounting firm has expressed doubt that we can continue as a going concern unless we obtain financing.  At December 31, 2006, we had $2,757 in cash and total liabilities of $49,595.  Our liabilities are related to legal, accounting and professional services required to prepare and file our reports with the SEC.  We are unable to pay cash for these services and have historically relied on related parties to pay for these costs on our behalf.  These parties have not entered into written agreements guaranteeing funds and, therefore, these parties are not obligated to provide funds in the future.  We may pay for these advances by converting the debt into common stock.

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

Off-Balance Sheet Arrangements

None.

ITEM 7. FINANCIAL STATEMENTS

Globalwise Investments, Inc.

(A Development Stage Company)

Financial Statements

December 31, 2006 and 2005

CONTENTS

Report of Independent Registered Public Accounting Firm

8

Balance Sheets

9

Statements of Operations

10

Statements of Stockholders’ Equity

11

Statements of Cash Flows

12

Notes to the Financial Statements

13

Chisholm Bierwolf & Nilson, LLC Certified Public Accountants	Todd D. Chisholm, Audit Partner Nephi J. Bierwolf, Tax Partner Troy F. Nilson, Audit Partner Shauna S. Howe, Audit Partner

533 West 2600 South, Suite 25 • Bountiful, Utah 84010  • Phone:  (801) 292-8756 • Fax: (801) 292-8809 • www.cbncpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Globalwise Investments, Inc.:

We have audited the accompanying balance sheets of Globalwise Investments, Inc. (a development stage company) as of December 31, 2006 and 2005 and the related statements of operations, stockholders’ equity and cash flows for the years then ended and from inception, October 3, 1997 (inception), through December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the P.C.A.O.B. (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.   The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Globalwise Investments, Inc.  (a development stage company) as of December 31, 2006 and 2005 and the results of its operations and cash flows for the years ended December 31, 2006 and 2005 and from October 3, 1997 (inception) through December 31, 2006 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chisholm, Bierwolf & Nilson

Chisholm, Bierwolf & Nilson

Bountiful, Utah 84010

February 15, 2007

_______________________________________________________________

Member of AICPA, UACPA & Registered with PCAOB

Globalwise Investments, Inc.
(A Development Stage Company)
Balance Sheets

ASSETS
	December 31
	2006	2005

CURRENT ASSETS

Cash	$ 2,757	$ 3,201
Total Current Assets	2,757	3,201

TOTAL ASSETS	$ 2,757	$ 3,201

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable – related	$ 30,995	$ 30,995
Accounts Payable	18,600	10,000
Total Current Liabilities	49,595	40,995

Total Liabilities	49,595	40,995

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 50,000,000 shares
authorized; 802,000 shares issued and outstanding	802	802

Additional Paid in Capital	27,542	27,542

Deficit Accumulated during the development stage	(75,182)	(66,138)

Total Stockholders' Equity (deficit)	(46,838)	(37,794)

Total Liabilities and Stockholders' Equity	$ 2,757	$ 3,201

The accompanying notes are an integral part of these financial statements

Globalwise Investments, Inc.
(A Development Stage Company)
Statements of Operations

	For the Years Ended		From Inception on
	December 31		October 3, 1997
	2006	2005	to Dec. 31, 2006

REVENUES	$ -	$ -	$ -

EXPENSES
General & Administrative	9,044	9,345	75,182

TOTAL EXPENSES	9,044	9,345	75,182

Net Operating Loss	(9,044)	(9,345)	(75,182)

LOSS BEFORE TAXES	(9,044)	(9,345)	(75,182)

TAXES	-	-	-

NET LOSS	$ (9,044)	$ (9,345)	$ (75,182)

Net Loss Per Share	$ (0.01)	$ (0.01)	$ (0.10)

Weighted average shares outstanding	802,000	802,000	730,739

The accompanying notes are integral part of these financial statements

Globalwise Investments, Inc.
(A Development Stage Company)
Statements of Stockholders' Equity
From Inception on October 3, 1997 through December 31, 2006
				Deficit
			Additional	Accumulated
	Common Stock		Paid in	During the
	Shares	Amount	Capital	Development Stage

Balance, October 3, 1997	-	$ -	$ -	$ -
Shares issued for equipment at $0.064 per share	300,000	300	18,800	-
Net (loss) for the year ended December 31, 1997	-	-	-	-
Balance - December 31, 1997	300,000	300	18,800	-
Capital Contributions	-	-	550	-
Net (loss) for the year ended December 31, 1998	-	-	-	(550)
Balance - December 31, 1998	300,000	300	19,350	(550)
Shares issued for cash at $0.0996 per share	652,000	652	64,348	-
Capital Contributions	-	-	6,000	-
Net (loss) for the year ended December 31, 1999	-	-		(27,794)
Balance - December 31, 1999	952,000	952	89,698	(28,344)
Cancellation of shares in connection with spin-off
of Assets and Liabilities of the Company	(150,000)	(150)	(62,156)	-
Shares issued for services at $.25 per share	20,000	20	4,980	-
Shares issued for services at $.536 per share	28,000	28	14,972	-
Net (loss) for the year ended December 31, 2000	-	-	-	(21,345)
Balance - December 31, 2000	850,000	850	47,494	(49,689)
Cancellation of shares issued for services in 2000	(48,000)	(48)	(19,952)	-
Net (loss) for the year ended December 31, 2001	-	-	-	-
Balance - December 31, 2001	802,000	802	27,542	(49,689)
Net (loss) for the year ended December 31, 2002	-	-	-	(5,000)
Balance - December 31, 2002	802,000	802	27,542	(54,689)
Net (loss) for the year ended December 31, 2003	-	-	-	-
Balance - December 31, 2003	802,000	802	27,542	(54,689)
Net (loss) for the year ended December 31, 2004	-	-	-	(2,104)
Balance - December 31, 2004	802,000	802	27,542	(56,793)
Net (loss) for the year ended December 31, 2005	-	-	-	(9,345)
Balance - December 31, 2005	802,000	802	27,542	(66,138)
Net (loss) for the year ended December 31, 2006	-	-	-	(9,044)
Balance - December 31, 2006	802,000	$ 802	$ 27,542	$ (75,182)

The accompanying notes are an integral part of these financial statements

Globalwise Investments, Inc.
(A Development Stage Company)
Statements of Cash Flows

			From Inception on
	For the years ended		October 3, 1997
	December 31,		Through
	2006	2005	December 31, 2006

Cash Flows from Operating Activities
Net Loss	$ (9,044)	$ (9,345)	$ (75,182)
Adjustment to reconcile net (loss) to cash provided
(used) by operating activities:
Capital contributions - expenses	-	-	6,550
Changes in assets and liabilities:
Increase in Inventory	-	-	(21,744)
Increase in Accounts Payable & Accrued Expenses	8,600	9,465	50,194

Net Cash Provided (Used) by Operating Activities	(444)	120	(40,182)

Cash Flows from Investing Activities:
Purchase of equipment	-	-	(20,530)
Loss of cash in spin-off	-	-	(1,531)

Net Cash Provided (Used) in Investing Activities	-	-	(22,061)

Cash Flows from Financing Activities:
Proceeds from stock issuance	-	-	65,000

Net cash Provided by Financing Activities	-	-	65,000

Increase (Decrease) in Cash	(444)	120	2,757

Cash and Cash Equivalents, Beginning of Period	3,201	3,081	-

Cash and Cash Equivalents, End of Period	$ 2 757	$ 3,201	$ 2,757

Supplemental Cash Flow Information:

Stock issued for services	$ -	$ -	$ 20,000

Cash Paid For:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

Globalwise Investments, Inc.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2006 and 2005

NOTE 1 - Summary of Significant Accounting Policies

a.

Organization & Consolidation Policy

Globalwise Investments, Inc. (the Company), a Nevada corporation, was incorporated October 3, 1997.   The Company was organized for the purpose of engaging in the confectionary vending machine business.  It is currently inactive.

b.

Recognition of Revenue

The Company has adopted the provisions of SEC Staff Accounting Bulletin No. 104, REVENUE RECOGNITION IN FINANCIAL STATEMENTS (“SAB 104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.  SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies.  In general, the Company recognizes revenue related to monthly services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collect ability is reasonably assured.

c.

Loss Per Share

	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the year ended December 31, 2006:

Basic EPS
Loss to common stockholders	$ (9,044)	802,000	$ (0.01)

For the year ended December 31, 2005:

Basic EPS
Loss to common stockholders	$ (9,345)	802,000	$ (0.01)

From inception on October 3, 1997 to
December 31, 2006:

Basic EPS
Loss to common stockholders	$ (75,182)	730,739	$ (0.10)

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

December 31, 2006 and 2005

NOTE 1 - Summary of Significant Accounting Policies (continued)

e.

Provision for Income Taxes

No provision for income taxes have been recorded due to net operating loss carryforwards totaling  $75,182 that will be offset against future taxable income.  These NOL carryforwards begin to expire in the year 2018.  No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

Deferred tax asset and the valuation account is as follows at December 31, 2006 and 2005:

	December 31,
	2006	2005
Deferred tax asset:
NOL carryforward	$ 25,562	$ 22,487
Valuation allowance	(25,562)	(22,487)
	$ -	$ -

The Company utilized the liability method of accounting for income taxes.  Under the liability method, deferred income tax assets and liabilities are provided based on the difference between the financial statements and tax basis of assets and liabilities measured by the currently enacted tax rates in effect for the years in which these differences are expected to reverse.  Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities.

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

NOTE 2 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has no assets and has had recurring operating losses for the past several years and is dependent upon financing to continue operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  It is management’s plan to find an operating company to merge with, thus creating necessary operating revenue.

Globalwise Investments, Inc.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2006 and 2005

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

NOTE 5 - Related Party Transactions

As of the year ended December 31, 2006 the Company has incurred $30,995 of professional fees payable to First Equity Holdings Corp.  An officer of the Company was an employee of First Equity Holdings Corp.

NOTE 6 - Recent Pronouncements

In May, 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections,   which is a replacement of APB Opinion No. 20 Accounting Changes, and FASB Statement No.3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle.  This statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.

Globalwise Investments, Inc.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2006 and 2005

NOTE 6 - Recent Pronouncements (Continued)

In September 2006, the FASB issued SFAS No. 157, “FAIR VALUE MEASUREMENTS” (“SFAS”).   While SFAS 157 formally defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements, it does not require any new fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements.  SFAS 157 is required to be adopted effective January 1, 2008 and the Company does not presently anticipate any impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “EMPLOYERS’ ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106 AND 132 (R)” (“SFAS 158").  SFAS 158 requires an employer to recognize the funded status of its defined benefit pension and other postretirement plans as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through other comprehensive income.  The funded status of a plan is measured as the difference between plan assets as fair value and the benefit obligation, which is represented by the projected benefit obligation for pension plans and the accumulated portretirement benefit obligation for other postretirement plans.  SFAS 158 requires the recognition, as a component of other comprehensive income, net of tax, of the gains or losses and prior service costs or credits that arise during the period but are recognized as a component of net periodic benefit cost in accordance with existing accounting principles.

Amounts required to be recognized in accumulated other comprehensive income, including gains and losses and prior service costs or credits are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of existing accounting principles.  In addition, SFAS 158 requires plan assets and obligations to be measured as of the date of the employer’s year-end statement of financial position as well as the disclosure of additional information about certain effects on net periodic benefit cost for the next fiscal year from the delayed recognition of the gains or losses and prior service costs or credits.

The Company is required to adopt those provisions of SFAS 158 attributable to the initial recognition of the funded status of the benefit plans and disclosure provisions as of December 31, 2006.  Those provisions of SFAS 158 applicable to the amortization of gains or losses and prior service costs or credits from accumulated other comprehensive income to the net periodic benefit cost are required to be applied on a prospective basis effective January 1, 2007.  The Company does not anticipate that the adoption of SFAS 158 will have any impact on its financial statements.

Globalwise Investments, Inc.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2006 and 2005

NOTE 6 - Recent Pronouncements (Continued)

In September 2006, the FASB issued SFAS No. 157, “FAIR VALUE MEASUREMENTS” (“SFAS”).   While SFAS 157 formally defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements, it does not require any new fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements.  SFAS 157 is required to be adopted effective January 1, 2008 and the Company does not presently anticipate any impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “EMPLOYERS’ ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106 AND 132 (R)” (“SFAS 158").  SFAS 158 requires an employer to recognize the funded status of its defined benefit pension and other postretirement plans as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through other comprehensive income.  The funded status of a plan is measured as the difference between plan assets as fair value and the benefit obligation, which is represented by the projected benefit obligation for pension plans and the accumulated portretirement benefit obligation for other postretirement plans.  SFAS 158 requires the recognition, as a component of other comprehensive income, net of tax, of the gains or losses and prior service costs or credits that arise during the period but are recognized as a component of net periodic benefit cost in accordance with existing accounting principles.

Amounts required to be recognized in accumulated other comprehensive income, including gains and losses and prior service costs or credits are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of existing accounting principles.  In addition, SFAS 158 requires plan assets and obligations to be measured as of the date of the employer’s year-end statement of financial position as well as the disclosure of additional information about certain effects on net periodic benefit cost for the next fiscal year from the delayed recognition of the gains or losses and prior service costs or credits.

The Company is required to adopt those provisions of SFAS 158 attributable to the initial recognition of the funded status of the benefit plans and disclosure provisions as of December 31, 2006.  Those provisions of SFAS 158 applicable to the amortization of gains or losses and prior service costs or credits from accumulated other comprehensive income to the net periodic benefit cost are required to be applied on a prospective basis effective January 1, 2007.  The Company does not anticipate that the adoption of SFAS 158 will have any impact on its financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the two most recent fiscal years we have not had a change in, or disagreement with, our independent registered public accounting firm.

ITEM 8A.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated to allow timely decisions regarding required disclosure.  Our President, who acts in the capacities of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, he concluded that our disclosure controls and procedures were effective.

He also determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Term of Director
Donald R. Mayer	67	President, Director	Nov. 2005 to Nov. 2008
Linda L. Perry	62	Secretary/Treasurer, Director	Nov. 2005 to Nov. 2008

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

Audit Committee

Because we have minimal operations we do not have an audit committee serving at this time, nor do we have an audit committee financial expert serving on an audit committee.  Our entire board acts as our audit committee.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  We believe no reports were required to be filed for the year ended December 31, 2006.

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

ITEM 10. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our President, Donald R. Mayer, who serves in a capacity similar to principal executive officer, did not receive compensation during the year ended December 31, 2006.  None of our other named executive officers received any cash or non-cash compensation during the past fiscal year or had outstanding equity awards at year end.  We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our Board of Directors.

Retirement or Change of Control Arrangements

We do not offer retirement benefit plans to our executive officers, nor have we entered into any contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to a named executive officer at or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of the company or a change in the named executive officer’s responsibilities following a change in control.

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

Beneficial Ownership

The following table sets forth the beneficial ownership of our outstanding common stock by our management and each person or group known by us to own beneficially more than 5% of our outstanding common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 802,000 shares of common stock outstanding as of February 22, 2006.

CERTAIN BENEFICIAL OWNERS
Name and address of beneficial owners	Amount and nature of beneficial owner	Percent of class
Brent Nelson 6740 South 2455 West West Jordan, Utah 84084	150,000	18.7%

MANAGEMENT
Name and address of beneficial owners	Amount and nature of beneficial owner	Percent of class
Donald R. Mayer 6360 South 3000 East #205 Salt Lake City, Utah 84121	7,500	Less than 1%
Directors and officers as a group	7,500	Less than 1%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

We have not engaged in any transactions during the past fiscal year involving our executive officers, directors, 5% or more stockholders or immediate family members of such persons.

Director Independence

None of our directors are independent directors as defined by NASD Rule 4200(a)(15).

ITEM 13. EXHIBITS

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

Principal Financial Officer Certification

32.1

Section 1350 Certification

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Accountant Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by our independent registered public accounting firm, Chisholm, Bierwolf & Nilson LLC, Certified Public Accountants, in connection with the audit of our financial statements and other professional services rendered by that accounting firm.

	2005	2006
Audit fees	$ 1,593	$ 1,826
Audit-related fees	0	0
Tax fees	0	0
All other fees	$ 0	$ 0

Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accounting firm in connection with statutory and regulatory filings or engagements.  Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning.  All other fees represent fees billed for products and services provided by the accounting firm, other than the services reported for the other categories.

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

Date: March 27, 2007

GLOBALWISE INVESTMENTS, INC.

By: /s/ Donald R. Mayer

Donald R. Mayer

President

Pursuant to the requirements of the Securities Exchange Act of 1934.  This report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 27, 2007

/s/ Donald R. Mayer

Donald R. Mayer

Principal Executive Officer

Principal Financial and Accounting Officer

Date: March 27, 2007

/s/ Linda L. Perry

Linda L. Perry

Secretary/Treasurer and Director

22