Form 10QSB
period 2007-06-30
GLOBALWISE INVESTMENTS INC
filed 2007-08-09
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes [X]   No [  ]

As of August 1, 2007, Globalwise Investments, Inc. had 519,500 common shares outstanding.

Transitional small business disclosure format:  Yes [  ]  No [X]

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Item 2. Management’s Discussion and Analysis or Plan of Operation

7

Item 3. Controls and Procedures

7

PART II: OTHER INFORMATION

Item 6.  Exhibits

8

Signatures

8

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2007 and 2006 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the six month period ended June 30, 2007, are not necessarily indicative of results to be expected for any subsequent period.

Globalwise Investments, Inc.

(A Development Stage Company)

Financial Statements

June 30, 2007

Globalwise Investments, Inc.
(A Development Stage Company)
Balance Sheets

ASSETS
	June 30	December 31
	2007	2006
	(Unaudited)

CURRENT ASSETS

Cash	$ 7,184	$ 2,757

TOTAL ASSETS	7,184	2,757

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable - Related parties	$ 30,995	$ 30,995
Advance Payable	28,300	18,600
Total Current Liabilities	59,295	49,595

Total Liabilities	59,295	49,595

STOCKHOLDERS' DEFICIT

Common Stock, $.001 par value; 50,000,000 shares
authorized; 802,000 shares issued and outstanding	802	802

Additional paid in Capital	27,542	27,542

Deficit Accumulated During the Development Stage	(80,455)	(75,182)

Total Stockholders' Deficit	(52,111)	(46,838)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 7,184	$ 2,757

Globalwise Investments Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the three months	For the three months	For the six months	For the six months	From Inception on
	ended June 30,	ended June 30,	ended June 30,	ended June 30,	October 3, 1997
	2007	2006	2007	2006	to June 30, 2007

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
General & Administrative	5,268	3,374	5,273	3,639	80,455

TOTAL EXPENSES	5,268	3,374	5,273	3,639	80,455

Net Operating Loss	(5,268)	(3,374)	(5,273)	(3,639)	(80,455)

LOSS BEFORE TAXES	(5,268)	(3,374)	(5,273)	(3,639)	(80,455)

TAXES	-	-	-	-	-

NET LOSS	$ (5,268)	$ (6,748)	$ (5,273)	$ (7,278)	$ (80,455)

NET LOSS PER SHARE	$ -	$ -	$ -	$ -	$ (0.10)

WEIGHTED AVERAGE SHARES
OUTSTANDING	802,000	802,000	802,000	802,000	734,731

Globalwise Investments, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			From Inception on
	For the six months ended		October 3, 1997
	June 30,		Through
	2007	2006	June 30, 2007

Cash Flows from Operating Activities

Net Loss	$ (5,273)	$ (3,639)	$ (80,455)
Adjustment to reconcile net (loss) to cash provided
(used) by operating activities:
Capital contributions – expenses	-	-	6,550
Changes in assets and liabilities:
Increase in inventory	-	-	(21,744)
Increase in Accounts Payable & Accrued Expenses	9,700	8,000	59,894

Net Cash Provided (Used) by Operating Activities	4,427	4,361	(35,755)

Cash Flows from Investing Activities
Purchase of equipment	-	-	(20,530)
Loss of cash in spin-off	-	-	(1,531)

Net Cash Provided (Used) by Investing Activities	-	-	(22,061)

Cash Flows from Financing Activities
Proceeds from stock issuance	-	-	65,000

Net Cash Provided (Used) by Financing Activities	-	-	65,000

Increase (Decrease) in Cash	4,427	(1,639)	7,184

Cash and Cash Equivalents at Beginning of Period	2,757	3,081	-

Cash and Cash Equivalents at End of Period	$ 7,184	$ 1,442	$ 7,184

Supplemental Cash Flow Information:

Stock issued for services	$ -	$ -	$ -

Cash Paid For:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

Globalwise Investments, Inc.

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2007

GENERAL

Globalwise Investments, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2007, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2006.

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

In June 2007 we identified a business opportunity for acquisition, but we were unable to reach a final agreement with the identified target.  As of the date of this filing, we have not identified any other assets or business opportunities for acquisition.  Potential investors must recognize that because we have limited capital available for investigation of business opportunities and management’s limited experience in business analysis, we may not discover or adequately evaluate adverse facts about any business opportunity to be acquired.  All risks inherent in new and inexperienced enterprises are inherent in our plan.

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

As of June 30, 2007 we had $7,184 cash on hand with total current liabilities of $59,295 and we have not recorded revenues for the past two years.  Our independent registered accounting firm has expressed doubt that we can continue as a going concern unless we obtain financing.  The majority of our operating expenses are related to our reporting obligations under the Exchange Act.  These expenses include legal, accounting and professional services and costs required to prepare and file our reports with the SEC.  We are unable to pay cash for these services and historically, we have relied on loans or related parties to pay for costs on our behalf.  We may repay our debt with cash, if available, or may convert the debt into common stock.

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

Also, he determined that there were no changes made in our internal controls over financial reporting during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: August 8, 2007	GLOBALWISE INVESTMENTS, INC. By: /s/ Donald R. Mayer Donald R. Mayer President, Principal Executive Officer, Principal Financial Officer, and Director

8