Form 10QSB
period 2007-09-30
GLOBALWISE INVESTMENTS INC
filed 2007-11-09
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes [X]   No [  ]

As of October 29, 2007, Globalwise Investments, Inc. had 519,500 common shares outstanding.

Transitional small business disclosure format:  Yes [  ]  No [X]

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Item 2. Management’s Discussion and Analysis or Plan of Operation

7

Item 3. Controls and Procedures

8

PART II: OTHER INFORMATION

Item 6.  Exhibits

8

Signatures

8

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2007 and 2006 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the nine month period ended September 30, 2007, are not necessarily indicative of results to be expected for any subsequent period.

Globalwise Investments, Inc.

(A Development Stage Company)

Financial Statements

September 30, 2007

Globalwise Investments, Inc.

(A Development Stage Company)

Balance Sheets

ASSETS
	September 30	December 31
	2007	2006
	(Unaudited)

CURRENT ASSETS

Cash	$ 3,195	$ 2,757
Total Current Assets	3,195	2,757

TOTAL ASSETS	$ 3,195	$ 2,757

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable - Related parties	$ 30,995	$ 30,995
Accounts Payable - Other	28,300	18,600
Total Current Liabilities	59,295	49,595

Total Liabilities	59,295	49,595

STOCKHOLDERS' DEFICIT

Common Stock, $.001 par value; 50,000,000 shares
authorized; 802,000 shares issued and outstanding	802	802

Additional paid in Capital	27,542	27,542

Deficit Accumulated During the Development Stage	(84,444)	(75,182)

Total Stockholders' Deficit	(56,100)	(46,838)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 3,195	$ 2,757

The accompanying notes are an integral part of these financial statements

Globalwise Investments, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

.

					From
	For the three	For the three	For the nine	For the nine	Inception on
	months ended	months ended	months ended	months ended	October 3, 1997
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,	to Sept. 30,
	2007	2006	2007	2006	2007

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
General & Administrative	3,989	2,898	9,262	6,537	84,444

TOTAL EXPENSES	3,989	2,898	9,262	6,537	84,444

Net Operating Loss	(3,989)	(2,898)	(9,262)	(6,537)	(84,444)

OTHER INCOME (EXPENSE)

Interest Expense	-	(160)	-	(160)	-

LOSS BEFORE TAXES	(3,989)	(3,058)	(9,262)	(6,697)	(84,444)

TAXES	-	-	-	-	-

NET LOSS	$ (3,989)	$ (3,058)	$ (9,262)	$ (6,697)	$ (84,444)

NET LOSS PER SHARE	$ -	$ -	$ (0.01)	$ -	$ (0.10)

WEIGHTED AVERAGE SHARES
OUTSTANDING	802,000	802,000	802,000	802,000	736,727

The accompanying notes are an integral part of these financial statements

Globalwise Investments, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			From
			Inception on
			October 3, 1997
	For the nine months ended		Through
	September 30,		September 30,
	2007	2006	2007
Cash Flows from Operating Activities
Net Loss	$ (9,262)	$ (6,697)	$ (84,444)
Adjustment to reconcile net (loss) to cash provided
(used) by operating activities:
Capital contributions - expenses	-	-	6,550
Changes in assets and liabilities:
Increase in inventory	-	-	(21,744)
Increase in Accounts Payable & Accrued E xpense s	9,700	410	59,894

Net Cash Provided (Used) by Operating Activities	438	(6,287)	(39,744)

Cash Flows from Investing Activities
Purchase of equipment	-	-	(20,530)
Loss of cash in spin-off	-	-	(1,531)

Net Cash Provided (Used) by Investing Activities	-	-	(22,061)

Cash Flows from Financing Activities
Proceeds from stock issuance	-	-	65,000
Loan Proceeds	-	8,000	-

Net Cash Provided (Used) by Financing Activities	-	8,000	65,000

Increase (Decrease) in Cash	438	1,713	3,195

Cash and Cash Equivalents at Beginning of Period	2,757	3,201	-

Cash and Cash Equivalents at End of Period	$ 3,195	$ 4,914	$ 3,195

Supplemental Cash Flow Information:
Stock issued for services	$ -	$ -	$ -
Cash Paid For:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Globalwise Investments, Inc.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2007

GENERAL

Globalwise Investments, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2007,  since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2006.

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

As of September 30, 2007 we had $3,195 cash on hand with total current liabilities of $59,295 and we have not recorded revenues for the past two years.  Our independent registered accounting firm has expressed doubt that we can continue as a going concern unless we obtain financing.  The majority of our operating expenses are related to our reporting obligations under the Exchange Act.  These expenses include legal, accounting and professional services and costs required to prepare and file our reports with the SEC.  We are unable to pay cash for these services and historically, we have relied on loans or related parties to pay for costs on our behalf.  We may repay our debt with cash, if available, or may convert the debt into common stock.

Until we acquire or merge with a business opportunity, we do not anticipate that we will have research and development expense, nor that we will hire employees.

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

Also, he determined that there were no changes made in our internal controls over financial reporting during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS

Part I Exhibits

31.1

Principal Executive Officer Certification

31.2

Principal Financial Officer Certification

32.1

Section 1350 Certification

Part II Exhibits

3.1

Articles of Incorporation, as amended (Incorporated by reference to exhibit 3.1 of Form 10-QSB, filed October 11, 2001)

3.2

Certificate of Correction, effective May 22, 2007(Incorporated by reference to exhibit 3.1 of Form 8-K, filed June 17, 2007)

3.3

Bylaws of Globalwise (Incorporated by reference to exhibit 3.3 of Form 10-SB, filed October 2, 2000.)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2007	GLOBALWISE INVESTMENTS, INC. By: /s/ Donald R. Mayer Donald R. Mayer President, Principal Executive Officer, Principal Financial Officer, and Director