Form 10-K
period 2007-12-31
GLOBALWISE INVESTMENTS INC
filed 2008-03-27
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE

 ACT OF 1934

For transition period ___ to ____

Commission file number: 000-31671

GLOBALWISE INVESTMENTS, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0613716 (I.R.S. Employer Identification No.)
2157 S. Lincoln Street, Salt Lake City, Utah (Address of principal executive offices)	84106 (Zip Code)

Registrant’s telephone number: 801-323-2395

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ]  Yes [   ]   No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filed [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]   No [   ]

The registrant did not have an active trading market for its common stock as of the end of its most recently completed second fiscal quarter; therefore, an aggregate market value of shares of voting and non-voting stock held by non-affiliates can not be determined.

The number of post-split shares outstanding of the registrant’s common stock as of March 5, 2008 was 1,139,000.

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART I

Item 1.  Business

3

Item 2.  Properties

5

Item 3.  Legal Proceedings

6

Item 4.  Submission of Matters to a Vote of Security Holders

6

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters

              and Issuer Purchases of Equity Securities

6

Item 6.  Selected Financial Data

7

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

7

Item 8.  Financial Statements and Supplementary Data

8

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

19

Item 9A.  Controls and Procedures

19

Item 9B.  Other Information

19

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

19

Item 11.  Executive Compensation

20

Item 12.  Security Ownership of Certain Beneficial Owners and Management

                and Related Stockholder Matters

21

Item 13.  Certain Relationships and Related Transactions, and Director Independence

22

Item 14.  Principal Accountant Fees and Services

22

PART IV

Item 15.  Exhibits, Financial Statement Schedules

22

Signatures

23

In this annual report references to “Globalwise,” “we,” “us,” and “our” refer to Globalwise Investments, Inc.

FORWARD LOOKING STATEMENTS

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

PART I

ITEM 1.  BUSINESS

Historical Development

Globalwise Investments, Inc. was incorporated in the state of Utah on October 3, 1997, to engage in the confectionary vending machine business.  On July 12, 2000, Globalwise Investments, Inc. was incorporated in the state of Nevada and on July 21, 2000, Globalwise-Utah merged with Globalwise-Nevada for the sole purpose of changing our domicile from the state of Utah to the state of Nevada.

Our Business

Our business plan is to seek, investigate, and, if warranted, acquire an interest in a business opportunity.  Our acquisition of a business opportunity may be made by merger, exchange of stock, or otherwise.  We have very limited sources of capital, and we probably will only be able to take advantage of one business opportunity.  In May 2007 we attempted to negotiate an acquisition of a private operating company, but we were unable to close that transaction.  As of the date of this filing we have not identified any business opportunity that we plan to pursue, nor have we reached any preliminary or definitive agreements or understandings with any person concerning an acquisition or merger.

Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company.  The opportunity arises principally because of the expensive legal and accounting fees and the length of time associated with the registration process of “going public.”  However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of Globalwise Investments.

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

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgement.  Our activities are subject to several significant risks which arise primarily as a result of the fact that we have no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without consent, vote, or approval of our stockholders.  We cannot assure you that we will be able to identify and merge with or acquire any business opportunity which will ultimately prove to be beneficial to us and our stockholders.  Should a merger or acquisition prove unsuccessful, it is possible management may decide not to pursue further acquisition activities and management may abandon our search and we may become dormant or be dissolved.

It is possible that the range of business opportunities that might be available for consideration by us could be limited by the fact that our common stock is not listed on any market.  We cannot assure you that a market will develop or that a stockholder will be able to liquidate his/her/its investments without considerable delay, if at all.  If a market develops, our shares will likely be subject to the rules of the Penny Stock Suitability Reform Act of 1990.  The liquidity of penny stock is affected by specific disclosure procedures required by this Act to be followed by all broker-dealers, including but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock.  This rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any market.

Investigation and Selection of Business Opportunities

We anticipate that business opportunities will come to our attention from various sources, including our officers and directors, our stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, investment banking firms, venture capitalists, members of the financial community and others who may present unsolicited proposals.  Management expects that prior personal and business relationships may lead to contacts with these various sources.

Our management will analyze the business opportunities; however, none of our management are professional business analysts.  (See Part III, Item 10, below.)  Our management has had limited experience with mergers and acquisitions of business opportunities and has not been involved with an initial public offering.  Management may rely on promoters or their affiliates, principal stockholders or associates to assist in the investigation and selection of business opportunities.

Certain conflicts of interest exist or may develop between us and our officers and directors.  Our management has other business interests to which they currently devote attention, which include their primary employment.  They also hold management positions with other development stage companies seeking business opportunities.  Our management may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business.  As a result, conflicts of interest may arise that can be resolved only through their exercise of judgement in a manner which is consistent with their fiduciary duties to us.

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

Competition

We expect to encounter substantial competition in our effort to locate attractive business opportunities.  Business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals will be our primary competition. Many of these entities will have significantly greater experience, resources and managerial capabilities than we do and will be in a better position than we are to obtain access to attractive business opportunities.  We also will experience competition from other public development stage companies, many of which may have more funds available for such transactions.

Employees

We currently have no employees.  Our management expects to confer with consultants, attorneys and accountants as necessary.  We do not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities.  We will determine the need for employees based upon a specific business opportunity, if any.

ITEM 2.  PROPERTIES

We do not currently own or lease any property.  Until we pursue a viable business opportunity and recognize income we will not seek office space.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any proceedings or threatened proceedings as of the date of this filing.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2007 fiscal year.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the OTC Bulletin Board and trades under the symbol “GWIV.”  On February 15, 2008, we effected a 2-for-1 forward split of our outstanding common stock and our outstanding pre-split common shares of 569,500 outstanding on February 15, 2008 were forward split to 1,139,000 shares of common stock.

We have had little market activity in our common stock during the past two years.  The following table presents the range of the high and low bid prices of our stock as reported by the OTC Bulletin Board.  These quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

	2007		2006
Fiscal Quarter Ended	High	Low	High	Low
March 31 June 30 September 30 December 31	$ 0.55 0.60 0.60 0.56	$ 0.52 0.55 0.55 0.56	$ 0.52 0.52 0.52 0.52	$ 0.51 0.52 0.52 0.00

Holders

As of March 5, 2008, we had approximately 32 stockholders of record.

Dividends

The 2-for-1 forward split effected in February 2008 was completed as a dividend and new certificates for the additional shares were mailed to stockholders on or about February 15, 2008.  However, we do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

On December 20, 2007, we issued an aggregate of 50,000 (100,000 post-split) shares of common stock in settlement of an $8,000 debt.   We issued 25,000 (50,000 post-split) shares to Seaport Management Group and 25,000 (50,000 post-split) shares to Niki Group.  We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Issuer Purchase of Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

	Year ended December 31
	2007	2006
SUMMARY OF BALANCE SHEET
Cash and cash equivalents	$ 2,633	$ 2,757
Total assets	2,633	2,757
Total liabilities	51,595	49,595
Accumulated deficit	(85,306)	(75,182)
Total stockholders deficit	$ (48,962)	$ (46,838)

SUMMARY OF OPERATING RESULTS
Revenues	$ –	$ –
Total operating expenses	10,124	9,044
Income taxes	–	–
Net loss	$ (10,124)	$ (9,044)
Net loss per share	$ (0.02)	$ (0.01)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATION

Plan of Operation

We are a development stage company and have had recurring operating losses for the past two fiscal years.  Our independent auditors have expressed doubt that we can continue as a going concern unless we obtain financing to continue operations.   At December 31, 2007, we had $2,633 in cash and total liabilities of $51,595 and we cannot satisfy our cash requirements for our operations.  We will need to raise additional capital during the next twelve months to fund our operations and we will likely rely on management or shareholders to pay for costs on our behalf.  These parties have not entered into written agreements guaranteeing funds and, therefore, these parties are not obligated to provide funds in the future.  We may pay for these advances by converting the debt into common stock.

Our plan for the next twelve months is to search for a business opportunity and, if feasible, acquire an interest in a business opportunity.  If we obtain a business opportunity, then it may be necessary to raise additional capital.  We likely will sell our common stock to raise this additional capital.  We anticipate that we will issue such stock pursuant to exemptions from registration provided by federal and state securities laws.  The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions to registration.  We do not currently intend to make a public offering of our stock.  We also note that if we issue more shares of our common stock, then our shareholders may experience dilution in the value per share of their common stock.

Provided we do not acquire or merge with an operating business, during the next twelve months we do not anticipate that we will conduct product research and development, nor do we expect to purchase or sell a plant or equipment, or intend to hire employees.

Off-Balance Sheet Arrangements

None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Globalwise Investments, Inc.

(A Development Stage Company)

Financial Statements

December 31, 2007 and 2006

CONTENTS

Report of Independent Registered Public Accounting Firm

9

Balance Sheets

10

Statements of Operations

11

Statements of Stockholders’ Equity

 12

Statements of Cash Flows

13

Notes to the Financial Statements

14

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

We have audited the accompanying balance sheets of Globalwise Investments, Inc. (a development stage company) as of December 31, 2007 and 2006 and the related statements of operations, stockholders’ equity and cash flows for the years then ended and from October 3, 1997 (inception), through December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Globalwise Investments, Inc.  (a development stage company) as of December 31, 2007 and 2006 and the results of its operations and cash flows for the years then ended and from October 3, 1997 (inception), through December 31, 2007 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Chisholm, Bierwolf & Nilson

Chisholm, Bierwolf & Nilson

Bountiful, Utah

February 15, 2008

__________________________________________________________________

Member of AICPA, UACPA & Registered with PCAOB

Globalwise Investments, Inc.
(A Development Stage Company)
Balance Sheets

ASSETS
	December 31
	2007	2006

CURRENT ASSETS

Cash	$2,633	$2,757
Total Current Assets	2,633	2,757

TOTAL ASSETS	$2,633	$2,757

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable	$51,595	$49,595
Total Current Liabilities	51,595	49,595

Total Liabilities	51,595	49,595

STOCKHOLDERS' DEFICIT

Common Stock, $.001 par value; 50,000,000 shares
authorized; 569,500 and 802,000 shares issued
and outstanding respectively	570	802

Additional Paid in Capital	35,774	27,542

Deficit Accumulated during the development stage	(85,306)	(75,182)

Total Stockholders' Deficit	(48,962)	(46,838)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,633	$2,757

The accompanying notes are an integral part of these financial statements.

Globalwise Investments, Inc.
(A Development Stage Company)
Statements of Operations

			From
			Inception on
	For the Years Ended		October 3,
	December 31		1997 to
	2007	2006	Dec. 31, 2007

REVENUES	$-	$-	$-

EXPENSES
General & Administrative	10,124	9,044	85,306

TOTAL EXPENSES	10,124	9,044	85,306

Net Operating Loss	(10,124)	(9,044)	(85,306)

LOSS BEFORE TAXES	(10,124)	(9,044)	(85,306)

TAXES	-	-	-

NET LOSS	$(10,124)	$(9,044)	$(85,306)

Net Loss Per Share	$(0.02)	$(0.01)	$(0.12)

Weighted average shares outstanding	599,359	802,000	719,667

The accompanying notes are an integral part of these financial statements

Globalwise Investments, Inc.
(A Development Stage Company)
Statements of Stockholders' Equity
From Inception on October 3, 1997 through December 31, 2007
				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid in	Development
	Shares	Amount	Capital	Stage

Balance, October 3, 1997	-	$-	$-	$-
Shares issued for equipment at $0.064 per share	300,000	300	18,800	-
Net (loss) for the year ended December 31, 1997	-	-	-	-
Balance - December 31, 1997	300,000	300	18,800	-
Capital Contributions	-	-	550	-
Net (loss) for the year ended December 31, 1998	-	-	-	(550)
Balance - December 31, 1998	300,000	300	19,350	(550)
Shares issued for cash at $0.0996 per share	652,000	652	64,348	-
Capital Contributions	-	-	6,000	-
Net (loss) for the year ended December 31, 1999	-	-	-	(27,794)
Balance - December 31, 1999	952,000	952	89,698	(28,344)
Cancellation of shares in connection with spin-off
of Assets and Liabilities of the Company	(150,000)	(150)	(62,156)	-
Shares issued for services at $.25 per share	20,000	20	4,980	-
Shares issued for services at $.536 per share	28,000	28	14,972	-
Net (loss) for the year ended December 31, 2000	-	-	-	(21,345)
Balance - December 31, 2000	850,000	850	47,494	(49,689)
Cancellation of shares issued for services in 2000	(48,000)	(48)	(19,952)	-
Net (loss) for the year ended December 31, 2001	-	-	-	-
Balance - December 31, 2001	802,000	802	27,542	(49,689)
Net (loss) for the year ended December 31, 2002	-	-	-	(5,000)
Balance - December 31, 2002	802,000	802	27,542	(54,689)
Net (loss) for the year ended December 31, 2003	-	-	-	-
Balance - December 31, 2003	802,000	802	27,542	(54,689)
Net (loss) for the year ended December 31, 2004	-	-	-	(2,104)
Balance - December 31, 2004	802,000	802	27,542	(56,793)
Net (loss) for the year ended December 31, 2005	-	-	-	(9,345)
Balance - December 31, 2005	802,000	802	27,542	(66,138)
Net (loss) for the year ended December 31, 2006	-	-	-	(9,044)
Balance - December 31, 2006	802,000	802	27,542	(75,182)
Shares cancelled and returned to treasury	(282,500)	(282)	282	-
Issuance of shares in settlement of debt	50,000	50	7,950	-
Net (loss) for the year ended December 31, 2007	-	-	-	(10,124)
Balance – December 31, 2007	569,500	$570	$35,774	$(85,306)

The accompanying notes are an integral part of these financial statements

Globalwise Investments, Inc.
(A Development Stage Company)
Statements of Cash Flows

			From
			Inception on
			October 3,
	For the years ended		1997 Through
	December 31,		December 31,
	2007	2006	2007

Cash Flows from Operating Activities

Net Loss	$(10,124)	$(9,044)	$(85,306)
Adjustment to reconcile net (loss) to cash provided
(used) by operating activities:
Capital contributions - expenses	-	-	6,550
Changes in assets and liabilities:
Increase in Inventory	-	-	(21,744)
I Increase in Accounts Payable & Accrued Expenses	10,000	8,600	60,194

Net Cash Provided (Used) by Operating Activities	(124)	(444)	(40,306)

Cash Flows from Investing Activities:
Purchase of equipment	-	-	(20,530)
Loss of cash in spin-off	-	-	(1,531)

Net Cash Provided (Used) in Investing Activities	-	-	(22,061)

Cash Flows from Financing Activities:
Proceeds from stock issuance	-	-	65,000

Net cash Provided by Financing Activities	-	-	65,000

Increase (Decrease) in Cash	(124)	(444)	2,633

Cash and Cash Equivalents, Beginning of Period	2,757	3,201	-

Cash and Cash Equivalents, End of Period	$2,633	$2,757	$2,633

Supplemental Cash Flow Information:

Stock issued for services	$-	$-	$20,000
Issuance of stock in settlement of debt	$8,000	$-	$8,000

Cash Paid For:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Globalwise Investments, Inc.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2007 and 2006

NOTE 1 - Summary of Significant Accounting Policies

a.

Organization & Consolidation Policy

Globalwise Investments, Inc.  (the Company), a Nevada corporation, was incorporated October 3, 1997.   The Company was organized for the purpose of engaging in the confectionary vending machine business.  It is currently inactive.

b.

Recognition of Revenue

The Company has adopted the provisions of SEC Staff Accounting Bulletin No. 104, REVENUE RECOGNITION IN FINANCIAL STATEMENTS )”SAB 104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.  SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies.  In general, the Company recognizes revenue related to monthly services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collect ability is reasonably assured.

c.

Loss Per Share

	Loss (Numerator)	Shares (Denominator)	Per Share Amount
For the year ended December 31, 2007:
Basic EPS Loss to common stockholders	$ (10,124)	802,000	$ (0.01)
For the year ended December 31, 2006:
Basic EPS Loss to common stockholders	$ (9,044)	802,000	$ 0.01)
From inception on October 3, 1997 to December 31, 2007:
Basic EPS Loss to common stockholders	$ (85,306)	719,667	$ (0.012)

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

December 31, 2007 and 2006

NOTE 1 - Summary of Significant Accounting Policies (continued)

e.

Provision for Income Taxes

No provision for income taxes have been recorded due to net operating loss carryforwards totaling  $85,306 that will be offset against future taxable income.  These NOL carryforwards begin to expire in the year 2018.  No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

Deferred tax asset and the valuation account is as follows at December 31, 2007 and 2006:

	December 31,
	2007	2006
Deferred tax asset: NOL carryforward	$ 29,004	$ 25,562
Valuation allowance	(29,004)	(25,562)
	$ -	$ -

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

December 31, 2007 and 2006

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

In July, 2000, the Company issued 48,000 shares of stock for costs and services valued at $20,000.  In 2001 the Company and stockholders elected to cancel stock and the liability was  re-established in the Accounts Payable - related parties section of the balance sheet.

In May, 2007, five stockholders returned 282,500 shares to the treasury, which were subsequently canceled.  The shares were originally issued for cash and the shareholders returned the shares to the Company for no consideration.  This resulted in a reduction of shares issued and outstanding.

In December, 2007, the Company issued 50,000 shares of stock in settlement of debt of $8,000 ($.16 per share).

NOTE 4 - Development Stage Company

The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7.  It is concentrating substantially all of its efforts in raising capital and searching for a business operation with which to merge, or assets to acquire, in order to generate significant operations.

NOTE 5 - Recent Pronouncements

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

Globalwise Investments, Inc.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2007 and 2006

NOTE 5 - Recent Pronouncements (Continued)

In September 2006, the FASB issued SFAS No. 158, “EMPLOYERS’ ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106 AND 132 (R)” (“SFAS 158").  SFAS 158 requires an employer to recognize the funded status of its defined benefit pension and other postretirement plans as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through other comprehensive income.  The funded status of a plan is measured as the difference between plan assets as fair value and the benefit obligation, which is represented by the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other postretirement plans.  SFAS 158 requires the recognition, as a component of other comprehensive income, net of tax, of the gains or losses and prior service costs or credits that arise during the period but are recognized as a component of net periodic benefit cost in accordance with existing accounting principles.

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

In February, 2007, the FASB issued SFAS No. 159, “THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES-INCLUDING AN AMENDMENT OF FASB NO. 115" (“SFAS 159").  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at  fair value.  The

Globalwise Investments, Inc.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2007 and 2006

NOTE 5 - Recent Pronouncements (Continued)

objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.

SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15,2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, providing that the entity also elects to apply the provisions of FASB No. 157, “FAIR VALUE MEASUREMENTS”.  The Company does not presently anticipate that the adoption of SFAS 159 would have any impact on its financial statements.

In December , 2007, the FASB issued SFAS No. 141 (Revised) which replaces SFAS No. 141, “BUSINESS COMBINATIONS”.  The purpose of this Statement [“SFAS 141 (R)] is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  This is accomplished by how the acquiring company recognizes and measures the identifiable assets acquired and liabilities assumed; the goodwill acquired or the gain recognized from a bargain purchase; and determining what information to disclose in the financial statements.

SFAS 141 (R) is effective for fiscal years  beginning on or after December 15, 2008 and is effective the same date as that of related SFAS No. 160.  The Company does not presently anticipate that the adoption of SFAS 141 (R) would have any impact on its financial statements.

In December, 2007, the FASB issued SFAS No. 160 “NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS - AN AMENDMENT OF ARB NO. 51".  The purpose of this Statement (SFAS 160) is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements relating to a minority interest.

SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and is effective the same date as that of SFAS 141 (R).  The Company does not presently anticipate that the adoption of SFAS 160 would have any impact on its financial statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

During the two most recent fiscal years we have not had a change in, or disagreement with, our independent registered public accounting firm.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated to allow timely decisions regarding required disclosure.  Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation he concluded that our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our President is responsible to design or supervise a process to be effected by our board of directors that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The policies and procedures include:

$

maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of  assets,

$

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with  generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and

$

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

For the year ended December 31, 2007, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” issued in 1992, to evaluate the effectiveness of our internal control over financial reporting.  Based upon that framework management has determined that our internal control over financial reporting is effective.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Name	Age	Position Held	Term of Director
Donald R. Mayer	68	President, Director	Nov. 2005 until next annual meeting
Linda L. Perry	63	Secretary/Treasurer, Director	Nov. 2005 until next annual meeting

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  We believe no reports were required to be filed for the year ended December 31, 2007.

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

Committees

We are a smaller reporting company with a small number of directors and officers who have active roles in our operations.   As a result, we do not have a standing nominating committee for directors, nor do we have an audit committee with an audit committee financial expert serving on that committee.  Our entire board of directors, including Mr. Mayer and Mrs. Perry, act as our nominating and audit committee.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officer Compensation

Our President, Donald R. Mayer, did not receive compensation during the past year ended December 31, 2007.  None of our other named executive officers received any cash or non-cash compensation during the past two fiscal years or had outstanding equity awards at year end.  We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our Board of Directors.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

We do not have any securities authorized for issuance under any equity compensation plans.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock by our management and each person or group known by us to own beneficially more than 5% of our outstanding common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 1,139,000 post-split shares of common stock outstanding as of March 5, 2008.

CERTAIN BENEFICIAL OWNERS
Name and address of beneficial owners	Amount and nature of beneficial owner	Percent of class
John Clayton 525 South 300 East Salt Lake City, UT 84111	75,000	6.6
ALPCO 440 East 400 South Salt Lake City, UT 84111	70,000	6.1

MANAGEMENT
Name and address of beneficial owners	Amount and nature of beneficial owner	Percent of class
Donald R. Mayer 2157 S. Lincoln Street Salt Lake City, UT 84106	15,000	1.3
Directors and officers as a group	15,000	1.3

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,

AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

Since the beginning of our past fiscal year we have not engaged in, or propose to engage in, any transactions involving our executive officers, directors, 5% or more stockholders or immediate family members of such persons.

Director Independence

None of our directors are independent directors as defined by NASD Rule 4200(a)(15).

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by our independent registered public accounting firm, Chisholm, Bierwolf & Nilson LLC, Certified Public Accountants, in connection with the audit of our financial statements and other professional services rendered by that accounting firm.

	2007	2006
Audit fees	$ 1,827	$ 1,826
Audit-related fees	0	0
Tax fees	0	0
All other fees	$ 0	$ 0

Audit fees represent the professional services rendered for the audit of our annual financial statements and the accounting firm review of our financial statements included in quarterly reports, along with services normally provided by the firm in connection with statutory and regulatory filings or engagements.  Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

31.1

Principal Executive Officer Certification

31.2

Principal Financial Officer Certification

32.1

Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

GLOBALWISE INVESTMENTS, INC.

By:   /s/  Donald R. Mayer

Donald R. Mayer, President

Date:  March 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/  Donald R. Mayer

Donald R. Mayer

President, Principal Executive Officer,

Principal Financial Officer,

President and Director

Date: March 25, 2008

By:  /s/   Linda L. Perry

Linda L. Perry

Secretary/Treasurer and Director

Date:  March 25, 2008

23