Form 10-Q
period 2008-09-30
GLOBALWISE INVESTMENTS INC
filed 2008-11-07
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes [X]   No [  ]

The number of shares outstanding of the registrant’s common stock as of October 27, 2008, was 1,139,000.

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

8

Item 4T.Controls and Procedures

8

PART II – OTHER INFORMATION

Item 6.  Exhibits

8

Signatures

9

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2008 and 2007 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the nine month period ended September 30, 2008, are not necessarily indicative of results to be expected for any subsequent period.

Globalwise Investments, Inc.

(A Development Stage Company)

Financial Statements

September 30, 2008

Globalwise Investments, Inc.
(A Development Stage Company)
Balance Sheets

	September 30		December 31
	2008		2007
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash	$590	`$	2,633
Total Current Assets	590		2,633

TOTAL ASSETS	$590		$2,633

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable	$54,995		$51,595
Total Current Liabilities	54,995		51,595

Total Liabilities	54,995		51,595

STOCKHOLDERS' DEFICIT

Common Stock, $.001 par value; 50,000,000 shares
authorized; 1,139,000 shares issued and outstanding	1,139		1,139

Additional paid in Capital	35,205		35,205

Deficit Accumulated During the Development Stage	(90,749)		(85,306)

Total Stockholders' Deficit	(54,405)		(48,962)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$590		$2,633

The accompanying notes are an integral part of these financial statements.

Globalwise Investments, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)
					From
	For the	For the	For the	For the	Inception on
	three months	three months	nine months	nine months	October 3,
	ended	ended	ended	ended	1997 to
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2008	2007	2008	2007	2008

REVENUES	$-	$-	$-	$-	$-

EXPENSES
General & Administrative	1,374	3,989	5,443	9,262	90,749

TOTAL EXPENSES	1,374	3,989	5,443	9,262	90,749

Net Operating Loss	(1,374)	(3,989)	(5,443)	(9,262)	(90,749)

LOSS BEFORE TAXES	(1,374)	(3,989)	(5,443)	(9,262)	(90,749)

TAXES	-	-	-	-	-

NET LOSS	$(1,374)	$(3,989)	$(5,443)	$(9,262)	$(90,749)

NET LOSS PER SHARE	$-	$-	$(0.01)	$(0.01)

WEIGHTED AVERAGE
SHARES OUTSTANDING	1,139,000	1,604,000	1,139,000	1,604,000

The accompanying notes are an integral part of these financial statements

Globalwise Investments, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			From
			Inception on
			October 3,
	For the nine months ended		1997 Through
	September 30,		September 30,
	2008	2007	2008

Cash Flows from Operating Activities
Net Loss	$(5,443)	$(9,262)	$(90,749)
Adjustment to reconcile net (loss) to cash provided
(used) by operating activities:
Capital contributions - expenses	-	-	6,550
Changes in assets and liabilities:
Increase in inventory	-	-	(21,744)
Increase in Accounts Payable & Accrued Expenses	3,400	9,700	63,594

Net Cash Provided (Used) by Operating Activities	(2,043)	438	(42,349)

Cash Flows from Investing Activities
Purchase of equipment	-	-	(20,530)
Loss of cash in spin-off	-	-	(1,531)

Net Cash Provided (Used) by Investing Activities	-	-	(22,061)

Cash Flows from Financing Activities
Proceeds from stock issuance	-	-	65,000
Loan Proceeds	-	-	-

Net Cash Provided (Used) by Financing Activities	-	-	65,000

Increase (Decrease) in Cash	(2,043)	438	590

Cash and Cash Equivalents at Beginning of Period	2,633	2,757	-

Cash and Cash Equivalents at End of Period	$590	$3,195	$590

Supplemental Cash Flow Information:

Stock issued for services	$-	$-	$-

Cash Paid For:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Globalwise Investments, Inc.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2008

GENERAL

Globalwise Investments, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2008,  since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-K for the twelve months ended December 31, 2007.

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

Financial Condition

We have had recurring operating losses for the past two fiscal years and, historically, we have relied on loans to meet our cash requirements.  In the short term, we intend to rely on equity or debt transactions with third parties and/or related parties to provide additional capital. We may repay this debt with cash, if available, or may convert the debt into common stock.  We also may issue common stock for services rendered to us.

At September 30, 2008 we had cash of $590 and total liabilities of $54,995.  The majority of our expenses are related to the preparation of our periodic reports under the Exchange Act.  These expenses include legal, accounting and professional services and costs required to prepare and file our reports with the SEC.  We are unable to pay cash for these services and we will need to raise additional funds during the next twelve months.

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

Management determined that there were no changes made in our internal control over financial reporting during the third quarter of our 2008 fiscal year that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

GLOBALWISE INVESTMENTS, INC. By: /s/ Donald R.Mayer Donald R. Mayer President and Director Principal Financial Officer	Date: November 7, 2008

9