Form 10-Q
period 2010-06-30
GLOBALWISE INVESTMENTS INC
filed 2010-08-13
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Yes [X]   No [  ]

The number of shares outstanding of the registrant’s common stock as July 28, 2010 was 1,139,000.

TABLE OF CONTENTS

 PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Balance Sheets

3

Statements of Operations

4

Statements of Cash Flows

5

Notes to the Financial Statements

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

8

Item 4.  Controls and Procedures

8

PART II – OTHER INFORMATION

Item 6.  Exhibits

9

Signatures

9

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2010 and 2009 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the six month period ended June 30, 2010, are not necessarily indicative of results to be expected for any subsequent period.

GLOBALWISE INVESTMENTS, INC.

(A Development Stage Company)

Financial Statements

June 30, 2010

Globalwise Investments, Inc.
(A Development Stage Company)
Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$ 5,254	$ 305
Total Current Assets	5,254	305

TOTAL ASSETS	$ 5,254	$ 305

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 68,995	$ 59,995
Total Current Liabilities	68,995	59,995
Total Liabilities	68,995	59,995

STOCKHOLDERS' DEFICIT
Common Stock, $.001 par value; 50,000,000 shares
authorized; 1,139,000 shares issued and outstanding	1,139	1,139
Additional paid in Capital	35,205	35,205
Deficit Accumulated During the Development Stage	(100,085)	(96,034)
Total Stockholders' Deficit	(63,741)	(59,690)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 5,254	$ 305

The accompanying notes are an integral part of these financial statements

Globalwise Investments, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)
					From
					Inception on
	For the three months ended		For the six months ended		October 3, 1997
	June 30,		June 30,		to June 30,
	2010	2009	2010	2009	2010

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
General and administrative	775	977	4,051	3,269	100,085

TOTAL EXPENSES	775	977	4,051	3,269	100,085

Net Operating Loss	(775)	(977)	(4,051)	(3,269)	(100,085)

LOSS BEFORE TAXES	(775)	(977)	(4,051)	(3,269)	(100,085)

TAXES	-	-	-	-	-

NET LOSS	$ (775)	$ (977)	$ (4,051)	$ (3,269)	$ (100,085)

NET LOSS PER SHARE	$ -	$ -	$ -	$ -

WEIGHTED AVERAGE SHARES
OUTSTANDING	1,139,000	1,604,000	1,139,000	1,604,000

The accompanying notes are an integral part of these financial statements

Globalwise Investments, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			From
			Inception on
			October 3,
	For the six months ended		1997 through
	June 30,		June 30,
	2010	2009	2010
Cash Flows from Operating Activities
Net Loss	$ (4,051)	$ (3,269)	$ (100,085)
Adjustment to reconcile net loss to cash provided
(used) by operating activities:
Capital contributions - expenses	-	-	6,550
Changes in assets and liabilities:
Increase in inventory	-	-	(21,744)
Increase in Accounts Payable & Accrued Expenses	9,000	5,000	77,594

Net Cash Provided (Used) by Operating Activities	4,949	1,731	(37,685)

Cash Flows from Investing Activities
Purchase of equipment	-	-	(20,530)
Loss of cash in spin-off	-	-	(1,531)

Net Cash Used by Investing Activities	-	-	(22,061)

Cash Flows from Financing Activities
Proceeds from stock issuance	-	-	65,000

Net Cash Provided by Financing Activities	-	-	65,000

Increase (Decrease) in Cash	4,949	1,731	5,254

Cash and Cash Equivalents at Beginning of Period	305	128	-

Cash and Cash Equivalents at End of Period	$ 5,254	$ 1,859	$ 5,254

Supplemental Cash Flow Information:
Stock issued for services	$ -	$ -	$ 20,000
Issuance of stock in settlement of debt	$ -	$ -	$ 8,000

Cash Paid For:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

Globalwise Investments, Inc.

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2010

NOTE 1 -

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its December 31, 2009 Annual Report on Form 10-K.  Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

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

Financial Condition

We are a development stage company and have not recorded revenues for the past two fiscal years.  At June 30, 2010, we had $5,254 in cash and had total liabilities of $68,995 and we are dependent upon financing to continue basic operations.  Management intends to rely upon advances or loans from management or significant stockholders to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future.  These factors raise doubt as to our ability to continue as a going concern.  Our plan is to combine with an operating company to generate revenue.

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

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings.  In the event of a merger or acquisition with this type of company, we will be subject to numerous risks inherent in the business and operations of a financially unstable and early stage or potential emerging growth company.  In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the second quarter of our 2010 fiscal year that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

GLOBALWISE INVESTMENTS, INC. By: /s/ Donald R. Mayer Donald R. Mayer President and Director Principal Financial Officer	Date: August 12, 2010

9