Form 10-Q
period 2011-06-30
GLOBALWISE INVESTMENTS INC
filed 2011-08-02
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes [X]   No [  ]

The number of shares outstanding of the registrant’s common stock as July 19, 2011 was 1,139,000.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and

              Results of Operations

7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

8

Item 4.  Controls and Procedures

9

PART II – OTHER INFORMATION

Item 6.  Exhibits

9

Signatures

10

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GLOBALWISE INVESTMENTS, INC.

(A Development Stage Company)

Financial Statements

June 30, 2011

Globalwise Investments, Inc.

 (A Development Stage Company)

  Condensed Balance Sheets

(Unaudited)

	JUN 30, 2011	DEC 31, 2010

ASSETS
CURRENT ASSETS
Cash	$2,573	$1,318
Total current assets	2,573	1,318

TOTAL ASSETS	$2,573	$1,318

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$--	$31,270
Advances	--	36,000
Loans	71,995	--
Accrued interest	2,885	--
Total current liabilities	74,880	67,270
Total liabilities	74,880	67,270
STOCKHOLDERS' EQUITY
Common stock, $.001 par value; 50,000,000 shares authorized; 1,139,000 shares issued and outstanding	1,139	1,139
Additional paid in capital	35,205	35,205
Deficit accumulated during the development stage	(108,651)	(102,296)
Total stockholders' equity	(72,307)	(65,952)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,573	$1,318

[

The accompanying notes are an integral part of these financial statements

Globalwise Investments, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	THREE MONTHS ENDED JUN 30, 2011	THREE MONTHS ENDED JUN 30, 2010	SIX MONTHS ENDED JUN 30, 2011	SIX MONTHS ENDED JUN 30, 2010	INCEPTION ON OCT 3, 1997 TO JUN 30, 2011

Revenues	$0	$0	$0	$0	$0

Expenses
General and administrative	677	775	3,470	4,051	105,766
Total expenses	677	775	3,470	4,051	105,766

Operating loss	(677)	(775)	(3,470)	(4,051)	(105,766)

Other Income (expense)
Interest expense	(1,440)	--	(2,885)	--	(2,885)
Total income {expense)	(1,440)	--	(2,885)	--	(2,885)

Loss from operations before income taxes	(2,117)	(775)	(6,355)	(4,051)	(108,651)

Income taxes	0	0	0	0	0

Net loss	$(2,117)	$(775)	$(6,355)	$(4,051)	$(108,651)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding	1,139,000	1,139,000	1,139,000	1,139,000

The accompanying notes are an integral part of these financial statements

Globalwise Investments, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	SIX MONTHS ENDED JUN 30, 2011	SIX MONTHS ENDED JUN 30, 2010	INCEPTION ON OCT 3, 1997 TO JUN 30, 2011

Cash Flows from Operating Activities
Net loss	$(6,355)	$(4,051)	$(108,651)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Capital contributions - expenses	--	--	6,550
Changes in assets and inventory
Increase in inventory	--	--	(21,744)
Increase (decrease) in accounts payable and accrued expenses	(275)	2,000	39,594
Increase in accrued interest	2,885	--	2,885
Net cash provided (used) by operating activities	(3,745)	(2,051)	(81,366)

Cash Flows from Investing Activities
Purchase of equipment	--	--	(20,530)
Loss of cash in spin-off	--	--	(1,531)
Net cash used by investing activities	--	--	(22,061)

Cash Flows from Financing Activities
Proceeds from stock issuance	--	--	65,000
Proceeds from advances and loans	5,000	7,000	41,000
Net cash provided by financing activities	5,000	7,000	106,000

Increase (decrease) in cash	1,255	4,949	2,573

Cash and cash equivalents, beginning of period	1,318	305	--

Cash and cash equivalents, end of period	$2,573	$5,254	$2,573

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

Non-Cash Investing and Financing Activities
Converted accounts payable and advances into loans	$66,995	$--	$66,995
Issuance of stock in settlement of debt	$--	$--	$8,000

The accompanying notes are an integral part of these financial statements

Globalwise Investments, Inc.

(A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements

June 30, 2011

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended June 30, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements as reported in its Form 10-K.  The results of operations for the period ended June 30, 2011 are not necessarily indicative of the operating results for the full year ended December 31, 2011.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a development stage company that has not recorded revenues for the past two fiscal years.  At June 30, 2011 we had $2,573 in cash and total liabilities of $74,880.  We are dependent upon financing to continue basic operations.  Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future.  These factors raise doubt as to our ability to continue as a going concern.  Our plan is to combine with an operating company to generate revenue.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception.  We have not established an ongoing source of revenue sufficient to cover our operating costs.  We have relied upon advances of $5,000 from third parties during the six month period ended June 30, 2011 (“2011 six month period”) to finance our operations.  We intend to obtain capital from management, significant stockholders and/or third parties to cover minimal operations; however, there is no assurance that additional funding will be available.  Our ability to continue as a going concern during the long term is dependent upon our ability to find a suitable business opportunity and acquire or enter into a merger with such company.  The type of business opportunity with which we acquire or merge will affect our profitability for the long term.

During the next 12 months we anticipate incurring additional costs related to the filing of Exchange Act reports.  We believe we will be able to meet these costs through funds provided by management, significant stockholders and/or third parties.  We may also rely on the issuance of our common stock in lieu of cash to convert debt or pay for expenses or services.

Results of Operations

We had no revenues during the 2011 and 2010 six month and three month periods ended June 30.  General and administrative expense decreased from $4,051 for the 2010 six month period to $3,470 for the 2011 six month period primarily as a result of lower audit fees.  Accordingly, general and administrative expense decreased from $775 for the 2010 second quarter to $677 for the 2011 second quarter.  We recorded interest expense of $2,885 in the 2011 six month period and $1,440 for the 2011 second quarter due to the conversion of a portion of our current liabilities to loans.   As a result of the interest expense, our net loss increased for the 2011 six month and second quarter periods as compared to the 2010 periods.

Obligations

At December 31, 2010 we recorded $66,995 in current liabilities for services received, as well as cash advances received from unrelated parties.  Management intended to issue common stock to convert the amount owed to these third parties; however, it was subsequently determined that it was not in the best interests of all parties to issue stock for the advances and, therefore, the parties agreed that these liabilities would be treated as loans effective January 1, 2011.  The loans are non-collateralized, carry interest at 8% and are due on demand.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated to allow our management to make timely decisions regarding required disclosure.  Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and he determined that our disclosure controls and procedures were ineffective due to a control deficiency.  During the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.  Due to the size and operations of the Company we are unable to remediate this deficiency until we acquire or merge with another company.

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the second quarter of our 2011 fiscal year that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS

Part I Exhibits

No.	Description
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification

Part II Exhibits

No.	Description
3(i)	Articles of Incorporation, as amended (Incorporated by reference to exhibit 3.1 to Form 10-QSB, filed October 11, 2001)
3(i)(a)	Certificate of Correction, effective May 22, 2007 (Incorporated by reference to exhibit 3.1 to Form 8-K, filed June 17, 2007)
3(ii)	Bylaws of Globalwise (Incorporated by reference to exhibit 3.3 to Form 10-SB, filed October 2, 2000)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document

Part II Exhibits - continued

No.	Description
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.CAL	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 2011	GLOBALWISE INVESTMENTS, INC. By /s/ Donald R. Mayer Donald R. Mayer President and Director Principal Financial Officer

10