Form 10-Q
period 2011-09-30
GLOBALWISE INVESTMENTS INC
filed 2011-11-02
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes [X]   No [  ]

The number of shares outstanding of the registrant’s common stock as October 27, 2011 was 1,139,000.

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

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

9

Item 4.  Controls and Procedures

9

PART II – OTHER INFORMATION

Item 6.  Exhibits

9

Signatures

10

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GLOBALWISE INVESTMENTS, INC.

(A Development Stage Company)

Financial Statements

September 30, 2011

Globalwise Investments, Inc.

 (A Development Stage Company)

  Condensed Balance Sheets

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS
Cash	$1,321	$1,318
Total current assets	1,321	1,318

TOTAL ASSETS	$1,321	$1,318

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$0	$31,270
Advances	0	36,000
Loans	71,995	0
Accrued interest	4,325	0
Total current liabilities	76,320	67,270
Total liabilities	76,320	67,270
STOCKHOLDERS' EQUITY
Common stock, $.001 par value; 50,000,000 shares authorized; 1,139,000 shares issued and outstanding	1,139	1,139
Additional paid in capital	35,205	35,205
Deficit accumulated during the development stage	(111,343)	(102,296)
Total stockholders' equity	(74,999)	(65,952)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,321	$1,318

The accompanying notes are an integral part of these financial statements

Globalwise Investments, Inc.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	For the three months ended September 30, 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010	From Inception on October 3, 1997 to September 30, 2011

Revenues	$0	$0	$0	$0	$0

Expenses
General and administrative	1,252	967	4,722	5,018	107,018
Total expenses	1,252	967	4,722	5,018	107,018

Operating loss	(1,252)	(967)	(4,722)	(5,018)	(107,018)

Other Income (expense)
Interest expense	(1,440)	0	(4,325)	0	(4,325)
Total income (expense)	(1,440)	0	(4,325)	0	(4,325)

Loss from operations before income taxes	(2,692)	(967)	(9,047)	(5,018)	(111,343)

Income taxes	0	0	0	0	0

Net loss	$(2,692)	$(967)	$(9,047)	$(5,018)	$(111,343)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding	1,139,000	1,139,000	1,139,000	1,139,000

The accompanying notes are an integral part of these financial statements

Globalwise Investments, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010	From Inception on October 3, 1997 to September 30, 2011

Cash Flows from Operating Activities
Net loss	$(9,047)	$(5,018)	$(111,343)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Capital contributions - expenses	0	0	6,550
Changes in assets and liabilities:
Increase in inventory	0	0	(21,744)
Increase (decrease) in accounts payable and accrued expenses	(275)	1,400	39,594
Increase in accrued interest	4,325	0	4,325
Net cash provided (used) by operating activities	(4,997)	(3,618)	(82,618)

Cash Flows from Investing Activities
Purchase of equipment	0	0	(20,530)
Loss of cash in spin-off	0	0	(1,531)
Net cash used by investing activities	0	0	(22,061)

Cash Flows from Financing Activities
Proceeds from stock issuance	0	0	65,000
Proceeds from advances and loans	5,000	7,000	41,000
Net cash provided by financing activities	5,000	7,000	106,000

Increase (decrease) in cash	3	3,382	1,321

Cash and cash equivalents, beginning of period	1,318	305	0

Cash and cash equivalents, end of period	$1,321	$3,687	$1,321

Supplemental Cash Flow Information:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

Non-Cash Investing and Financing Activities
Converted accounts payable and advances into loans	$66,995	$0	$66,995
Issuance of stock in settlement of debt	$0	$0	$8,000

The accompanying notes are an integral part of these financial statements

Globalwise Investments, Inc.

(A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements

September 30, 2011

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements as reported in its Form 10-K. The results of operations for the period ended September 30, 2011 are not necessarily indicative of the operating results for the full year ended December 31, 2011.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a development stage company that has not recorded revenues for the past two fiscal years.  At September 30, 2011 we had $1,321 in cash and total liabilities of $76,320.  We are dependent upon financing to continue basic operations.  Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future.  These factors raise doubt as to our ability to continue as a going concern.  Our plan is to combine with an operating company to generate revenue.

As of the date of this report, our management is evaluating a potential business combination, but we have not entered into any definitive agreements related to this transaction as of the filing date of this report.   We anticipate that the evaluation of this business opportunity will be complex and extremely risky.  We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to our management.  This due diligence review may be conducted either by our management or by unaffiliated third parties we may engage.  Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination, if any.

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings.  In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Also, any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs.  We have relied upon advances of $5,000 from third parties during the nine month period ended September 30, 2011 (“2011 nine month period”) to finance our operations.  We intend to obtain capital from management, significant stockholders and/or third parties to cover minimal operations; however, there is no assurance that additional funding will be available.  Our ability to continue as a going concern during the long term is dependent upon our ability to find a suitable business opportunity and acquire or enter into a merger with such company.  The type of business opportunity with which we acquire or merge will affect our profitability for the long term.

During the next 12 months we anticipate incurring additional costs related to the filing of Exchange Act reports.  We believe we will be able to meet these costs through funds provided by management, significant stockholders and/or third parties.  We may also rely on the issuance of our common stock in lieu of cash to convert debt or pay for expenses or services.

Results of Operations

We had no revenues during the 2011 and 2010 three and nine month periods ended September 30.  General and administrative expense decreased from $5,018 for the 2010 nine month period to $4,722 for the 2011 nine month period.  General and administrative expense increased from $967 for the 2010 third quarter to $1,252 for the 2011 third quarter primarily due to increased expenses related to filing XBRL files with our prior periodic report.  The increased periodic filing costs will likely continue in the short term.  We recorded interest expense of $4,325 in the 2011 nine month period and $1,440 in the 2011 third quarter due to the conversion of a portion of our current liabilities to loans in 2011.  The increase in interest expense and periodic report filing costs increased our net loss for the 2011 periods as compared to the 2010 periods

Obligations

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the third quarter of our 2011 fiscal year that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS

Part I Exhibits

No.	Description
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification

Part II Exhibits

No.	Description
3(i)	Articles of Incorporation, as amended (Incorporated by reference to exhibit 3.1 to Form 10-QSB, filed October 11, 2001)
3(i)(a)	Certificate of Correction, effective May 22, 2007 (Incorporated by reference to exhibit 3.1 to Form 8-K, filed June 17, 2007)
3(ii)	Bylaws of Globalwise (Incorporated by reference to exhibit 3.3 to Form 10-SB, filed October 2, 2000)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 31, 2011	GLOBALWISE INVESTMENTS, INC. By /s/Donald R. Mayer__________________ Donald R. Mayer President and Director Principal Financial Officer

10