Form 10-K
period 2011-12-31
GLOBALWISE INVESTMENTS INC
filed 2012-01-31
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2011

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

The number of shares outstanding of the registrant’s common stock as of January 12, 2012 was 4,556,000.

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART I

Item 1.  Business

3

Item 1A.  Risk Factors

8

Item 2.  Properties

8

Item 3.  Legal Proceedings

9

Item 4.  [Reserved]

9

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters

               and Issuer Purchases of Equity Securities

9

Item 6.  Selected Financial Data

10

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations         10

Item 8.  Financial Statements and Supplementary Data

12

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure        23

Item 9A.  Controls and Procedures

23

Item 9B.  Other Information

24

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

24

Item 11.  Executive Compensation

25

Item 12.  Security Ownership of Certain Beneficial Owners and Management

                and Related Stockholder Matters

25

Item 13.  Certain Relationships and Related Transactions, and Director Independence

26

Item 14.  Principal Accounting Fees and Services

26

PART IV

Item 15.  Exhibits, Financial Statement Schedules

27

Signatures

28

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

Our Business Plan

Our business plan is to seek, investigate, and, if warranted, acquire an interest in a business opportunity.  Our acquisition of a business opportunity may be made by merger, exchange of stock, or otherwise.  We have very limited sources of capital, and we probably will only be able to take advantage of one business opportunity.  As of the date of this filing management is investigating a potential acquisition; however, we have not entered into any definitive agreements related to a transaction as of the filing date of this report.

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

Our business plan is subject to several significant risks which arise primarily as a result of the fact that we have no operating business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without consent, vote, or approval of our stockholders.  We cannot assure you that we will be able to identify and merge with or acquire any business opportunity which will ultimately prove to be beneficial to Globalwise and our stockholders.  Should a merger or acquisition prove unsuccessful, it is possible management may decide not to pursue further acquisition activities and management may abandon our search and we may become dormant or be dissolved.

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

We anticipate that we will rely upon funds provided by advances and/or loans from management, significant stockholders and/or third parties to conduct investigation and analysis of any potential target companies or businesses.  We may also rely upon the issuance of our common stock in lieu of cash payments for services or expenses related to any analysis.  Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable.  We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or other persons associated with the target business seeking our participation.

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

Effect of Existing or Probable Governmental Regulations on Business

The SEC is currently formulating rules and regulations required by the Dodd-Frank Wall Street Reform and Consumer Protection Act that became effective July 21, 2010.  This Act has changed legal requirements for the purchase and sale of securities and has authorized the SEC to propose new regulations to satisfy the requirements of this Act.  As of the date of this report, the SEC is moving forward with new rule proposals and as a reporting company we will be subject to any new regulations promulgated under the Securities Act of 1933 or the Securities Exchange Act of 1934.

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

We are subject to the Securities Exchange Act of 1934 (“Exchange Act”) and are required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the SEC on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K. We are also subject to Section 14(a) of the Exchange Act which requires the Company to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A.  Matters submitted to our stockholders at a special or annual meeting of stockholders or pursuant to a written consent will require us to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14A; preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

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

Research and Development and Environmental Compliance

During the year ended December 31, 2011, we have not spent any funds on research and development.  Nor have we recognized any costs related to compliance with environmental laws.

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

We can give no assurances that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination.  We cannot guarantee that we will be able to negotiate a business combination on favorable terms.  At the date of this filing, we are conduting due diligence realted to a potential business opportunity, but no assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination.

There is currently no trading market for our common stock, and liquidity of shares of our common stock is limited.

Our shares of common stock are not registered under the securities laws of any state or other jurisdiction.  Our common stock is cleared for listing on the OTC Bulletin Board, but is not trading as of the date of this report. Accordingly, there is no public trading market for our common stock.  Further, no public trading market is expected to develop in the foreseeable future unless and until we complete a business combination with an operating business or the Company files and obtains effectiveness of a registration statement under the Securities Act.  Therefore, outstanding shares of common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations.  Stockholders may rely on the exemption from registration provided by Rule 144 of the Securities Act (“Rule 144”), subject to certain restrictions; namely, common stock may not be sold in open market transactions until one year after:

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

On December 20, 2011 we effected a 4-for-1 forward split of our outstanding common stock and our outstanding pre-split common shares of 1,139,000 outstanding on that date were forward split to 4,556,000 shares of common stock.

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

Holders

As of January 12, 2012 we had 33 stockholders of record.

Dividends

We do not anticipate paying dividends on our common stock in the foreseeable future.   The 4-for-1 forward split effected in December 2011 was completed as a dividend and our transfer agent, Standard Registrar & Transfer Co., Inc., adjusted the record books of the Company to reflect the 4-for-1 forward stock split effective as of December 20, 2011.  New certificates will be issued to shareholders in exchange for old certificates in the ordinary course of business.

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a development stage company that has not recorded revenues for the past two fiscal years.  At December 31, 2011, we had $68 cash and had total liabilities of $81,832.  We are dependent upon financing to continue basic operations.  Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future.  These factors raise doubt as to our ability to continue as a going concern.  Our plan is to combine with an operating company to generate revenue.

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

At December 31, 2011, our cash decreased to $68 from $1,318 at December 31, 2010.  Our total liabilities also increased from $67,270 for 2010 to $81,832 for 2011.  The total liabilities represent primarily advances from and accounts payable to third parties.  We did not record revenues in either year.  Accordingly, our net loss increased from 2010 to 2011.

During the next 12 months we anticipate incurring additional costs related to the filing of Exchange Act reports.  We believe we will be able to meet these costs through advances and loans provided by management, significant stockholders or third parties.  We may also rely on the issuance of our common stock in lieu of cash to convert debt or pay for expenses.

Results of Operations

We had no revenues during the years ended December 31, 2010 and 2011.  General and administrative expense increased from $6,262 for 2010 to $10,149 for 2011 and reflects increased SEC reporting costs related to an additional audit and the filing of an amendment to our 2010 Form 10-K, along with additional costs related to including interactive data files with our periodic reports.  We recorded interest expense of $5,663 in 2011 due to the conversion of a portion of our current liabilities to loans in January 2011.  The increase in interest expense and periodic report filing costs increased our net loss for 2011 as compared to 2010.

Obligations

The Company has recorded $71,995 in current notes payable for services rendered, as well as cash advances received from unrelated parties.  Management intended to issue common stock to convert the amount owed to these third parties; however, it was subsequently determined that it was not in the best interests of all parties to issue stock for the advances and, therefore, the parties have agreed that these liabilities are treated as loans effective January 1, 2011.  The loans are non-collateralized, carry interest at 8% and are due on demand.

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

December 31, 2011 and 2010

INDEX

Report of Independent Registered Public Accounting Firm

13

Balance Sheets

14

Statements of Operations

15

Statements of Stockholders’ Equity

.16

Statements of Cash Flows

17

Notes to the Financial Statements

18

MORRILL & ASSOCIATES, LLC

CERTIFIED PUBLIC ACCOUNTANTS

1448 NORTH 2000 WEST, SUITE 3

CLINTON, UTAH 84015

801-546-9068 PHONE; 801-546-8211 FAX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Globalwise Investments, Inc. (A Development Stage Company)

Salt Lake City, Utah

We have audited the accompanying balance sheets of Globalwise Investments, Inc. (a development stage company) as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from inception on October 3, 1997 through December 31, 2011. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Globalwise Investments, Inc. (a development stage company) as of December 31, 2011 and 2010 and the results of its operations and cash flows for the years then ended and for the period from inception on October 3, 1997 through December 31, 2011 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Morrill & Associates

Morrill & Associates

Clinton, Utah 84015

January 26, 2012

Globalwise Investments, Inc.
(A Development Stage Company)
Balance Sheets
(Audited)

ASSETS
	December 31,	December 31,
	2011	2010

CURRENT ASSETS

Cash	$ 68	$ 1,318
Total Current Assets	68	1,318

TOTAL ASSETS	$ 68	$ 1,318

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable	$ 4,174	$ 31,270
Advances	-	36,000
Notes Payable	71,995	-
Accrued Interest	5,663	-
Total Current Liabilities	81,832	67,270

Total Liabilities	81,832	67,270

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 50,000,000 shares authorized; 4,556,000 shares issued and outstanding	4,556	4,556

Additional Paid in Capital	31,788	31,788

Deficit Accumulated During the Development Stage	(118,108)	(102,296)

Total Stockholders' Equity	(81,764)	(65,952)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 68	$ 1,318

The accompanying notes are an integral part of these financial statements.

Globalwise Investments, Inc.
(A Development Stage Company)
Statements of Operations
(Audited)

			From Inception on
	For the years ended December 31,		October 3, 1997
	2011	2010	to December 31, 2011

REVENUES	$ -	$ -	$ -

EXPENSES
General & Administrative	10,149	6,262	112,445

TOTAL EXPENSES	10,149	6,262	112,445

Net Loss Before Other Expense	(10,149)	(6,262)	(112,445)

OTHER INCOME (EXPENSE)

Interest Expense	5,663	-	5,663

Total Other Income (Expense)	(5,663)	-	(5,663)

LOSS FROM OPERATIONS
BEFORE INCOME TAXES	(15,812)	(6,262)	(118,108)

INCOME TAXES	-	-	-

NET LOSS	$ (15,812)	$ (6,262)	$ (118,108)

BASIC AND DILUTED NET LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE SHARES
OUTSTANDING	4,556,000	4,556,000

The accompanying notes are an integral part of these financial statements.

Globalwise Investments, Inc.
(A Development Stage Company)
Statements of Stockholders' Equity
From Inception on October 3, 1997 through December 31, 2011

			Additional	Deficit Accumulated
	Common Stock		Paid-in	During the
	Shares	Amount	Capital	Development Stage

Balance, October 3, 1997	-	$ -	$ -	$ -
Shares issued for equipment at $0.008 per share	2,400,000	2,400	16,700	-
Net (loss) for the year ended December 31, 1997	-	-	-	-
Balance - December 31, 1997	2,400,000	2,400	16,700	-
Capital Contributions	-	-	550	-
Net (loss) for the year ended December 31, 1998	-	-	-	(550)
Balance - December 31, 1998	2,400,000	2,400	17,250	(550)
Shares issued for cash at $0.012 per share	5,216,000	5,216	59,784	-
Capital Contributions	-	-	6,000	-
Net (loss) for the year ended December 31, 1999	-	-	-	(27,794)
Balance - December 31, 1999	7,616,000	7,616	83,034	(28,344)
Cancellation of shares in connection with spin-off
of Assets and Liabilities of the Company	(1,200,000)	(1,200)	(61,106)	-
Shares issued for services at $.03125 per share	160,000	160	4,840	-
Shares issued for services at $.06700 per share	224,000	224	14,776	-
Net (loss) for the year ended December 31, 2000	-	-	-	(21,345)
Balance - December 31, 2000	6,800,000	6,800	41,544	(49,689)
Cancellation of shares issued for services in 2000	(384,000)	(384)	(19,616)	-
Net (loss) for the year ended December 31, 2001	-	-	-	-
Balance - December 31, 2001	6,416,000	6,416	21,928	(49,689)
Net (loss) for the year ended December 31, 2002	-	-	-	(5,000)
Balance - December 31, 2002	6,416,000	6,416	21,928	(54,689)
Net (loss) for the year ended December 31, 2003	-	-	-	-
Balance - December 31, 2003	6,416,000	6,416	21,928	(54,689)
Net (loss) for the year ended December 31, 2004	-	-	-	(2,104)
Balance - December 31, 2004	6,416,000	6,416	21,928	(56,793)
Net (loss) for the year ended December 31, 2005	-	-	-	(9,345)
Balance - December 31, 2005	6,416,000	6,416	21,928	(66,138)
Net (loss) for the year ended December 31, 2006	-	-	-	(9,044)
Balance - December 31, 2006	6,416,000	6,416	21,928	(75,182)
Shares canceled and returned to treasury	(2,260,000)	(2,260)	2,260	-
Issuance of shares in settlement of debt	400,000	400	7,600	-
Net (loss) for the year ended December 31, 2007	-	-	-	(10,124)
Balance - December 31, 2007	4,556,000	4,556	31,788	(85,306)
Net (loss) for the year ended December 31, 2008	-	-	-	(5,905)
Balance - December 31, 2008	4,556,000	4,556	31,788	(91,211)
Net (loss) for the year ended December 31, 2009	-	-	-	(4,823)
Balance - December 31, 2009	4,556,000	4,556	31,788	(96,034)
Net (loss) for the year ended December 31, 2010	-	-	-	(6,262)
Balance - December 31, 2010	4,556,000	4,556	31,788	(102,296)
Net (loss) for the year ended December 31, 2011	-	-	-	(15,812)
Balance - December 31, 2011	4,556,000	$4,556	$ 31,788	$ (118,108)

The accompanying notes are an integral part of these financial statements.

Globalwise Investments, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Audited)
			From Inception on
	For the years ended		October 3, 1997
	December 31,		Through
	2011	2010	December 31, 2011
Cash Flows from Operating Activities

Net Loss	$(15,812)	$ (6,262)	$ (118,108)
Adjustment to reconcile net loss to cash provided
(used) by operating activities:
Capital contributions - expenses	-	-	6,550
Changes in assets and liabilities:
Increase in inventory	-	-	(21,744)
Increase (decrease) in accounts payable	3,899	275	43,768
Increase in accrued interest	5,663	-	5,663

Net Cash Provided (Used) by Operating Activities	(6,250)	(5,987)	(83,871)

Cash Flows from Investing Activities
Purchase of equipment	-	-	(20,530)
Loss of cash in spin-off	-	-	(1,531)

Net Cash Used by Investing Activities	-	-	(22,061)

Cash Flows from Financing Activities
Proceeds from stock issuance	-	-	65,000
Proceeds from advances and notes payable	5,000	7,000	41,000

Net Cash Provided by Financing Activities	5,000	7,000	106,000

Increase (Decrease) in Cash	(1,250)	1,013	68

Cash and Cash Equivalents, Beginning of Period	1,318	305	-

Cash and Cash Equivalents, End of Period	$ 68	$ 1,318	$ 68

Supplemental Cash Flow Information:
Cash Paid For:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

Non-cash Investing and Financing Activities:
Converted accounts payable and advances into loans	$ 71,995	$ -	$ 71,995
Issuance of stock in settlement of debt	$ -	$ -	$ 8,000

The accompanying notes are an integral part of these financial statements.

Globalwise Investments, Inc.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2011 and 2010

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

d.

Fair Value of Notes Payable

It is not practicable to estimate the fair value of notes payable because there is no established market for these loans and it is inappropriate to estimate future cash flows, which are largely dependent on the Company establishing or acquiring operations at some future point.  No financial instruments are held for trading purposes.

e.

Reclassification

Certain amounts in prior-year financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements.

f.

Earnings Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

	For the Years Ended December 31,
	2011	2010
Net Loss (numerator)	$ (15,812)	$ (6,262)
Weighted Average Number of Shares Outstanding (denominator)	4,556,000	4,556,000
Basic Loss per Common Share	$ (0.00)	$ (0.00)

For the years ended December 31, 2011 and 2010, the Company had no potentially dilutive common stock equivalents issued.

Globalwise Investments, Inc.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2011 and 2010

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

NOTE 3 - Income Taxes

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10 (Prior authoritative literature: Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48). FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

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

Deferred tax assets and the valuation account are as follows:

	For the Years Ended December 31,
	2011	2010

Net operating loss carryforward	$ 40,157	$ 34,780
Valuation allowance	(40,157)	(34,780)
Deferred tax asset	$ 0	$ 0

The change in the valuation allowance was $ 5,377 during the year ended December 31, 2011.

Globalwise Investments, Inc.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2011 and 2010

NOTE 3 - Income Taxes (Continued)

The components of income tax expense are as follows:

	For the Years Ended December 31,
	2011	2010
Current Federal tax	$ -	$ -
Current State tax	-	-
Change in NOL benefit	5,377	2,129
Change in valuation allowance	(5,377)	(2,129)
	$ -	$ -

The Company has adopted FASB ASC 740-10 to account for income taxes. The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of $118,108 and $102,296 as of December 31, 2011 and December 31, 2010, respectively, which may be offset against future taxable income through 2029. No tax benefit has been reported in the financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

For the Years Ended December 31,
	2011	2010
Beginning Balance	$ -	$ -
Additions based on tax positions related to current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Reductions in benefit due to income tax expense	-	-
Ending Balance	$ -	$ -

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2011 and 2010, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2010, 2009 and 2008.

Globalwise Investments, Inc.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2011 and 2010

NOTE 4 - Accounts Payable and Advances

The Company had recorded liabilities of $71,995 for services received, as well as cash advances received from unrelated parties, as accounts payable as it was the intent of management and the counter parties to issue common stock of the Company at some future date for the amounts received.  However, it was subsequently determined that it was not in the best interests of the parties to issue stock for the advances and, therefore, the parties have agreed that these amounts were converted to notes payable effective January 1, 2011, bearing interest at 8% and due on demand.

NOTE 5 - Capitalization

In 1997 the Company issued 2,400,000 shares of common stock for equipment valued at $19,100.

In 1998 the Company received a cash contribution in the amount of $550.  No shares were issued for this contribution.

In 1999 the Company issued 5,216,000 shares of common stock for cash of $65,000 ($.01246 per share).  It also received contributions in the amount of $6,000 for which no shares were issued.

In March, 2000, the Company exchanged all of its assets and liabilities for 1,200,000 shares of its previously issued common stock.  The shares were subsequently canceled.

In July 2000, the Company issued 384,000 shares of common stock for costs and services valued at $20,000.  In 2001 the Company and stockholders elected to cancel the stock and the liability was re-established in the Accounts Payable section of the balance sheet.

In May 2007, five stockholders returned 2,260,000 shares of common stock to the treasury, which were subsequently canceled.  The shares were originally issued for cash and the shareholders returned the shares to the Company for no consideration.

In December 2007, the Company issued 400,000 shares of common stock in settlement of debt of $8,000 ($.02 per share).

NOTE 6 – Common Stock Forward Split

The Board of Directors approved a 2-for-1 forward stock split which became effective February 19, 2008.  Customary notification of the forward split was provided to the OTC Bulletin Board and it effected the split on February 19, 2008.  The financial statements for all periods presented have been restated to reflect this stock split.

The Board of Directors approved a 4-for-1 forward stock split which became effective December 20, 2011. Customary notification of the forward split was provided to the OTC Bulletin Board and the financial statements for all periods presented have been retroactively restated to reflect this stock split.

NOTE 7 - Development Stage Company

The Company has no significant operations and is considered a development stage company. It is concentrating substantially all of its efforts in raising capital and searching for a business operation with which to merge, or assets to acquire, in order to generate significant operations.

Globalwise Investments, Inc.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2011 and 2010

NOTE 8 – Fair Value of Financial Instruments

On January 1, 2008 the Company adopted FASB ASC 820-10-50, “Fair Value Measurements”.  This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures.  The three levels are defined as follows:

•

Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 inputs the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•

Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

NOTE 9 – Subsequent Events

We have evaluated events occurring after the date of our accompanying balance sheets through the date the financial statements were available to be issued and we did not identify any material subsequent events requiring adjustment to our accompanying financial statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

As reported in our Current Report on Form 8-K, filed October 15, 2010, we dismissed our former auditing firm Chisholm, Bierwolf, Nilson & Morrill, LLC on October 8, 2010 and then on October 12, 2010 we engaged Michael J. Larsen, Certified Public Accountant, as our independent public registered accounting firm.

On April 8, 2011 the Public Company Accounting Oversight Board (“PCAOB”) revoked the registration of Chisholm, Bierwolf, Nilson & Morrill, LLC.  The PCAOB stated that the revocation was based upon Chisholm Bierwolf and certain firm members’violation of PCAOB rules, quality control standards and auditing standards in connection with the audits of three issuer clients between 2006 and 2007 and two issuer clients between 2007 and 2008.  We were not one of the issuers of these audits.  Accordingly, the Company may not include the audit reports or consents of Chisholm, Bierwolf in our filings with the Securities and Exchange Commission.

As reported in our Current Report on Form 8-K, filed November 30, 2011, we dismissed Michael J. Larsen on November 23, 2011 and then engaged Morrill & Associates, LLC, Certified Public Accountants, as our independent registered accounting firm on November 28, 2011.

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

For the year ended December 31, 2011, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting.  Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Term of Director
Donald R. Mayer	72	Director and President	Nov. 2005 until next annual meeting
Linda L. Perry	67	Director and Secretary/Treasurer	Nov. 2005 until next annual meeting

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  We believe no reports were required to be filed for the year ended December 31, 2011.

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer, Donald R. Mayer, did not receive compensation during the past year ended December 31, 2011.  None of our named executive officers received any cash or non-cash compensation during the past two fiscal years or had outstanding equity awards at year end.  We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

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

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock by our management and each person or group known by us to own beneficially more than 5% of our outstanding common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 4,556,000 post-split shares of common stock outstanding as of January 12, 2011.

CERTAIN BENEFICIAL OWNERS
Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
ALPCO 440 East 400 South Salt Lake City, UT 84111	240,000	5.27
John S. Clayton 525 South 300 East Salt Lake City, UT 84111	300,000	6.6

MANAGEMENT
Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Donald R. Mayer	60,000	1.3
Directors and officers as a group	60,000	1.3

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees billed by our accounting firm, Morrill & Associates, LLC, Certified Public Accountants, in connection with the audit of our financial statements and other professional services for each of the last two fiscal years.

	2010	2011
Audit fees	$ 3,500	$ 3,000
Audit-related fees	0	0
Tax fees	0	0
All other fees	$ 0	$ 0

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)

Financial Statements

The audited financial statements of Globalwise Investments, Inc. are included in this report under Item 8 on pages 12 through 21.

(a)(2) Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3)

Exhibits

The following documents have been filed as part of this report.

No.	Description
3(i)	Articles of Incorporation, as amended (Incorporated by reference to exhibit 3.1 to Form 10-QSB, filed October 11, 2001)
3(i)(a)	Certificate of Correction, effective May 22, 2007 (Incorporated by reference to exhibit 3.1 to Form 8-K, filed June 17, 2007)
3(ii)	Bylaws of Globalwise (Incorporated by reference to exhibit 3.3 to Form 10-SB, filed October 2, 2000)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(a)(3)

Exhibits - continued

No.	Description
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

GLOBALWISE INVESTMENTS, INC.

By:  /s/ Donald R. Mayer

            Donald R. Mayer, President

Date:  January 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Donald R. Mayer

Donald R. Mayer

Principal Executive Officer,

Principal Financial Officer,

Director and President

Date:   January 30, 2012

By:   /s/ Linda L. Perry

Linda L. Perry

Director and Secretary/Treasurer

Date:   January 30, 2012

28