Form 10-Q
period 2012-03-31
GLOBALWISE INVESTMENTS INC
filed 2012-05-15
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 001-31671

GLOBALWISE INVESTMENTS, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0613716
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2190 Dividend Drive
Columbus, Ohio	43228
(Address of Principal Executive Offices)	(Zip Code)

(614) 388-8909

(Registrant’s telephone number, including area code)

2157 S. Lincoln Street Salt Lake City, Utah, 84106

(Former name and former address, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐  No ☒

As of May 15, 2012, there were 32,590,850 shares of the issuer’s common stock outstanding.

GLOBALWISE INVESTMENTS, INC.

Form 10-Q

March 31, 2012

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

ITEM 1.	Financial Statements.
	Condensed Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011	1
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and 2011 (Unaudited)	2
	Condensed Consolidated Statement of Excess of Liabilities Over Assets (Deficit) and Stockholders’ Deficit for the Three Months Ended March 31, 2012 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011 (Unaudited)	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.	25

ITEM 4.	Controls and Procedures.	25

PART II

OTHER INFORMATION

ITEM 1.	Legal Proceedings.	26

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	26

ITEM 3.	Defaults Upon Senior Securities.	26

ITEM 4.	Mine Safety Disclosures.	26

ITEM 5.	Other Information.	26

ITEM 6.	Exhibits.	26

SIGNATURES		28

Part I Financial Information

Item 1. Financial Statements

GLOBALWISE INVESTMENTS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2012	2011

ASSETS

Current assets:
Cash	$140,510	$140,271
Accounts receivable, net	109,699	335,453
Prepaid expenses and other current assets	46,305	18,398

Total current assets	296,514	494,122

Property and equipment, net	70,563	32,771
Other assets	43,902	46,404

Total assets	$410,979	$573,297

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$772,081	$389,080
Accrued expenses, related parties	5,283	-
Deferred revenues	884,961	964,043
Notes payable - current	1,188,510	747,778
Notes payable - related party - current	288,000	-
Total current liabilities	3,138,835	2,100,901

Long-term liabilities:
Deferred compensation	215,011	215,011
Notes payable - net of current portion	1,457,472	1,528,915
Notes payable - related party	262,707	262,707
Deferred interest expense	25,814	17,063
Other long-term liabilities - related parties	162,572	157,859

Total long-term liabilities	2,123,576	2,181,555

Total liabilities other than shares	5,262,411	4,282,456
Shares subject to mandatory redemption	-	111,235

Total liabilities	5,262,411	4,393,691

Commitments and contingencies
Excess of liabilities over assets (deficit)	-	(3,820,394)
Total liabilities and excess of liabilities over assets (deficit)	5,262,411	573,297
Stockholders' deficit:
Common stock, $0.001 par value, 50,000,000 shares authorized; 32,590,850 shares issued and outstanding at March 31, 2012	32,591	-
Additional paid-in capital (deficit)	(52,975)	-
Accumulated deficit	(4,831,048)	-
Total stockholders' deficit	(4,851,432)	-
Total liabilities and excess of liabilities over assets (deficit) and stockholders' deficit	$410,979	$573,297

See notes to these condensed consolidated financial statements.

GLOBALWISE INVESTMENTS, INC. and SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011

Revenues:
Sale of software licenses without modification	$21,739	$16,875
Sale of software licenses with substantive modification	19,992	14,785
Software as a service	29,041	31,417
Software maintenance services	177,451	154,033
Consulting services	112,105	22,016

Total revenues	360,328	239,126

Cost of revenues:
Sale of software licenses without modification	17,205	4,367
Sale of software licenses with substantive modification	153,626	108,438
Software as a service	6,530	6,586
Software maintenance services	24,880	22,723
Consulting services	101,706	62,029

Total cost of revenues	303,947	204,143

Gross profit	56,381	34,983

Operating expenses:
General and administrative	820,220	222,858
Sales and marketing	321,895	134,401
Depreciation	6,790	10,794

Total operating expenses	1,148,905	368,053

Loss from operations	(1,092,524)	(333,070)

Interest expense, net	(55,349)	(38,035)

Net loss	$(1,147,873)	$(371,105)

Basic and diluted net loss per share:	$(0.04)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	30,588,213	22,757,100

See notes to these condensed consolidated financial statements.

GLOBALWISE INVESTMENTS, INC. and SUBSIDIARY

Condensed Consolidated Statement of Excess of Liabilities Over Assets (Deficit) and Stockholders' Deficit

For the Three Months Ended March 31, 2012

(Unaudited)

	Excess of Liabilities Over	Common Stock		Due from	Additional Paid-in Capital	Accumulated
	Assets (Deficit)	Shares	Amount	Stockholders	(Deficit)	Deficit	Total

Balance, January 1, 2012	$(3,820,394)	-	$-	$-	$-	$-	$-

Effect of termination of the mandatory redemption feature of common stock	3,820,394	28,034,850	28,035	(5,600)	(48,419)	(3,683,175)	(3,709,159)

Receipt of amounts due from stockholders	-	-	-	5,600	-	-	5,600

Acquisition of Globalwise Investments, Inc.	-	4,556,000	4,556	-	(4,556)	-	-

Net loss	-	-	-	-	-	(1,147,873)	(1,147,873)

Balance, March 31, 2012	$-	32,590,850	$32,591	$-	$(52,975)	$(4,831,048)	$(4,851,432)

See notes to these condensed consolidated financial statements.

GLOBALWISE INVESTMENTS, INC. and SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(1,147,873)	$(371,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,790	10,794
Amortization of deferred financing costs	2,502	4,168
Changes in operating assets and liabilities:
Accounts receivable	225,754	92,187
Prepaid expenses and other current assets	(27,907)	(2,779)
Other assets	-	(15,301)
Accounts payable and accrued expenses	387,279	(27,368)
Other long-term liabilities - related parties	5,718	5,032
Deferred interest expense	8,751	-
Deferred revenues	(79,082)	100,437
Deferred compensation	-	3,026
Total adjustments	529,805	170,196
Net cash used in operating activities	(618,068)	(200,909)

Cash flows from investing activities:
Repayment of equity receivable	5,600	-
Purchases of property and equipment	(44,582)	(4,648)
Net cash used in investing activities	(38,982)	(4,648)

Cash flows from financing activities:
Proceeds from notes payable	$436,556	$200,000
Proceeds from notes payable - related parties	288,000	14,500
Repayment of notes payable	(67,267)	(12,890)
Repayment of notes payable - related parties	-	(10,141)
Net cash provided by financing activities	657,289	191,469

Net increase (decrease) in cash	239	(14,088)
Cash - beginning of period	140,271	34,014
Cash - end of period	$140,510	$19,926

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$21,863	$19,781

See notes to these condensed consolidated financial statements.

GLOBALWISE INVESTMENTS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

1.          Business Organization and Nature of Operations

Globalwise Investments, Inc. (“Globalwise”) is a Nevada holding company incorporated in 1997, with a single operating subsidiary, Intellinetics, Inc. (“Intellinetics”), together the (“Company”). On February 10, 2012 (the “Closing Date”), Globalwise entered into a Securities Exchange Agreement (the “Exchange Agreement”) by and between itself and Intellinetics. Pursuant to the terms of the Exchange Agreement, all of the former shareholders of Intellinetics transferred to Globalwise all of their shares of Intellinetics in exchange for shares of common stock (“Share Exchange”) of Globalwise. Prior to the Share Exchange, Globalwise was a non-operating public shell company. As a result of the Share Exchange, Intellinetics became a wholly-owned subsidiary of Globalwise. The Share Exchange was accounted for as a reverse merger and recapitalization of Intellinetics (See Note 4 – Share Exchange). The Company is an enterprise content management (ECM) software development, sales and marketing company serving both the public and private sectors. The Company’s products, services and process models serve, principally, the critical needs of law enforcement and compliance agencies within the state and local government sector. Intellinetics was formed in December 1996 as a corporation in the state of Ohio.

The Company provides its software solutions principally through (i) the direct licensing of its software installed on customer computer platforms and (ii) providing the applications as a service, accessible through the internet. The Company’s comprehensive solutions include services that range from pre-installation assessment, project scoping, implementation, consulting and ongoing software maintenance and customer support.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation of the condensed consolidated financial position of the Company as of March 31, 2012 and the condensed consolidated results of its operations and cash flows for the three months ended March 31, 2012 and March 31, 2011, have been included. The Company has evaluated subsequent events through the issuance of this Form 10-Q. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  For further information, refer to the consolidated financial statements and footnotes thereto of Intellinetics for the year ended December 31, 2011 included as Exhibit 99.1 in the Company’s Form 8-K/A filed with the Securities and Exchange Commission on March 30, 2012.

3. Liquidity and Management’s Plans

Through March 31, 2012, the Company has incurred an accumulated deficit since inception of $4,831,048. At March 31, 2012, the Company had a cash balance of $140,510.

From the Company’s inception, it has generated revenues from the sales and implementation of its internally generated software applications.

The Company’s plan is to increase its sales and market share by developing an expanded network of resellers through which the Company will sell its expanded software product portfolio. The Company expects that this marketing initiative will require that it hire and develop an expanded sales force and enhance its product marketing efforts, all of which will require additional capital.

On the Closing Date, the Company consummated its merger and on that date, its shares began trading on the Over-the-Counter Quote Board under the symbol “GWIV”. The Company intends to deploy any additional capital it may raise to expand its sales and marketing capabilities, develop ancillary software products, enhance its internal infrastructure, support the accounting, auditing and legal costs of operating as a public company, and provide working capital.

GLOBALWISE INVESTMENTS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

3. Liquidity and Management’s Plans, continued

The Company expects that through the next 10 to 16 months, the capital requirements to fund the Company’s growth and to cover the operating costs of a public company will consume substantially all of the cash flows that it intends to generate from its operations, as well as from the proceeds of intended issuances of debt and equity securities. The Company further believes that during this period, while the Company is focusing on the growth and expansion of its business, the gross profit that it expects to generate from operations will not generate sufficient funds to cover these anticipated operating costs. Accordingly, the Company requires external funding to sustain operations and to follow through on the execution of its business plan. However, there can be no assurance that the Company’s plans as discussed above will materialize and/or that the Company will be successful in funding estimated cash shortfalls through additional debt or equity capital and through the cash generated by the Company’s operations. Given these conditions, the Company’s ability to continue as a going concern is contingent upon it being able to secure an adequate amount of debt or equity capital to enable it to meet its cash requirements. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrants into established markets, the competitive environment in which the Company operates and the current capital raising environment. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Since inception, the Company’s operations have primarily been funded through a combination of operating margins, state business development loans, bank loans and loans from friends and family. Although management believes that the Company has access to capital resources, there are currently no commitments in place for new financing at this time, and there is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all.

During the three months ended March 31, 2012, the Company raised $724,556 in net new funds through the issuance of both conventional and contingently convertible notes. The proceeds from these notes were used to fund the Company’s working capital needs and the costs of the Share Exchange.

The Company intends to raise a minimum of $2,000,000 during the years 2012 and 2013 through a private placement of its common stock. The funds raised through this private placement will be used to fund the Company’s operations, including the costs that it expects to incur as a public company, and most importantly, to fund the Company’s plans to increase staff and operations to complete the build-out of its expanded reseller network which the Company believes will enable it to to expand into additional markets and deepen its penetration of existing markets. The current level of cash and operating margins is not enough to cover the existing fixed and variable obligations of the Company, so increased revenue performance and the addition of capital are critical to the Company’s success. Should the Company not be able to raise these additional funds through the private placement or some other financing source, the Company would take one or more of the following actions to help it conserve cash, including (i) limiting the hiring of additional personnel, (ii) reducing existing staffing, (iii) deferring the payment of compensation to its key employees, (iv) negotiating extended payment terms to vendors, advisors and consultants and (v) offering incentives to customers which would reward the early remittance of payments to the Company.

Assuming that the Company is successful in its growth plans and development efforts, the Company believes that it will be able to raise additional funds through sales of its stock. There is no guarantee that the Company will be able to raise these additional funds or do so on acceptable terms.

The Company’s financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should it be unable to continue as a going concern.

4. Share Exchange

On the Closing Date, Intellinetics was acquired by Globalwise pursuant to the Share Exchange, with Intellinetics remaining as a wholly-owned subsidiary of Globalwise.

In connection with the consummation of the Share Exchange, (i) the stockholders of Intellinetics surrendered all of the issued and outstanding shares of Intellinetics capital stock and received, in exchange for such shares, an aggregate of 28,034,850 shares of common stock of Globalwise on a 4,650-for-1 basis which represented approximately 86% of the Company’s total shares outstanding immediately following the closing of the transaction; and (ii) Intellinetics paid $220,000 in advance of the closing and $85,000 upon the closing of the Share Exchange to the stockholders of Globalwise to provide both a reimbursement of professional fees incurred by Globalwise and for the split-off of the net liabilities of Globalwise at closing.

GLOBALWISE INVESTMENTS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

4. Share Exchange, continued

The Share Exchange was accounted for as a “reverse merger”. Furthermore, the Share Exchange was deemed to be a recapitalization of Intellinetics, and as such, all capital accounts have been restated as if the Share Exchange had occurred prior to the earliest period presented. Intellinetics was deemed to be the acquirer in the Share Exchange for accounting purposes. Consequently, the assets and liabilities and the historical operations of the Company that will be reflected in the financial statements prior to the Share Exchange will be those of Intellinetics, and the consolidated financial statements of the Company after completion of the Share Exchange will include the assets and liabilities of Intellinetics, historical operations of Intellinetics and operations of Intellinetics from the Closing Date of the Share Exchange.

5. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses. Actual results could differ from estimated amounts. Significant estimates and assumptions include reserves related to receivables, the recoverability of long-term assets, depreciable lives of property and equipment, deferred taxes and related valuation allowances. Certain other economic risks could affect the Company’s estimates. The Company’s management monitors these risks and assesses its business and financial risks on a quarterly basis.

Concentrations of Credit Risk

Cash: The Company maintains its cash with high credit quality financial institutions. At times, the Company’s cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit.

Accounts Receivable: The number of customers that comprise the Company’s customer base, along with the different industries, governmental entities and geographic regions in which the Company’s customers operate, limits concentrations of credit risk with respect to accounts receivable. The Company does not generally require collateral or other security to support customer receivables; however, the Company may require its customers to provide retainers, up-front deposits or irrevocable letters-of-credit when considered necessary to mitigate credit risk. The Company has established an allowance for doubtful accounts based upon facts surrounding the credit risk of specific customers and past collections history. Credit losses have been within management’s expectations. At both March 31, 2012 and 2011, the Company had allowances for doubtful accounts of $16,175.

Property and Equipment

Property and equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed over the estimated useful lives of the related assets on a straight-line basis. Furniture and fixtures, computer hardware and purchased software are depreciated over 3 to 7 years. Leasehold improvements are amortized over the life of the lease or the asset, whichever is shorter, generally 7 to 10 years. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation and amortization of these assets are removed from the accounts and the resulting gains and losses are reflected in the results of operations.

Impairment of Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment.” The Company tests long-lived assets or asset groups, such as property and equipment, for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant adverse changes in the business climate or legal factors; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and a current expectation that the asset will more likely than not be sold or disposed of before the end of its estimated useful life.

GLOBALWISE INVESTMENTS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

5. Summary of Significant Accounting Policies, continued

Impairment of Long-Lived Assets, continued

Recoverability is assessed based on comparing the carrying amount of the asset to the aggregate pre-tax undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group. Impairment is recognized when the carrying amount is not recoverable and exceeds the fair value of the asset or asset group. The impairment loss, if any, is measured as the amount by which the carrying amount exceeds fair value, which for this purpose is based upon the discounted projected future cash flows of the asset or asset group.

Revenue Recognition

a)	Sale of software licenses without modification

The Company recognizes revenues in accordance with ASC Topic 985-605, “Software Revenue Recognition” (“ASC 985-605”).

The Company records revenues from the sale of software licenses when persuasive evidence of an arrangement exists, the software product has been installed, there are no significant uncertainties surrounding product acceptance by the customer, the fees are fixed and determinable, and collection is considered probable. Revenues included in this classification typically include sales of additional software licenses to existing customers and sales of software to the Company’s Resellers (See section h) – Reseller Agreements, below).

The Company assesses whether payment terms are customary or extended in accordance with normal practice relative to the market in which the sale is occurring. The Company’s sales arrangements generally include standard payment terms. These terms effectively relate to all customers, products, and arrangements regardless of customer type, product mix or arrangement size.

If an undelivered element for the arrangement exists under the license arrangement, revenues related to the undelivered element are deferred based on vendor specific objective evidence (“VSOE”) of the fair value of the undelivered element. Often, multiple-element sales arrangements include arrangements where software licenses and the associated post-contract customer support (“PCS”) are sold together. The Company has established VSOE of the fair value of the undelivered PCS element based on the contracted price for renewal PCS included in the original multiple element sales arrangement, as substantiated by contractual terms and the Company’s significant PCS renewal experience, from the Company’s existing customer base.

b) Sale of software licenses with substantive modification

The Company records the revenues for the sales of software with substantive modification as prescribed by ASC 985-605, in accordance with the contract accounting guidelines in ASC 605-35, “Revenue Recognition: Construction-Type and Production-Type Contracts”(“ASC 605-35”), after evaluating for separation of any non-ASC 605-35 elements in accordance with the provisions of ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements,” as updated. The Company accounts for these contracts under the completed contract method, as the Company believes that this method is most appropriate. The contract is considered to be complete when persuasive evidence of an arrangement exists, the software has been installed on the customer’s site, there are no significant uncertainties surrounding acceptance by the customer, the fees are fixed and determinable, and collection is considered probable.

The fair value of any undelivered elements in multiple-element arrangements in connection with the sales of software licenses with substantive modification are deferred based upon VSOE.

c) Sale of software as a service

Sale of software as a service consists of revenues from arrangements that provide customers the use of the Company’s software applications, as a service, typically billed on a monthly or annual basis. Advance billings of these services are not recorded to the extent that the term of the arrangement has not commenced and payment has not been received.

GLOBALWISE INVESTMENTS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

5. Summary of Significant Accounting Policies, continued

Revenue Recognition, continued

d) Sale of software maintenance services

Software maintenance support revenues consist of revenues derived from arrangements that provide PCS to the Company’s software license holders. These revenues are recognized ratably over the term of the contract. Advance billings of PCS are not recorded to the extent that the term of the PCS has not commenced and payment has not been received.

e) Sales of consulting services

Consulting services consist principally of revenues from consulting, advisory services, training and customer assistance with management and uploading of data into the Company’s applications. When these services are provided on a time and material basis, the Company records the revenue as the services are rendered, since the revenues from services rendered through any point in time during the performance period are not contingent upon the completion of any further services. Where the services are provided under a fixed priced arrangement, the Company records the revenue on a proportional performance method, since the revenues from services rendered through any point in time during the performance period are not contingent upon the completion of any further services.

f) Deferred revenues

The Company records deferred revenue primarily related to software maintenance support agreements, when the customer pays for the contract prior to the time the services are performed. Substantially all maintenance agreements have a one-year term that commences immediately following the delivery of the maintained products or on the date of the applicable renewal period.

g) Rights of return and other incentives

The Company does not generally offer rights of return or any other incentives such as concessions, product rotation, or price protection and, therefore, does not provide for or make estimates of rights of return and similar incentives. The Company, from time to time, may discount bundled software sales with PCS services. Such discounts are recorded as a component of the software sale and any revenue related to PCS is deferred over the PCS period based upon appropriate VSOE of fair value.

h) Reseller agreements

The Company executes certain sales contracts through resellers and distributors (collectively, “Resellers”). The Company recognizes revenues relating to sales through Resellers when all the recognition criteria have been met—in other words, persuasive evidence of an arrangement exists, delivery has occurred in the reporting period, the fee is fixed and determinable, and collectability is probable. Typically, the Company recognizes revenues to Resellers only after the Reseller communicates to the Company the occurrence of end-user sales, since the Company does not have privity of contract with the end-user. In addition, the Company assesses the credit-worthiness of each Reseller, and if the Reseller is newly formed, undercapitalized or in financial difficulty, any revenues expected to emanate from such Resellers are deferred and recognized only when cash is received and all other revenue recognition criteria are met.

GLOBALWISE INVESTMENTS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

5. Summary of Significant Accounting Policies, continued

Advertising

The Company expenses the cost of advertising as incurred. Advertising expense for the three months ended March 31, 2012 and 2011 amounted to approximately $29,410 and $0, respectively.

Fair value of financial instruments

Carrying amounts of certain financial instruments, including cash accounts receivable and accounts payable (trade and accrued liabilities), approximate their fair value due to the relatively short period of time between origination of the instruments and their expected realization.

The fair value of the Company’s total long-term debt approximates its carrying value.

6. Property and Equipment

Property and equipment are comprised of the following:

	March 31,	December 31,
	2012	2011
Computer hardware and purchased software	$277,137	$241,154
Leasehold improvements	215,680	215,680
Furniture and fixtures	88,322	79,722
	581,139	536,556
Less: accumulated depreciation and amortization	(510,576)	(503,785)
Property and equipment, net	$70,563	$32,771

Total depreciation and amortization expense on the Company’s property and equipment for the three months ended March 31, 2012 and 2011 amounted to $6,790 and $10,794, respectively.

7. Notes Payable

On March 24, 2004, the Company issued a note payable to a bank for $201,024, bearing a current interest rate of 6.25% per annum (the “Bank Loan”). Monthly principal and interest payments are $3,826 each with the final payment due on April 30, 2014. The note is secured by the personal guarantees of the Company’s founders, as well as by a third party. The guarantee by the third party is secured by the pledge of the third party’s certificate of deposit in the amount of $200,000. In addition, the note is secured by a senior secured interest on all business assets of the Company. The obligation is subject to certain covenants, which require that the Company maintain continuity of operations and which include limitations regarding the Company’s indebtedness. In addition, the bank is a party to an intercreditor agreement involving Authority Loan No. 1 and Authority Loan No. 2 (together, the “Authority Loans”), as discussed and defined below, which provides for cross notifications between the lenders.

On July 17, 2009, the Company issued a note payable to the Ohio state development authority in the amount of $1,012,500, bearing interest at a rate of 6.00% per annum (“Authority Loan No. 1”). This loan was funded to the Company in tranches, with $742,479 received during 2009 and $270,021 received during 2010. Pursuant to the terms of the loan, the Company was required to pay only interest through September 30, 2010 and then monthly principal and interest payments of $23,779 each through September 30, 2015. The note is secured by a senior secured interest on all business assets financed with loan proceeds, as well as a second secured interest in all business assets. Upon maturity, by acceleration or otherwise, the Company shall pay a loan participation fee of $101,250, which is accounted for as a loan premium, accreted monthly, utilizing the interest method, over the term of the loan.

On February 11, 2011 the Company issued a note payable to an advisor of the Company in the amount of $200,000, bearing interest at 5.00% per annum. The principal amount due under the note was increased to $235,000, pursuant to an amendment to the note, dated June 21, 2011. The note was paid in full on July 18, 2011.

GLOBALWISE INVESTMENTS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

7. Notes Payable, continued

On June 3, 2011, the Company issued a note payable to the Ohio state development authority in the amount of $750,000, bearing interest at a rate of 1% per annum for the first 12 months, then interest at rate of 7% per annum for the second 12 months (“Authority Loan No. 2”). The Company is not obligated to remit payments of principal until the beginning of the third year of the loan. The monthly principal and interest payments, beginning on the third anniversary of the loan origination, are $14,860 and are payable on a monthly basis through July 13, 2017. The note is secured by a senior secured interest on all business assets financed with loan proceeds, as well as a second secured interest in all business assets. Upon maturity, by acceleration or otherwise, the Company shall pay a loan participation fee of $75,000, which is accounted for as a loan premium, accreted monthly utilizing the interest method, over the term of the loan. The interest rate of 1% during the first 12 months of this loan was considered to be below market for that period. The Company further determined that over the life of the loan, the effective interest rate was 5.6% per annum. Accordingly, during the first 12 months of the loan, the Company shall record interest expense at the 5.6% rate per annum. The difference between the interest expense accrual at 5.6% and the stated rate of 1% over the first 12 months is credited to deferred interest. The deferred interest amount that is accumulated over the first 12 months of the loan term will be amortized as a reduction to interest expense over the remaining term of the loan. At March 31, 2012 and December 31, 2011, deferred interest of $25,813 and $17,063, respectively, was reflected within other assets on the accompanying balance sheet.

As of December 31, 2011, the Company had issued notes payable to an advisor totaling $472,500. During the three months ended March 31, 2012, the Company issued notes payable to an advisor totaling $356,556. These advisor notes are unsecured and bear interest at 3.25% per annum, with principal and interest due 180 days from the date of issuance. On, March 6, 2012 the Company and the lender agreed to extend the maturity of the note in the amount of $17,500 to September 2, 2012 with only a change in the maturity date. On May 7, 2012 the Company and the lender agreed to extend the maturity of the notes in the amounts of $7,500, $7,500, and $300,000 to July 2, 2012, July 28, 2012, and August 11, 2012, respectively, with only a change in the maturity date.

The Authority Loans were granted to the Company in connection with the State of Ohio’s economic development programs. The proceeds from these loans were used by the Company to support its efforts in developing software solutions for its customers.

These Authority Loans are subject to certain covenants and reporting requirements. The Company is required to provide quarterly financial information and certain management certifications. The Company was not in compliance with certain covenants for the Authority Loans through December 31, 2011. On February 10, 2012, the Company requested and received a waiver of non-compliance items relating to the Authority Loans. The Company is further required to maintain its principal office in the State of Ohio and within three years of the respective loan origination dates of each of the Authority Loans, to have created and/or retained an aggregate of 25 full time jobs in the State of Ohio. Should the Company not have attained these employment levels by the respective dates, then the interest rates on the Authority Loans shall increase to 10% per annum. The Authority Loans are the subject of an intercreditor agreement involving the Bank Loan, which provides for cross notifications between the lenders.

GLOBALWISE INVESTMENTS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

7. Notes Payable, continued

From January 17, 2012 to February 3, 2012, the Company issued a total of $130,000 in contingently convertible notes to certain of its employees and friends and family of its officers and directors. Of the $130,000 aggregate value of contingently convertible notes issued, $50,000 of these notes were issued to relatives of the Company’s founders and officers (See Note 8 – Notes Payable – Related Parties). Interest is charged on the convertible notes at an interest rate of 10% per annum. Each of the contingently convertible notes shall be due and payable on June 1, 2012 (“Maturity Date”). Provided the Company’s common stock has traded for the 10 days immediately prior to the Maturity Date, the contingently convertible notes may be converted into newly issued shares of the Company’s common stock at the holder’s discretion (subject to a 12-month holding period pursuant to Rule 144 under the Securities Act of 1933, as amended) at a price equal to a 50% discount to the average closing price of the common stock as published on the Over-the-Counter Quote Board during the 90 trading days immediately preceding the Maturity Date, or such shorter number of trading days as the common stock has been publicly traded, as applicable. Otherwise, the contingently convertible notes shall be paid in immediately available funds on the Maturity date.

Notes payable consist of the following:

	March 31,	December 31,
	2012	2011
Bank Loan, due April 30, 2014	$88,135	$98,122
Authority Loan No. 1, due August 19, 2015	898,791	956,071
Authority Loan No. 2, due July 13, 2017	750,000	750,000
Note payable to advisor, due September 2, 2012 (on March 6, 2012 maturity extended an additional 180 days)	17,500	17,500
Note payable to advisor, due July 2, 2012 (on May 7, 2012 maturity extended an additional 90 days)	7,500	7,500
Note payable to advisor, due July 28, 2012 (on May 7, 2012 maturity extended an additional 90 days)	7,500	7,500
Note payable to advisor, due August 11, 2012 (on May 7, 2012 maturity extended an additional 90 days)	300,000	300,000
Note payable to advisor, due May 19, 2012	37,500	37,500
Note payable to advisor, due May 29, 2012	7,500	7,500
Note payable to advisor, due June 4, 2012	80,000	80,000
Note payable to advisor, due June 6, 2012	15,000	15,000
Note payable to advisor, due July 2, 2012	13,556	-
Note payable to advisor, due July 7, 2012	10,000	-
Note payable to advisor, due July 17, 2012	50,000	-
Note payable to advisor, due July 25, 2012	5,000	-
Note payable to advisor, due July 29, 2012	35,000	-
Note payable to advisor, due August 8, 2012	85,000	-
Note payable to advisor, due August 12, 2012	10,000	-
Note payable to advisor, due August 13, 2012	15,000	-
Note payable to advisor, due August 18, 2012	7,500	-
Note payable to advisor, due September 5, 2012	104,000	-
Note payable to advisor, due September 10, 2012	15,000	-
Note payable to advisor, due September 11, 2012	6,500	-
Contingently convertible notes payable June 1, 2012	80,000	-
Total notes payable	2,645,982	2,276,693
Less current portion	(1,188,510)	(747,778)
Long-term portion of notes payable	$1,457,472	$1,528,915

GLOBALWISE INVESTMENTS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

7. Notes Payable, continued

Future minimum principal payments of these notes payable are as follows:

For the Twelve Month Period Ended March 31,	Amount
2013	1,188,510
2014	367,634
2015	409,475
2016	285,201
2017	155,475
thereafter	239,687

Total	$2,645,982

 As of March 31, 2012 and December 31, 2011, accrued interest for these notes payable was $49,896 and $69,930, respectively, and was reflected within accounts payable and accrued expenses on the balance sheet. As of March 31, 2012 and December 31, 2011, accrued loan participation fees were $76,719 and 66,682, respectively, and reflected within accounts payable and accrued expenses on the balance sheet. As of March 31, 2012 and December 31, 2011, deferred financing costs were $33,617 and $36,119, respectively, and were reflected within other assets on the balance sheet.

Included within interest expense for the three months ended March 31, 2012 and 2011 was $10,037 and $9,798, respectively, of accrued loan participation fees and $1,551 and $1,371, respectively, of amortized deferred financing costs. Deferred financing costs are amortized over the lives of the respective loans.

For the three months ended March 31, 2012 and 2011, interest expense, including the amortization of deferred financing costs, accrued loan participation fees and deferred interest and related fees, in connection with notes payable, was $48,582 and $33,105, respectively.

See Note 15 – Subsequent Event for additional notes issued.

8. Notes Payable - Related Parties

On March 29, 2012, the Company issued a note payable to Ramon Shealy, a director of the Company, in the amount of $238,000, bearing interest at a rate of 10% per quarter. All principal and interest is due and payable on June 27, 2012.

Notes payable due to related parties consist of the following:

	March 31,	December 31,
	2012	2011
Note payable, bearing interest at 8.65% per annum. Principal and unpaid interest are due on January 1, 2014.	$157,292	$157,292
Notes payable, bearing interest at 5.00% per annum. Principal and unpaid interest are due on January 1, 2014.	105,415	105,415
Contingently convertible notes payable, bearing interest at 10% per annum. Principal and unpaid interest are due on June 1, 2012.	50,000	—
Note payable, bearing interest at 10% for the term of the note. Principal and unpaid interest are due on June 27, 2012.	238,000	—
Total notes payable - related party	550,707	262,707
Less current portion	(288,000)	-
Long-term portion of notes payable-related party	$262,707	$262,707

GLOBALWISE INVESTMENTS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

8. Notes Payable - Related Parties, continued

Future minimum principal payments of these notes payable are as follows:

For the Twelve Months Ended March 31,	Amount
2013	$288,000
2014	262,707
Total	$550,707

 As of March 31, 2012 and December 31, 2011, accrued interest for these notes payable-related parties amounted to $167,855 and $157,859, respectively. Of these amounts, $5,283 and $0, respectively, is reflected within accrued expenses, related parties, and $162,572 and 157,859, respectively, is reflected within other long-term liabilities-related parties on the balance sheet.

For the three months ended March 31, 2012 and 2011, interest expense in connection with notes payable – related parties was $5,722 and $4,930, respectively.

9. Deferred Compensation

Deferred compensation consists of accumulated compensation earned by the Company’s two founders and not paid as of March 31, 2012 and 2011. Pursuant to the Company’s employment agreements with these founders, the Company has agreed to pay this deferred compensation in cash to these founders in 2015.

10. Shares Subject to Mandatory Redemption

As described in Note 13 – Excess of Liabilities over Assets (deficit), the Company and its stockholders entered into an agreement dated January 1, 2000, providing for the mandatory redemption of outstanding shares upon the death of any such stockholder at approximately $0.02 per common share. On November 30, 2011, the Company and its stockholders executed an amended stockholder agreement (“Amended Stockholder Agreement”) by which the price for the re-purchase of shares for repurchases after November 30, 2011, was reduced to approximately $0.004 per common share, or a redemption obligation of $111,235. The Amended Stockholder Agreement agreement was entered into between the Company and all of its stockholders, effective upon each of their respective acquisitions of shares. Accordingly, all of the Company’s outstanding shares were subject to repurchase under the terms of this agreement. The Company accounted for these shares in accordance with ASC 480, “Mandatorily Redeemable Financial Instruments” and had presented the associated mandatory redemption obligation as Shares Subject to Mandatory Redemption in the liabilities section of the accompanying condensed consolidated balance sheet, at December 31, 2011.

In connection with the Share Exchange, on February 10, 2012, the Amended Stockholder Agreement was terminated. Accordingly, on February 10, 2012, the redemption obligation of $111,235 was reversed and credited to accumulated deficit. The Company determined that the fair value of the redemption obligation at February 10, 2012, immediately prior to the reversal, was $111,235.

GLOBALWISE INVESTMENTS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

11. Commitments and Contingencies

Employment Agreements

The Company has entered into employment agreements with three of its key executives. Under their respective agreements, the executives serve at will and are bound by typical confidentiality, non-solicitation and non-competition provisions.

Operating Leases

On January 1, 2010, the Company entered into an agreement to lease 6,000 rentable square feet of office space in Columbus, Ohio at a monthly rent of $3,375. The lease commenced on January 1, 2010 and, pursuant to a lease extension dated February 21, 2012, the lease expires on December 31, 2014.

Future minimum lease payments under these operating leases are as follows:

For the Twelve Months Ended March 31,	Amount
2013	$40,500
2014	$40,500
2015	30,375
Total	$111,375

 Rent expense charged to operations amounted to $10,125 and $10,125 for the three months ended March 31, 2012 and 2011, respectively.

Financing of Insurance Policy

On March 15, 2012, the Company entered into a financing agreement related to the purchase of an insurance policy. The financed amount of $26,520 is included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheet. The Company incurred financing charges of $1,045 in connection with the financing agreement, which is included in interest expense on the accompanying condensed consolidated statement of operations.

12. Stockholders’ Equity

Description of Authorized Capital

The Company is authorized to issue up to 50,000,000 shares of common stock with $0.001 par value. The holders of the Company’s common stock are entitled to one vote per share. The holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. However, the current policy of the Board of Directors is to retain earnings, if any, for the operation and expansion of the business. Upon liquidation, dissolution or winding-up of the Company, the holders of common stock are entitled to share ratably in all assets of the Company that are legally available for distribution.

GLOBALWISE INVESTMENTS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

13. Excess of Liabilities over Assets (Deficit)

As of December 31, 2011, the holders of common stock were bound by the terms of the Amended Stockholder Agreement which principally restricted sales of the Company’s common stock to outside third parties, unless otherwise approved by the controlling stockholders. Pursuant to the Amended Stockholder Agreement, upon the death, disability or retirement of a stockholder, the stockholder or the stockholder’s estate had the right to require the Company to purchase all of his or her shares in the Company, and the Company had the right to purchase all or any portion of the stockholder’s shares at approximately $0.004 per common share. At December 31, 2011, the Company had presented the redemption amounts due upon death or disability of any such stockholder as Shares Subject to Mandatory Redemption in the liabilities section of the accompanying balance sheet. The Amended Stockholder Agreement was terminated upon the Closing Date of the Share Exchange (See Note 10 – Shares Subject to Mandatory Redemption). Accordingly, effective on the Closing Date, the amount in “excess of liabilities over assets (deficit)” was reclassified into the separate components of common stock, additional paid in capital (deficit), due from stockholders and accumulated deficit, and reported thereupon, in the condensed consolidated balance sheet at March 31, 2012.

The components of the excess of liabilities over assets (deficit) as of December 31, 2011, was as follows:

	Common Stock, no par value		Additional Paid-In Capital	Due From Stockholders	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2011	28,034,850	$—	$(20,384)	$(5,600)	$(3,794,410)	$(3,820,394)

 14. Concentrations

Revenues from the Company’s services to a limited number of customers have accounted for a substantial percentage of the Company’s total revenues. For the three months ended March 31, 2012, the Company’s two largest customers, Tiburon, Inc. (“Tiburon”) and Lexmark International, Inc. (“Lexmark”), which are both Resellers, accounted for approximately 17% and 14%, respectively, of the Company’s revenues for that period. For the three months ended March 31, 2011, the Company’s largest customer, Tiburon, accounted for approximately 14% of the Company’s revenues for that period.

For the three months ended March 31, 2012 and 2011, government contracts represented approximately 41% and 50% of the Company’s net revenues, respectively. A significant portion of the Company’s sales to Tiburon and Lexmark represent ultimate sales to government agencies.

As of March 31, 2012, accounts receivable concentrations from the Company’s three largest customers were 23%, 15% and 13% of gross accounts receivable, respectively, and as of March 31, 2011, accounts receivable concentrations from the Company’s two largest customers were 37% and 18% of gross accounts receivable, respectively. Accounts receivable balances from the Company’s three largest customers at March 31, 2012 have since been fully collected.

15. Subsequent Event

On April 24, 2012, the Company issued a note payable to an advisor in the amount of $24,000, due 180 days from the date of issuance and bearing interest at a rate of 3.25% per annum, with the principal and interest to be paid on maturity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the the three months ended March 31, 2012 and 2011 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “the Company,” “us,” “we,” “our,” and similar terms refer to Globalwise Investments, Inc., a Nevada corporation (“Globalwise”), and our wholly-owned subsidiary, Intellinetics, Inc., an Ohio corporation (“Intellinetics”). This discussion includes forward- looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risk factors that we reported in the Form 8-K/A filed with the Securities and Exchange Commission (“SEC”) on March 30, 2012. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

Overview

We are an enterprise content management (“ECM”) software development, sales and marketing company serving both public and private sector clients. We have been providing ECM solutions for customers since 1996. Through our software platforms and value added solutions, our customers are able to realize improvements in business processes, customer service and operational efficiencies. These solutions make the process of storing, organizing, managing and retrieving documents simple, accessible and cost efficient.

Historically, we have derived revenues primarily from the development and licensing of customer-specific software solutions and fees paid for related consulting and software maintenance services. In an effort to expand our business, we took on certain projects with lower margins because (i) those projects allowed us to enter new geographic markets, (ii) those projects enabled us to demonstrate our capabilities to large national resellers, or (iii) working on those projects allowed us to develop product and service features and enhancements that we were able to integrate into our suite of products, resulting in an overall product portfolio that better aligns with the needs of our target customers.

Our strategy is to migrate our sales efforts toward a much greater percentage of sales through intermediaries, such as software resellers, rather than through direct sales. We have been developing marketing programs with resellers that facilitate their selling and support of our software solutions. We refer to these resellers as our “channel partners.”

Our sales cycle has historically been comparatively long (i.e., 18-24 months), and customer margins have varied as we provided customer-focused services and developed features to satisfy each of our customers’ specific needs.

We believe that these improvements have increased the competitive strength of our platform of products. In addition, we have established a set of business solutions templates that provide base software configurations which we believe will facilitate our delivery and installation of software to our customers. We believe that these advancements, in the aggregate, will allow us to license and sell our products with much less modification, shortening our sales cycle, making margins more consistent, and allowing us to expand our sales through new channel partnerships.

To date, most of our software customers install our software on the computers on their premises (premises-based). Our software applications are also available through the internet, as a service generally referred to as “cloud” application services (“software as a service”), allowing customers to avoid the upfront costs of the typical premises-based software installation. We anticipate that software as a service will become a primary source of revenues for us.

Recent Developments

On February 10, 2012, Globalwise, formerly a publicly reporting shell company, entered into a Securities Exchange Agreement (the “Exchange Agreement”) with Intellinetics. Pursuant to the terms of the Exchange Agreement, the former shareholders of Intellinetics surrendered all of the issued and outstanding shares of Intellinetics common stock and received in exchange an aggregate of 28,034,850 shares of Globalwise common stock, on a 4,650-for-1 basis (the “Share Exchange”). Intellinetics became a wholly-owned subsidiary of Globalwise as a result of the Share Exchange. References to “the Company” throughout this Quarterly Report on Form 10-Q refer to the consolidated entity, except as otherwise indicated.

During the first quarter of fiscal 2012, the Company issued a total of $130,000 in contingently convertible notes to certain of its employees and friends and family of officers and directors. Interest is charged at a rate of 10% per annum, and each note shall be due and payable on June 1, 2012. Subject to certain trading conditions, the notes may be converted into newly issued shares of common stock of the Company at the holder’s discretion at a 50% discount to the average closing price of the Company’s common stock as quoted on the Over-the-Counter Quote Board.

On March 29, 2012, the Company issued a note payable to Ramon Shealy, a director of the Company, in the amount of $238,000, bearing interest at a rate of 10% per quarter. All principal and interest is due and payable on June 27, 2012.

During the three months ended March 31, 2012, the Company issued notes payable to an advisor totaling $356,556 for working capital funds. These unsecured notes bear interest at 3.25% per annum, with principal and interest due 180 days from the date of issuance. On April 24, 2012, the Company issued an additional note payable to such advisor in the amount of $24,000, due 180 days from the date of issuance and bearing interest at 3.25% per annum.

Revenues

Revenues are generated from the licensing, modification, subscription and maintenance of our enterprise software products and from professional services fees in connection with the implementation of software applications. Our revenues, especially our license revenues, are impacted by the competitive strength of our software products, as well as general economic and industry conditions.

For our sales of software without modification and sales of software with modification, our customer base has traditionally been made up of larger projects that can take as much as six months to two years to complete. For these projects, our policy is to not recognize revenue until the project is complete and delivered to our customer. As such, there are spikes in our revenue when these projects are completed and the associated revenue is recognized. As a result, revenues for sales of software without modification and sales of software with modification may vary widely from quarter to quarter.

Cost of Revenues

We maintain a staff of software design engineers, developers, installers and customer support personnel, dedicated to the development and implementation of customer applications, customer support and maintenance of deployed software applications. While the total costs related to these personnel are relatively consistent from period to period, the cost of revenues categories to which these costs are charged may vary depending on the type of work performed by our staff.

Costs of revenues also includes the costs of server hosting and software as a service applications, as well as certain third- party costs and hardware costs incurred. Third- party and hardware costs may vary widely from quarter to quarter.

In addition, while revenues are recognized upon the completion of software and consulting projects, the related costs are recognized when incurred, resulting in gross margins which may vary widely from quarter to quarter for these revenue categories.

Sales and Marketing Expenses

Sales expenses consist of compensation and overhead associated with the development and support of our channel sales network, as well as our direct sales efforts. Marketing expenses consist primarily of compensation and overhead associated with the development and production of product marketing materials, as well as promotion of the Company’s products through the trade and industry.

General and Administrative Expenses

General and administrative expenses consist of the compensation and overhead of administrative personnel and professional services firms performing administrative functions, including management, accounting, finance and legal services, plus expenses associated with infrastructure, including depreciation, information technology, telecommunications, facilities and insurance.

Interest, Net

Interest, net, consists primarily of interest expense associated with our notes payable.

Results of Operations

The Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Overview

We reported net losses of $1,147,843 and $371,105 for the three months ended March 31, 2012 and 2011, respectively, representing an increase in net loss of $776,768, or 209%. An increase in gross profit of $21,398 for the three months ended March 31, 2012 was offset by a $798,166 net increase in operating and other expenses during this period. Our increase in operating expenses was principally related to costs that we incurred in connection with the Share Exchange and the corresponding costs of public company reporting, as well as the costs of additional sales and marketing personnel.

Revenues

Our total revenues for the the three months ended March 31, 2012 were $360,328 as compared to $239,126 for the the three months ended March 31, 2011. The increase of $121,202, or 51%, is primarily attributable to increases in revenues from consulting services, as well as increases in sales of software maintenance services, as described below.

Sale of Software Licenses without Modification

Revenues from the sale of software licenses without modification principally consist of the sales of additional or upgraded software licenses and applications to existing customers and sales of software to our resellers. Software in this sales category is sold without substantive modification. These software license revenues were $21,739 for the three months ended March 31, 2012 as compared to $16,875 for the three months ended March 31, 2011, representing an increase of $4,864, or 29%. The improvement in sales of software licenses without modification is due in part to our efforts to develop and expand our channel partner reseller organization. In addition, we have found that after the initial installation, many of our customers will later deploy our software into other areas and functions of the organization. We are able to add these additional licenses for our customer generally with very little effort. This results in additional software sales for us. Our license revenues are impacted by the competitive strength of our software products, as well as general economic and industry conditions, and we have seen a moderate improvement in information technology spending within the private sector markets that we serve.

Sale of Software Licenses with Substantive Modification

Although we have traditionally provided our software to customers through customized solutions, increasingly, we are providing our resellers and our direct customers with software solutions that require less customization and in turn allow us to shorten our sales cycle. A new customized software engagement typically begins with a thorough assessment and mapping of the customer’s needs, capacities and information technology environment. Upon the completion of the needs analysis, we then prepare a specifications document in order to determine the scope and extent of modification work required. Then, the customization work starts with the foundation of our core software applications upon which we develop custom modifications, features, enhancements and integration that would meet the outlined specifications. Each application is thoroughly tested by us before being installed at the client. Revenues from the sale of software licenses with substantive modification were $19,992 for the three months ended March 31, 2012, as compared to $14,785 for the three months ended March 31, 2011 . The increase of $5,207, or 35%, is primarily the result of new accounts that we have gained through our expanded sales channel partners.

Sale of Software as a Service

For those customers that wish to avoid the upfront costs of typical premises-based software installations, we provide access to our software solutions as a service, accessible through the internet. Our customers typically enter into software as a service agreement for in excess of one year. Under the agreement, we provide access to the applicable software, data storage and related customer assistance and support. Our software as a service revenue was $29,041 for the three months ended March 31, 2012, as compared to $31,417 for the three months ended March 31, 2011.

Sale of Software Maintenance Services

Software maintenance services revenues consist of fees for post contract customer support services provided to license holders. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. Customer support revenues are generated from customers that have purchased our software. A substantial portion of these revenues were generated for customers to whom we sold software in prior years who have continued to renew their maintenance agreements. The terms of support and maintenance agreements are typically 12 months. Our software maintenance support revenue was $177,451 for the three months ended March 31, 2012 as compared to $154,033 for the three months ended March 31, 2011. The increase of $23,418, or 15%, is primarily the result of new accounts that we have gained through our expanded sales channel partners.

Sales of Consulting Services

Consulting services revenues consist of revenues from consulting, advisory services, training, and projects to assist clients with the uploading of client data into the client’s applications. Consulting revenues were $112,105 for the three months ended March 31, 2012, as compared to $22,016 for the three months ended March 31, 2011 . This reflects an increase of $90,089, or 409%, primarily resulting from the increase in new projects brought to us through our growing sales channel partner organization, including a client document conversion project, during the three months ended March 31, 2012.

 Cost of Revenues

The cost of revenues during the three months ended March 31, 2012 and 2011 were $303,947 and $204,143 respectively, representing an increase of $99,804, or 49%, for the three months ended March 31, 2012 . The increase in total cost of revenues is primarily the result of additional staff hired to meet the growing demand for our products and services and third-party costs in connection with a client document conversion project. Overall gross margin was 16% for the three months ended March 31, 2012, as compared to 15% for the three months ended March 31, 2011.

Cost of License Revenues – without Modification

Cost of license revenues consists primarily of third-party software licenses that are sold in connection with our core applications. Cost of license revenues without modification was $17,205 and $4,367 for the the three months ended March 31, 2012 and 2011, respectively, representing an increase of $12,838, or 294%. Gross margin for this product category decreased from 74% for the three months ended March 31, 2011 to 21% for the three months ended March 31, 2012, reflecting an increase in third-party costs incurred.

Cost of License Revenues – with Substantial Modification

Cost of revenues consists primarily of the compensation of our software engineers and implementation consultants. Costs were $153,626 for the three months ended March 31, 2012, as compared to $108,438 for the three months ended March 31, 2011, representing an increase of $45,188, or 42% . Gross margins for this product category were (668%) and (633%) for the the three months ended March 31, 2012 and 2011, respectively. These negative margins are the result of costs incurred related to certain larger projects, which had not been completed as of March 31, 2012, and for which the related revenue had not yet been recognized.

Cost of Software as a Service

Cost of software as a service consists primarily of technical support personnel and related costs. Cost of software as a service was $6,530 for the three months ended March 31, 2012 , as compared to $6,586 for the three months ended March 31, 2011, representing a decrease of $56, or 1%. Gross margins for this product category were 78% and 79% for the three months ended March 31, 2012 and March 31, 2011, respectively.

Cost of Software Maintenance

Cost of software maintenance consists primarily of technical support personnel and related costs. Cost of software maintenance for the three months ended March 31, 2012 was $24,880 compared to $22,723 for the three months ended March 31, 2011, representing an increase of $2,157, or 9%, resulting from an increase in revenues for this product category, as well as our focused efforts to reduce support costs through better utilization of knowledge-based tools and our client support portal. Gross margins in this product category were 86% and 85% for the three months ended March 31, 2012 and 2011, respectively.

Cost of Consulting Services

Cost of consulting services consists primarily of the compensation of our software engineers and implementation consultants and related third- party costs. Cost of consulting and support was $101,706 for the three months ended March 31, 2012, as compared to $62,029 for the three months ended March 31, 2011, representing an increase of $39,677 or 64%. This increase resulted primarily from additional third-party costs incurred related to a client document conversion project. Gross margins in this product category were 9% and (182%) for the three months ended March 31, 2012 and 2011, respectively. Gross margins related to consulting services are typically lower and may vary widely, depending upon the nature of the consulting project.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $820,220 during the three months ended March 31, 2012 as compared to $222,858 during the three months ended March 31, 2011, representing an increase of $597,362, or 268%. The increase is primarily due to expenses of $596,841, consisting of legal, consulting and professional fees incurred related to the Share Exchange and the corresponding costs of a public company reporting.

Sales and Marketing Expenses

Sales and marketing expenses increased by $187,494 or 140% during the three months ended March 31, 2012 to $321,895 from $134,401 for the three months ended March 31, 2011. The increase is primarily related to our increased emphasis on selling activities, which includes the expansion of our sales team, increased promotional marketing activities and increased travel expenses.

Depreciation and Amortization

Depreciation and amortization was $6,790 for the three months ended March 31, 2012, as compared to $10,794 for the three months ended March 31, 2011, representing a decrease of $4,004, or approximately 37%, as certain assets have become fully amortized.

Interest Expense, Net

Interest expense, net, was $55,349 during the three months ended March 31, 2012 as compared to $38,035 during the three months ended March 31, 2011, representing an increase of 17,314, or 46%. The increase resulted primarily from accruals of participation fees in the amount of $10,037 associated with a note payable, as well as an increase in the average debt balance outstanding during the three months ended March 31, 2012.

Liquidity and Capital Resources

We measure our liquidity in a variety of ways, including the following:

March 31, 2012

Cash	$140,510
Working Capital Deficiency	$(2,842,321)

Through March 31, 2012, we have incurred cumulative net losses since inception of $4,831,048.

From our inception, we have generated revenues from the sales and implementation of our internally generated software applications.

Our plan is to increase our sales and market share by developing an expanded network of resellers through which we will sell our expanded software product portfolio. We expect that this marketing initiative will require that we hire and develop an expanded sales force and enhance our product marketing efforts, all of which will require additional capital.

On February 10, 2012, we consummated the Share Exchange and on that date, our shares began trading on the Over-the-Counter Quote Board under the symbol “GWIV”. We believe that this was a first step to raising capital to finance our growth plan. We intend to deploy any additional capital we may raise to expand our sales and marketing capabilities, develop ancillary software products, enhance our internal infrastructure, support the accounting, auditing and legal costs of operating as a public company, and provide working capital.

We expect that through the next 10 to 16 months, the capital requirements to fund our growth and to cover the operating costs of a public company will consume substantially all of the cash flows that we intend to generate from our operations, as well as from the proceeds of intended issuances of debt and equity securities. We further believe that during this period, while we are focusing on the growth and expansion of our business, the gross profit that we expect to generate from operations will not generate sufficient funds to cover these anticipated operating costs. Accordingly,we require external funding to sustain operations and to follow through on the execution of our business plan. However, there can be no assurance that our plans as discussed above will materialize and/or that we will be successful in funding estimated cash shortfalls through additional debt or equity capital and through the cash generated by our operations. Given these conditions, our ability to continue as a going concern is contingent upon us being able to secure an adequate amount of debt or equity capital to enable us to meet our cash requirements. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrants into established markets, the competitive environment in which we operate and the current capital raising environment. These factors, among others, raise substantial doubt that we will be able to continue as a going concern

Since inception, our operations have primarily been funded through a combination of operating margins, state business development loans, bank loans and loans from friends and family. Although management believes that we have access to capital resources, there are currently no commitments in place for new financing at this time, and there is no assurance that we will be able to obtain funds on commercially acceptable terms, if at all.

During the three months ended March 31, 2012, we raised $724,556 in net new funds through the issuance of both conventional and contingently convertible notes. The proceeds from these notes were used to fund our working capital needs and the costs of the Share Exchange.

We intend to raise a minimum of $2,000,000 during the years 2012 and 2013 through a private placement of our common stock. The funds raised through this private placement will be used to fund our operations, including the costs that we expect to incur as a public company, and most importantly, to fund our plans to increase staff and operations to complete the build-out of our expanded reseller network which we believe will enable us to expand into additional markets and deepen our penetration of existing markets. The current level of cash and operating margins is not enough to cover our existing fixed and variable obligations, so increased revenue performance and the addition of capital are critical to our success. If we are not able to raise these additional funds through the private placement or some other financing source, we may take one or more of the following actions to help conserve cash, including (i) limiting the hiring of additional personnel, (ii) reducing existing staffing, (iii) deferring the payment of compensation to its key employees, (iv) negotiating extended payment terms to vendors, advisors and consultants and (v) offering incentives to customers which would reward the early remittance of payments to us.

Assuming that we are successful in our growth plans and development efforts, we believe that we will be able to raise additional funds through sales of our stock. There is no guarantee that we will be able to raise these additional funds or do so on acceptable terms.

Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

The Company’s outstanding indebtedness at March 31, 2012 is as follows:

—	$829,056 owed to an advisor pursuant to various promissory notes that mature 180 days from the date of issuance that we issued in exchange for working capital funds; interest at March 31, 2012 was charged at a rate of 3.25%;

—	$157,292 owed to a related party pursuant to a promissory note issued in exchange for working capital funds that matures on January 1, 2014; interest at March 31, 2012 was charged at a rate of 8.65%;

—	$105,415 owed to related parties pursuant to two promissory notes issued in exchange for working capital funds that mature on January 1, 2014; interest at March 31, 2012 was charged at a rate of 5.00%;

—	$898,791 owed to the State of Ohio pursuant to a loan agreement and note that matures on July 1, 2015; interest at March 31, 2012 was charged at a rate of 6.00%; we utilized the proceeds from this loan to finance the development of customer software applications;

—	$750,000 owed to the State of Ohio pursuant to a loan agreement and note that mature on June 1, 2018; interest at March 31, 2012 was charged at a rate of 7.00%; we utilized the proceeds from this loan to finance the development of customer software applications;

—	$88,135 owed to a bank pursuant to a loan agreement and note that matures on April 30, 2014; interest at March 31, 2012 was charged at a rate of 3.25%;

—	$238,000 owed to director of the Company that matures on June 27, 2012; interest is charged at 10% for the term of the note; and

—	$130,000 of 10% contingently convertible promissory notes that mature on June 1, 2012, of which $50,000 is owed to related parties.

There were no material commitments for capital expenditures at March 31, 2012.

Cash Flows

Operating Activities

Net cash used in operating activities for the the three months ended March 31, 2012 and 2011 was $618,068 and $200,909, respectively. During the three months ended March 31, 2012, the net cash used in operating activities was primarily attributable to the net loss adjusted for non-cash expenses of $1,138,581 and a decrease in net operating assets of $520,515. During the three months ended March 31, 2011, the net cash used in operating activities was primarily attributable to the net loss adjusted for non-cash expenses of $356,143, offset by a decrease in net operating assets and liabilities of $155,234.

Investing Activities

Net cash used in investing activities for the the three months ended March 31, 2012 and 2011 amounted to $38,982 and $4,648, respectively, and was related to the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2012 amounted to $657,289. The net cash provided by financing activities resulted primarily from new borrowings of $724,556, of which $50,000 was borrowed from related parties. These borrowings were partially offset by $67,267 of notes payable repayments, of which $0 was repaid to related parties.

Net cash provided by financing activities for the three months ended March 31, 2011 amounted to $191,469. The net cash provided by financing activities resulted primarily from new borrowings of $214,500, of which $14,500 was borrowed from related parties. These borrowings were partially offset by $23,031 of notes payable repayments, of which $10,141 was repaid to related parties.

Critical Accounting Policies and Estimates

Liquidity, Going Concern and Management’s Plans

We have incurred substantial recurring losses since our inception. The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. In order to fund our current and future cash requirements, we have entered into agreements to raise additional funds through an equity financing. We are also in the process of exploring strategies to increase our existing revenues. We believe we will be successful in these efforts; however, there can be no assurance we will be successful in raising additional debt or equity financing to fund our operations on terms agreeable to us. These matters raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

Use of Estimates

The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principals requires management to exercise its judgment. We exercise considerable judgment with respect to establishing sound accounting policies and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenues and expenses, and other financial information.

On an ongoing basis, we evaluate our estimates and judgments. Areas in which we exercise significant judgment include, but are not necessarily limited to, recognition of revenues, our valuation of accounts receivable, and income taxes, along with the estimated useful lives of depreciable property, plant and equipment. We have also adopted certain polices with respect to our recognition of revenue that we believe are consistent with the guidance provided under SEC Staff Accounting Bulletin No. 104.

We base our estimates and judgments on a variety of factors, including our historical experience, knowledge of our business and industry, current and expected economic conditions, and the attributes of our products and services. We periodically re-evaluate our estimates and assumptions with respect to these judgments and modify our approach when circumstances indicate that modifications are necessary.

While we believe that the factors we evaluate provide us with a meaningful basis for establishing and applying sound accounting policies, we cannot guarantee that the results will always be accurate. Since the determination of these estimates requires the exercise of judgment, actual results could differ from such estimates.

A description of significant accounting policies that require us to make estimates and assumptions in the preparation of our consolidated financial statements is as follows:

Revenue Recognition

We generate revenues from the sale of software licenses, both with and without substantive modification, from consulting services without an associated software sale, from maintenance services performed under periodic contracts, and agreements that provide customers the use of our software applications as a service.

We recognize revenues in accordance with Accounting Standards Codification (“ASC”) topic 985-605 “Software Revenue Recognition” (“ASC 985-605”). We record revenues from the sale of software licenses when persuasive evidence of an arrangement exists, the software product has been shipped, there are no significant uncertainties surrounding product acceptance by the customer, the fees are fixed and determinable, and collection is consider probable.

If an undelivered element for the arrangement exists under the license arrangement, revenues related to the undelivered element are deferred based on vendor specific objective evidence (“VSOE”) of the fair value of the undelivered element. Often, multiple-element sales arrangements include arrangements where software licenses and the associated post contract customer support (“PCS”) are sold together. We have established VSOE of the fair value of the undelivered PCS element based on the contracted price for renewal PCS included in the original multiple element sales arrangement, as substantiated by contractual terms and our significant PCS renewal experience from our existing customer base.

In connection with the sale of software with substantive modification, we are providing the customer with a solution that is customized or configured to fit the customer’s particular needs. We typically start with our core software applications and then develop customized modifications and/or configuration enhancements that would meet the specific needs of the customer. Upon completion of software development work, we would deliver the software to the customer only after the customized software had passed our internal testing.

We record the revenues for these sales as prescribed by ASC 985-605, in accordance with the contract accounting guidelines in ASC topic 605-35 “Revenue Recognition: Contruction-Type and Production-Type Contracts” (“ASC 605-35”), after evaluating for separation of any non-ASC 605-35 elements in accordance with the provisions of ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements,” as updated. We account for these contracts under the completed contract method, as we believe that this method is most appropriate. The contract is considered to be complete when persuasive evidence of an arrangement exists, the software has been installed on the customer’s site, there are no significant uncertainties surrounding acceptance by the customer, the fees are fixed and determinable, and collection is considered probable.

The fair value of any undelivered elements in multiple-element arrangements in connection with the sales of software licenses with substantive modification are deferred based upon VSOE.

Revenues generated under maintenance contracts are recognized ratably over the term of the contract. Software as a service revenues are typically billed on a monthly basis.

We assess whether payment terms are customary or extended in accordance with normal practice relative to the market in which the sale is occurring. Our sales arrangements generally include standard payment terms; however, payment terms may be extended to accommodate the conditions of certain customers. These terms effectively relate to all customers, products and arrangements regardless of customer type, product mix or arrangement size.

We generally do not offer rights of return or any other incentives such as concessions, product rotation, or price protection and, therefore, do not provide for or make estimates of rights of return and similar incentives.

We establish allowances for doubtful accounts when available information causes us to believe that credit loss is probable.

Deferred Revenues

Deferred revenues primarily relate to support agreements which have been paid for by customers prior to the performance of those services. Generally, the services will be provided within twelve months after the signing of the agreement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We carry out a variety of on-going procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2012.

Changes in Internal Control Over Financial Reporting

Other than as disclosed below, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On February 10, 2012, Globalwise and Intellinetics consummated the Share Exchange pursuant to which Intellinetics became a wholly-owned subsidiary of Globalwise, a former shell company. As a result of the Share Exchange, the Company became an operating entity and implemented the following changes to its overall internal control over financial reporting:

•	Addition of internal accounting personnel;

•	Engagement of a third-party consulting firm to assist the Company with the application of applicable accounting principles and analysis of complex accounting matters;

•	Engagement of a third-party consulting firm to assist the Company with its internal accounting functions and external financial reporting;

•	Application of formalized processes for revenue recognition; and

•	Application of formalized processes for reporting sales and new contracts.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 3, 2012, prior to the Share Exchange, Intellinetics issued a Convertible Note in the amount of $10,000 to an individual for a purchase price of the same amount in connection with a private placement to certain of its employees and friends and family of its officers and directors. This sale was not registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemption provided by Section 4(2) under the Securities Act.

The Convertible Note bears interest at a rate of 10% per annum and is due and payable on June 1, 2012. If the Company has been publicly traded for the ten days prior to the due date, and subject to the terms and conditions of the Convertible Note but otherwise at the holder’s sole discretion, the Convertible Note may be converted into newly issued shares (subject to a 12-month holding period pursuant to Rule 144 under the Securities Act) of the Company’s common stock at a price equal to a 50% discount to the average closing price of the Common Stock as published on the Over-the-Counter Quote Board during the 90 trading days immediately preceding the due date, or such shorter number of trading days as the Company’s common stock has been publicly traded, as applicable. If the Company does not become publicly traded prior to the due date, the Convertible Note shall be paid in immediately available funds on the due date.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

(a)	None.

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 6. Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibit
2.1	Securities Exchange Agreement by and among Globalwise Investments, Inc. and Intellinetics, Inc., dated as of February 10, 2012 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Commission on February 13, 2012).
3.1	Amendment No. 1 to the Bylaws of Globalwise Investments, Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Commission on March 1, 2012).
4.1	Form of Convertible Promissory Note of Intellinetics, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 13, 2012).
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 13, 2012).
10.2	Form of Promissory Note by Intellinetics, Inc. in favor of Alpharion Capital Partners, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed with the Commission on February 13, 2012).

10.3	Form of Stock Award Agreement (incorporated by reference to Exhibit 10.34 to the Company’s Current Report on Form 8-K filed with the Commission on February 13, 2012).
10.4	Lease Renewal Agreement by and between Intellinetics, Inc. and Dividend Drive LLC, dated as of February 21, 2012 (incorporated by reference to Exhibit 10.41 to the Company’s Current Report on Form 8-K/A filed with the Commission on March 30, 2012).
10.5	Waiver, dated as of February 10, 2012, of non-compliance items relating to the Loan Agreement between Intellinetics, Inc. and the Director of Development of the State of Ohio, dated July 17, 2009, as amended, and the Loan Agreement between Intellinetics, Inc. and the Director of Development of the State of Ohio, dated June 3, 2011 (incorporated by reference to Exhibit 10.43 to the Company’s Current Report on Form 8-K/A filed with the Commission on March 30, 2012).
10.6	Promissory Note by Globalwise Investments, Inc. in favor of Ramon Shealy in the principal amount of $238,000, dated March 29, 2012 (incorporated by reference to Exhibit 10.44 to the Company’s Current Report on Form 8-K/A filed with the Commission on March 30, 2012).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.
99.2	Compensation Committee Charter.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBALWISE INVESTMENTS, INC.

Dated: May 15, 2012	By:	/s/ William J. Santiago

William J. Santiago President and Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2012	By:	/s/ Matthew L. Chretien

Matthew L. Chretien Executive Vice President, Chief Technology Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

