Form 10-Q
period 2012-06-30
GLOBALWISE INVESTMENTS INC
filed 2012-08-13
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________to _________________________

Commission file number: 001-31671

GLOBALWISE INVESTMENTS, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0613716
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

2190 Dividend Drive
Columbus, Ohio	43228
(Address of Principal Executive Offices)	(Zip Code)

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

As of August 10, there were 32,590,850 shares of the issuer’s common stock outstanding.

GLOBALWISE INVESTMENTS, INC.

Form 10-Q
June 30, 2012

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

ITEM 1.	Financial Statements.
	Condensed Consolidated Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011	2
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2012 and 2011 (Unaudited)	3
	Condensed Consolidated Statement of Excess of Liabilities Over Assets (Deficit) and Stockholders’ Deficit for the Six Months Ended June 30, 2012 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Six Months Ending June 30, 2012 and 2011 (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	20

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.	28

ITEM 4.	Controls and Procedures.	29

PART II

OTHER INFORMATION

ITEM 1.	Legal Proceedings.	30

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	30

ITEM 3.	Defaults Upon Senior Securities.	30

ITEM 4.	Mine Safety Disclosures.	30

ITEM 5.	Other Information.	30

ITEM 6.	Exhibits.	31

SIGNATURES		32

Part I Financial Information

Item 1. Financial Statements

GLOBALWISE INVESTMENTS, INC.

Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2012	2011

ASSETS

Current assets:
Cash	$17,366	$140,271
Accounts receivable, net	400,168	335,453
Prepaid expenses and other current assets	44,835	18,398

Total current assets	462,369	494,122

Property and equipment, net	72,112	32,771
Other assets	41,400	46,404

Total assets	$575,881	$573,297

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$999,909	$389,080
Accrued expenses, related parties	17,494	-
Deferred revenues	745,975	964,043
Notes payable - current	1,417,203	747,778
Notes payable - related party - current	300,000	-
Total current liabilities	3,480,581	2,100,901

Long-term liabilities:
Deferred compensation	234,107	215,011
Notes payable - net of current portion	1,385,029	1,528,915
Notes payable - related party	276,707	262,707
Deferred interest expense	34,564	17,063
Other long-term liabilities - related parties	171,575	157,859

Total long-term liabilities	2,101,982	2,181,555

Total liabilities other than shares	5,582,563	4,282,456
Shares subject to mandatory redemption		111,235

Total liabilities	5,582,563	4,393,691

Commitments and contingencies
Excess of liabilities over assets (deficit)	-	(3,820,394)
Total liabilities and excess of liabilities over assets (deficit)	5,582,563	573,297
Stockholders' deficit:
Common stock, $0.001 par value, 50,000,000 shares authorized; 32,590,850 shares issued and outstanding at June 30, 2012	32,591	-
Additional paid-in capital (deficit)	(52,975)	-
Accumulated deficit	(4,986,298)	-
Total stockholders' deficit	(5,006,682)	-
Total liabilities and excess of liabilities over assets (deficit) and stockholders' deficit	$575,881	$573,297

See notes to these condensed consolidated financial statements.

GLOBALWISE INVESTMENTS, INC. and SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Revenues:
Sale of software licenses without modification	$34,939	$19,925	$56,678	$36,800
Sale of software licenses with substantive modification	393,403	227,979	413,395	242,764
Software as a service	24,596	37,910	53,637	69,327
Software maintenance services	195,857	160,209	373,308	314,242
Consulting services	238,490	136,028	350,595	158,044

Total revenues	887,285	582,051	1,247,613	821,177

Cost of revenues:
Sale of software licenses without modification	14,627	5,084	31,832	9,451
Sale of software licenses with substantive modification	109,229	121,052	262,855	229,490
Software as a service	7,364	6,930	13,894	13,516
Software maintenance services	36,404	29,449	61,284	52,172
Consulting services	122,538	54,875	224,244	116,904

Total cost of revenues	290,162	217,390	594,109	421,533

Gross profit	597,123	364,661	653,504	399,644

Operating expenses:
General and administrative	348,976	278,773	1,169,198	501,631
Sales and marketing	323,439	132,524	645,333	266,925
Depreciation	7,647	10,339	14,437	21,133

Total operating expenses	680,062	421,636	1,828,968	789,689

Loss from operations	(82,939)	(56,975)	(1,175,464)	(390,045)

Interest expense, net	(72,311)	(36,064)	(127,659)	(74,099)

Net loss	$(155,250)	$(93,039)	$(1,303,123)	$(464,144)

Basic and deiluted net loss per share:	$-	$-	$(0.04)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	32,590,850	22,757,100	31,589,531	22,757,100

See notes to these condensed consolidated financial statements.

GLOBALWISE INVESTMENTS, INC. and SUBSIDIARY

Condensed Consolidated Statement of Excess of Liabilities Over Assets (Deficit) and Stockholders' Deficit

For the Six Months Ended June 30, 2012

(Unaudited)

	Excess of Liabilities Over	Common Stock		Due from	Additional Paid-in Capital	Accumulated
	Assets (Deficit)	Shares	Amount	Stockholders	(Deficit)	Deficit	Total

Balance, January 1, 2012	$(3,820,394)	-	$-	$-	$-	$-	$-

Effect of termination of the mandatory redemption feature of common stock	3,820,394	28,034,850	28,035	(5,600)	(48,419)	(3,683,175)	(3,709,159)

Receipt of amounts due from stockholders	-	-	-	5,600	-	-	5,600

Acquisition of Globalwise Investments, Inc.	-	4,556,000	4,556	-	(4,556)	-	-

Net loss	-	-	-	-	-	(1,303,123)	(1,303,123)

Balance, June 30, 2012	$-	32,590,850	$32,591	$-	$(52,975)	$(4,986,298)	$(5,006,682)

See notes to these condensed consolidated financial statements.

GLOBALWISE INVESTMENTS, INC. and SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months June 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(1,303,123)	$(464,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,437	21,133
Amortization of deferred financing costs	5,004	(9,762)
Changes in operating assets and liabilities:
Accounts receivable	(64,716)	(128,937)
Prepaid expenses and other current assets	(26,437)	(7,210)
Other assets
Accounts payable and accrued expenses	610,830	132,351
Other long-term liabilities - related parties	31,209	10,732
Deferred interest expense	17,501	-
Deferred revenues	(218,068)	78,248
Deferred compensation	19,096	71,635
Total adjustments	388,856	168,189
Net cash used in operating activities	(914,267)	(295,954)

Cash flows from investing activities:
Repayment of equity receivable	5,600	-
Purchases of property and equipment	(53,778)	(5,275)
Net cash used in investing activities	(48,178)	(5,275)

Cash flows from financing activities:
Proceeds from notes payable	$661,056	$235,000
Proceeds from notes payable - related parties	314,000	87,500
Repayment of notes payable	(135,516)	(22,375)
Repayment of notes payable - related parties	-	(22,440)
Net cash provided by financing activities	839,540	277,685

Net increase (decrease) in cash	(122,905)	(23,544)
Cash - beginning of period	140,271	34,014
Cash - end of period	$17,366	$10,470

Supplemental disclosure of cash flow information: Cash paid during the period for interest and taxes	$40,103	$47,981

See notes to these condensed consolidated financial statements.

GLOBALWISE INVESTMENTS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

1.	Business Organization and Nature of Operations

Globalwise Investments, Inc. (“Globalwise”) is a Nevada holding company incorporated in 1997, with a single operating subsidiary, Intellinetics, Inc. (“Intellinetics”), together (the “Company”). On February 10, 2012 (the “Closing Date”), Globalwise entered into a Securities Exchange Agreement (the “Exchange Agreement”) by and between itself and Intellinetics. Pursuant to the terms of the Exchange Agreement, all of the former shareholders of Intellinetics transferred to Globalwise all of their shares of Intellinetics in exchange for shares of common stock (“Share Exchange”) of Globalwise. Prior to the Share Exchange, Globalwise was a non-operating public shell company. As a result of the Share Exchange, Intellinetics became a wholly-owned subsidiary of Globalwise. The Share Exchange was accounted for as a reverse merger and recapitalization of Intellinetics (See Note 4 – Share Exchange). The Company is an enterprise content management (ECM) software development, sales and marketing company serving both the public and private sectors. In the public sector, the Company’s products, services and process models serve, principally, the critical needs of law enforcement and compliance agencies within the state and local government establishment. Intellinetics was formed in December 1996 as a corporation in the state of Ohio.

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

2.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation of the condensed consolidated financial position of the Company as of June 30, 2012 and the condensed consolidated results of its operations and cash flows for the three and six months ended June 30, 2012 and June 30, 2011, have been included. The Company has evaluated subsequent events through the issuance of this Form 10-Q. Operating results for the three months and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 for any other interim period or any other future year.  For further information, refer to the consolidated financial statements and footnotes thereto of Intellinetics for the year ended December 31, 2011 included as Exhibit 99.1 in the Company’s Form 8-K/A filed with the Securities and Exchange Commission on March 30, 2012.

3.  Liquidity and Management’s Plans

Through June 30, 2012, the Company has incurred an accumulated deficit since inception of $4,986,298. At June 30, 2012, the Company had a cash balance of $17,366.

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

GLOBALWISE INVESTMENTS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

3.  Liquidity and Management’s Plans, continued

The Company expects that through the next 10 to 16 months, the capital requirements to fund the Company’s growth and to cover the operating costs of a public company will consume substantially all of the cash flows that it intends to generate from its operations, as well as from the proceeds of intended issuances of debt and equity securities, if consumated. The Company further believes that during this period, while the Company is focusing on the growth and expansion of its business, the gross profit that it expects to generate from operations will not generate sufficient funds to cover these anticipated operating costs. Accordingly, the Company requires external funding to sustain operations and to follow through on the execution of its business plan. There is no assurance that the Company’s plans as discussed above will materialize and/or that the Company will be successful in funding estimated cash shortfalls through additional debt or equity capital and through the cash generated by the Company’s operations. Given these conditions, the Company’s ability to continue as a going concern is contingent upon it being able to secure an adequate amount of debt or equity capital to enable it to meet its cash requirements. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrants into established markets, the competitive environment in which the Company operates and the current capital raising environment. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the six months ended June 30, 2012, the Company raised $975,056 in net new funds through the issuance of both conventional and contingently convertible notes. The proceeds from these notes were used to fund the Company’s working capital needs and the costs of the Share Exchange.

The Company intends to raise a minimum of $2,000,000 during the years 2012 and 2013 through a private placement of debt and equity securities or some other financing source. The funds raised through this private placement will be used to fund the Company’s operations, including the costs that it expects to incur as a public company, and most importantly, to fund the Company’s plans to increase staff and operations to complete the build-out of its expanded reseller network which the Company believes will enable it to expand into additional markets and deepen its penetration of existing markets. The current level of cash and operating margins is not enough to cover the existing fixed and variable obligations of the Company, so increased revenue performance and the addition of capital are critical to the Company’s success. Should the Company not be able to raise these additional funds through the private placement or some other financing source, the Company would take one or more of the following actions to help it conserve cash, including (i) limiting the hiring of additional personnel, (ii) reducing existing staffing, (iii) deferring the payment of compensation to its key employees, (iv) negotiating extended payment terms to vendors, advisors and consultants and (v) offering incentives to customers which would reward the early remittance of payments to the Company.

Assuming that the Company is successful in its growth plans and development efforts, the Company believes that it will be able to raise additional funds through sales of its common stock, issuance of debt or some other financing. There is no guarantee that the Company will be able to raise these additional funds or do so on acceptable terms.

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

Accounts Receivable: The number of customers that comprise the Company’s customer base, along with the different industries, governmental entities and geographic regions, in which the Company’s customers operate, limits concentrations of credit risk with respect to accounts receivable. The Company does not generally require collateral or other security to support customer receivables; however, the Company may require its customers to provide retainers, up-front deposits or irrevocable letters-of-credit when considered necessary to mitigate credit risk. The Company has established an allowance for doubtful accounts based upon facts surrounding the credit risk of specific customers and past collections history. Credit losses have been within management’s expectations. At both June 30, 2012 and 2011, the Company had allowances for doubtful accounts of $16,175, respectively.

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

The Company assesses whether payment terms are customary or extended in accordance with normal practice relative to the market in which the sale is occurring. The Company’s sales arrangements include standard payment terms. These terms effectively relate to all customers, products, and arrangements regardless of customer type, product mix or arrangement size.

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

b) Sale of software licenses with substantive modification

The Company records the revenues for the sales of software with substantive modification as prescribed by ASC 985-605, in accordance with the contract accounting guidelines in ASC 605-35, “Revenue Recognition: Construction-Type and Production-Type Contracts” (“ASC 605-35”), after evaluating for separation of any non-ASC 605-35 elements in accordance with the provisions of ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements,” as updated. The Company accounts for these contracts under the completed contract method, as the Company believes that this method is most appropriate. The contract is considered to be complete when persuasive evidence of an arrangement exists, the software has been installed on the customer’s site, there are no significant uncertainties surrounding acceptance by the customer, the fees are fixed and determinable, and collection is considered probable.

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

GLOBALWISE INVESTMENTS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

5. Summary of Significant Accounting Policies, continued

Advertising

The Company expenses the cost of advertising as incurred. Advertising expense for the three and six months ended June 30, 2012 and 2011 amounted to approximately $8,857 and $38,267, and $0 and $0, respectively.

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

New Pronouncements

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment."  This ASU simplifies how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Except for the ASUs above, in the period ended August 10, 2012, The FASB has issued ASU No. 2012-01 through ASU 2011-02, which is not expected to have a material impact on the consolidated financial statements upon adoption.

6. Property and Equipment

Property and equipment are comprised of the following:

	June 30,	December 31,
	2012	2011
Computer hardware and purchased software	$281,846	$241,154
Leasehold improvements	220,166	215,680
Furniture and fixtures	88,322	79,722

	590,334	536,556
Less: accumulated depreciation and amortization	(518,222)	(503,785)
Property and equipment, net	$72,112	$32,771

Total depreciation and amortization expense on the Company’s property and equipment for the three and six months ended June 30, 2012 and 2011 amounted to $7,647 and $14,437 and $10,339 and $21,133, respectively.

7. Notes Payable

On March 24, 2004, the Company issued a note payable to a bank for $201,024, bearing a current interest rate of 6.25% per annum (the “Bank Loan”). Monthly principal and interest payments are $3,826 each with the final payment due on April 30, 2014. The note is secured by the personal guarantees of the Company’s founders, as well as a director of the Company. The guarantee by the director is secured by the pledge of the director’s certificate of deposit in the amount of $200,000. In addition, the note is secured by a senior secured interest on all business assets of the Company. The obligation is subject to certain covenants, which require that the Company maintain continuity of operations and which include limitations regarding the Company’s indebtedness. In addition, the bank is a party to an intercreditor agreement involving Authority Loan No. 1 and Authority Loan No. 2 (together, the “Authority Loans”), as discussed and defined below, which provides for cross notifications between the lenders.

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

GLOBALWISE INVESTMENTS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

7. Notes Payable, continued

On June 3, 2011, the Company issued a note payable to the Ohio state development authority in the amount of $750,000, bearing interest at a rate of 1% per annum for the first 12 months, then interest at a rate of 7% per annum for the second 12 months (“Authority Loan No. 2”). The Company is not obligated to remit payments of principal until September 1, 2013. The monthly principal and interest payments, beginning on the third anniversary of the loan origination, are $14,850 and are payable on a monthly basis through July 13, 2017. The note is secured by a senior secured interest on all business assets financed with loan proceeds, as well as a second secured interest in all business assets. Upon maturity, by acceleration or otherwise, the Company shall pay a loan participation fee of $75,000, which is accounted for as a loan premium, accreted monthly utilizing the interest method, over the term of the loan. The interest rate of 1% during the first 12 months of this loan was considered to be below market for that period. The Company further determined that over the life of the loan, the effective interest rate was 5.6% per annum. Accordingly, during the first 12 months of the loan, the Company recorded interest expense at the 5.6% rate per annum. The difference between the interest expense accrual at 5.6% and the stated rate of 1% over the first 12 months is credited to deferred interest. The deferred interest amount that is accumulated over the first 12 months of the loan term will be amortized as a reduction to interest expense over the remaining term of the loan. At June 30, 2012 and December 31, 2011, deferred interest of $34,564 and $17,063, respectively, was reflected within long-term liabilities on the accompanying condensed consolidated balance sheets.

The Authority Loans were granted to the Company in connection with the State of Ohio’s economic development programs. The proceeds from these loans were used by the Company to support its efforts in developing software solutions for its customers.

These Authority Loans are subject to certain covenants and reporting requirements. The Company is required to provide quarterly financial information and certain management certifications. The Company was not in compliance with certain covenants for the Authority Loans through December 31, 2011. On February 10, 2012, the Company requested and received a waiver of non-compliance items relating to the Authority Loans. The Company is required to maintain its principal office in the State of Ohio and within three years of the respective loan origination dates of each of the Authority Loans, to have created and/or retained an aggregate of 25 full time jobs in the State of Ohio. Should the Company not have attained these employment levels by the respective dates, then the interest rates on the Authority Loans shall increase to 10% per annum. The Authority Loans are the subject of an intercreditor agreement involving the Bank Loan, which provides for cross notifications between the lenders in an event of a default.

As of June 30, 2012, the Company had notes payable to an advisor and shareholder, in varying amounts totaling $1,003,556 (the “Notes Totaling $1,003,556”). All of the Notes Totaling $1,003,556 are unsecured and bear interest at 3.25% per annum. Of the Notes Totaling $1,003,556, $472,500 (the “Notes Totaling $472,500”) were issued as of December 31, 2011, and $531,056 (the “Notes Totaling $531,056”) were issued as of June 30, 2012, respectively. The varying amounts of the Notes Totaling $1,003,556 are indicated in the table below reflecting all notes payable except related party notes, at June 30, 2012 and December 31, 2011, respectively.

From January 17, 2012 to February 3, 2012, the Company issued a total of $130,000 in contingently convertible notes to certain of its employees and friends and family of its officers and directors. Of the $130,000 aggregate value of contingently convertible notes issued, $50,000 of these notes were issued to relatives of the Company’s founders and officers (See Note 8 – Notes Payable – Related Parties). Interest is charged on the convertible notes at an interest rate of 10% per annum. Each of the contingently convertible notes shall be due and payable on June 1, 2012 (“Maturity Date”). Provided the Company’s common stock has traded for the 10 days immediately prior to the Maturity Date, the contingently convertible notes may be converted into newly issued shares of the Company’s common stock at the holder’s discretion (subject to a 12-month holding period pursuant to Rule 144 under the Securities Act of 1933, as amended) at a price equal to a 50% discount to the average closing price of the common stock as published on the Over-the-Counter Quote Board during the 90 trading days immediately preceding the Maturity Date, or such shorter number of trading days as the common stock has been publicly traded, as applicable. Otherwise, the contingently convertible notes shall be paid in immediately available funds on the Maturity date. See Note 15 – Subsequent Event for the treatment of the notes issued to certain employees and friends and family of the Company’s officers and directors, incorporated herein by reference.

On June 6, 2012 the Company issued an unsecured note payable to an unrelated third party in the amount of $50,000, bearing interest at 10.00% per annum. The principal and interest is due in full on September 4, 2012.

GLOBALWISE INVESTMENTS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

7. Notes Payable, continued

The table below reflects all notes payable at June 30, 2012 and December 31, 2011, respectively, including the notes comprising the Notes Totaling $472,500 and the Notes Totaling $531,056, with the exception of Note 8 - Notes Payable - Related Parties.

	June 30,	December 31,
	2012	2011
Bank Loan, due April 30, 2014	$78,030	$98,122
Authority Loan No. 1, due August 19, 2015	840,646	956,071
Authority Loan No. 2, due July 13, 2017	750,000	750,000
Note payable dated September 8, 2011 to advisor, due September 2, 2012 (on March 6, 2012 maturity extended an additional 180 days)	17,500	17,500
Note payable dated October 7, 2011 to advisor, due August 19, 2012 (on July 2, 2012 maturity extended an additional 45 days)	7,500	7,500
Note payable dated November 1, 2011 to advisor, due September 11, 2012 (on May 7, 2012 maturity extended an additional 90 days and July 27, 2012 maturity extended an additional 45 days)	7,500	7,500
Note payable dated November 15, 2011 to advisor, due July 1, 2013 (on May 7, 2012 maturity extended an additional 90 days and August 10, 2012 maturity extended to July 1, 2013)	300,000	300,000
Note payable dated November 21, 2011 to advisor, due August 17, 2012 (on May 13, 2012 maturity extended an additional 90 days)	37,500	37,500
Note payable dated December 1, 2011 to advisor, due August 27, 2012 (on May 29, 2012 maturity extended an additional 90 days)	7,500	7,500
Note payable dated December 7, 2011 to advisor, due September 2, 2012 (on June 29, 2012 maturity extended an additional 90 days)	80,000	80,000
Note payable dated December 9, 2011 to advisor, due September 4, 2012 (on June 29, 2012 maturity extended an additional 90 days)	15,000	15,000
Note payable dated January 4, 2012 to advisor, due August 16, 2012 (on July 1, 2012 maturity extended an additional 45 days)	13,556	-
Note payable dated January 9, 2012 to advisor, due August 21 2012 (on July 6, 2012 maturity extended an additional 90 days)	10,000	-
Note payable dated January 19, 2012 to advisor, due August 31, 2012 (on July 16, 2012 maturity extended an additional 45 days)	50,000	-
Note payable dated January 27, 2012 to advisor, due September 8, 2012 (on July 24, 2012 maturity extended an additional 45 days)	5,000	-
Note payable dated January 31, 2012 to advisor, due September 12, 2012 (on July 28, 2012, maturity extended an additional 45 days)	35,000	-
Note payable dated February 10, 2012 to advisor, due September 22 , 2012 (on August 7, 2012 maturity extended an additional 45 days)	85,000	-
Note payable dated February 14, 2012 to advisor, due September 26, 2012 (on August 11, 2012 maturity extended an additional 45 days)	10,000	-

GLOBALWISE INVESTMENTS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

7. Notes Payable, continued

	June 30, 2012	December 31, 2011

Note payable dated February 15, 2012 to advisor, due September 27, 2012 (on August 12, 2012 maturity extended an additional 45 days)	15,000	-
Note payable dated February 20, 2012 to advisor, due August 18, 2012	7,500	-
Note payable dated March 9, 2012 to advisor, due September 5, 2012	104,000	-
Note payable dated March 14, 2012 to advisor, due September 10, 2012	15,000	-
Note payable dated March 15, 2012 to advisor, due September 11, 2012	6,500	-
Note payable dated April 17, 2012 to advisor, due October 14, 2012	7,500	-
Note payable dated April 24, 2012 to advisor, due October 21, 2012	24,000	-
Note payable dated May 10, 2012 to advisor, due November 6, 2012	55,000	-
Note payable dated May 21, 2012 to advisor, due November 17, 2012	50,000	-
Note payable dated June 13, 2012 to advisor, due December 10, 2012	38,000	-
Note payable dated June 6, 2012 to an unrelated third-party, due September 4, 2012	50,000	-
Contingently convertible notes payable June 1, 2012	80,000	-
Total notes payable	2,802,232	2,276,693
Less current portion	(1,417,203)	(747,778)
Long-term portion of notes payable	$1,385,029	$1,528,915

Future minimum principal payments of all notes payable with the exception of the related party notes in Note 8 - Notes Payable - Related Parties, as described in this Note 7 are as follows:

For the Twelve-Month Period Ended June 30,	Amount
2013	$1,417,203
2014	399,774
2015	409,777
2016	218,173
2017	158,212
thereafter	199,093

Total	$2,802,232

As of June 30, 2012 and December 31, 2011, accrued interest for all notes payable with the exception of the related party notes in Note 8 - Notes Payable - Related Parties, was $95,345 and $67,451, respectively, and was reflected within accrued expenses in the accompanying condensed consolidated balance sheets. As of June 30, 2012 and December 31, 2011, accrued loan participation fees were $86,330 and $66,682, respectively, and reflected within accrued expenses in the accompanying condensed consolidated balance sheets. As of June 30, 2012 and December 31, 2011, deferred financing costs were $31,115 and $36,119, respectively, and were reflected within other assets in the accompanying condensed consolidated balance sheets.

GLOBALWISE INVESTMENTS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

7. Notes Payable, continued

Included within interest expense for the three and the six months ended June 30, 2012 and 2011 was $9,611 and $19,648 and $6,803 and $13,606, respectively, of accrued loan participation fees and $2,501 and $4,051 and $843 and $1,405, respectively, of amortized deferred financing costs. Deferred financing costs are amortized over the lives of the respective loans.

For the three and the six months ended June 30, 2012 and 2011, interest expense, including the amortization of deferred financing costs, accrued loan participation fees and deferred interest and related fees, in connection with all notes payable with the exception of the related party notes in Note 8 - Notes Payable - Related Parties, described in this Note 7, was $51,100 and $99,665 and $27,311 and $58,497, respectively.

See Note 15 – Subsequent Event for extension of the term of certain notes referenced in this Note 7, additional notes issued, and the treatment of the notes issued to certain employees and friends and family of the Company’s officers and directors.

8. Notes Payable - Related Parties

On March 29, 2012, the Company issued a note payable to Ramon Shealy, a director of the Company, in the amount of $238,000, bearing interest at a rate of 10% for the term of the note. All principal and interest was due and payable on June 27, 2012. On June 27, 2012, the maturity was extended an additional 60 days. On April 16, 2012 the Company issued a note payable to Ramon Shealy, a director of the Company in the amount of $12,000 bearing interest at a rate of 10% for the term of the note. All principal and interest was due July 12, 2012. On July 12, 2012, the maturity was extended an additional 60 days.

Notes payable due to related parties consist of the following:

	June 30,	December 31,
	2012	2011
Note payable, bearing interest at 8.65% per annum. Principal and unpaid interests are due on January 1, 2014.	$157,292	$157,292

Notes payable, bearing interest at 5.00% per annum. Principal and unpaid interest are due on January 1, 2014.	119,415	105,415

Contingently convertible notes payable, bearing interest at 10% per annum. Principal and unpaid interest due on June 1, 2012.	50,000	—

Note payable, bearing interest at 10% for the term of the note. Principal and unpaid interests are due on August 27, 2012.	238,000	—

Note payable, bearing interest at 10% for the term of the note. Principal and unpaid interest are due September 13, 2012.	12,000	—

Total notes payable - related party	$576,707	$262,707
Less current portion	(300,000)	—
Long-term portion of notes payable-related party	$276,707	$262,707

GLOBALWISE INVESTMENTS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

8. Notes Payable - Related Parties, continued

Future minimum principal payments of these notes payable as described in this Note 8 are as follows:

For the Twelve Months Ended June 30,	Amount
2013	$300,000
2014	276,707
Total	$576,707

As of June 30, 2012 and December 31, 2011, accrued interest for these notes payable-related parties amounted to $189,069 and $157,859, respectively. Of these amounts, $17,494 and $0, respectively, is reflected within accrued expenses, related parties, and $171,575 and $162,138, respectively, is reflected within other long-term liabilities-related parties on the accompanying condensed consolidated balance sheets.

For the three and six months ended June 30, 2012 and 2011, interest expense in connection with notes payable – related parties was $21,211 and $26,933 and $8,753 and $15,605, respectively.

See Note 15 - Subsequent Event for conversion of the contingently convertible notes payable, (in aggregate amount of $50,000) bearing interest at 10% per annum, due June 1, 2012.

9. Deferred Compensation

Deferred compensation consists of accumulated compensation earned by the Company’s two founders and the President and CEO and not paid as of June 30, 2012 and December 31, 2011. Pursuant to the Company’s employment agreements with the founders, the Company has agreed to pay $215,012 deferred compensation in cash to these founders on March 31, 2015.

10. Shares Subject to Mandatory Redemption

As described in Note 13 – Excess of Liabilities over Assets (deficit), Intellinetics and its stockholders entered into an agreement dated January 1, 2000, providing for the mandatory redemption of outstanding shares upon the death of any such stockholder at approximately $0.02 per common share. On November 30, 2011, Intellinetics and its stockholders executed an amended stockholder agreement (“Amended Stockholder Agreement”) by which the price for the re-purchase of shares after November 30, 2011, was reduced to approximately $0.004 per common share, or a redemption obligation of $111,235. The Amended Stockholder Agreement was entered into between Intellinetics and all of its stockholders, effective upon each of their respective acquisitions of shares. Accordingly, all of Intellinetics’ outstanding shares were subject to repurchase under the terms of this agreement. Intellinetics accounted for these shares in accordance with ASC 480, “Mandatorily Redeemable Financial Instruments” and had presented the associated mandatory redemption obligation as Shares Subject to Mandatory Redemption in the liabilities section of the accompanying condensed consolidated balance sheets at December 31, 2011.

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

Future minimum lease payments under this operating lease is as follows:

For the Twelve Months Ended June 30,	Amount
2013	$40,500
2014	40,500
2015	20,250
Total	$101,250

Rent expense charged to operations for the three and six months ending June 30, 2012 and June 30, 2011 amounted to $10,125 and $20,250 and $10,125 and $20,250 respectively.

Financing of Insurance Policy

On March 15, 2012, the Company entered into a financing agreement related to the purchase of an insurance policy for Directors and Officers. The financed amount of $18,387 is included in accrued expenses on the accompanying condensed consolidated balance sheets. The Company incurred financing charges of $1,061 in connection with the financing agreement, which is included in interest expense on the accompanying condensed consolidated statement of operations.

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

GLOBALWISE INVESTMENTS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

13. Excess of Liabilities over Assets (Deficit)

As of December 31, 2011, the holders of common stock were bound by the terms of the Amended Stockholder Agreement which principally restricted sales of Intellinetics’ common stock to outside third parties, unless otherwise approved by the controlling stockholders. Pursuant to the Amended Stockholder Agreement, upon the death, disability or retirement of a stockholder, the stockholder or the stockholder’s estate had the right to require Intellinetics to purchase all of his or her shares in Intellinetics, and Intellinetics had the right to purchase all or any portion of the stockholder’s shares at approximately $0.004 per common share. At December 31, 2011, Intellinetics had presented the redemption amounts due upon death or disability of any such stockholder as Shares Subject to Mandatory Redemption in the liabilities section of the accompanying condensed consolidated balance sheets. The Amended Stockholder Agreement was terminated upon the Closing Date of the Share Exchange (See Note 10 – Shares Subject to Mandatory Redemption). Accordingly, effective on the Closing Date, the amount in “excess of liabilities over assets (deficit)” was reclassified into the separate components of common stock, additional paid in capital (deficit), due from stockholders and accumulated deficit, and reported thereupon, in the condensed consolidated balance sheets at June 30, 2012.

The components of the excess of liabilities over assets (deficit) as of December 31, 2011, was as follows:

	Common Stock, no par value		Additional Paid-In	Due From	Accumulated
	Shares	Amount	Capital	Stockholders	Deficit	Total

Balance, December 31, 2011	28,034,850	$—	$(20,384)	$(5,600)	$(3,794,410)	$(3,820,394)

14. Concentrations

Revenues from the Company’s services to a limited number of customers have accounted for a substantial percentage of the Company’s total revenues. For the three months ended June 30, 2012, the Company’s two largest customers, Tiburon, Inc. (“Tiburon”) and Lexmark International, Inc. (“Lexmark”), which are both Resellers, accounted for approximately 39% and 11%, respectively, of the Company’s revenues for that period. For the three months ended June 30, 2011, the Company’ s two largest customer, Careworks (“CareWorks”) and Washington State Patrol (“WSP”), accounted for approximately 12% and 28% of the Company’s revenues for that period. For the six months ended June 30, 2012, the Company’s two largest customers, Tiburon, and Lexmark, which are both Resellers, accounted for approximately 33% and 12%, respectively, of the Company’s revenues for that period. For the six months ended June 30, 2011, the Company’s two largest customers, Tiburon and WSP, of which Tiburon is a Reseller and WSP a direct customer, accounted for approximately 11% and 20% respectively, of the Company’s revenue for the period.

For the three months ended June 30, 2012 and 2011, government contracts represented approximately 32% and 60% of the Company’s total revenues, respectively. A significant portion of the Company’s sales to Tiburon and Lexmark represent ultimate sales to government agencies. For the six months ended June 30, 2012 and 2011 government contracts represented approximately 35% and 55%, respectively, of the Company’s net revenue.

As of June 30, 2012, accounts receivable concentrations from the Company’s two largest customers were 28% and 5% of gross accounts receivable, respectively, and as of June 30, 2011, accounts receivable concentrations from the Company’s two largest customers were 9% and 18% of gross accounts receivable, respectively. Accounts receivable balances from the Company’s two largest customers at June 30, 2012 have subsequently been partly collected.

GLOBALWISE INVESTMENTS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

15. Subsequent Event

As disclosed in Note 7 – Notes Payable, from January 17, 2012 to February 3, 2012, the Company issued a total of $130,000 in contingently convertible notes to certain of its employees and friends and family of its officers and directors (the “Friends and Family Notes”). Of the $130,000 Friends and Family Notes, $50,000 of these notes were issued to relatives of the Company's founders and officers (see Note 8 - Notes Payable - Related Parties). The Friends and Family Notes became due and payable on June 1, 2012, however if certain conditions were met, each of the Friends and Family Notes, could be converted at the holder’s discretion, based on a conversion ratio, to newly issued shares of the Company’s common stock. The note holders notified the Company of their intention to convert in accordance with the term of the notes, however, the notes did not provide for a notice provision for the note holder to exercise the conversion feature and was ambiguous as to the issuer of the shares upon conversion. As such, on July 20, 2012, the Company and each holder of the notes, entered into a First Amendment To Convertible Promissory Notes and all the Friends and Family Notes were converted to common shares of the Company, at the election of each note holder. Pursuant to such conversion, effective July 20, 2012, the Company issued a total of 162,063 common shares, $0.001 par value, (subject to the applicable holding period restrictions under Rule 144).

On July 16, 2012, the Company issued an unsecured note payable to a shareholder in the amount of $95,000, due 45 days from the date of the issuance and bearing interest at a rate of 10% per annum, with the principal and interest to be paid on maturity.

On July 20, 2012, the Company issued an unsecured note payable to a shareholder in the amount of $25,000, due 45 days from the date of the issuance and bearing interest at a rate of 10% per annum, with the principal and interest to be paid on maturity.

On November 15, 2011, the Company issued a promissory note, dated November 15, 2011, in the principal amount of $300,000 in favor of an advisor who is a shareholder, at an interest rate of 3.25% per annum (the “$300,000 Promissory Note”). The $300,000 Promissory Note had a maturity date of May 13, 2012. Pursuant to the $300,000 Promissory Note, the Company made certain customary representations, warranties and covenants. Payment of indebtedness under the $300,000 Promissory Note may be accelerated upon a default in payment or a material default in any of the terms, covenants, agreements, conditions or provisions of the $300,000 Promissory Note, if not cured pursuant to its terms, or in the event of any insolvency or bankruptcy of the Company.

On May 7, 2012, the parties extended the maturity date of the $300,000 Promissory Note to August 11, 2012, without changing any other terms.

On August 10, 2012, the parties further extended the maturity date of the $300,000 Promissory Note to July 1, 2013, without changing any other terms.

On August 7, 2012 (the “Effective Date”), the Company issued a $400,000 Promissory Note (the “$400,000 JMJ Note") to JMJ Financial, ("JMJ", or the “Lender"). The Principal Sum due to the Lender shall be prorated based on the consideration actually funded by the Lender, plus an approximate 10% Original Issue Discount ("OID") that is prorated based on the consideration actually funded by the Lender as well as any other interest or fees, such that the Company is only required to repay the amount funded and the Company is not required to repay any unfunded portion of the $400,000 JMJ Note.

The $400,000 JMJ Note has a maturity date of twelve (12) months from the Effective Date of each amount funded. If the $400,000 JMJ Note is repaid within ninety (90) days of the Effective Date, the interest rate shall be zero percent (0%). If the $400,000 JMJ Note remains outstanding after 90 days, a one-time 5% interest rate will be applied. In addition, the Lender has the right, at any time 90 days after the Effective Date, at its election, to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company. The Conversion Price is the lesser of $1.50 or 70% of the lowest trade price in the 25 trading days previous to the conversion.

The common shares issuable upon conversion of the $400,000 JMJ Note have “piggyback” registration rights and must be included the next registration statement the Company files with the Securities and Exchange Commission. In the event of default under the $400,000 JMJ Note, default interest will accrue at a rate of 18% and the Company will be assessed a significant default penalty as defined in paragraph 8 of the $400,000 JMJ Note.

The initial consideration received on August 8, 2012 was $100,000, and the Company has not received any further consideration to date from the Lender.

The issuance of the $400,000 JMJ Note referred to above (and any shares of common stock underlying them) are made in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the three and six months ended June 30, 2012 and 2011 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q for fiscal quarter ended June 30, 2012 (the “Form 10-Q”). References in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “the Company,” “us,” “we,” “our,” and similar terms refer to Globalwise Investments, Inc., a Nevada corporation (“Globalwise”), and our wholly-owned subsidiary, Intellinetics, Inc., an Ohio corporation (“Intellinetics”). This discussion includes forward- looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

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

Overview

We are an enterprise content management (“ECM”) software development, sales and marketing company serving both public and private sector clients. In the public sector, our products, services and process models serve the critical needs of law enforcement and compliance agencies within the state and local government establishment. We have been providing ECM solutions for customers since 1996. Through our software platforms and value added solutions, our customers are able to realize improvements in business processes, customer service and operational efficiencies. These solutions make the process of storing, organizing, managing and retrieving documents simple, accessible and cost efficient.

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

Our sales cycle has historically been comparatively long (i.e., 18-24 months), and customer margins have varied as we provided customer- focused services and project specific features to satisfy a customers’ specific needs.

Our strategy is to migrate our sales efforts toward a much greater percentage of sales through intermediaries, such as software resellers, rather than through direct sales. We have been developing marketing programs with resellers that facilitate their selling and support of our software solutions. We refer to these resellers as our “channel partners.”

We believe that these channel partner strategy improvements have increased the competitive strength of our platform of products. In addition, we have established a set of business solutions templates that provide base software configurations which we believe will facilitate our delivery and installation of software to our customers. We believe that these advancements, in the aggregate, will allow us to license and sell our products to a broader customer base, shortening our sales cycle, making margins more consistent, and allowing us to expand our sales through new channel partnerships.

To date, most of our software customers install our software onto computers at their location (premises-based). Our software applications are also available through the internet, as a service generally referred to as the “cloud” or “SaaS” (“software as a service”), allowing customers to avoid the upfront costs of the typical premises-based software installation. We anticipate that software as a service will become a primary source of revenues for us.

Recent Developments

On February 10, 2012, Globalwise, formerly a publicly reporting shell company, entered into a Securities Exchange Agreement (the “Exchange Agreement”) with Intellinetics. Pursuant to the terms of the Exchange Agreement, the former shareholders of Intellinetics surrendered all of the issued and outstanding shares of Intellinetics common stock and received in exchange an aggregate of 28,034,850 shares of Globalwise common stock, on a 4,650-for-1 basis (the “Share Exchange”). Intellinetics became a wholly-owned subsidiary of Globalwise as a result of the Share Exchange. References to the “Company” throughout this Quarterly Report on Form 10-Q refer to the consolidated entity, except as otherwise indicated.

As disclosed in Note 7 – Notes Payable, in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, from January 17, 2012 to February 3, 2012, the Company issued a total of $130,000 in contingently convertible notes to certain of its employees and friends and family of its officers and directors (the “Friends and Family Notes”). Of the Friends and Family Notes, $50,000 of these notes were issued to relatives of the Company’s founders and officers (See Note 8 – Notes Payable – Related Parties), the Friends and Family Notes became due and payable on June 1, 2012, however if certain conditions were met, each of the Friends and Family Notes, could be converted at the holder’s discretion, based on a conversion ratio, to newly issued shares of the Company’s common stock. The note holders notified the Company of their intention to convert in accordance with the term of the notes, however, the notes did not provide for a notice provision for the note holder to exercise the conversion feature and was ambiguous as to the issuer of the shares upon conversion. As such, on July 20, 2012, the Company and each holder of the notes, entered into a First Amendment To Convertible Promissory Notes and all the Friends and Family Notes were converted to common shares of the Company, at the election of each note holder. Pursuant to such conversion, on July 20, 2012, the Company issued a total of 162,063 common shares, $0.001 par value, (subject to the applicable holding period restrictions under Rule 144).

On March 29, 2012, the Company issued a note payable to Ramon Shealy, a director of the Company, in the amount of $238,000, bearing interest at a rate of 10% for the term of the note. All principal and interest was due and payable on June 27, 2012. The proceeds were used for working capital needs and operating as a public company. On June 27, 2012, this note was extended an additional 60 days. On April 26, 2012, the Company issued a note payable to Ramon Shealy, a director of the Company, in the amount of $12,000, bearing interest at a rate of 10% for the term of the note. The proceeds were used for working capital needs and operating as a public company. All principal and interest was due and payable on July 12, 2012. On July 12, 2012, the maturity was extended an additional 60 days.

During the six months ended June 30, 2012, the Company issued notes payable to an advisor and shareholder totaling $531,056. These unsecured notes bear interest at 3.25% per annum, with principal and interest due 180 days from the date of issuance. The proceeds were used for working capital needs and operating as a public company.

On June 6, 2012, the Company issued a note payable to an unrelated third party in the amount of $50,000, bearing an interest rate of 10% per annum. All principal and interest is due and payable on September 4, 2012. The proceeds were used for working capital needs and operating as a public company.

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

For our sales of software without modification and sales of software with modification, our customer base has traditionally been made up of customers with larger projects that can take as much as six months to two years to complete. For these projects, our policy is to not recognize revenue until the project is complete and delivered to our customer. As such, there are spikes in our revenue when these projects are completed and the associated revenue is recognized. As a result, revenues for sales of software without modification and sales of software with modification may vary widely from quarter to quarter.

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

Costs of revenues also include the costs of server hosting and software as a service applications, as well as certain third-party costs and hardware costs incurred. Third-party and hardware costs may vary widely from quarter to quarter.

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

Interest, Net

Interest, net, consists primarily of interest expense associated with our notes payable. See Results of Operations – Interest Expense – Net, for additional information.

Results of Operations

The Three and Six Months Ended June 30, 2012 Compared to the Three and Six Months Ended June 30, 2011.

Overview

We reported net losses of $155,250 and $93,039 for the three months ended June 30, 2012 and 2011, respectively, representing an increase in net loss of $62,211 or 67%. An increase in gross profit of $232,462, or 64%, for the three months ending June 30, 2012 was offset by a $294,673 net increase in operating and other expenses during this period. We reported net losses of $1,303,123 and $464,144 for the six months ended June 30, 2012 and 2011, respectively, representing an increase in net loss of $838,979, or 181%. An increase in gross profit of $253,860 for the six months ended June 30, 2012 was offset by a $1,092,839 net increase in operating and other expenses during this period. Our increase in operating expenses for the three and six months ended June 30, 2012 was principally related to costs that we incurred in connection with the Share Exchange and the corresponding costs of public company reporting, as well as the costs of additional sales and marketing personnel.

Revenues

Our total revenues for the three months ended June 30, 2012 were $887,285 as compared to $582,051 for the three months ended June 30, 2011, an increase of $305,234, or 52%, primarily attributable to increases in revenues from software licenses with substantive modification, software maintenance services and consulting services as described below. Our total revenues for the six months ended June 30, 2012 were $1,247,613 as compared to $821,177 for the six months ending June 30, 2011, an increase of $426,436 or 52%. The increase was primarily attributable to increases in revenues from software licenses with substantive modification, software maintenance services and consulting services as described below.

Sale of Software Licenses without Modification

Revenues from the sale of software licenses without modification principally consist of sales of additional or upgraded software licenses and applications to existing customers and sales of software to our resellers. Software in this sales category is sold without substantive modification. These software license revenues were $34,939 and $19,925, respectively, for the three months ended June 30, 2012 and 2011, representing an increase of $15,014, or 75%. For the six months ended June 30,2012 and 2011, these revenues were $56,678 and $36,800, respectively, representing an increase of $19,878, or 54%.The improvement in sales of software licenses without modification was due in part to our efforts to develop and expand our channel partner reseller organization. In addition, we have found that after the initial installation, many of our customers will later deploy our software into other areas and functions of the organization. We are able to add these additional licenses for our customers generally with very little effort. This results in additional software sales for us. Our license revenues are impacted by the competitive strength of our software products, as well as general economic and industry conditions, and we have seen a moderate improvement in information technology spending within the private sector markets that we serve.

Sale of Software Licenses with Substantive Modification

Although we have traditionally provided our software to customers through customized solutions, increasingly, we are providing our resellers and our direct customers with software solutions that require less customization and in turn allow us to shorten our sales cycle. A new customized software engagement typically begins with a thorough assessment and mapping of the customer’s needs, capacities and information technology environment. Upon the completion of the needs analysis, we then prepare a specifications document in order to determine the scope and extent of modification work required. Then, the customization work starts with the foundation of our core software applications upon which we develop custom modifications, features, enhancements and integration that would meet the outlined specifications. Each application is thoroughly tested by us before being installed at the customer’s location. Revenues from the sale of software licenses with substantive modification were $393,403 for the three months ended June 30, 2012, as compared to $227,979 for the three months ended June 30, 2011, an increase of $165,424, or 73%. For the six months ended June 30, 2012 and 2011, revenues were $413,395 and $242,764, an increase of $170,631, or 70%. This was primarily the result of new accounts that we have gained through our expanded sales channel partners.

Sale of Software as a Service

For those customers that wish to avoid the upfront costs of typical premises-based software installations, we provide access to our software solutions as a service, accessible through the internet. Our customers typically enter into software as a service agreements for periods in excess of one year. Under these agreements, we generally provide access to the applicable software, data storage and related customer assistance and support. Our software as a service revenue was $24,596 and $37,910 for the three months ended June 30, 2012 and 2011, respectively, a decrease of $13,314 or 35%. For the six months ended June 30, 2012 and 2011, software as a service revenue was $53,637 and $69,327, respectively, a decrease of $15,690 or 23%.

Sale of Software Maintenance Services

Software maintenance services revenues consist of fees for post contract customer support services provided to license holders. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. Customer support revenues are generated from customers that have purchased our software. A substantial portion of these revenues were generated from customers to whom we sold software in prior years who have continued to renew their maintenance agreements. The terms of support and maintenance agreements are typically 12 months. Our software maintenance support revenue was $195,857 for the three months ended June 30, 2012 as compared to $160,209 for the three months ended June 30, 2011 an increase of $35,648, or 22%. Our software maintenance support revenue for the six months ended June 30, 2012 and 2011 were $373,308 and $314,242, respectively, an increase of $59,066, or 19%. The increase was primarily the result of new accounts that we have gained through our expanded sales channel partners and renewals of existing maintenance agreements.

Sales of Consulting Services

Consulting services revenues consist of revenues from consulting, advisory services, training, and projects to assist customers with the uploading of client data into the client’s applications. Consulting services revenues for the three months ended June 30, 2012 and 2011 were $238,490 and $136,028, respectively, an increase of $102,462, or 75%. For the six months ended June 30, 2012 and 2011 consulting revenues was $350,595 and $158,044, respectively, an increase of $192,551 or 122% . These increases primarily resulted from the increase in new projects brought to us through our growing sales channel partner organization, including a client document conversion project.

Cost of Revenues

The cost of revenues during the three months ended June 30, 2012 and 2011 were $290,162 and $217,390, respectively, representing an increase of $72,772, or 33%. The cost of revenues during the six months ended June 30, 2012 and 2011 were $594,109 and $421,533, respectively, representing an increase of $172,576 or 41%. The increase in total cost of revenues is primarily the result of additional staff hired to meet the growing demand for our products and services and third-party costs in connection with a client document conversion project.

Gross Margins

The gross margin for the three months ended June 30, 2012 was 67% as compared to 63% for the three months ended June 30, 2011. Overall gross margin for the six months ended June 30, 2012 was 52%, as compared to 49% for the six months ended June 30, 2011.

Cost of License Revenues – without Modification

Cost of license revenues consists primarily of third-party software licenses that are sold in connection with our core software applications. Cost of license revenues without modification was $14,627 and $5,084 for the three months ended June 30, 2012 and 2011, respectively, representing an increase of $9,543, or 188%. For the six months ended June 30, 2012, costs were $31,832, as compared to $9,451 for the six months ended June 30, 2011, representing an increase of $22,381or 237%. Gross margin for this product category decreased from 74% for the three months ended June 30, 2011 to 58% for the three months ended June 30, 2012, reflecting an increase in third-party costs incurred. Gross margin for this product category decreased from 74% for the six months ended June 30, 2011 to 44% for the six months ended June 30,2012, reflecting an increase in third-party costs.

Cost of License Revenues – with Substantial Modification

Cost of revenues consists primarily of the compensation of our software engineers and implementation consultants. Costs were $109,229 for the three months ended June 30, 2012, as compared to $121,052 for the three months ended June 30, 2011, representing a decrease of $11,823, or 10%. For the six months ended June 30, 2012, costs were $262,855, as compared to $229,490 for the six months ended June 30, 2011, representing an increase of $33,365 of 15%.

Gross margins for this product category were 72% and 46% for the three months ended June 30, 2012 and 2011, respectively. Gross margins for this product category were 36% and 5% for the six months ended June 30, 2012 and 2011, respectively. The gross margin increases for the three and six month periods were the result of costs incurred related to certain larger projects, which had been completed as of June 30, 2012, but for which the related costs had been recognized in previous periods when incurred.

Cost of Software as a Service

Cost of software as a service consists primarily of technical support personnel and related costs. Cost of software as a service was $7,364 for the three months ended June 30, 2012, as compared to $6,930 for the three months ended June 30, 2011, representing an increase of $434, or

6%. The increase in the cost of software was due to the software revenue mix of selling more software to government agencies, which reduced the revenue for this product. For the six months ended June 30, 2012 costs were $13,894, as compared to $13,516 for the six months ended June 30, 2011, representing an increase of $378, or 3%. The increase in the cost of software was due to the software revenue mix of selling more software to government agencies, which reduced the revenue for this product.

Gross margins for this product category were 70% and 82% for the three months ended June 30, 2012 and 2011, respectively and 74% and 81% for the six months ended June 30, 2012 and 2011 respectively. The decrease in margins was due to the software revenue mix of selling more software to government agencies, which have a lower gross margin than non-government clients.

Cost of Software Maintenance

Cost of software maintenance consists primarily of technical support personnel and related costs. Cost of software maintenance for the three months ended June 30, 2012 was $36,404 compared to $29,449 for the three months ended June 30, 2011, representing an increase of $6,955, or 24%. For the six months ended June 30, 2012 costs were $61,284, as compared to $52,172 for the six months ended June 30, 2011, representing an increase of $9,122, or 17%. The increase in costs for the three and six months ending June 30, 2012 were a direct result from an increase in revenues for this product category, as well as our focused efforts to reduce support costs through better utilization of knowledge-based tools and our customer support portal.

Gross margins in this product category were 81% and 82% for the three months ended June 30, 2012 and 2011, respectively. For the six months ending June 30, 2012 and 2011, the gross margins were 84% and 83%, respectively.

Cost of Consulting Services

Cost of consulting services consists primarily of the compensation of our software engineers and implementation consultants and related third-party costs. Cost of consulting services was $122,538 for the three months ended June 30, 2012, as compared to $54,875 for the three months ended June 30, 2011, representing an increase of $67,663 or 123%. This increase resulted primarily from additional third-party costs incurred related to a client document conversion project. For the six months ended June 30, 2012 costs was $224,244, as compared to $116,904 for the six months ending June 30, 2011, representing an increase of $107,340, or 92% . This increase resulted primarily from additional third-party costs incurred related to a client document conversion project.

Gross margins in this product category were 49% and 60% for the three months ended June 30, 2012 and 2011, respectively. Gross margins in this product category were 36% and 26% for the six months ended June 30, 2012 and 2011 respectively. Gross margins related to consulting services are typically lower and may vary widely, depending upon the nature of the consulting project.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $348,976 during the three months ended June 30, 2012 as compared to $278,773 during the three months ended June 30, 2011, representing an increase of $70,203, or 25%. The increase is primarily due to expenses of $85,427, consisting of legal, consulting and professional fees incurred related to the costs of operating and reporting as a public company. For the six months ended June 30, 2012, general and administrative expenses were $1,169,198, as compared to $501,631 for the six months ended June 30, 2011, representing an increase of $667,567, or 133%. The increase is primarily due to expenses of $676,668 consisting of legal, consulting and professional fees incurred related to the Share Exchange and the corresponding costs of operating and reporting as a public company

Sales and Marketing Expenses

Sales and marketing expenses increased by $190,915 or 144% during the three months ended June 30, 2012 to $323,439 from $132,524 for the three months ended June 30, 2011. The increase is primarily related to our increased emphasis on selling activities, which includes the expansion of our sales team, increased promotional marketing activities and increased travel expenses. For the six months ended June 30, 2012, sales and marketing expense increased by $374,408, or 142% during the six months ended June 30, 2012 to $645,333 from $266,925 for the six months ended June 30, 2011. An increase of $276,764 from the expansion of the sales team and an increase of travel of $65,251 make up the primary increase for the six months ended June 30, 2012.

Depreciation and Amortization

Depreciation and amortization was $7,647 for the three months ended June 30, 2012, as compared to $10,339 for the three months ended

June 30, 2011, representing a decrease of $2,692 or approximately 26%, and $14,437 for the six months ended June 30, 2012, as compared to $21,133 for the six months ended June 30, 2011, representing a decrease of $6,696, or approximately 32%. The decrease in both periods are the result of certain assets becoming fully amortized.

Interest Expense, Net

Interest expense, net, was $72,311 during the three months ended June 30, 2012 as compared to $36,064 during the three months ended June 30, 2011, representing an increase of 36,247, or 101%. The increase resulted primarily from accruals of participation fees in the amount of $10,037 associated with a note payable, as well as an increase in the average debt balance outstanding during the three months ended June 30, 2012. For the six months ending June 30, 2012, interest expense increased $53,560 to $127,659 from $74,099 for the six months ended June 30, 2011. The increase resulted from additional loans of over $2,000,000 received between July 1, 2011 through June 30, 2012, which caused an increase in interest expense for the six months ended June 30, 2012.

Liquidity and Capital Resources

We measure our liquidity in a variety of ways, including the following:

June 30, 2012

Cash	$17,366
Working Capital Deficiency	$(3,018,212)

Through June 30, 2012, we have incurred cumulative net losses since inception of $4,986,298.

From our inception, we have generated revenues from the sales and implementation of our internally generated software applications.

Our plan is to increase our sales and market share by developing an expanded network of resellers through which we expect to sell our expanded software product portfolio. We expect that this marketing initiative will require us to hire and develop an expanded sales force and enhance our product marketing efforts, all of which will require additional capital.

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

We expect that through the next 10 to 16 months, the capital requirements to fund our growth and to cover the operating costs of a public company will consume substantially all of the cash flows that we intend to generate from our operations, as well as from the proceeds of intended issuances of debt and equity securities. We further believe that during this period, while we are focusing on the growth and expansion of our business, the gross profit that we expect to generate from operations will not generate sufficient funds to cover these anticipated operating costs. Accordingly, we require external funding to sustain operations and to follow through on the execution of our business plan. However, there can be no assurance that our plans as discussed above will materialize and/or that we will be successful in funding estimated cash shortfalls through additional debt or equity capital and through the cash generated by our operations. Given these conditions, our ability to continue as a going concern is contingent upon us being able to secure an adequate amount of debt or equity capital to enable us to meet our cash requirements. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrants into established markets, the competitive environment in which we operate and the current capital raising environment. These factors, among others, raise substantial doubt that we will be able to continue as a going concern.

Since inception, our operations have primarily been funded through a combination of operating margins, state business development loans, bank loans and loans from friends and family. Although management believes that we may have access to capital resources, there are currently no commitments in place for new financing, and there is no assurance that we will be able to obtain funds on commercially acceptable terms, if at all.

During the six months ended June 30, 2012, we raised $975,056 in net new funds through the issuance of both conventional and contingently convertible notes. The proceeds from these notes were used to fund our working capital needs and the costs of the Share Exchange.

We intend to raise a minimum of $2,000,000 during the years 2012 and 2013 through a private placement of debt and equity securities, or some other financing source. We expect the funds raised through this private placement or other financing sources will be used to fund our operations, including the costs that we expect to incur as a public company, and to fund our growth plans by increasing staff and operations to complete the build-out of our expanded reseller network which we believe will enable us to expand into additional markets and deepen our penetration of existing markets. The current level of cash and operating margins is not enough to cover our existing fixed and variable obligations, so increased revenue performance and the addition of capital are critical to our success. If we are not able to raise these additional funds through the private placement or some other financing source, we may take one or more of the following actions to help conserve cash, including (i) limiting the hiring of additional personnel, (ii) reducing existing staffing, (iii) deferring the payment of compensation to our key employees, (iv) negotiating extended payment terms to vendors, advisors and consultants and (v) offering incentives to customers which would reward the early remittance of payments to us.

Assuming that we are successful in our growth plans and development efforts, we believe that we will be able to raise additional funds through sales of our common stock, issuance of debt or some other financing source. There is no guarantee that we will be able to raise these additional funds or do so on acceptable terms.

Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

The Company’s outstanding indebtedness at June 30, 2012 is as follows:

•	$1,003,556 owed to an advisor and shareholder pursuant to various promissory notes that mature 180 to 594 days from the date of issuance (the 594th day being July 1, 2013); interest at June 30, 2012 was charged at a rate of 3.25% per annum. We utilized these proceeds for working capital needs and operating as a public company;

•	$157,292 owed to a related party pursuant to a promissory note that matures on January 1, 2014; interest at June 30, 2012 was charged at a rate of 8.65% per annum. We utilized these proceeds for working capital needs and operating as a public company;

•	$119,415 owed to related parties pursuant to two promissory notes that mature on January 1, 2014; interest at June 30, 2012 was charged at a rate of 5.00% per annum. We utilized these proceeds for working capital needs and operating as a public company;

•	$840,646 owed to the State of Ohio pursuant to a loan agreement and note that matures on July 1, 2015; interest at June 30, 2012 was charged at a rate of 6.00% per annum; we utilized the proceeds from this loan to finance the development of customer software applications;

•	$750,000 owed to the State of Ohio pursuant to a loan agreement and note that mature on June 1, 2018; interest at June 30, 2012 was charged at a rate of 7.00% per annum; we utilized the proceeds from this loan to finance the development of customer software applications;

•	$78,030 owed to a bank pursuant to a loan agreement and note that matures on April 30, 2014; interest at June 30, 2012 was charged at a rate of 3.25% per annum; we utilized the proceeds from this loan for working capital needs;

•	$250,000 (aggregate principal amount) owed to director of the Company, that matures on August 27, 2012 and September 13, 2012; interest is charged at 10% for the term of the notes. We utilized these proceeds for working capital needs and operating as a public company;

•	$130,000 contingently convertible promissory notes that matured on June 1, 2012, of which $50,000 is owed to related parties; interest is charged at 10% per annum. We utilized these proceeds for working capital needs and operating as a public company; and

•	$50,000 owed to a non-related party pursuant to a promissory note that matures on September 4, 2012; interest at June 30, 2012 was charged at a rate of 10% per annum. We utilized these proceeds for working capital needs and operating as a public company.

There were no material commitments for capital expenditures at June 30, 2012.

Cash Flows

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2012 and 2011 was $914,267 and $295,954, respectively. During the six months ended June 30, 2012, the net cash used in operating activities was primarily attributable to the net loss adjusted for non- cash expenses of $1,283,682 and a decrease in net operating assets of $369,415. During the six ended June 30, 2011, the net cash used in operating activities was primarily attributable to the net loss adjusted for non-cash expenses of $452,772, by a decrease in net operating assets of $156,818.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2012 and 2011 amounted to $48,178 and $5,275, respectively, and was related to the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2012 amounted to $839,540. The net cash provided by financing activities resulted primarily from new borrowings of $975,056, of which $314,000 was borrowed from related parties. These borrowings were partially offset by $135,516 of notes payable repayments, of which $0 was repaid to related parties.

Net cash provided by financing activities for the six months ended June 30, 2011 amounted to $277,685. The net cash provided by financing activities resulted primarily from new borrowings of $322,500, of which $87,500 was borrowed from related parties. These borrowings were partially offset by $44,815 of notes payable repayments, of which $22,440 was repaid to related parties.

Critical Accounting Policies and Estimates

Liquidity, Going Concern and Management’s Plans

We have incurred substantial recurring losses since our inception. The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. We intend to raise a minimum of $2,000,000 during the years 2012 and 2013 through issuance of debt and equity securities, or some other financing source. We are also in the process of exploring strategies to increase our existing revenues. We believe we will be successful in these efforts; however, there can be no assurance we will be successful in raising additional debt or equity financing or finding any other financing source to fund our operations on terms agreeable to us. These matters raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

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

A description of significant accounting policies that require us to make estimates and assumptions in the preparation of our consolidated financial statements is as follows:

Revenue Recognition

We generate revenues from the sale of software licenses, both with and without modification, from consulting services without an associated software sale, from maintenance services performed under periodic contracts, and agreements that provide customers the use of our software applications as a service.

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

In connection with the sale of software with substantive modification, we provide the customer with a solution that is customized or configured to fit the customer’s particular needs. We typically start with our core software applications and then develop customized modifications and/or configuration enhancements that would meet the specific needs of the customer. Upon completion of software development work, we deliver the software to the customer only after the customized software had passed our internal testing.

We record the revenues for these sales as prescribed by ASC 985-605, in accordance with the contract accounting guidelines in ASC topic 605-35 “Revenue Recognition: Construction-Type and Production-Type Contracts” (“ASC 605-35”), after evaluating for separation of any non- ASC 605-35 elements in accordance with the provisions of ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements,” as updated.

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

Revenues generated under maintenance contracts are recognized ratably over the term of the contract. Software as a service revenues are typically billed on a monthly or annual basis.

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

Item 3 . Quantitative and Qualitative Disclosures About Market Risk.

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

We carry out a variety of on-going procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2012.

Changes in Internal Control Over Financial Reporting

Other than as disclosed below, there were no changes in our internal control over financial reporting during the quarter ended June 30,

2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On February 10, 2012, Globalwise and Intellinetics consummated the Share Exchange pursuant to which Intellinetics became a wholly- owned subsidiary of Globalwise, a former shell company. As a result of the Share Exchange, the Company became an operating entity and implemented the following changes to its overall internal control over financial reporting:

Addition of internal accounting personnel;

Engagement of a third-party consultant with more than 30 years of accounting experience to assist the Company with the application of applicable accounting principles and analysis of complex accounting matters. The third party consultant replaced the previously retained third party consulting firm;

Engagement of a third-party consulting firm to assist the Company with its internal accounting functions and external financial reporting;

Application of formalized processes for revenue recognition;

Application of formalized processes for reporting sales and new contracts; and

Enhanced its processes to timely evaluate potential material events that could trigger Form 8-K filing requirements.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As disclosed in Note 7 – Notes Payable, in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, incorporated by reference herein, from January 17, 2012 to February 3, 2012, the Company issued a total of $130,000 in contingently convertible notes to certain of its employees and friends and family of its officers and directors (the “Friends and Family Notes”). Of the $130,000 aggregate value of contingently convertible notes issued, $50,000 of these notes were issued to relatives of the Company’s founders and officers (as disclosed in Note 8 – Notes Payable – Related Parties), The proceeds were used for working capital needs and operating as a public company. The Friends and Family Notes became due and payable on June 1, 2012, however if certain conditions were met, each of the Friends and Family Notes, could be converted at the holder’s discretion, based on a conversion ratio, to newly issued shares of the Company’s common stock. The note holders notified the Company of their intention to convert in accordance with the term of the notes, however, the notes did not provide for a notice provision for the note holder to exercise the conversion feature and was ambiguous as to the issuer of the shares upon conversion. As such, effective July 20, 2012, the Company and each holder of the notes, entered into a First Amendment To Convertible Promissory Notes and all the Friends and Family Notes were converted to common shares of the Company, at the election of each note holder. Pursuant to such conversion, on July 20, 2012, the Company issued a total of 162,063 common shares, $0.001 par value, (subject to the applicable holding period restrictions under Rule 144).

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

(a)	None.

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

We are a smaller reporting company with a small number of directors and officers who have active roles in our operations. As a result, we currently have an audit committee comprising of two members and we do not have an audit committee financial expert serving on the audit committee. It is anticipated that, in the future, the board of directors will appoint one or more additional members to the audit committee, including an audit committee financial expert.

Item 6. Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibit
2.1	Securities Exchange Agreement by and among Globalwise Investments, Inc. and Intellinetics, Inc., dated as of February 10, 2012 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Commission on February 13, 2012).
3.1.1	Articles of Incorporation of Globalwise Investments, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-QSB filed with the Commission on October 11, 2001).
3.1.2	Certificate of Correction, effective May 22, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 15, 2007).
3.2.1	Bylaws of Globalwise Investments, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10-SB filed with the Commission on October 2, 2000).
3.2.2	Amendment No. 1 to the Bylaws of Globalwise Investments, Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Commission on March 1, 2012).
4.1	Form of Convertible Promissory Note of Intellinetics, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 13, 2012).
4.2	Form of First Amendment to Convertible Promissory Note to that certain Convertible Promissory Note referenced in Exhibit 4.1 of the Exhibit Index to this Form 10-Q.
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 13, 2012).
10.2	Form of Promissory Note by Intellinetics, Inc. in favor of Alpharion Capital Partners, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed with the Commission on February 13, 2012).
10.3	Form of Promissory Note Extension Agreement by and among Intellinetics, Inc. and Alpharion Capital Partners, Inc.
10.4	Form of Stock Award Agreement (incorporated by reference to Exhibit 10.34 to the Company’s Current Report on Form 8-K filed with the Commission on February 13, 2012).
10.5	Lease Renewal Agreement by and between Intellinetics, Inc. and Dividend Drive LLC, dated as of February 21, 2012 (incorporated by reference to Exhibit 10.41 to the Company’s Current Report on Form 8-K/A filed with the Commission March 30, 2012).
10.6	Waiver, dated as of February 10, 2012, of non-compliance items relating to the Loan Agreement between Intellinetics, Inc. and the Director of Development of the State of Ohio, dated July 17, 2009, as amended, and the Loan Agreement between Intellinetics, Inc. and the Director of Development of the State of Ohio, dated June 3, 2011 (incorporated by reference to Exhibit 10.43 to the Company’s Current Report on Form 8-K/A filed with the Commission on March 30, 2012).
10.7	Promissory Note by Globalwise Investments, Inc. in favor of Ramon Shealy in the principal amount of $238,000, dated March 29, 2012 (incorporated by reference to Exhibit 10.44 to the Company’s Current Report on Form 8-K/A filed with the Commission on March 30, 2012).
10.8	Promissory Note Extension Agreement by and among Globalwise Investments, Inc. and Ramon Shealy dated June 27, 2012.
10.9	Promissory Note by Globalwise Investments, Inc. in favor of Alpharion Capital Partners, Inc. in the principal amount of $300,000, dated November 15, 2011.
10.10	Promissory Note Extension Agreement by and among Globalwise Investments, Inc. and Alpharion Capital Partners, Inc. dated May 7, 2012.
10.11	Promissory Note Extension Agreement by and among Globalwise Investments, Inc. and Alpharion Capital Partners, Inc. dated August 10, 2012.
10.12	Promissory Note by Globalwise Investments, Inc. in favor of JMJ Financial in the principal amount of $400,000, dated August 7, 2012.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBALWISE INVESTMENTS, INC.

Dated: August 13, 2012	By:	/s/ William J. Santiago

William J. Santiago
President and Chief Executive Officer (Principal Executive
Officer)

Dated: August 13, 2012	By:	/s/ Matthew L. Chretien

Matthew L. Chretien
Executive Vice President, Chief Technology Officer and
Treasurer
(Principal Financial Officer and Principal Accounting Officer)

