Form 10-Q/A
period 2012-06-30
GLOBALWISE INVESTMENTS INC
filed 2012-08-14
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

Globalwise Investments, Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2012, because a short while ago, our financial printer and Edgar filer, filed an incorrect version of the Company’s Form 10-Q. All reference in this Form 10-Q/A to “Quarterly Report to Form 10-Q” are intended to be references to Quarterly Report on this Form 10-Q/A.

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

On March 29, 2012, the Company issued a promissory note, dated March 29, 2012, in the principal amount of $238,000 in favor of Ramon M. Shealy, a director of the Company, at an interest rate of 10% for the term of the promissory note (the “$238,000 Promissory Note”). The $238,000 Promissory Note had a maturity date of June 27, 2012. All past-due principal and accrued and past-due interest on the $238,000 Promissory Note shall bear interest until paid at the rate of 13%. Pursuant to the $238,000 Promissory Note, the Company made certain customary representations, warranties and covenants. Payment of indebtedness under the $238,000 Promissory Note may be accelerated upon a default in payment or in any of the terms, covenants, agreements, conditions or provisions of the $238,000 Promissory Note, if not cured pursuant to the terms therein, or in the event of any insolvency or bankruptcy of the Company. The $238,000 Promissory Note is filed as Exhibit 10.44 to the Current Report on Form 8-K/A filed on March 30, 2012. The summary of the terms of the $238,000 Promissory Note contained herein is qualified in its entirety by reference such Exhibit 10.44.

On June 27, 2012, the parties extended the maturity date of the $238,000 Promissory Note to August 27, 2012, without changing any other terms. The $238,000 Promissory Note Extended on June 27, 2012 is filed as Exhibit 10.8 to this Quarterly Report on Form 10-Q. The summary of the terms of the $238,000 Promissory Note Extended on June 27, 2012 contained herein is qualified in its entirety by reference to Exhibits 10.44 to the Current Report on Form 8-K/A filed on March 30, 2012 and 10.8 herein.

On November 15, 2011, the Company issued a promissory note, dated November 15, 2011, in the principal amount of $300,000 in favor of Alpharion Capital Partners, Inc., an advisor who is a shareholder, at an interest rate of 3.25% per annum (the “$300,000 Promissory Note”). The $300,000 Promissory Note had a maturity date of May 13, 2012. Pursuant to the $300,000 Promissory Note, the Company made certain customary representations, warranties and covenants. Payment of indebtedness under the $300,000 Promissory Note may be accelerated upon a default in payment or a material default in any of the terms, covenants, agreements, conditions or provisions of the $300,000 Promissory Note, if not cured pursuant to its terms, or in the event of any insolvency or bankruptcy of the Company. The $300,000 Promissory Note is filed as Exhibit 10.9 to this Quarterly Report on Form 10-Q. The summary of the terms of the $300,000 Promissory Note contained herein is qualified in its entirety by reference to Exhibit 10.9 herein.

On May 7, 2012, the parties extended the maturity date of the $300,000 Promissory Note to August 11, 2012, without changing any other terms. The $300,000 Promissory Note Extended on May 7, 2012 is filed as Exhibit 10.10 to this Quarterly Report on Form 10-Q. The summary of the terms of the $300,000 Promissory Note Extended on May 7, 2012 contained herein is qualified in its entirety by reference to Exhibits 10.9 and 10.10 herein.

On August 10, 2012, the parties further extended the maturity date of the $300,000 Promissory Note to July 1, 2013, without changing any other terms. The $300,000 Promissory Note Extended on August 10, 2012 is filed as Exhibit 10.11 to this Quarterly Report on Form 10-Q. The summary of the terms of the $300,000 Promissory Note Extended on August 10, 2012 contained herein is qualified in its entirety by reference to Exhibits 10.9, 10.10 and 10.11 herein.

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

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As disclosed in Note 7 – Notes Payable, in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, incorporated by reference herein, from January 17, 2012 to February 3, 2012, the Company issued a total of $130,000 in contingently convertible notes to certain of its employees and friends and family of its officers and directors (the “Friends and Family Notes”). Of the $130,000 aggregate value of contingently convertible notes issued, $50,000 of these notes were issued to relatives of the Company’s founders and officers (as disclosed in Note 8 – Notes Payable – Related Parties), The proceeds were used for working capital needs and operating as a public company. The Friends and Family Notes became due and payable on June 1, 2012, however if certain conditions were met, each of the Friends and Family Notes, could be converted at the holder’s discretion, based on a conversion ratio, to newly issued shares of the Company’s common stock. The note holders notified the Company of their intention to convert in accordance with the term of the notes, however, the notes did not provide for a notice provision for the note holder to exercise the conversion feature and was ambiguous as to the issuer of the shares upon conversion. As such, effective July 20, 2012, the Company and each holder of the notes, entered into a First Amendment To Convertible Promissory Notes and all the Friends and Family Notes were converted to common shares of the Company, at the election of each note holder. Pursuant to such conversion, on July 20, 2012, the Company issued a total of 162,063 common shares, $0.001 par value, (subject to the applicable holding period restrictions under Rule 144) in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

(a)

On March 29, 2012, the Company issued a promissory note, dated March 29, 2012, in the principal amount of $238,000 in favor of Ramon M. Shealy, a director of the Company, at an interest rate of 10% for the term of the promissory note (the “$238,000 Promissory Note”). The $238,000 Promissory Note had a maturity date of June 27, 2012. All past-due principal and accrued and past-due interest on the $238,000 Promissory Note shall bear interest until paid at the rate of 13%. Pursuant to the $238,000 Promissory Note, the Company made certain customary representations, warranties and covenants. Payment of indebtedness under the $238,000 Promissory Note may be accelerated upon a default in payment or in any of the terms, covenants, agreements, conditions or provisions of the $238,000 Promissory Note, if not cured pursuant to the terms therein, or in the event of any insolvency or bankruptcy of the Company. The $238,000 Promissory Note is filed as Exhibit 10.44 to the Current Report on Form 8-K/A filed on March 30, 2012. The summary of the terms of the $238,000 Promissory Note contained herein is qualified in its entirety by reference such Exhibit 10.44.

On June 27, 2012, the parties extended the maturity date of the $238,000 Promissory Note to August 27, 2012, without changing any other terms. The $238,000 Promissory Note Extended on June 27, 2012 is filed as Exhibit 10.8 to this Quarterly Report on Form 10-Q. The summary of the terms of the $238,000 Promissory Note Extended on June 27, 2012 contained herein is qualified in its entirety by reference to Exhibits 10.44 to the Current Report on Form 8-K/A filed on March 30, 2012 and 10.8 herein.

On November 15, 2011, the Company issued a promissory note, dated November 15, 2011, in the principal amount of $300,000 in favor of Alpharion Capital Partners, Inc., an advisor who is a shareholder, at an interest rate of 3.25% per annum (the “$300,000 Promissory Note”). The $300,000 Promissory Note had a maturity date of May 13, 2012. Pursuant to the $300,000 Promissory Note, the Company made certain customary representations, warranties and covenants. Payment of indebtedness under the $300,000 Promissory Note may be accelerated upon a default in payment or a material default in any of the terms, covenants, agreements, conditions or provisions of the $300,000 Promissory Note, if not cured pursuant to its terms, or in the event of any insolvency or bankruptcy of the Company. The $300,000 Promissory Note is filed as Exhibit 10.9 to this Quarterly Report on Form 10-Q. The summary of the terms of the $300,000 Promissory Note contained herein is qualified in its entirety by reference to Exhibit 10.9 herein.

On May 7, 2012, the parties extended the maturity date of the $300,000 Promissory Note to August 11, 2012, without changing any other terms. The $300,000 Promissory Note Extended on May 7, 2012 is filed as Exhibit 10.10 to this Quarterly Report on Form 10-Q. The summary of the terms of the $300,000 Promissory Note Extended on May 7, 2012 contained herein is qualified in its entirety by reference to Exhibits 10.9 and 10.10 herein.

On August 10, 2012, the parties further extended the maturity date of the $300,000 Promissory Note to July 1, 2013, without changing any other terms. The $300,000 Promissory Note Extended on August 10, 2012 is filed as Exhibit 10.11 to this Quarterly Report on Form 10-Q. The summary of the terms of the $300,000 Promissory Note Extended on August 10, 2012 contained herein is qualified in its entirety by reference to Exhibits 10.9, 10.10 and 10.11 herein.

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

This summary of the terms of the $400,000 JMJ Note contained herein is qualified in its entirety by reference to Exhibit 10.12 filed with this Quarterly Report on Form 10-Q.

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

