Form 10-Q
period 2012-09-30
GLOBALWISE INVESTMENTS INC
filed 2012-11-15
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

As of November 9, there were 33,022,913 shares of the issuer’s common stock outstanding.

GLOBALWISE INVESTMENTS, INC.

Form 10-Q
September 30,
2012

Part I Financial Information

Item 1. Financial Statements

GLOBALWISE INVESTMENTS, INC.

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2012	2011

ASSETS

Current assets:
Cash	$21,205	$140,271
Accounts receivable, net	281,206	335,453
Prepaid expenses and other current assets	51,246	18,398
Total current assets	353,657	494,122

Property and equipment, net	65,375	32,771
Other assets	39,318	46,404

Total assets	$458,350	$573,297

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,024,984	$389,080
Accrued expenses, related parties	30,405	-
Deferred revenues	586,009	964,043
Convertible notes payable, net of discount	97,500	-
Notes payable - current	1,446,310	747,778
Notes payable - related party - current	370,000	-
Total current liabilities	3,555,208	2,100,901

Long-term liabilities:
Deferred compensation	245,357	215,011
Notes payable - net of current portion	1,304,650	1,528,915
Notes payable - related party - net of current portion	276,707	262,707
Deferred interest expense	39,564	17,063
Other long-term liabilities - related parties	169,964	157,859

Total long-term liabilities	2,036,242	2,181,555

Total liabilities other than shares	5,591,450	4,282,456
Shares subject to mandatory redemption	-	111,235
Total liabilities	5,591,450	4,393,691

Commitments and contingencies
Excess of liabilities over assets (deficit)	-	(3,820,394)
Total liabilities and excess of liabilities over assets (deficit)	5,591,450	573,297
Stockholders' deficit:
Common stock, $0.001 par value, 50,000,000 shares authorized; 33,022,913 shares issued and outstanding at September 30, 2012	33,023	-
Additional paid-in capital	312,783	-
Accumulated deficit	(5,478,906)	-
Total stockholders' deficit	(5,133,100)	-
Total liabilities and excess of liabilities over assets (deficit) and stockholders' deficit	$458,350	$573,297

See Notes to these condensed consolidated financial statements.

GLOBALWISE INVESTMENTS, INC. and SUBSIDIARY
Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues:
Sale of software licenses without modification	$84,134	$60,844	$140,812	$97,644
Sale of software licenses with substantive modification	307,167	308,447	720,562	551,211
Software as a service	25,425	41,575	79,062	110,902
Software maintenance services	201,539	148,238	574,848	462,480
Consulting services	93,472	57,922	444,066	215,966

Total revenues	711,737	617,026	1,959,350	1,438,203

Cost of revenues:
Sale of software licenses without modification	8,271	3,810	40,103	13,261
Sale of software licenses with substantive modification	109,229	124,894	372,084	354,384
Software as a service	7,478	7,057	21,372	20,573
Software maintenance services	34,719	29,757	96,003	81,929
Consulting services	67,836	56,404	292,080	173,308

Total cost of revenues	227,532	221,922	821,641	643,455

Gross profit	484,205	395,104	1,137,709	794,748

Operating expenses:
General and administrative	589,403	229,445	1,758,602	731,079
Sales and marketing	293,636	200,228	938,969	467,150
Depreciation	6,737	9,148	21,174	30,281

Total operating expenses	889,776	438,821	2,718,745	1,228,510

Loss from operations	(405,571)	(43,717)	(1,581,036)	(433,762)

Other income (expense)

Interest expense, net	(87,036)	(48,032)	(214,695)	(122,131)

Net loss	$(492,607)	$(91,749)	$(1,795,731)	$(555,893)

Basic and diluted net loss per share	$(0.01)	$(0.00)	$(0.05)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	33,022,913	22,757,100	32,082,486	22,757,100

See Notes to these condensed consolidated financial statements.

GLOBALWISE INVESTMENTS, INC. and SUBSIDIARY

Condensed Consolidated Statement of Excess of Liabilities Over Assets (Deficit) and Stockholders' Deficit

For the Nine Months Ended September 30, 2012

(Unaudited)

	Excess of Liabilities Over	Common Stock		Due from	Additional Paid-in	Accumulated
	Assets (Deficit)	Shares	Amount	Stockholders	Capital	Deficit	Total

Balance, January 1, 2012	$(3,820,394)	-	$-	$-	$-	$-	$-

Effect of termination of the mandatory redemption feature of common stock	3,820,394	28,034,850	28,035	(5,600)	(48,419)	(3,683,175)	(3,709,159)

Receipt of amounts due from stockholders	-	-	-	5,600	-	-	5,600

Acquisition of Globalwise Investments, Inc.	-	4,556,000	4,556	-	(4,556)	-	-

Convertible securities exercised		162,063	162		135,976		136,138
Beneficial conversion option					23,252		23,252
Stock-based compensation expense		250,000	250		174,750		175,000

Stock issued for services		20,000	20		31,780		31,800

Net loss	-	-	-	-	-	(1,795,731)	(1,795,731)

Balance, September 30, 2012	$-	33,022,913	$33,023	$-	$312,783	$(5,478,906)	$(5,133,100)

See Notes to these condensed consolidated financial statements.

GLOBALWISE INVESTMENTS, INC. and SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months ended September 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(1,795,731)	$(555,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21,174	30,281
Amortization of deferred financing costs	7,086	8,099
Amortization of beneficial conversion option	14,210	-
Stock-based compensation	175,000	-
Stock issued for services	31,800
Changes in operating assets and liabilities:
Accounts receivable	54,250	(58,056)
Prepaid expenses and other current assets	(32,848)	(23,398)
Accounts payable and accrued expenses	642,039	15,356
Other long-term liabilities - related parties	42,510	17,570
Deferred interest expense	22,501	8,312
Deferred revenues	(378,034)	(32,800)
Deferred compensation	30,346	60,782
Total adjustments	630,034	26,146
Net cash used in operating activities	(1,165,697)	(529,747)

Cash flows from investing activities:
Repayment of equity receivable	5,600	-
Purchases of property and equipment	(53,779)	(16,109)
Net cash used in investing activities	(48,179)	(16,109)

Cash flows from financing activities:
Proceeds from notes payable	$865,599	$767,500
Proceeds from notes payable - related parties	434,000	345,467
Debt issuance costs	-	(17,058)
Repayment of notes payable	(204,789)	(28,952)
Repayment of notes payable - related parties	-	(409,210)
Net cash provided by financing activities	1,094,810	657,747

Net increase (decrease) in cash	(119,066)	111,891
Cash - beginning of period	140,271	34,014
Cash - end of period	$21,205	$145,905

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$66,400	$63,953

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8.03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation of the condensed consolidated financial position of the Company as of September 30, 2012 and the condensed consolidated results of its operations and cash flows for the three months and nine months ended September 30, 2012 and September 30, 2011, have been included. The Company has evaluated subsequent events through the issuance of this Form 10-Q. Operating results for the three months and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other interim or future period. For further information, refer to the consolidated financial statements and footnotes thereto of Intellinetics for the year ended December 31, 2011 included as Exhibit 99.1 in the Company’s Form 8-K/A filed with the Securities and Exchange Commission on March 30, 2012.

3. Liquidity and Management’s Plans

Through September 30, 2012, the Company has incurred an accumulated deficit since inception of $5,478,906. At September 30, 2012, the Company had a cash balance of $21,205.

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

GLOBALWISE INVESTMENTS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

3. Liquidity and Management’s Plans, continued

The Company expects that through the next 10 to 16 months, the capital requirements to fund the Company’s growth and to cover the operating costs of a public company will consume substantially all of the cash flows that it intends to generate from its operations, as well as from the proceeds of intended issuances of debt and equity securities, if consumed. The Company further believes that during this period, while the Company is focusing on the growth and expansion of its business, the gross profit that it expects to generate from operations will not generate sufficient funds to cover these anticipated operating costs. Accordingly, the Company requires external funding to sustain operations and to follow through on the execution of its business plan. There is no assurance that the Company’s plans as discussed above will materialize and/or that the Company will be successful in funding estimated cash shortfalls through additional debt or equity capital and through the cash generated by the Company’s operations. Given these conditions, the Company’s ability to continue as a going concern is contingent upon it being able to secure an adequate amount of debt or equity capital to enable it to meet its cash requirements. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrants into established markets, the competitive environment in which the Company operates and the current capital raising environment. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the nine months ended September 30, 2012, the Company raised $1,299,599 in net new funds through the issuance of both conventional and contingently convertible notes. The proceeds from these notes were used to fund the Company’s working capital needs and the costs of the Share Exchange.

The Company intends to raise a minimum of $2,000,000 during the years 2012 and 2013 through a private placement of debt or equity securities or some other financing source. The funds raised through this private placement will be used to fund the Company’s operations, including the costs that it expects to incur as a public company, and most importantly, to fund the Company’s plans to increase staff and operations to complete the build-out of its expanded reseller network which the Company believes will enable it to expand into additional markets and deepen its penetration of existing markets. The current level of cash and operating margins is not enough to cover the existing fixed and variable obligations of the Company, so increased revenue performance and the addition of capital are critical to the Company’s success. Should the Company not be able to raise these additional funds through the private placement or some other financing source, the Company would take one or more of the following actions to help it conserve cash, including (i) limiting the hiring of additional personnel, (ii) reducing existing staffing, (iii) deferring the payment of compensation to its key employees, (iv) negotiating extended payment terms to vendors, advisors and consultants and (v) offering incentives to customers which would reward the early remittance of payments to the Company.

Assuming that the Company is successful in its growth plans and development efforts, the Company believes that it will be able to raise additional funds through sales of its stock, issuance of debt or some other financing. There is no guarantee that the Company will be able to raise these additional funds or do so on acceptable terms.

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

The number of customers that comprise the Company’s customer base, along with the different industries, governmental entities and geographic regions, in which the Company’s customers operate, limits concentrations of credit risk with respect to accounts receivable. The Company does not generally require collateral or other security to support customer receivables; however, the Company may require its customers to provide retainers, up-front deposits or irrevocable letters-of-credit when considered necessary to mitigate credit risk. The Company has established an allowance for doubtful accounts based upon facts surrounding the credit risk of specific customers and past collections history. Credit losses have been within management’s expectations. At September 30, 2012 and December 31, 2011, the Company allowances for doubtful accounts was $2,175 and $16,175, respectively.

GLOBALWISE INVESTMENTS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

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

Share Based Compensation

The Company accounts for stock-based payments to employees in accordance with ASC 718, “Stock Compensation” (“ASC 718”). Stock-based payments to employees include grants of stock that are recognized in the consolidated statement of operations based on their fair values at the date of grant.

The Company accounts for stock-based payments to non-employees in accordance with ASC 718 and ASC 505-50, “Equity-Based Payments to Non-Employees,” which requires that such equity instruments are recorded at their fair value on the measurement date, with the measurement of such compensation being subject to periodic adjustment as the underlying equity instruments vest.

Both employee and non-employee grants of stock were fully vested at their respective date of grants. For the nine months ended September 30, 2012 and 2011, the Company recorded share-based compensation to employees of $175,000 and $0. For the nine months ended September 30, 2012 and 2011, the Company recorded share-based compensation to non-employees of $31,800 and $0.

Software Development Costs

Software development costs for software to be sold or otherwise marketed incurred prior to the establishment of technological feasibility are expensed as incurred. The Company defines establishment of technological feasibility as the completion of a working model. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the product are capitalized, if material. To date, all software development costs for software to be sold or otherwise marketed have been expensed as incurred. In accordance with ASC 350-40, the Company capitalizes purchase and implementation costs of internal use software. No such costs were capitalized during the periods presented.

Valuation of Derivative Instruments

ASC Topic 814-40 (Formerly SFAS No. 133, "Accounting for derivative instruments and hedging activities"), requires that embedded derivative instruments be bifuricated and assessed, along with free-standing derivative instruments on their issuance date and in accordance with ASC Topic 815-40-15 (formerly EITF 00-19, "Accounting for derivative financial instruments indexed to, and potentially settled in, a company's own stock") to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. The Company adjusts its derivative liability to fair value at each balance sheet date, and reflects the change in fair value, in its statement of operations as gain or loss on derivative.

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

c) Sale of software as a service

Sale of software as a service consists of revenues from arrangements that provide customers the use of the Company’s software applications, as a service, typically billed on a monthly or annual basis. Advance billings of these services are not recorded to the extent that the term of the arrangement has not commenced and payment has not been received. Revenue on these services is recognized ratably over the term of the underlying arrangement.

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

GLOBALWISE INVESTMENTS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

5. Summary of Significant Accounting Policies, continued

Advertising

The Company expenses the cost of advertising as incurred. Advertising expense for the three and nine months ended September 30, 2012 and 2011 amounted to approximately $15,647 and $53,914, and $19 and $19, respectively.

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

6. Property and Equipment

Property and equipment are comprised of the following:

	September 30,	December 31,
	2012	2011
Computer hardware and purchased software	$281,846	$241,154
Leasehold improvements	220,166	215,680
Furniture and fixtures	88,322	79,722

	590,334	536,556
Less: accumulated depreciation and amortization	(524,959)	(503,785)
Property and equipment, net	$65,375	$32,771

Total depreciation expense on the Company’s property and equipment for the three and nine months ended September 30, 2012 and 2011 amounted to $6,737 and $21,174 and $9,148 and $30,281, respectively.

7. Notes Payable

On March 24, 2004, the Company issued a note payable to a bank for $201,024, bearing a current interest rate of 6.25% per annum (the “Bank Loan”). Monthly principal and interest payments are $3,826 each with the final payment due on April 30, 2014. The note is secured by the personal guarantees of the Company’s founders, as well as a director. The guarantee by the director is secured by the pledge of the directors’ certificate of deposit in the amount of $200,000. In addition, the note is secured by a senior secured interest on all business assets of the Company. The obligation is subject to certain covenants, which require that the Company maintain continuity of operations and which include limitations regarding the Company’s indebtedness. In addition, the bank is a party to an intercreditor agreement involving Authority Loan No. 1 and Authority Loan No. 2 (together, the “Authority Loans”), as discussed and defined below, which provides for cross notifications between the lenders.

On July 17, 2009, the Company issued a note payable to the Ohio State Development Authority in the amount of $1,012,500, bearing interest at a rate of 6.00% per annum (“Authority Loan No. 1”). This loan was funded to the Company in tranches, with $742,479 received during 2009 and $270,021 received during 2010. Pursuant to the terms of the loan, the Company was required to pay only interest through September 30, 2010 and then monthly principal and interest payments of $23,779 each through September 1, 2015. The note is secured by a senior secured interest on all business assets financed with loan proceeds, as well as a second secured interest in all business assets. Upon maturity, by acceleration or otherwise, the Company shall pay a loan participation fee of $101,250, which is accounted for as a loan premium, accreted monthly, utilizing the interest method, over the term of the loan.

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

GLOBALWISE INVESTMENTS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

7. Notes Payable, continued

On June 3, 2011, the Company issued a note payable to the Ohio State Development Authority in the amount of $750,000, bearing interest at a rate of 1% per annum for the first 12 months, then interest at rate of 7% per annum for the second 12 months (“Authority Loan No. 2”). The Company is not obligated to remit payments of principal September 1, 2013. The monthly principal and interest payments, beginning on the third anniversary of the loan origination, are $14,850 and are payable on a monthly basis through August 1, 2018. The note is secured by a senior secured interest on all business assets financed with loan proceeds, as well as a second secured interest in all business assets. Upon maturity, by acceleration or otherwise, the Company shall pay a loan participation fee of $75,000, which is accounted for as a loan premium, accreted monthly utilizing the interest method, over the term of the loan. The interest rate of 1% during the first 12 months of this loan was considered to be below market for that period. The Company further determined that over the life of the loan, the effective interest rate was 5.6% per annum. Accordingly, during the first 12 months of the loan, the Company recorded interest expense at the 5.6% rate per annum. The difference between the interest expense accrual at 5.6% and the stated rate of 1% over the first 12 months is credited to deferred interest. The deferred interest amount that is accumulated over the first 12 months of the loan term will be amortized as a reduction to interest expense over the remaining term of the loan. At September 30, 2012 and December 31, 2011, deferred interest of $39,564 and $17,063, respectively, was reflected within long-term liabilities on the accompanying condensed consolidated balance sheets.

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

As of September 30, 2012, the Company had issued notes payable to an advisor and shareholder totaling $1,101,556 (the” Notes Totaling $1,101,556”). All the Notes Totaling $1,101,556 are unsecured and bear interest at 3.25% per annum. Of the Notes Totaling $1,101,556, $472,500 (the “Notes Totaling $472,500”) were issued as of December 31, 2011 and $629,056 (the “Notes Totaling $629,056”) were issued as of September 30, 2012, respectively. The varying amounts of the Notes Totaling $1,101,556 are indicated below reflecting all notes payable except related party notes, at September 30, 2012 and December 31, 2011, respectively.

GLOBALWISE INVESTMENTS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

7. Notes Payable, continued

From January 17, 2012 to February 3, 2012, the Company issued a total of $130,000 in contingently convertible notes to certain of its employees and friends and family of its officers and directors. Of the $130,000 aggregate value of contingently convertible notes issued, $50,000 of these notes were issued to relatives of the Company’s founders and officers (See Note 8 – Notes Payable – Related Parties). Interest was charged on the convertible notes at an interest rate of 10% per annum. Each of the contingently convertible notes was due and payable on June 1, 2012 (“Maturity Date”). On July 20, 2012 the contingently convertible notes, plus accrued interest totaling $6,138 were converted into newly issued shares of the Company’s common stock at the holder’s discretion (subject to a 12-month holding period pursuant to Rule 144 under the Securities Act of 1933, as amended) at $.84 per share, a price equal to a 50% discount to the average closing price of $1.68, the common stock as published on the Over-the-Counter Quote Board during the 90 trading days immediately preceding the Maturity Date.

On June 6, 2012, the Company issued a note to an individual for $50,000, bearing interest at 10.00% per annum. All principal and interest was due on September 4, 2012. On September 4, 2012 the maturity was extended to December 3, 2012.

On August 7, 2012, (the “Effective Date”), the Company issued a $400,000 Promissory Note (the “$400,000 Note”) to a Lender. The Principal Sum due to the Lender shall be prorated based on the consideration actually funded by the Lender, plus an approximate 10% Original Issue Discount (“OID”) that is prorated based on the consideration actually funded by the Lender as well as any other interest or fees, such that the Company is only required to repay the amount funded and the Company is not required to repay any unfunded portion of the $400,000 Note. The $400,000 Note has a maturity date of twelve (12) months from the Effective Date and accrues interest at zero percent . If the $400,000 Note remains outstanding after 90 days, a one-time 5% interest rate will be applied. In addition, the Lender has the right, at any time 90 days after the Effective Date, at its election, to convert all or part of the outstanding and unpaid Principal Sum and accrued interest into shares of fully paid and non-assessable shares of common stock of the Company. The Conversion Price is the lesser of $1.50 or 70% of the lowest trade price in the 25 trading days previous to the conversion. The common shares issuable upon conversion of the $400,000 Note have “piggyback” registration rights and must be included in the next registration statement the Company files with the “Securities and Exchange Commission. In the event of default under the $400,000 Note, default interest will accrue at a rate of 18% and the Company will be assessed a significant default penalty. The initial consideration received on August 8, 2012 was $100,000, and the Company has not received any further consideration to date from the Lender. An additional $11,111 is payable related to the prorata original issuance discount of 10%. The issuance of the $400,000 Note referred to above (and any shares of common stock underlying them) is made in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company has computed the present value of the amount funded at $99,247 as a result of its non-interest bearing terms. Additionally, the Company recorded a discount in the amount of $23,252 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the interest method of accretion over the expected term of the note. The company recorded amortization of the debt discount in the amount of $14,210 in connection with the initial valuation of the beneficial conversion feature of the note for the quarter ended September 30, 2012. For the quarter ended September 30, 2012 there was no material change in the fair value of the conversion feature and therefore no derivative gain or loss was recognized. As of September 30, 2012, the principal balance net of discount totaled $97,500. See Note 16 - Subsequent Event for amendment to the $400,000 Note, incorporated herein by reference.

The table below reflects all notes payable at September 30, 2012 and December 31, 2011, respectively, including the Notes Totaling $629,056 and the Notes Totaling $472,500, with the exception of the Note 8 - Notes Payable - Related Parties.

	September 30,	December 31,
	2012	2011
Bank Loan, due April 30, 2014	$67,778	$98,122
Authority Loan No. 1, due September 1, 2015	781,626	956,071
Authority Loan No. 2, due August 1, 2018	750,000	750,000
Notes payable to advisor, due November 16, 2012	497,000	127,500
Note payable to advisor, due November 29, 2012	118,556	45,000
Note payable to advisor, due July 1, 2013	300,000	300,000
Note payable to advisor, due November 17, 2012	50,000	-
Note payable to advisor, due December 10, 2012	38,000	-
Note payable to advisor, due November 17 2012	74,000	-
Note payable to advisor, due February 12, 2013	24,000
Note payable due August 6, 2013	97,500	-
Note payable due December 3, 2012	50,000	-
Total notes payable	2,848,460	2,276,693
Less current portion	(1,543,810)	(747,778)
Long-term portion of notes payable	$1,304,650	$1,528,915

GLOBALWISE INVESTMENTS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

7. Notes Payable, continued

Future minimum principal payments of these notes payable with the exception of the related party notes in Note 8 - Notes Payable - Related Parties, as described in this Note 7 are as follows:

For the Twelve-Month Period Ended September 30,	Amount
2013	$1,543,810
2014	419,425
2015	416,302
2016	150,143
2017	160,996
thereafter	157,784

Total	$2,848,460

As of September 30, 2012 and December 31, 2011, accrued interest for these notes payable with the exception of the related party notes in Note 8 - Notes Payable - Related Parties, was $154,391 and $112,942, respectively, and was reflected within accounts payable and accrued expenses on the condensed consolidated balance sheets. As of September 30, 2012 and December 31, 2011, accrued loan participation fees were $95,515 and $66,682, respectively, and reflected within accounts payable and accrued expenses on the condensed consolidated balance sheets. As of September 30, 2012 and December 31, 2011, deferred financing costs were $29,033 and $36,119, respectively, and were reflected within other assets on the condensed consolidated balance sheets.

For the three and nine months ended September 30, 2012 and 2011, interest expense, including the amortization of deferred financing costs, accrued loan participation fees, original issue discounts, deferred interest and related fees and the embedded conversion feature was $71,094 and $214,695 and $48,032 and $122,131, respectively.

See Note 16 – Subsequent Event for additional notes issued.

8. Notes Payable - Related Parties

On March 29, 2012, the Company issued an unsecured note payable to Ramon Shealy ("Mr. Shealy"), a director of the Company, in the amount of $238,000, bearing interest at a rate of 10% for the term of the note. All principal and interest was due and payable on June 27, 2012. On June 27, 2012, the maturity was extended to August 27, 2012. On August 27, 2012 the note was extended to October 25, 2012. On October 24, 2012 the note was extended to November 24, 2012. On April 16, 2012, the Company issued a note payable to Mr. Shealy, in the amount of $12,000, bearing interest at a rate of 10% per quarter. All principal and interest was due on July 15, 2012. On July 12, 2012 the maturity was extended to September 13, 2012. On August 27, 2012 the maturity was extended to November 12, 2012.

On June 20, 2012, the Company issued an unsecured promissory note payable to a relative of the Company’s Founders, in the amount of $14,000, due July 1, 2014 and bearing interest at 5% per annum, with the principal and interest to be paid on maturity.

On July 16, 2012, the Company issued an unsecured note payable to a shareholder in the amount of $95,000, due 45 days from the date of issuance and bearing interest at a rate of 10% per annum, with the principal and interest to be paid on maturity. On July 20, 2012, the Company issued an unsecured note payable to the same shareholder in the amount of $25,000, due 45 days from the date of the issuance and bearing interest at a rate of 10% per annum, with the principal and interest to be paid on maturity. On August 29, 2012 the maturity for both notes were extended to November 16, 2012.

GLOBALWISE INVESTMENTS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

8. Notes Payable - Related Parties, continued

Notes payable due to related parties consist of the following:

	September 30,	December 31,
	2012	2011
Note payable, bearing interest at 8.65% per annum. Principal and unpaid interest are due on January 1, 2014.	$157,292	$157,292

Notes payable, bearing interest at 10% per annum. Principal and unpaid interest are due on November 16, 2012.	120,000	—

Notes payable, bearing interest at 5.00% per annum. Principal and unpaid interest are due on January 1, 2014.	$105,415	105,415

Note payable, bearing interest at 5.00% per annum. Principal and unpaid interest are due on July 1, 2014.	$14,000	—

Note payable, bearing interest at 10% for the term of the note. Principal and unpaid interest are due on November 12, 2012	$12,000	—

Note payable, bearing interest at 10% for the term of the note. Principal and unpaid interest are due on November 24, 2012.	238,000	—

Total notes payable - related party	$646,707	$262,707
Less current portion	(370,000)	—
Long-term portion of notes payable-related party	$276,707	$262,707

8. Notes Payable - Related Parties, continued

Future minimum principal payments of these notes payable as described in this Note 8 are as follows:

For the Twelve Months Ended September 30,	Amount
2013	$370,000
2014	276,707
Total	$646,707

As of September 30, 2012 and December 31, 2011, accrued interest for these notes payable-related parties amounted to $200,369 and $157,859, respectively. Of these amounts, $30,405 and $0, respectively, is reflected within accrued expenses, related parties, and $169,964 and $157,859, respectively, is reflected within other long-term liabilities-related parties on the condensed consolidated balance sheets.

For the three and nine months ended September 30, 2012 and 2011, interest expense in connection with notes payable – related parties was $15,944 and $42,879 and $5,049 and $20,657, respectively.

9. Deferred Compensation

Deferred compensation consists of accumulated compensation earned by the Company’s two founders and the President and CEO and not paid as of September 30, 2012 and December 31, 2011. Pursuant to the Company’s employment agreements with the founders, the Company has agreed to pay deferred compensation totaling $245,357 at September 30, 2012 in cash to these founders in 2015.

10. Shares Subject to Mandatory Redemption

As described in Note 13 – Excess of Liabilities over Assets (deficit), Intellinetics and its stockholders entered into an agreement dated January 1, 2000, providing for the mandatory redemption of outstanding shares upon the death of any such stockholder at approximately $0.02 per common share. On November 30, 2011, Intellinetics and its stockholders executed an amended stockholder agreement (“Amended Stockholder Agreement”) by which the price for the re-purchase of shares for repurchases after November 30, 2011, was reduced to approximately $0.004 per common share, or a redemption obligation of $111,235. The Amended Stockholder Agreement was entered into between Intellinetics and all of its stockholders, effective upon each of their respective acquisitions of shares. Accordingly, all of Intellinetics outstanding shares were subject to repurchase under the terms of this agreement. The Company accounted for these shares in accordance with ASC 480, “Mandatorily Redeemable Financial Instruments” and had presented the associated mandatory redemption obligation as Shares Subject to Mandatory Redemption in the liabilities section of the accompanying condensed consolidated balance sheets, at December 31, 2011.

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

GLOBALWISE INVESTMENTS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

11. Commitments and Contingencies

Employment Agreements

The Company has entered into employment agreements with four of its key executives. Under their respective agreements, the executives serve at will and are bound by typical confidentiality, non-solicitation and non-competition provisions.

Operating Leases

On January 1, 2010, the Company entered into an agreement to lease 6,000 rentable square feet of office space in Columbus, Ohio at a monthly rent of $3,375. The lease commenced on January 1, 2010 and, pursuant to a lease extension dated February 21, 2012, the lease expires on December 31, 2014.

Future minimum lease payments under these operating leases are as follows:

For the Twelve Months Ended September 30,	Amount
2013	$40,500
2014	40,500
2015	10,125
Total	$91,125

Rent expense charged to operations for the three and nine months ended September 30, 2012 and 2011 amounted to $10,125 and $30,375 and $10,125 and $30,375, respectively.

Financing of Insurance Policy

On March 15, 2012, the Company entered into a financing agreement related to the purchase of an insurance policy for Directors and Officers. The financed amount of $9,194 is included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets. The Company incurred financing charges of $1,045 in connection with the financing agreement, which is included in interest expense on the accompanying condensed consolidated statement of operations.

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

Stock Grants

In August 2012, the Company granted 250,000 shares of restricted common stock to an employee and 20,000 shares to a vendor for professional services provided. The share were immediately vested at date of grant and valued at the fair value of the Company's closing stock price on date of grant of $0.70 and $1.59, respectively. For the three months ended September 30, 2012 a non-cash charge of $206,800 was recognized in the statement of operations for these stock grants.

GLOBALWISE INVESTMENTS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

13. Excess of Liabilities over Assets (Deficit)

As of December 31, 2011, the holders of common stock of Intellinetics were bound by the terms of the Amended Stockholder Agreement which principally restricted sales of Intellinetics common stock to outside third parties, unless otherwise approved by the controlling stockholders. Pursuant to the Amended Stockholder Agreement, upon the death, disability or retirement of a stockholder, the stockholder or the stockholder’s estate had the right to require Intellinetics to purchase all of his or her shares in Intellinetics, and Intellinetics had the right to purchase all or any portion of the stockholder’s shares at approximately $0.004 per common share. At December 31, 2011, Intellinetics had presented the redemption amounts due upon death or disability of any such stockholder as Shares Subject to Mandatory Redemption in the liabilities section of the accompanying condensed consolidated balance sheets. The Amended Stockholder Agreement was terminated upon the Closing Date of the Share Exchange (See Note 10 – Shares Subject to Mandatory Redemption). Accordingly, effective on the Closing Date, the amount in “excess of liabilities over assets (deficit)” was reclassified into the separate components of common stock, additional paid in capital (deficit), due from stockholders and accumulated deficit, and reported thereupon, in the condensed consolidated balance sheets at September 30, 2012.

The components of the excess of liabilities over assets (deficit) as of December 31, 2011, was as follows:

	Common Stock, no par value		Additional Paid-In Capital	Due From Stockholders	Accumulated Deficit	Total
	Shares	Amount

Balance, December 31, 2011	28,034,850	$—	$(20,384)	$(5,600)	$(3,794,410)	$(3,820,394)

14. Concentrations

Revenues from the Company’s services to a limited number of customers have accounted for a substantial percentage of the Company’s total revenues. For the three months ended September 30, 2012, the Company’s two largest customers, FormFast, Inc. (“FormFast”) and Tiburon, Inc. (“Tiburon”), which are both Resellers, accounted for approximately 12% and 7%, respectively, of the Company’s revenues for that period. For the three months ended September 30, 2011, the Company’ s two largest customer, Ohio Office of Budget Management (“OBM”) and Careworks (“Careworks”), accounted for approximately 31% and 13% of the Company’s revenues for that period. For the nine months ended September 30, 2012, the Company’s two largest customers, Tiburon and Lexmark International, Inc. (“Lexmark”), which are both Resellers, accounted for approximately 23% and 8%, respectively, of the Company’s revenues for that period. For the nine months ended September 30, 2011, the Company’s two largest customers, OBM and Washington State Patrol ("WSP") which are both direct customers, accounted for approximately 13% and 12% of the Company’s revenue for the period.

For the three months ended September 30, 2012 and 2011, government contracts represented approximately 65% and 70% of the Company’s net revenues, respectively. A significant portion of the Company’s sales to Tiburon and Lexmark represent ultimate sales to government agencies. For the nine months ended September 30, 2012 and 2011 government contracts represented approximately 43% and 64% of the Company’s net revenue respectively.

As of September 30, 2012, accounts receivable concentrations from the Company’s three largest customers were 0%, 7% and 13% of gross accounts receivable, respectively, and as of September 30, 2011, accounts receivable concentrations from the Company’s two largest customers were 1% and 0% of gross accounts receivable, respectively. Accounts receivable balances from the Company’s three largest customers at September 30, 2012 have since been fully collected.

15. Fair Value Measurements

The Company applies ASC Topic 820, Fair Value Measurements and Disclosures, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring or nonrecurring basis. ASC Topic 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC Topic 820 establishes three levels of inputs that may be used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

• Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

• Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

• Level 3 inputs are unobservable inputs for the asset or liability.

The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

Except for the conversion feature related to the $400,000 Note which is measured at fair value on a recurring basis, the Company does not have any financial assets and liabilities or nonfinancial assets and liabilities that are measured and recognized at fair value on a recurring or nonrecurring basis. Management used the following methods and assumptions to estimate the fair values of financial instruments at the balance sheet dates:

• For short-term financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, accrued expenses-related parties, and current notes payable the carrying amounts approximate fair values because of the short maturity of these instruments.

• The carrying value of long term notes payable is at book value which approximates fair value as the interest rates are at market value.

• The fair value of the conversion feature related to the $400,000 Note is determined using a monte-carlo model (Level 2 Inputs) which considers the following significant inputs: the Company's stock price, risk-free interest rate and expected volatility of the Company's stock price over the expected term of the conversion option.

16. Subsequent Event

As disclosed in Note 7 – Notes Payable, on August 7, 2012, the Company issued the $400,000 Note to JMJ. The initial consideration received on August 8, 2012 was $100,000, and the Company has not received any further consideration to date from JMJ. Under the terms of the $400,000 Note, if the $400,000 Note is repaid with an approximate 10% OID within ninety (90) days of August 8, 2012, the interest rate is zero percent (0%). On November 8, 2012, the Company and JMJ entered into an amendment to the $400,000 Note extending the repayment date to 180 days from August 8, 2012 for a fee of 15% added to the $400,000 Note such that the current balance on the $400,000 Note equals the $100,000 consideration plus the $11,111.11 original issue discount plus the 5% one-time interest charge of $5,555.55 plus the 15% extension fee of $17,500.00 for a total current balance due of $134,166.66. If the Company repays the $400,000 Note on or before 180 days from August 8, 2012, an additional prepayment fee of 15% shall be added to the outstanding balance of the $400,000 Note such that the total balance due to JMJ would be $154,291.66. All other terms and conditions of the $400,000 Note remain unchanged.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the three and nine months ended September 30, 2012 and 2011 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q for fiscal quarter ended September 30, 2012 (the “Form 10-Q”). References in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “the Company,” “us,” “we,” “our,” and similar terms refer to Globalwise Investments, Inc., a Nevada corporation (“Globalwise”), and our wholly-owned subsidiary, Intellinetics, Inc., an Ohio corporation (“Intellinetics”). This discussion includes forward- looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

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

As disclosed in Note 7 – Notes Payable, in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, from January 17, 2012 to February 3, 2012, the Company issued a total of $130,000 in contingently convertible notes to certain of its employees and friends and family of its officers and directors (the “Friends and Family Notes”). Of the $130,000 aggregate value of contingently convertible notes issued, $50,000 of these notes were issued to relatives of the Company’s founders and officers (See Note 8– Notes Payable – Related Parties), the Friends and Family Notes became due and payable on June 1, 2012, however if certain conditions were met, each of the Friends and Family Notes, could be converted at the holder’s discretion, based on a conversion ratio, to newly issued shares of the Company’s common stock. The note holders notified the Company of their intention to convert in accordance with the term of the notes; however, the notes did not provide for a notice provision for the note holder to exercise the conversion feature and was ambiguous as to the issuer of the shares upon conversion. As such, on July 20, 2012, the Company and each holder of the notes, entered into a First Amendment to Convertible Promissory Notes and all the Friends and Family Notes were converted to common shares of the Company, at the election of each note holder. Pursuant to such conversion, on July 20, 2012, the Company issued a total of 162,063 common shares, $0.001 par value, (subject to the applicable holding period restrictions under Rule 144).

On March 29, 2012, the Company issued a note payable to Ramon Shealy (“Mr. Shealy”), a director of the Company, in the amount of $238,000, bearing interest at a rate of 10% for the term of the note. All principal and interest was due and payable on June 27, 2012. The proceeds were used for working capital needs and operating as a public company. On June 27, 2012, this note was extended an additional 60 days. On August 27, 2012 the note was extended to October 25, 2012. On October 24, 2012 this note was extended to November 24, 2012. On April 26, 2012, the Company issued a note payable to Mr. Shealy in the amount of $12,000, bearing interest at a rate of 10% for the term of the note. The proceeds were used for working capital needs and operating as a public company. All principal and interest was due and payable on July 12, 2012. On July 12, 2012, the maturity was extended to September 13, 2012. On August 27, 2012 the maturity was further extended to November 12, 2012.

During the nine months ended September 30, 2012, the Company issued notes payable to an advisor and shareholder totaling $629,056. These unsecured notes bear interest at 3.25% per annum, with principal and interest due 180 days from the date of issuance. The proceeds were used for working capital needs and operating as a public company.

On June 6, 2012, the Company issued a note payable to an unrelated third party in the amount of $50,000, bearing an interest rate of 10% per annum. All principal and interest is due and payable on September 4, 2012. On September 4, 2012 the maturity was extended to December 3, 2012. The proceeds were used for working capital needs and operating as a public company.

On August 7, 2012, (the “Effective Date”), the Company issued a $400,000 Promissory Note (the “$400,000 Note”) to a Lender. The Principal Sum due to the Lender shall be prorated based on the consideration actually funded by the Lender, plus an approximate 10% Original Issue Discount (“OID”) that is prorated based on the consideration actually funded by the Lender as well as any other interest or fees, such that the Company is only required to repay the amount funded and the Company is not required to repay any unfunded portion of the $400,000 Note. The $400,000 Note has a maturity date of twelve (12) months from the Effective Date and accrues interest at zero percent . If the $400,000 Note remains outstanding after 90 days, a one-time 5% interest rate will be applied. In addition, the Lender has the right, at any time 90 days after the Effective Date, at its election, to convert all or part of the outstanding and unpaid Principal Sum and accrued interest into shares of fully paid and non-assessable shares of common stock of the Company. The Conversion Price is the lesser of $1.50 or 70% of the lowest trade price in the 25 trading days previous to the conversion. The common shares issuable upon conversion of the $400,000 Note have “piggyback” registration rights and must be included in the next registration statement the Company files with the “Securities and Exchange Commission. In the event of default under the $400,000 Note, default interest will accrue at a rate of 18% and the Company will be assessed a significant default penalty. The initial consideration received on August 8, 2012 was $100,000, and the Company has not received any further consideration to date from the Lender. An additional $11,111 is payable related to the prorata original issuance discount of 10%. The issuance of the $400,000 Note referred to above (and any shares of common stock underlying them) is made in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company has computed the present value of the amount funded at $99,247 as a result of its non-interest bearing terms. Additionally, the Company recorded a discount in the amount of $23,252 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the interest method of accretion over the expected term of the note. The company recorded amortization of the debt discount in the amount of $14,210 in connection with the initial valuation of the beneficial conversion feature of the note for the quarter ended September 30, 2012. For the quarter ended September 30, 2012 there was no material change in the fair value of the conversion feature and therefore no derivative gain or loss was recognized. As of September 30, 2012, the principal balance net of discount totaled $97,500. See Note 16 - Subsequent Event for amendment to the $400,000 Note, incorporated herein by reference.

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

For our sales of software without modification and sales of software with modification, our customer base has traditionally been made up of customers with larger projects that can take as much as nine months to two years to complete. For these projects, our policy is to not recognize revenue until the project is complete and delivered to our customer. As such, there are spikes in our revenue when these projects are completed and the associated revenue is recognized. As a result, revenues for sales of software without modification and sales of software with modification may vary widely from quarter to quarter.

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

Results of Operations

The Three and Nine months Ended September 30, 2012 Compared to the Three and Nine months Ended September 30, 2011

Overview

We reported net losses of $492,607 and $91,749 for the three months ended September 30, 2012 and 2011, respectively, representing an increase in net loss of $400,858 or 437%. An increase in gross profit of $89,101, or 23%, for the three months ending September 30, 2012 was offset by a $450,955 net increase in operating and other expenses during this period. We reported net losses of $1,795,731and $555,893 for the nine months ended September 30, 2012 and 2011, respectively, representing an increase in net loss of $1,239,838, or 223%. An increase in gross profit of $342,961 for the nine months ended September 30, 2012 was offset by a $1,490,235 net increase in operating and other expenses during this period. Our increase in operating expenses for the three and nine months ended September 30, 2012 was principally related to costs that we incurred in connection with the Share Exchange and the corresponding costs of public company reporting, as well as the costs of additional sales and marketing personnel.

Revenues

Our total revenues for the three months ended September 30, 2012 were $711,737 as compared to $617,026 for the three months ended September 30, 2011, an increase of $94,711, or 15%, primarily attributable to increases in revenues from software licenses without substantive modification, software maintenance services and consulting services as described below. Our total revenues for the nine months ended September 30, 2012 were $1,959,350 as compared to $1,438,203 for the nine months ending September 30, 2011, an increase of $521,147 or 36%. The increase was primarily attributable to increases in revenues from software licenses without substantive modification, software licenses with substantive modification, software maintenance services and consulting services as described below.

Sale of Software Licenses without Modification

Revenues from the sale of software licenses without modification principally consist of sales of additional or upgraded software licenses and applications to existing customers and sales of software to our resellers. Software in this sales category is sold without substantive modification. These software license revenues were $84,134 and $60,844, respectively, for the three months ended September 30, 2012 and 2011, representing an increase of $23,290, or 38%. For the nine months ended September 30,2012 and 2011, these revenues were $140,812 and $97,644, respectively, representing an increase of $43,168, or 44%.The improvement in sales of software licenses without modification was due in part to our efforts to develop and expand our channel partner reseller organization. In addition, we have found that after the initial installation, many of our customers will later deploy our software into other areas and functions of the organization. We are able to add these additional licenses for our customers generally with very little effort. This results in additional software sales for us. Our license revenues are impacted by the competitive strength of our software products, as well as general economic and industry conditions, and we have seen a moderate improvement in information technology spending within the private sector markets that we serve.

Sale of Software Licenses with Substantive Modification

Although we have traditionally provided our software to customers through customized solutions, increasingly, we are providing our resellers and our direct customers with software solutions that require less customization and in turn allow us to shorten our sales cycle. A new customized software engagement typically begins with a thorough assessment and mapping of the customer’s needs, capacities and information technology environment. Upon the completion of the needs analysis, we then prepare a specifications document in order to determine the scope and extent of modification work required. Then, the customization work starts with the foundation of our core software applications upon which we develop custom modifications, features, enhancements and integration that would meet the outlined specifications. Each application is thoroughly tested by us before being installed at the customer’s location. Revenues from the sale of software licenses with substantive modification were $307,167 for the three months ended September 30, 2012, as compared to $308,447 for the three months ended September 30, 2011, a decrease of $1,280, or .05%. For the nine months ended September 30, 2012 and 2011, revenues were $720,562 and $551,211, an increase of $169,351, or 31%. This was primarily the result of new accounts that we have gained through our expanded sales channel partners.

Sale of Software as a Service

For those customers that wish to avoid the upfront costs of typical premises-based software installations, we provide access to our software solutions as a service, accessible through the internet. Our customers typically enter into software as a service agreement for periods in excess of one year. Under these agreements, we generally provide access to the applicable software, data storage and related customer assistance and support. Our software as a service revenue was $25,425 and $41,575 for the three months ended September 30, 2012 and 2011, respectively, a decrease of $16,150 or 39%. For the nine months ended September 30, 2012 and 2011, software as a service revenue was $79,062 and $110,902, respectively, a decrease of $31,840 or 29%.

Sale of Software Maintenance Services

Software maintenance services revenues consist of fees for post contract customer support services provided to license holders. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. Customer support revenues are generated from customers that have purchased our software. A substantial portion of these revenues were generated from customers to whom we sold software in prior years who have continued to renew their maintenance agreements. The terms of support and maintenance agreements are typically 12 months. Our software maintenance support revenue was $201,539 for the three months ended September 30, 2012 as compared to $148,238 for the three months ended September 30, 2011 an increase of $53,301, or 36%. Our software maintenance support revenue for the nine months ended September 30, 2012 and 2011 were $574,848 and $462,480, respectively, an increase of $112,368, or24%. The increase was primarily the result of new accounts that we have gained through our expanded sales channel partners and renewals of existing maintenance agreements.

Sales of Consulting Services

Consulting services revenues consist of revenues from consulting, advisory services, training, and projects to assist customers with the uploading of client data into the client’s applications. Consulting services revenues for the three months ended September 30, 2012 and 2011 were $93,472 and $57,922, respectively, an increase of $35,550, or 61%. For the nine months ended September 30, 2012 and 2011 consulting revenues was $444,066 and $215,966, respectively, an increase of $228,100 or 106%. These increases primarily resulted from the increase in new projects brought to us through our growing sales channel partner organization, including a client document conversion project.

Cost of Revenues

The cost of revenues during the three months ended September 30, 2012 and 2011 were $227,532 and $221,922, respectively, representing an increase of $5,610, or 3%. The cost of revenues during the nine months ended September 30, 2012 and 2011 were $821,641 and $643,455, respectively, representing an increase of $178,186 or 28%. The increase in total cost of revenues is primarily the result of additional staff hired to meet the growing demand for our products and services and third-party costs in connection with a client document conversion project.

Gross Margins

The gross margin for the three months ended September 30, 2012 was 68% as compared to 64% for the three months ended September 30, 2011. Overall gross margin for the nine months ended September 30, 2012 was 58%, as compared to 55% for the nine months ended September 30, 2011.

Cost of License Revenues – without Modification

Cost of license revenues consists primarily of third-party software licenses that are sold in connection with our core software applications. Cost of license revenues without modification was $8,271 and $3,810 for the three months ended September 30, 2012 and 2011, respectively, representing an increase of $4,461, or 117%. For the nine months ended September 30, 2012, costs were $40,103, as compared to $13,261 for the nine months ended September 30, 2011, representing an increase of $26,824 or 202%. Gross margin for this product category decreased from94% for the three months ended September 30, 2011 to 90% for the three months ended September 30, 2012, reflecting an increase in third-party costs incurred. Gross margin for this product category decreased from 86% for the nine months ended September 30, 2011 to 72% for the nine months ended September 30, 2012, reflecting an increase in third-party costs.

Cost of License Revenues – with Substantial Modification

Cost of revenues consists primarily of the compensation of our software engineers and implementation consultants. Costs were $109,229 for the three months ended September 30, 2012, as compared to $124,894 for the three months ended September 30, 2011, representing a decrease $15,665, or 13%. For the nine months ended September 30, 2012, costs were $372,084, as compared to $354,384, for the nine months ended September 30, 2011, representing an increase of $17,700 of 5%.

Gross margins for this product category were 64% and 60% for the three months ended September 30, 2012 and 2011, respectively. Gross margins for this product category were 48% and 36% for the nine months ended September 30, 2012 and 2011, respectively. The gross margin increases for the three and nine month periods were the result of costs incurred related to certain larger projects, which had been completed as of September 30, 2012, but for which the related costs had been recognized in previous periods when incurred.

Cost of Software as a Service

Cost of software as a service consists primarily of technical support personnel and related costs. Cost of software as a service was 7,478 for the three months ended September 30, 2012, as compared to $7,057 for the three months ended September 30, 2011, representing an increase of $421, or 6%. The increase in the cost of software was due to the software revenue mix of selling more software to government agencies, which reduced the revenue for this product. For the nine months ended September 30, 2012 costs were $21,372, as compared to $20,573 for the nine months ended September 30, 2011, representing an increase of $799, or 4%. The increase in the cost of software was due to the software revenue mix of selling more software to government agencies, which reduced the revenue for this product.

Gross margins for this product category were 71% and 83% for the three months ended September 30, 2012 and 2011, respectively and 73% and 81% for the nine months ended September 30, 2012 and 2011 respectively. The decrease in margins was due to the software revenue mix of selling more software to government agencies, which have a lower gross margin than non-government clients.

Cost of Software Maintenance

Cost of software maintenance consists primarily of technical support personnel and related costs. Cost of software maintenance for the three months ended September 30, 2012 was $34,719 compared to $29,797 for the three months ended September 30, 2011, representing an increase of $4,962, or 17%. For the nine months ended September 30, 2012 costs were $96,003, as compared to $81,929for the nine months ended September 30, 2011, representing an increase of $14,074, or 17%. The increase in costs for the three and nine months ending September 30, 2012 were a direct result from an increase in revenues for this product category, as well as our focused efforts to reduce support costs through better utilization of knowledge-based tools and our customer support portal.

Gross margins in this product category were 83% and 80% for the three months ended September 30, 2012 and 2011, respectively. For the nine months ending September 30, 2012 and 2011, the gross margins were 83% and 82%, respectively.

Cost of Consulting Services

Cost of consulting services consists primarily of the compensation of our software engineers and implementation consultants and related third-party costs. Cost of consulting services was $67,836for the three months ended September 30, 2012, as compared to $56,404 for the three months ended September 30, 2011, representing an increase of $11,432 or 20%. This increase resulted primarily from additional third-party costs incurred related to a client document conversion project. For the nine months ended September 30, 2012 costs was $292,080, as compared to $173,308 for the nine months ending September 30, 2011, representing an increase of $118,772, or 69%. This increase resulted primarily from additional third-party costs incurred related to a client document conversion project.

Gross margins in this product category were 27% and 3% for the three months ended September 30, 2012 and 2011, respectively. Gross margins in this product category were 34% and 20% for the nine months ended September 30, 2012 and 2011 respectively. Gross margins related to consulting services are typically lower and may vary widely, depending upon the nature of the consulting project.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $589,403 during the three months ended September 30, 2012 as compared to $229,445 during the three months ended September 30, 2011, representing an increase of $359,958, or 157%. The increase is primarily due to the value of stock paid compensation granted of $175,000, expenses of $168,561, consisting of legal, consulting and professional fees incurred related to the costs of operating and reporting as a public company. For the nine months ended September 30, 2012, general and administrative expenses were $1,758,602, as compared to $731,079 for the nine months ended September 30, 2011, representing an increase of $1,027,523, or 141%. The increase is primarily due to expenses of $758,814 consisting of legal, consulting and professional fees incurred related to the Share Exchange and the corresponding costs of operating and reporting as a public company, employee stock paid compensation of $175,000, additional travel and meetings expenses of $20,635 and insurance expenses of $20,183.

Sales and Marketing Expenses

Sales and marketing expenses increased by $93,408 or 47% during the three months ended September 30, 2012 to $293,636 from $220,228 for the three months ended September 30, 2011. The increase is primarily related to our increased emphasis on selling activities, which includes the expansion of our sales team, increased promotional marketing activities and increased travel expenses. For the nine months ended September 30, 2012, sales and marketing expense increased by $471,819, or 101% during the nine months ended September 30, 2012 to $938,969 from $467,150 for the nine months ended September 30, 2011. An increase of $276,764 from the expansion of the sales team and an increase of travel of $65,251 make up the primary increase for the nine months ended September 30, 2012.

Depreciation

Depreciation was $6,737 for the three months ended September 30, 2012, as compared to $9,148 for the three months ended September 30, 2011, representing a decrease of $2,411 or approximately 26%, and $21,174 for the nine months ended September 30, 2012, as compared to $30,281 for the nine months ended September 30, 2011, representing a decrease of $9,107, or approximately 30%. The decrease in both periods is the result of certain assets becoming fully amortized.

Interest Expense, Net

Interest expense, net, was $87,036 during the three months ended September 30, 2012 as compared to $48,032 during the three months ended September 30, 2011, representing an increase of $39,004, or 81%. The increase resulted primarily from accruals of participation fees in the amount of $9,186 associated with a note payable, amortization of debt discount of $14,210 in connection with the initial valuation of the beneficial conversion feature of the “$400,000 Note”, as well as an increase in the average debt balance outstanding during the three months ended September 30, 2012. For the nine months ending September 30, 2012, interest expense increased $92,564 to $214,695 from $122,131 for the nine months ended September 30, 2011. The increase resulted from additional loans of over $1,300,000 received from October 1, 2011 through September 30, 2012, which caused an increase in interest expense for the nine months ended September 30, 2012 and the amortization of the debt discount and the accruals of participation fees.

Liquidity and Capital Resources

We measure our liquidity in a variety of ways, including the following:

September 30, 2012

Cash	$21,205
Working Capital Deficiency	$(3,201,549)

Through September 30, 2012, we have incurred cumulative net losses since inception of $5,478,906.

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

During the nine months ended September 30, 2012, we raised $1,094,810 in net new funds through the issuance of both conventional and contingently convertible notes. The proceeds from these notes were used to fund our working capital needs and the costs of the Share Exchange.

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

The Company’s outstanding indebtedness at September 30, 2012 is as follows:

•	$1,101,556 owed to an advisor and shareholder pursuant to various promissory notes that mature from November 16, 2012 thru July 1, 2013; interest at September 30, 2012 was charged at a rate of 3.25% per annum. We utilized these proceeds for working capital needs and operating as a public company;

•	$157,292 owed to a related party pursuant to a promissory note that matures on January 1, 2014; interest at September 30, 2012 was charged at a rate of 8.65% per annum. We utilized these proceeds for working capital needs and operating as a public company;

•	$105,415 owed to related parties pursuant to two promissory notes that mature on January 1, 2014; interest at September 30, 2012 was charged at a rate of 5.00% per annum. We utilized these proceeds for working capital needs and operating as a public company;

•	$14,000 owed to a related party pursuant to a promissory note that matures on July 1, 2014; interest at September 30, 2012 was charged at a rate of 5.00% per annum. We utilized these proceeds for working capital needs and operating as a public company;

•	$781,626 owed to the State of Ohio pursuant to a loan agreement and note that matures on September 1, 2015; interest at September 30, 2012 was charged at a rate of 6.00% per annum; we utilized the proceeds from this loan to finance the development of customer software applications;

•	$750,000 owed to the State of Ohio pursuant to a loan agreement and note that mature on August 1, 2018; interest at September 30, 2012 was charged at a rate of 7.00% per annum; we utilized the proceeds from this loan to finance the development of customer software applications;

•	$67,778 owed to a bank pursuant to a loan agreement and note that matures on April 30, 2014; interest at September 30, 2012 was charged at a rate of 3.25% per annum; we utilized the proceeds from this loan for working capital needs;

•	$250,000 (aggregate principal amount) owed to director of the Company, that matures on November 12, 2012 and November 24, 2012; interest is charged at 10% for the term of the notes. We utilized these proceeds for working capital needs and operating as a public company;
$97,500 owed to a lender pursuant to a $400,000 convertible promissory note with a 10% Original Issue Discount that matures August 6, 2013; interest is charged at 5% per annum; we utilized the proceeds from this loan for working capital needs;

•	$50,000 owed to a non-related party pursuant to a promissory note that matures on December 3, 2012; interest at September 30, 2012 was charged at a rate of 10% per annum. We utilized these proceeds for working capital needs and operating as a public company.

•	$120,000 owed to a related party pursuant to a promissory note that matures on November 16, 2012; interest at September 30, 2012 was charged at a rate of 10% per annum. We utilized these proceeds for working capital needs and operating as a public company.

There were no material commitments for capital expenditures at September 30, 2012.

Cash Flows

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2012 and 2011 was $1,165,697and $529,747, respectively. During the nine months ended September 30, 2012, the net cash used in operating activities was primarily attributable to the net loss adjusted for non- cash expenses of $249,270 and a decrease in net operating assets of $380,764. During the nine months ended September 30, 2011, the net cash used in operating activities was $529,747, primarily attributable to the net loss adjusted for non-cash expenses of $38,380, and an increase in net operating assets of $12,234.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2012 and 2011 amounted to $48,179, and $16,109, respectively, and was related to the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2012 amounted to $1,094,810. The net cash provided by financing activities resulted primarily from new borrowings of $1,299,559, of which $434,000 was borrowed from related parties. These borrowings were partially offset by $204,789 of notes payable repayments.

Net cash provided by financing activities for the nine months ended September 30, 2011 amounted to $657,747. The net cash provided by financing activities resulted primarily from new borrowings of $1,112,967, of which $345,467 was borrowed from related parties. These borrowings were partially offset by $438,162 of notes payable repayments, of which $409,210 was repaid to related parties and debt issuance costs of $17,058.

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

Use of Estimates

The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to exercise its judgment. We exercise considerable judgment with respect to establishing sound accounting policies and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenues and expenses, and other financial information.

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

A description of significant accounting policies that require us to make estimates and assumptions in the preparation of our consolidated financial statements is as follows:

Revenue Recognition

We generate revenues from the sale of software licenses, both with and without modification, from consulting services without an associated software sale, from maintenance services performed under periodic contracts and agreements that provide customers the use of our software applications as a service.

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

We carry out a variety of on-going procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2012.

Changes in Internal Control Over Financial Reporting

Other than as disclosed below, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company had previously engaged a third party consultant with more than 30 years of accounting experience to assist the Company with the application of applicable accounting principles and analysis of complex accounting matters. During the quarter ended September 30, 2012, the Company hired the third party consultant as the Chief Financial Officer of the Company.

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

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As disclosed in Note 7 – Notes Payable, in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, incorporated by reference herein, from January 17, 2012 to February 3, 2012, the Company issued a total of $130,000 in contingently convertible notes to certain of its employees and friends and family of its officers and directors (the “Friends and Family Notes”). Of the $130,000 aggregate value of contingently convertible notes issued, $50,000 of these notes were issued to relatives of the Company’s founders and officers (as disclosed in Note 8 – Notes Payable – Related Parties), The proceeds were used for working capital needs and operating as a public company. The Friends and Family Notes became due and payable on June 1, 2012, however if certain conditions were met, each of the Friends and Family Notes, could be converted at the holder’s discretion, based on a conversion ratio, to newly issued shares of the Company’s common stock. The note holders notified the Company of their intention to convert in accordance with the term of the notes; however, the notes did not provide for a notice provision for the note holder to exercise the conversion feature and was ambiguous as to the issuer of the shares upon conversion. As such, effective July 20, 2012, the Company and each holder of the notes, entered into a First Amendment To The Convertible Promissory Notes and all the Friends and Family Notes were converted to common shares of the Company, at the election of each note holder. Pursuant to such conversion, on July 20, 2012, the Company issued a total of 162,063 common shares, $0.001 par value, (subject to the applicable holding period restrictions under Rule 144).

On September 22, 2012, pursuant to an agreement, the Company issued 20,000 common shares, $0.001 par value, (subject to the applicable holding period restrictions under Rule 144), to an outside Investor’s Relation Company for services rendered in the amount of $31,800.

On September 24, 2012, pursuant to an employee agreement, the Company issued 250,000 common shares, $0.001 par value, (subject to the applicable holding period restrictions under Rule 144), to the Chief Financial Officer in the amount of $175,000.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

(a)          On August 7, 2012, the Company issued a $400,000 promissory note (the "$400,000 JMJ Note") to JMJ Financial ("JMJ" or "Lender"). The initial consideration received on August 8, 2012 was $100,000, and the Company has not received any further consideration to date from JMJ. Under the terms of the $400,000 JMJ Note, if the $400,000 JMJ Note is repaid with an approximate 10% OID within ninety (90) days of August 8, 2012, the interest rate is zero percent (0%). On November 8, 2012, the Company and JMJ entered into an amendment (the "Amendment") to the $400,000 JMJ Note extending the repayment date to 180 days from August 8, 2012 for a fee of 15% added to the $400,000 JMJ Note such that the current balance on the $400,000 JMJ Note equals the $100,000 consideration plus the $11,111.11 original issue discount plus the 5% one-time interest charge of $5,555.55 plus the 15% extension fee of $17,500.00 for a total current balance due of $134,166.66. If the Company repays the $400,000 JMJ Note on or before 180 days from August 8, 2012, an additional prepayment fee of 15% shall be added to the outstanding balance of the $400,000 JMJ Note such that the total balance due to JMJ would be $154,291.66. All other terms and conditions of the $400,000 JMJ Note remain unchanged. This summary of the terms of the Amendment contained herein is qualified in its entirety by reference to Exhibit 10.41 filed with this Quarterly Report on Form 10-Q.

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

Item 6. Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibit

2.1	Securities Exchange Agreement by and among Globalwise Investments, Inc. and Intellinetics, Inc., dated as of February 10, 2012 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Commission on February13, 2012).
3.1.1	Articles of Incorporation of Globalwise Investments, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-QSB filed with the Commission on October 11, 2001).
3.1.2	Certificate of Correction, effective May 22, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 15, 2007).
3.2.1	Bylaws of Globalwise Investments, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10-SB filed with the Commission on October 2, 2000).
3.2.2	Amendment No. 1 to the Bylaws of Globalwise Investments, Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Commission on March 1, 2012).
4.1	Form of Convertible Promissory Note of Intellinetics, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 13, 2012).
4.2	Form of First Amendment to Convertible Promissory Note to that certain Convertible Promissory Note referenced in Exhibit 4.1 of the Exhibit Index to this Form 10-Q.
10.1*	Promissory note combination #1 agreement dated August 16, 2012, by and among Intellinetics and Alpharion combining Alpharion Note #2, Alpharion Note #5, Alpharion Note #9, Alpharion Note #10, and Alpharion Note #11, with an aggregate principal amount of $118,556.39 and extending the due date of all such notes until September 30, 2012.
10.2*	Promissory note and subscription agreement dated October 7, 2011, by and among Intellinetics and Alpharion in the principal amount of $7,500.
10.3*	Promissory note extension agreement dated March 4, 2012 by and among Intellinetics and Alpharion.
10.4*	Promissory note second extension agreement dated July 2, 2012 by and among Intellinetics and Alpharion.
10.5*	Promissory note and subscription agreement dated November 21, 2011, by and among Intellinetics and Alpharion in the principal amount of $37,500.
10.6*	Promissory note extension agreement dated May 13,, 2012 by and among Intellinetics and Alpharion.
10.7*	Promissory note and subscription agreement dated January 4, 2012, by and among Intellinetics and Alpharion in the principal amount of $13,556.39.
10.8*	Promissory note extension agreement dated July 1, 2012 by and among Intellinetics and Alpharion.
10.9*	Promissory note and subscription agreement dated January 9, 2012, by and among Intellinetics and Alpharion in the principal amount of $10,000, at an interest rate of 3.25%.
10.10*	Promissory note extension agreement dated July 6, 2012 by and among Intellinetics and Alpharion.
10.11*	Promissory note and subscription agreement dated January 19, 2012, by and among Intellinetics and Alpharion in the principal amount of $50,000.
10.12*	Promissory note extension agreement dated July 16, 2012 by and among Intellinetics and Alpharion.
10.13*	Promissory note combination #2 agreement dated September 2, 2012, (the “Note Combination #2”) by and among Intellinetics and Alpharion combining Alpharion Note #1, Alpharion Note #3, Alpharion Note #7, and Alpharion Note #15 with an aggregate principal amount of $115,000 and extending the due date of all such notes until November 16, 2012.
10.14*	Promissory note and subscription agreement dated September 8, 2011, in the principal amount of $17,500, by and among Intellinetics and Alpharion.
10.15*	Promissory note extension agreement dated March 6, 2012 by and among Intellinetics and Alpharion.
10.16*	Promissory note and subscription agreement dated November 1, 2011, in the principal amount of $7,500.by and among Intellinetics and Alpharion
10.17*	Promissory note extension agreement dated May 7, 2012 by and among Intellinetics and Alpharion.
10.18*	Promissory note second extension agreement dated July 27, 2012 by and among Intellinetics and Alpharion.

10.19*	Promissory note and subscription agreement dated December 7, 2011, in the principal amount of $80,000, by and among Intellinetics and Alpharion.
10.20*	Promissory note extension agreement dated June 4, 2012 by and among Intellinetics and Alpharion.
10.21*	Promissory note and subscription agreement dated February 14, 2012, in the principal amount of $10,000, by and among Intellinetics and Alpharion.
10.22*	Promissory note extension agreement dated August 11, 2012 by and among Intellinetics and Alpharion.
10.23*	Promissory note combination #3 agreement dated September 2, 2012, (the “Note Combination #3”) by and among Intellinetics and Alpharion combining Alpharion Note #8, Alpharion Note #18, with an aggregate principal amount of $119,000 and extending the due date of all such notes until November 16, 2012.
10.24*	Promissory note and subscription agreement dated December 9, 2011, in the principal amount of $15,000, by and among Intellinetics and Alpharion.
10.25*	Promissory note extension agreement dated June 6, 2012 by and among Intellinetics and Alpharion.
10.26*	Promissory note and subscription agreement dated March 9, 2012, in the principal amount of $104,000, by and among Intellinetics and Alpharion.
10.27*	Promissory note combination #4 agreement dated September 2, 2012, (the “Note Combination #4”) by and among Intellinetics and Alpharion combining Alpharion Note #12, Alpharion Note #14, Alpharion Note #19, and Alpharion Note #20 with an aggregate principal amount of $111,500.
10.28*	Promissory note and subscription agreement dated January 27, 2012, in the principal amount of $5,000, by and among Intellinetics and Alpharion.
10.29*	Promissory note extension agreement dated July 24, 2012 by and among Intellinetics and Alpharion.
10.30*	Promissory note and subscription agreement dated February 10, 2012, in the principal amount of $85, 000. by and among Intellinetics and Alpharion.
10.31*	Promissory note extension agreement dated July 24, 2012 by and among Intellinetics and Alpharion.
10.32*	Promissory note and subscription agreement dated March 14, 2011, in the principal amount of $15,000, by and among Intellinetics and Alpharion.
10.33*	Promissory note and subscription agreement dated March 15, 2011, in the principal amount of $6,500, by and among Intellinetics and Alpharion.
10.34*	Promissory note combination #5 agreement dated September 2, 2012, by and among Intellinetics and Alpharion.
10.35*	Promissory note and subscription agreement dated January 31, 2012, in the principal amount of $35,000, by and among Intellinetics and Alpharion.
10.36*	Promissory note extension agreement dated July 28, 2012 by and among Intellinetics and Alpharion.
10.37*	Promissory note and subscription agreement dated February 15, 2012, by and among Intellinetics and Alpharion.
10.38*	Promissory note extension agreement dated August 12, 2012 by and among Intellinetics and Alpharion.
10.39	Promissory Note by Globalwise Investments, Inc. in favor of JMJ Financial in the principal amount of $400,000, dated August 7, 2012 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2012).
10.40	The Promissory Note Second Extension Agreement by and among Globalwise Investments, Inc., and Ramon M. Shealy in the amount of $238,000, dated August 27, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 31, 2012).
10.41	Amendment dated November 8, 2012 to Promissory Note Globalwise Investments, Inc. in favor of JMJ Financial in the principal amount of $400,000.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS XBRL Instance Document.

101. SCH XBRL Taxonomy Schema.

101. CAL XBRL Taxonomy Extension Calculation Linkbase.

101. DEF XBRL Taxonomy Extension Definition Linkbase.

101. LAB XBRL Taxonomy Extension Label Linkbase.

101. PRE XBRL Taxonomy Extension Presentation Linkbase.

* The substance of these agreements were disclosed in a Current Report on Form 8-K filed by the Company on September 7, 2012. The agreements are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBALWISE INVESTMENTS, INC.

Dated: November 14, 2012

By:	/s/ William J. Santiago
William J. Santiago
President and Chief Executive Officer (Principal Executive
Officer)

Dated: November 14, 2012

By:	/s/ Kendall D. Gill
Kendall D. Gill
Chief Financial Officer

