Form 10-K
period 2012-12-31
GLOBALWISE INVESTMENTS INC
filed 2013-04-01
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 001-31671

GLOBALWISE INVESTMENTS, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0613716
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2190 Dividend Drive

Columbus, Ohio 43228

(614) 388-8909

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 47,362,047 shares of Common Stock, par value $0.001 per share, were outstanding as of March 25, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2012, are incorporated by reference in Part III hereof.

Table Of Contents

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These forward-looking statements include, but are not limited to, statements about:

•	Our former independent registered public accounting firm expressed a going concern issue that notes our need for capital and/or revenues to survive as a business, and informed the Company of a material weakness.
•	Our liquidity and ability to raise capital necessary to fully implement our business plan may be limited.
•	We will require additional capital to fund our future activities. If we fail to obtain additional capital, we may not be able to implement fully our business plan, which could lead to a decline in reserves.
•	In order to raise sufficient funds to expand our operations, we may have to issue additional securities at prices which may result in substantial dilution to our stockholders.
•	We have a history of losses and we may not achieve or maintain profitability.
•	Weakened economic conditions and uncertainty could adversely affect our operating results.
•	Stress in the global financial system may adversely affect our finances and operations in ways that may be hard to predict or to defend against.
•	We may not be able to generate sufficient cash to service any indebtedness that we may incur from time to time, and we may be forced to take other actions to satisfy our obligations under any such indebtedness, which actions may not be successful.
•	We may not be able to comply with our loan covenants.
•	Our gross margins on our revenues have not been stable.
•	The length of our sales cycle can fluctuate significantly, which could result in significant fluctuations in license revenues being recognized from quarter to quarter.
•	Our success depends on our relationships with strategic partners, and any reduction in the sales efforts or cooperative efforts from our partners could materially impact our revenues.
•	If we do not continue to develop new technologically-advanced products that successfully integrate with the software products and enhancements used by our customers, future revenues and our operating results may be negatively affected.
•	Our success depends on a limited number of significant customers, and our results of operations and financial condition could be negatively affected by the loss of a major customer or the failure to collect a large account receivable.
•	If our existing customers fail to renew their support agreements, or if customers do not license updated products on terms favorable to us, our revenues could be adversely affected.
•	Our investment in our current research and development efforts may not provide a sufficient, timely return.
•	Product development is a long, expensive, and uncertain process, and we may terminate one or more of our development programs.
•	The use of open-source software in our products may expose us to additional risks.
•	Failure to protect our intellectual property could harm our ability to compete effectively.
•	Other companies may claim that we infringe their intellectual property, which could materially increase costs and materially harm our ability to generate future revenues and profits.
•	The loss of licenses to use third-party software or the lack of support or enhancement of such software could adversely affect our business.
•	Current and future competitors could have a significant impact on our ability to generate future revenues and profits.
•	Consolidation in the industry, particularly by large, well-capitalized companies, could place pressure on our operating margins which could, in turn, have a material adverse effect on our business.
•	We may not realize the anticipated benefits of past or potential future acquisitions, and integration of these acquisitions may disrupt our business and management, negatively affecting our business, operating results, or financial condition.
•	Our acquisition activity may lead to a material increase in the incurrence of debt, which may adversely affect our finances.
•	Businesses we acquire may have disclosure controls and procedures and internal controls over financial reporting that are weaker than or otherwise not in conformity with ours.
•	We must continue to manage our internal resources during periods of company growth, or our operating results could be adversely affected.
•	If we are not able to attract and retain top employees, our ability to compete may be harmed.
•	The market price of our Common Stock may limit the appeal of certain alternative compensation structures that we might offer to the high-quality employees we seek to attract and retain.
•	Any unauthorized, and potentially improper, actions of our personnel could adversely affect our business, operating results, and financial condition.
•	Unexpected events may materially harm our ability to align our incurrence of expenses with our recognition of revenues.
•	We may fail to achieve our financial forecasts due to the inherent difficulties in making predictions of market activity.
•	The restructuring of our operations may adversely affect our business or our finances.
•	Our products may contain defects that could harm our reputation, be costly to correct, delay revenues, and expose us to litigation.
•	Intellinetics has insurance coverage for the services it offers. However, a claim for damages may be made against Intellinetics or the Company regardless of its or our responsibility for the failure, which could expose us to liability.
•	Our products rely on the stability of infrastructure software that, if not stable, could negatively impact the effectiveness of our products, resulting in harm to our reputation and business.
•	Business disruptions may adversely affect our operations.
•	Unauthorized disclosures and breaches of security data may adversely affect our operations.
•	We may become involved in litigation that may materially adversely affect us.
•	We have existing contracts with government clients and may enter into additional government contracts in the future. Sales pursuant to contracts with government clients subject us to risks including early termination, audits, investigations, sanctions, and penalties.

These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Discussions containing these forward-looking statements may be found throughout this Form 10-K, including Part II, the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve risks and uncertainties, including the risks discussed in Item 1A of this Form 10-K, which could cause our actual results to differ materially from those in the forward-looking statements. We undertake no obligation to update the forward-looking statements or to reflect events or circumstances after the date of this document. The risks discussed in this Form 10-K should be considered in evaluating our prospects and future financial performance.

ii

Recent Development

On February 28, 2013 and March 6, 2013, the Company, entered into a securities purchase agreement (the ”Purchase Agreement”) with certain accredited investors, pursuant to which it sold an aggregate of 15,000,000 shares of the Company’s common stock, par value, $0.001 per share (“Common Stock”) at a purchase price of $0.20 per share, for aggregate gross cash proceeds of $2,650,000 and the exchange of $350,000 in previously issued convertible promissory notes issued between January 28, 2013 and February 7, 2013 to certain investors associated with the Placement Agent (the “Offering”). The Company intends to use the net proceeds of the Offering for working capital and general corporate purposes, including without limitation, debt reduction purposes. For more information, see the section titled “Recent Developments” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation in this Form 10-K.

PART I

ITEM 1.	BUSINESS

Company Overview

Globalwise Investments, Inc. (“Globalwise”) is a Nevada holding company incorporated in 1997, with a single operating subsidiary, Intellinetics, Inc. (“Intellinetics,” and together with “Globalwise,” the “Company”). References in this Form 10-K to “we” “us” and “our” refer to the Company, unless we state otherwise or the context indicates otherwise. On February 10, 2012, Globalwise entered into a Securities Exchange Agreement (the “Exchange Agreement”) by and between itself and Intellinetics, an Ohio corporation formed in December 1996. Pursuant to the terms of the Exchange Agreement, all of the former shareholders of Intellinetics transferred to Globalwise all of their shares of Intellinetics in exchange for shares of common stock (“Share Exchange”) of Globalwise. Prior to the Share Exchange, Globalwise was a non-operating public shell company. As a result of the Share Exchange, Intellinetics became a wholly-owned subsidiary of Globalwise. The Share Exchange was accounted for as a reverse merger and recapitalization of Intellinetics.

The Company is an Enterprise Content Management (“ECM”) software development, sales and marketing company serving both the public and private sectors. In the public sector, the Company’s products, services and process models serve, principally, the critical needs of law enforcement and compliance agencies within the state and local government establishment. The Company provides its software solutions principally through (i) the direct licensing of its software installed on customer computer platforms and (ii) providing the applications as a service, accessible through the internet. The Company’s comprehensive solutions include services that range from pre-installation assessment, project scoping, implementation, consulting and ongoing software maintenance and customer support. In time, the Company anticipates that the provision of “cloud” application services, or software as a service, will become a more significant part of its software sales business.

The Company’s software products allow customers to manage “enterprise content” (unstructured data such as hard-copy scanned documents, Word documents, Excel spreadsheets, JPEG files, images, pictures, faxes, audio/video files, emails, and PowerPoint presentations) through its entire life cycle. The Company’s platform, Intellivue™, specializes in improving and enhancing business operations for clients by making document and content management simple, accessible and affordable. The Company offers industry-specific vertical “Composite Content Applications” (“CCA”) to clients in a pre-configured, on-demand basis through the “On-Demand Solution Store™.” This approach to deploying templates for specific business processes empowers clients to affordably manage their complete document life cycle inherently within the turnkey IntellivueTM platform.

Products and Services

The Company sells two distinct software products – IntellivueTM, and RedactivueTM:

IntellivueTM

Our flagship platform, IntellivueTM, makes the economic and operational benefits of ECM readily available to underserved small to medium sized businesses, who in the past could not afford the turnkey platforms available only from providers such as International Business Machines Corporation (“IBM”) or EMC Corporation. Intellinetics is the only ECM provider in the market that offers the six core components of ECM inherently within a single price as part of its core go-to-market strategy. The single-price strategy makes cost of ownership simple to understand as support for a buying decision and distinguishes our marketing strategy from that of most ECM providers.

The six components of IntellivueTM are as follows:

•	Image-processing Application: The IntellivueTM platform includes image processing modules used for capturing, transforming and managing images of paper documents. IntellivueTM supports distributed and high volume capture, optical and intelligent character recognition, and form-processing technology. IntellivueTM’s open architecture enables plug-and-play compatibility with industry-leading advanced capture tools from providers such as Kofax and IBM (Datacap);

•	Records Management: The IntellivueTM records management module is designed to address needs relating to long-term retention of content through automation and policies, ensuring legal, regulatory and industry compliance for our clients;

•	Workflow/BPM: IntellivueTM is designed to support business processes, routing content electronically, assigning work tasks and states (e.g., reviews or approvals), and creating related audit trails;

•	Social Content: IntellivueTM addresses document sharing, collaboration and knowledge management, and project teams. Specifically, video files are the fastest-growing category of new content in this defined area. Previously referred to as “document collaboration,” social content reflects a broader audience and a range of content types;

•	Web Content Management: The IntellivueTM platform specifically addresses native functions such as templating, workflow, change management, and content deployment functions that deliver prepackaged or on-demand content (via Intellivue™ WebVue™). A key strength in this area is the ability of IntellivueTM to use our full-functioned web services based on our Software Development Kit (SDK) and Application Protocol Interface (API); and

•	Extended Components: IntellivueTM includes document composition and e-forms (via third party OEM integration partnership), search, content and web analytics (via third party Advanced OCR engine partnership), email and information archiving and packaged application integration (via Intellinetics’ DirectVue™).

RedactivueTM

Our second software product is RedactivueTM. The RedactivueTM platform addresses the industry need for redaction of confidential or legally protected information from documents prior to release to a third party. RedactivueTM provides users the ability to quickly and efficiently design, test, and deploy intelligent redaction templates that support an unlimited number of unique content filters. In addition, RedactivueTM includes a comprehensive quality review and approval workflow engine that is completely configurable by document category.

Features of RedactivueTM:

•	Enables “Redaction-Aware” document management for business software applications quickly & easily.
•	Real-time filter testing provides methods to rapidly optimize accuracy using one of three powerful filter models (i.e., template libraries):
•	Regular Expression/Pattern Matching;
•	Label Proximity; and
•	Fixed Templates.
•	Allows different redaction levels to simultaneously accommodate multiple views to the same document without any file duplication.
•	Preserves:
•	Redaction History;
•	Rules Applied; and
•	User Approval Workflow.
•	Exports comprehensive document and meta-data to any system, including:
•	ECM Platforms (e.g., SharePoint, IBM, EMC Corporation, Open Text, Hyland Software, and Oracle)
•	Websites; and
•	Host Business Applications (e.g., ERP, CRM, EMR, and HRIS).

Deployment Methods:

RedactivueTM is flexible and can function in several different deployment models across an organization, including:

•	As an end-to-end document management solution;
•	As a “pre-process” to an existing ECM; and
•	As an integrated sub-system to another host business software application (e.g., by redaction-enabling a Court Management System).

In addition, any of the above models can blend user controlled, semi-automated, or fully automated redaction methods to maximize our clients’ throughput, yet at the same time ensure their accuracy requirements.

Marketing and Sales

Historically, our marketing efforts have focused on generating sales leads primarily through the use of a direct sales force, limited channel partnership, and trade shows. To a lesser extent, we use our website featuring solution overviews, case studies, white papers, and customer testimonials. Our traditional direct sales approach changed dynamically in the fourth quarter of 2010.

In September 2010, we reviewed what we had learned from our limited channel relationships with such companies as Lexmark International, Inc., Tiburon, and ACS Wagers and began a focused sales transformation. We reduced our direct sales force and immediately began implementing a national channel partner strategy to market our suite of products (i.e., Intellivue™, Redactivue™ and DCIDE™).We no longer market DCIDE™ as a stand-alone product. Intellivue™ and Redactivue™ are sold as distinct products with DCIDE™ as an expansion option for Intellivue™. For purposes of this section, a “channel partner” is a company that we partner with to market and sell our products and technologies.

These refinements in our marketing strategy have led to a substantial increase in new customers within the first twelve months after implementation. As a result, we are now committed to offering a best-in-class channel partner program serving mid-market customers in both the public and private sectors. In 2011 and 2012, we placed increased effort on building the support infrastructure required to compete more efficiently using a channel partner strategy. Through these efforts we now have expanded to fourteen reselling partners across the entire United States, which partners we believe are positioned to yield financial growth in 2013. At this time, we have one partnership internationally, with SOIN Integrales (www.soin.co.cr) that services the Latin America geographies. We will continue to explore additional international partner distribution opportunities.

The historic sales cycle for ECM products has been long (i.e., 18-24 months) when compared to that of most ECM vendors. We believe the combination of our open-source platform and ‘on-demand’ solution templates delivered as a packaged Cloud platform sold through a select distribution channel with simple inclusive pricing models will help us realize a much shorter sales cycle, ranging from 30 to 120 days. We believe this sales cycle contraction will set a new benchmark within the ECM industry for time-to-value from an end-user perspective while supporting an efficient increase in net new subscribers.

We believe that a targeted increase in channel relationships will dynamically increase our sales. Our goal is to have approximately 35 channel relationships selling our Intellinetics suite by the end of 2013. A new partner portal on our website was launched in November 2011 and enhanced in the second half of 2012. During the third and fourth quarters of 2011 and fiscal year 2012, we witnessed a dramatic increase in our sales funnel through our increased channel network. We view this channel transformation as a critical component of our future business success.

Competition and Market Position

The market for our products is highly competitive, and we expect that competition will continue to intensify as the ECM markets consolidate. We believe our primary competitors in our market, the small-to-medium business sector, are Perceptive Software, Hyland Software, and Laserfiche. The principal competitive factors affecting the market for our software products and services include: (i) vendor and product reputation; (ii) product quality, performance and price; (iii) the availability of software products on multiple platforms; (iv) product scalability; (v) product integration with other enterprise applications; (vi) software functionality and features; (vii) software ease of use; (viii) the quality of professional services, customer support services and training, and (ix) the ability to address specific customer business problems. We believe that the relative importance of each of these factors depends upon the concerns and needs of each specific customer.

For the small-to-medium market, computer industry leaders such as Microsoft, IBM, EMC Corporation, Open Text, and Oracle all face the same problem: they either cannot scale bi-directionally (i.e. cannot scale down, and have no lower price point for offerings), or are proprietary in nature and do not integrate well with others. Therefore, these leaders are caught in a price-point dilemma and are facing major decreases in market share. Due to their operating overhead, these vendors’ easiest path into the small-to-medium business sector or enterprise augmentation (‘departmental play’) is through acquiring a smaller ECM vendor such as Intellinetics. Alternatively, these vendors may simply avoid such opportunities, leaving an evergreen field of opportunities for Intellinetics.

We believe that Intellinetics has advantages over our competitors in the small-to-medium market. In our view, Intellinetics will remain competitive by remaining a focused niche provider with product offerings aligned with buyer-specific requirements. We anticipate that Intellinetics will benefit from three specific advantages already in place:

•	We leverage the “On-Demand Solution Store™” framework to reduce the time and cost of on-boarding new clients and expanding footprint with existing clients. Our solution templates substantially reduce change management costs and contain most of the best practices for horizontal and vertical business processes.

•	We deliver a superior value proposition to the SMB market by combining inclusive licensing with simple, capacity-based pricing models via the Cloud, brought to market through a comprehensive channel network of proven SMB solution providers.

•	We access and satisfy pent-up demand for ECM within captive user bases in the SMB market with out-of-the-box integrations with the leading business software solution providers who serve these segments such as Primary Solutions, Sycle.net, and PHA Web.

We believe, with these competitive strengths, that Intellinetics is well positioned as a niche ECM provider for the small-to-medium business sector offering a complete world of ECM on one single turnkey platform – Intellivue™, requiring no modular pricing, enabling our clients to assemble, protect, find, collaborate on and ultimately use their content more effectively. IntellivueTM can provide a complete set of industry-unique CCA solutions (also known as “on-demand” solution templates), accelerated by cloud delivery, that have been previously unavailable to the markets we serve.

Customers

In 2012, we marketed our Intellinetics product suite (i.e. Intellivue™, Redactivue™ and DCIDE™), and now market Intellivue™, and Redactivue™,. primarily to companies in the public and private sectors within the United States, Canada, and Latin America. Revenues from a limited number of clients have accounted for a substantial percentage of our total revenues. Intellinetics’ two largest clients, FormFast (‘Formfast”) and the Tiburon, Inc. (‘Tiburon”), accounted for approximately 16% and 12%, respectively, of our revenues for the year ended December 31, 2012. For the year ended December 31, 2011, our two largest clients, Careworks ("Careworks") and Ohio Office of Budget Management ("OBM"), accounted for approximately 11% and 10% respectively, of our revenues.

For the years ended December 31, 2012 and 2011, government contracts represented approximately 39% and 73% of our net revenues, respectively. For the twelve months ended December 31, 2012, the most significant of those government contracts represented approximately 4% of our net revenues. In 2011, the most significant of those government contracts , represented 5% of our net revenues. Due to their dependence on state, local and federal budgets, government contracts carry short terms, typically less than 18 months. Since our inception, our contracts with government customers have generally renewed on the original terms and conditions upon expiration. A significant portion of our sales to Tiburon and Lexmark represent ultimate sales to government agencies.

Intellectual Property

Our software and most of the underlying technologies are built on a Microsoft.Net framework. We rely on a combination of copyright, trademark laws, non-disclosure agreements and other contractual provisions to establish and maintain our proprietary intellectual property rights.

Customers license the right to use our software products on a non-exclusive basis. We grant to third parties rights in our intellectual property that allow them to market certain of our products on a non-exclusive or limited-scope exclusive basis for a particular application of the product or to a particular geographic area.

While we believe that our intellectual property as a whole is valuable and our ability to maintain and protect our intellectual property rights is important to our success, we also believe that our business as a whole is not materially dependent on any particular trademark, license, or other intellectual property right.

Government Regulation

We are subject to federal, state and local laws and regulations affecting our business. Other than government procurement rules affecting sales to governmental customers, we do not believe that we are subject to any special governmental regulations or approval requirements affecting our products or services. Complying with the regulations and requirements applicable to our business does not entail a significant cost or burden. We believe that we are in compliance in all material respects with all applicable governmental regulations.

Research and Development

We design, develop, test, market, license, and support new software products and enhancements of current products. Recent examples of significant trends in the software industry include cloud computing, mobility, social media, and software as a service. We continuously monitor our software products and enhancements to remain compatible with standard platforms and file formats. We expense as incurred, our software development costs.

Employees

As of March 25, 2013, we employed total of 18 individuals, all are full-time employees. We believe that relations with our employees are good. None of our employees is represented by a labor union, and we do not have collective bargaining arrangements with any of our employees.

MANAGEMENT AND BOARD OF DIRECTORS

Name	Age	Title

William J. Santiago	46	President, Chief Executive Officer, and Director

Matthew L. Chretien[1]	45	Executive Vice President, Chief Technology Officer, Treasurer, and Director

Kendall D. Gill	65	Chief Financial Officer

A. Michael Chretien[1]	73	Chairman of the Board, Vice President of Compliance, Secretary

Rye D’Orazio	58	Director

Thomas D. Moss	56	Chief Software Engineer, and Director

Roy H. Haddix	60	Director

1 Mr. Matthew Chretien is the son of Mr. A. Michael Chretien.

William J. Santiago, President, Chief Executive Officer, and Director. Mr. Santiago is our President and Chief Executive Officer and serves as a member of our board of directors. He has served as President and Chief Executive Officer of Intellinetics since September 2011. From 2010 until September 2011, Mr. Santiago was employed as Intellinetics’ Executive Vice President and General Manager. Prior to joining Intellinetics, Mr. Santiago held several positions at Lexmark International, most recently as Director, Content Management Sales Practices. In 2008, Mr. Santiago, when he was President & CEO, filed chapter 7 business bankruptcy for The American Fight League, which was discharged in 2010.

Matthew L. Chretien, Executive Vice President, Chief Technology Officer, Treasurer, and Director. Mr. Matthew L. Chretien is our Executive Vice President, Chief Technology Officer, and Treasurer and serves as a member of our board of directors. He is a co-founder of Intellinetics and has served as Intellinetics’ Executive Vice President, Chief Technology Officer, Chief Financial Officer, and Treasurer since September 2011. Mr. Chretien resigned from the Chief Financial Officer position in September 2012. From January 1999 until September 2011, Mr. Chretien was employed as Intellinetics’ President and Chief Executive Officer. From 1996 until 1999, Mr. Chretien was employed as Intellinetics’ Vice President. Prior to joining Intellinetics, Mr. Chretien served as the field sales engineer for Unison Industries, a manufacturer of aircraft ignition systems.

Kendall D. Gill, Chief Financial Officer. Mr. Gill is our Chief Financial Officer. He has served as Chief Financial Officer since September 2012. Prior to joining the Company as the Chief Financial Officer of the Company, Mr. Gill served as an accounting contractor to the Company since September 15, 2011. From May 2006 to September 2011, Mr. Gill served as the Chief Financial Officer of PT Brands, Inc. From May 2010 to August 2012, Mr. Gill served as President and CEO of Gill Products, LLC. Mr. Gill is a Certified Public Accountant and worked as an Audit Manager at Coopers & Lybrand from 1974 to 1985.

A. Michael Chretien, Chairman of the Board, Vice President of Compliance, Secretary. Mr. A. Michael Chretien is our Chairman of the Board, Vice President of Compliance, and Secretary and serves as a member of our board of directors. He is a co-founder of Intellinetics and has served as Intellinetics’ Chairman of the Board, Vice President of Compliance, and Secretary since September 2011. From 1999 until September 2011, Mr. Chretien was employed as Intellinetics’ Vice President. Prior to joining Intellinetics, Mr. Chretien served for twenty-six years in the Federal Bureau of Investigation.

Rye D’Orazio, Director. Mr. D’Orazio serves as a member of our board of directors, and has served as a director of Intellinetics since 2006. Mr. D’Orazio has been a partner at Ray & Barney Group since 2001. From 1995 to 2000, Mr. D’Orazio served as Vice President of Professional Services at Compucom. From 1985 to 1995, Mr. D’Orazio was a partner at NCGroup, which he founded. From 1982 to 1995, Mr. D’Orazio was employed as the Vice President of Professional Services at Triangle Systems, and from 1977 to 1982, Mr. D’Orazio was employed as a systems engineer at Electronic Data Systems.

Thomas D. Moss, Director. Mr. Moss serves as a member of our board of directors. He is the co-founder of Intellinetics and has served as Intellinetics’ Chief Software Engineer since 1996. Prior to joining Intellinetics, Mr. Moss was employed as a senior software developer at North American Computer Services from 1988 to 1994. From 1983 to 1988, Mr. Moss was employed as a programmer/analyst at Confidential Data Services.

Roy H. Haddix. Director. Mr. Haddix serves as a member of our board of directors, and has served as director since December 2012. Mr. Haddix is a senior operations, finance and accounting professional with over 30 years of experience. Mr. Haddix began his accounting career operating and managing his own financial firm with over 700 clients from 1993 through 2001. From 2002 through 2006, Mr. Haddix served as Chief Financial Officer of Buffalo Construction, Inc. (BCI), a $50 million multi-state general contractor. During his tenure as part of the senior management team at BCI, he designed, implemented and managed strategic changes to financial, accounting and operational systems and procedures that enabled a 100% increase in sales while improving net income. From 2006 through 2008, Mr. Haddix was the Tax Manager at TMI, Inc., a $1.25 billion international manufacturing company and subsidiary of Toyota with responsibility for all domestic and international taxes. From 2010 through early 2012 Mr. Haddix served as Chief Financial Officer of Alpharion Capital Partners, Inc., a regional business development and venture capital firm focused on technology related ventures.

Available Information

Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge via our website ( www.globalwiseinvestments.com ) as soon as reasonably practicable after they are filed with, or furnished, to the SEC.

ITEM 1A.	RISK FACTORS

In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating our company. Our business, financial condition, liquidity or results of operations could be materially adversely affected by any of these risks.

Risks Relating to our Business

Our current and former Independent Registered Accounting Firms expressed going concern issues that note our need for capital and/or revenues to survive as a business. Furthermore, our former Independent Registered Accounting Firm informed the Company of a material weakness.

The ability of the Company to continue as a going concern is dependent on our ability to further implement our business plan and raise capital. For the years ended December 31, 2012 and 2011, we had a net loss of $1,985,493 and $1,440,062 respectively. The Company has a stockholders’ deficit of $4,283,380 as of December 31, 2012. These factors raise substantial doubt about the entity’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our current and former Independent Registered Accounting Firms’ reports on the Company’s financial statements for the years ended December 31, 2012 and 2011, contained explanatory paragraphs indicating that there was substantial doubt as to the Company’s ability to continue as a going concern. Additionally, in relation to the audit of the financial statements that were filed as exhibits to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2012, and the Company’s Current Report on Form 8-K/A filed with the SEC on March 30, 2012, our former Independent Registered Accounting Firm informed the Company of its observations of a material weakness in internal control over financial reporting.

Our liquidity and ability to raise capital may be limited.

As of December 31, 2012, we had cash of $46,236. We believe that based on our current operating plan, we may need to obtain debt or additional equity financing prior to December 31, 2013. The type, timing and terms of the additional financing we may select will depend on, among other things, our cash needs, the availability of other financing sources and prevailing conditions in the financial markets. Any financing would be dilutive to our stockholders. There can be no assurance that any of these sources will be available to us at any time or that they will be available on satisfactory terms.

We will require additional capital to fund our future activities. If we fail to obtain additional capital, we may not be able to implement fully our business plan, which could lead to a decline in reserves.

We are dependent on our ability to obtain financing to support our operations. We also require capital to continue operations and to fund our business plan. Our cash requirements are insufficient by approximately $95,000 per month. We will be required to meet our needs from our internally generated cash flows, debt financings and equity financings.

We will need to seek additional financing. Even if additional capital is available, we may not be able to obtain debt or equity financing on terms favorable to us, or at all. If cash generated by operations is not sufficient to meet our capital requirements, the failure to obtain additional financing could result in a reduction or curtailment of our operations.

In order to raise sufficient funds to expand our operations, we may have to issue additional securities at prices which may result in substantial dilution to our stockholders.

If we raise additional funds through the sale of equity or convertible debt, our current stockholders’ percentage ownership will be reduced. In addition, these transactions may dilute the value of ordinary shares outstanding. We may have to issue securities that may have rights, preferences, and privileges senior to our Common Stock. We cannot provide assurance that we will be able to raise additional funds on terms acceptable to us, if at all. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs, which would have a material adverse effect on our business plans, prospects, results of operations, and financial condition.

We have a history of losses and we may not achieve or maintain profitability.

We have a history of losses and have not yet achieved profitability. We had net losses of $1,985,493 and $1,440,062 for the years ended December 31, 2012 and 2011, respectively. Our current and former Independent Registered Public Accounting Firms included an explanatory paragraph in their reports on our financial statements for the years ended December 31, 2012 and 2011, indicating that there was substantial doubt as to the Company’s ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to the opinions issued by our current and former Independent Registered Public Accounting Firms including our explanation that the Company’s ability to continue as a going concern is contingent upon us being able to secure additional capital. You must consider our business, financial history and prospects in light of the risks and difficulties we face. There can be no assurances that we will achieve or maintain profitability.

Weakened economic conditions and uncertainty could adversely affect our operating results.

Our overall performance depends in part on economic conditions. The United States has experienced a prolonged downturn as a result of a multitude of factors, including, but not limited to, turmoil in the credit and financial markets, concerns regarding the stability and viability of major financial institutions, declines in gross domestic product, increases in unemployment and volatility in commodity prices and worldwide stock markets, and excessive government debt. The severity and length of time that the downturn in economic and financial market conditions may persist, as well as the timing, strength and sustainability of any temporary recovery, are unknown and are beyond our control. Moreover, any instability in the global economy affects countries, including the United States, with varying levels of severity, which makes the impact on our business complex and unpredictable. During such downturns, many customers may delay or reduce technology purchases. Contract negotiations may become more protracted, or conditions could result in reductions in sales of our products, longer sales cycles, pressure on our margins, difficulties in collection of accounts receivable or delayed payments, increased default risks associated with our accounts receivable, slower adoption of new technologies, and increased price competition. In addition, continued deterioration of the United States and global credit markets could adversely impact our ability to complete sales of our products and services, including maintenance and support renewals. Any of these prolonged events, as well as a general weakening of, or declining corporate confidence in, the United States and global economy, or a curtailment in government or corporate spending could delay or decrease customer purchases.

Stress in the global financial system may adversely affect our finances and operations in ways that may be hard to predict or to defend against.

Recent events in the financial markets have demonstrated that businesses and industries throughout the world are very tightly connected to each other. Thus, financial developments seemingly unrelated to us or to our industry may adversely affect us over the course of time. For example, material increases in applicable interest rate benchmarks may increase the payment costs for any of our debt. Credit contraction in financial markets may hurt our ability to access credit in the event that we identify an acquisition opportunity or require significant access to credit for other reasons. Similarly, volatility in our stock price due to seemingly unrelated financial developments could hurt our ability to raise capital for the financing of acquisitions or other reasons. Potential price inflation in the United States may increase the cost we incur to provide our solutions and may reduce profit margins on agreements that govern our provision of products or services to customers over a multi-year period. A reduction in credit, combined with reduced economic activity, may adversely affect businesses and industries that collectively constitute a significant portion of our customer base, such as the public sector. As a result, these customers may need to reduce their purchases of our products or services, or we may experience greater difficulty in receiving payment for the products or services that these customers purchase from us. Any of these events, or any other events caused by turmoil in domestic or international financial markets, may have a material adverse effect on our business, operating results, and financial condition.

We may not be able to generate sufficient cash to service any indebtedness that we may incur from time to time, and we may be forced to take other actions to satisfy our obligations under any such indebtedness, which actions may not be successful.

Our ability to make scheduled payments on or to refinance any debt obligations that we may incur depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on any indebtedness.

If our cash flows and capital resources are at any time insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital, or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations.

We may not be able to comply with our loan covenants.

In connection with our indebtedness to the State of Ohio, we are required to create and maintain a certain number of full time jobs within Ohio and we are subject to certain loan covenants and requirements. We have had past instances of non-compliance with certain of the loan covenants. Should we violate a covenant or requirement, we may be subject to an escalation of our interest rate and/or we may be required to repay the loan before its term. There can be no assurance that we will not become non-compliant with one or more of these covenants in the future.

Our gross margins on our revenues have not been stable.

Our gross margins on our revenues have not been stable. Accordingly, it is difficult for us to manage and forecast our gross margins and our earnings. Historically, our product mix and profitability per project have not been consistent. These conditions may adversely impact our future financial performance and may hinder our ability to attract investors.

The length of our sales cycle can fluctuate significantly, which could result in significant fluctuations in license revenues being recognized from quarter to quarter.

The decision by a customer to purchase our products often involves a comprehensive implementation process across the customer’s network or networks. As a result, licenses of these products may entail a significant commitment of resources by prospective customers, accompanied by the attendant risks and delays frequently associated with significant expenditures and lengthy sales cycles and implementation procedures. Given the significant investment and commitment of resources required by an organization to implement the type of software we supply, our sales cycle may be longer compared to other companies within our own industry, as well as companies in other industries. In the current economic environment, it is not uncommon to see reduced information technology spending. It may take several months, or even several quarters, for marketing opportunities to materialize. If a customer’s decision to license our software is delayed or if the installation of our products takes longer than originally anticipated, the date on which we may recognize revenues from these licenses would be delayed. Such delays could cause our revenues to be lower than expected in a particular period.

Our success depends on our relationships with strategic partners, and any reduction in the sales efforts or cooperative efforts from our partners could materially impact our revenues.

We rely on close cooperation with partners for sales and product development as well as for the optimization of opportunities that arise in our competitive environment. Our success will depend, in part, upon our ability to maintain access to existing channels of distribution and to gain access to new channels if and when they develop. We may not be able to retain a sufficient number of our existing partners or develop a sufficient number of future partners. We are unable to predict the extent to which our partners will be successful in marketing and licensing our products. A reduction in partner cooperation or sales efforts, or a decline in the number of channels, could materially reduce revenues.

If we do not continue to develop new technologically-advanced products that successfully integrate with the software products and enhancements used by our customers, future revenues and our operating results may be negatively affected.

Our success depends upon our ability to design, develop, test, market, license, and support new software products and enhancements of current products on a timely basis in response to both competitive threats and marketplace demands. Recent examples of significant trends in the software industry include cloud computing, mobility, social media, and software as a service. In addition, software products and enhancements must remain compatible with standard platforms and file formats. Often, we must integrate software licensed or acquired from third parties with our proprietary software to create or improve our products. If we are unable to achieve a successful integration with third-party software, we may not be successful in developing and marketing our new software products and enhancements. If we are unable to successfully integrate third-party software to develop new software products and enhancements to existing products, or to complete products currently under development which we license or acquire from third parties, our operating results will materially suffer. In addition, if the integrated or new products or enhancements do not achieve acceptance by the marketplace, our operating results will materially suffer. Also, if new industry standards emerge that we do not anticipate or adapt to, our software products could be rendered obsolete and, as a result, our business and operating results, as well as our ability to compete in the marketplace, would be materially harmed.

If our products and services do not gain market acceptance, our operating results may be negatively affected.

We intend to pursue our strategy of growing the capabilities of our ECM software offerings through our proprietary research and the development of new product offerings. In response to customer demand, it is important to our success that we continue: (i) to enhance our products, and (ii) to seek to set the standard for ECM capabilities in the small-to-medium market. The primary market for our software and services is rapidly evolving, which means that the level of acceptance of products and services that have been released recently or that are planned for future release by the marketplace is not certain. If the markets for our products and services fail to develop, develop more slowly than expected or become subject to increased competition, our business may suffer. As a result, we may be unable to: (i) successfully market our current products and services, (ii) develop new software products, services and enhancements to current products and services, (iii) complete customer installations on a timely basis, or (iv) complete products and services currently under development. In addition, increased competition could put significant pricing pressures on our products, which could negatively impact our margins and profitability. If our products and services are not accepted by our customers or by other businesses in the marketplace, our business and operating results will be materially affected.

If our existing customers fail to renew their support agreements, or if customers do not license updated products on terms favorable to us, our revenues could be adversely affected.

We currently derive a significant portion of our overall revenues from maintenance services and software subscriptions, and we depend on our installed customer base for future revenue from maintenance services and software subscriptions and licenses of updated products. The IT industry generally has been experiencing increasing pricing pressure from customers when purchasing or renewing support agreements. Moreover, the trend towards consolidation in certain industries that we serve, such as financial services and telecommunications, could result in a reduction of the software and hardware being serviced and put pressure on our maintenance terms with customers who have merged. Given this environment, there can be no assurance that our current customers will renew their maintenance agreements or agree to the same terms when they renew, which could result in our reducing or losing maintenance fees. If our existing customers fail to renew their maintenance agreements, or if we are unable to generate additional maintenance fees through the licensing of updated products to existing or new customers, our business and future operating results could be adversely affected.

Our success depends on a limited number of significant customers, and our results of operations and financial condition could be negatively affected by the loss of a major customer or the failure to collect a large account receivable.

For the years ended December 31, 2012 and 2011, government contracts represented approximately 39% and 57% of our net revenues, respectively. For the twelve months ended December 31, 2012 and 2011, the most significant of these government contracts, represented approximately 4% and 5%, respectively, of our net revenues. Due to their dependence on state, local and federal budgets, government contracts carry short terms, typically less than 18 months. The loss of a meaningful percentage of government contracts could materially affect our business and operating results.

Our investment in our current research and development efforts may not provide a sufficient, timely return.

The development of ECM software products is a costly, complex, and time-consuming process, and the investment in ECM software product development often involves a long wait until a return is achieved on such an investment. We make and will continue to make significant investments in software research and development and related product opportunities. Investments in new technology and processes are inherently speculative. Commercial success depends on many factors including the degree of innovation of the products developed through our research and development efforts, sufficient support from our strategic partners, and effective distribution and marketing. Accelerated product introductions and short product life cycles require high levels of expenditures for research and development. These expenditures may adversely affect our operating results if they are not offset by increased revenues. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts in order to maintain our competitive position. However, significant revenues from new product and service investments may not be achieved for a number of years, if at all. Moreover, new products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced for our current or historical products and services.

Product development is a long, expensive, and uncertain process, and we may terminate one or more of our development programs.

We may determine that certain product candidates or programs do not have sufficient potential to warrant the continued allocation of resources. Accordingly, we may elect to terminate one or more of our programs for such product candidates. If we terminate a product in development in which we have invested significant resources, our prospects may suffer, as we will have expended resources on a project that does not provide a return on our investment and we may have missed the opportunity to have allocated those resources to potentially more productive uses, and this may negatively impact our business operating results or financial condition.

The use of open-source software in our products may expose us to additional risks.

Certain open-source software is licensed pursuant to license agreements that require a user who distributes the open-source software as a component of the user’s software to disclose publicly part or all of the source code to the user’s software. This effectively renders what was previously proprietary software open-source software. As competition in our markets increases, we must strive to be cost-effective in our product development activities. Many features we may wish to add to our products in the future may be available as open-source software, and our development team may wish to make use of this software to reduce development costs and speed up the development process. While we carefully monitor the use of all open-source software and try to ensure that no open-source software is used in such a way as to require us to disclose the source code to the related product, such use could inadvertently occur. Additionally, if a third party has incorporated certain types of open-source software into its software but has failed to disclose the presence of such open-source software, and we embed that third-party software into one or more of our products, we could, under certain circumstances, be required to disclose the source code to our product. This could have a material adverse effect on our business.

Failure to protect our intellectual property could harm our ability to compete effectively.

We are highly dependent on our ability to protect our proprietary technology. We rely on a combination of intellectual property laws, trademark laws, as well as non-disclosure agreements and other contractual provisions to establish and maintain our proprietary rights. We intend to protect our rights vigorously; however, there can be no assurance that these measures will, in all cases, be successful. Enforcement of our intellectual property rights may be difficult. While U.S. copyright laws may provide meaningful protection against unauthorized duplication of software, software piracy has been, and is expected to be, a persistent problem for the software industry, and piracy of our products represents a loss of revenue to us. Certain of our license arrangements may require us to make a limited confidential disclosure of portions of the source code for our products, or to place such source code into escrow for the protection of another party. Although we will take considerable precautions, unauthorized third parties, including our competitors, may be able to: (i) copy certain portions of our products, or (ii) reverse engineer or obtain and use information that we regard as proprietary. Also, our competitors could independently develop technologies that are perceived to be substantially equivalent or superior to our technologies. Our competitive position may be adversely affected by our possible inability to effectively protect our intellectual property.

Other companies may claim that we infringe their intellectual property, which could materially increase costs and materially harm our ability to generate future revenues and profits.

Claims of infringement are becoming increasingly common as the software industry develops and as related legal protections, including patents, are applied to software products. Although we do not believe that our products infringe on the rights of third parties, third parties may assert infringement claims against us in the future. Although most of our technology is proprietary in nature, we do include certain third-party software in our products. In these cases, this software is licensed from the entity holding the intellectual property rights. Although we believe that we have secured proper licenses for all third-party software that is integrated into our products, third parties may assert infringement claims against us in the future. The third parties making these assertions and claims may include non-practicing entities whose business model is to obtain patent-licensing revenues from operating companies, such as ours. Any such assertion, regardless of merit, may result in litigation or may require us to obtain a license for the intellectual property rights of third parties. Such licenses may not be available, or they may not be available on reasonable terms. In addition, such litigation could be time-consuming, disruptive to our ability to generate revenues or enter into new market opportunities, and may result in significantly increased costs as a result of our defense against those claims or our attempt to license the intellectual property rights or rework our products to avoid infringement of third-party rights to ensure they comply with judicial decisions. Our agreements with our partners and end-users typically contain provisions that require us to indemnify them, with certain limitations on the total amount of such indemnification, for damages sustained by them as a result of any infringement claims involving our products. Any of the foregoing results of an infringement claim could have a significant adverse impact on our business and operating results, as well as our ability to generate future revenues and profits.

The loss of licenses to use third-party software or the lack of support or enhancement of such software could adversely affect our business.

We currently depend upon a limited number of third-party software products. If such software products were not available, we might experience delays or increased costs in the development of our products. In certain instances, we rely on software products that we license from third parties, including software that is integrated with internally-developed software, and which is used in our products to perform key functions. These third-party software licenses may not continue to be available to us on commercially reasonable terms, and the related software may not continue to be appropriately supported, maintained, or enhanced by the licensors. The loss by us of the license to use, or the inability by licensors to support, maintain, and enhance any of such software, could result in increased costs or in delays or reductions in product shipments until equivalent software is developed or licensed and integrated with internally-developed software. Such increased costs or delays or reductions in product shipments could adversely affect our business.

Current and future competitors could have a significant impact on our ability to generate future revenues and profits.

The markets for our products are intensely competitive, and are subject to rapid technological change and other pressures created by changes in our industry. The convergence of many technologies has resulted in unforeseen competitors arising from companies that were traditionally not viewed as threats to our marketplace. We expect competition to increase and intensify in the future as the pace of technological change and adaptation quickens, and as additional companies enter our markets, including those competitors who offer similar products and services to ours, but offer them through a different form of delivery. Numerous releases of competitive products have occurred in recent history and are expected to continue in the future. We may not be able to compete effectively with current competitors and potential entrants into our marketplace. We could lose market share if our current or prospective competitors: (i) introduce new competitive products, (ii) add new functionality to existing products, (iii) acquire competitive products, (iv) reduce prices, or (v) form strategic alliances with other companies. If other businesses were to engage in aggressive pricing policies with respect to competing products, or if the dynamics in our marketplace resulted in increased bargaining power by the consumers of our products and services, we would need to lower the prices we charge for the products we offer. This could result in lower revenues or reduced margins, either of which could materially and adversely affect our business and operating results. Additionally, if prospective consumers choose other methods of ECM delivery, different from those that we offer, our business and operating results could also be materially and adversely affected.

Consolidation in the industry, particularly by large, well-capitalized companies, could place pressure on our operating margins which could, in turn, have a material adverse effect on our business.

Acquisitions by large, well-capitalized technology companies have changed the marketplace for our goods and services by replacing competitors that are comparable in size to our company with companies that have more resources at their disposal to compete with us in the marketplace. In addition, other large corporations with considerable financial resources either have products that compete with the products we offer, or have the ability to encroach on our competitive position within our marketplace. These companies have considerable financial resources, channel influence, and broad geographic reach; thus, they can engage in competition with our products and services on the basis of sales price, marketing, services, or support. They also have the ability to introduce items that compete with our maturing products and services. The threat posed by larger competitors and their ability to use their better economies of scale to sell competing products and services at a lower cost may materially reduce the profit margins we earn on the goods and services we provide to the marketplace. Any material reduction in our profit margin may have a material adverse effect on the operations or finances of our business, which could hinder our ability to raise capital in the public markets at opportune times for strategic acquisitions or general operational purposes, which may prevent effective strategic growth or improved economies of scale or put us at a disadvantage to our better-capitalized competitors.

We may not realize the anticipated benefits of past or potential future acquisitions, and integration of these acquisitions may disrupt our business and management, negatively affecting our business, operating results, or financial condition.

We may not realize the anticipated benefits of an acquisition, and each acquisition, including our recent acquisition of Intellinetics, has numerous risks. Particularly with regard to any future acquisitions of operating businesses, we may experience difficulties in integrating personnel and operations from the acquired businesses and in retaining and motivating key personnel from those businesses, and difficulties caused by potential incompatibility of business cultures. We may experience difficulty in effectively integrating the acquired technologies, products, or services with our current technologies, products, or services. We may experience difficulty in maintaining controls, procedures, and policies during the transition and integration, as well as difficulty integrating the acquired company’s accounting, management information, human resources, and other administrative systems. We may not be able to assert that internal controls over financial reporting are effective. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses, or adversely impact our business, operating results, and financial condition. We also may not be able to retain key technical and managerial personnel of the acquired business or key customers, distributors, vendors, and other business partners of the acquired business, and we may not be able to achieve the financial and strategic goals for the acquired and combined businesses. We may incur acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results, expose us to fluctuations in currency exchange rates, impair relationships with employees, customers, partners, distributors or third-party providers of our technologies, products or services, and delay customer and distributor purchasing decisions due to uncertainty about the direction of our product and service offerings.

While we currently have no acquisitions of other businesses pending or planned, we may pursue acquisition opportunities in the future. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, or such acquisitions may be viewed negatively by customers, financial markets, or investors. Future acquisitions may reduce our cash available for operations and other uses, and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities, or the incurrence of debt, which could negatively affect our business, operating results, and financial condition. Mergers and acquisitions of high technology companies are inherently risky, and ultimately, if we do not complete an announced acquisition transaction or integrate an acquired business successfully and in a timely manner, we may not realize the benefits of the acquisition to the extent anticipated.

Our acquisition activity may lead to a material increase in the incurrence of debt, which may adversely affect our finances.

We may borrow money to provide the funds necessary to pay for companies we seek to acquire, if we deem such financing activity to be appropriate. The interest costs generated under any such debt obligations may materially increase our interest expense, which may materially and adversely affect our profitability as well as the price of our Common Stock. Our ability to pay the interest and repay the principal for the indebtedness we incur as a result of our acquisition activity depends upon our ability to manage our business operations and our financial resources. In addition, the agreements related to such borrowings may contain covenants requiring us to meet certain financial performance targets and operating covenants, and limiting our discretion with respect to certain business matters, such as, among other things, any future payment of dividends, the borrowing of additional amounts, and the making of investments.

Businesses we acquire may have disclosure controls and procedures and internal controls over financial reporting that are weaker than or otherwise not in conformity with ours.

Upon consummating any acquisition, we will seek to implement our disclosure controls and procedures, as well as our internal controls over financial reporting, at the acquired company as promptly as possible. Depending upon the nature of the business acquired, the implementation of our disclosure controls and procedures, as well as the implementation of our internal controls over financial reporting, at an acquired company may be a lengthy process. We will conduct due diligence prior to consummating any acquisition; however, such diligence may not identify all material issues, and our integration efforts may periodically expose deficiencies in the disclosure controls and procedures, as well as in internal controls over financial reporting, of an acquired company. If such deficiencies exist, we may not be in a position to comply with our periodic reporting requirements and, as a result, our business and financial condition may be materially harmed.

We must continue to manage our internal resources during periods of company growth, or our operating results could be adversely affected.

The ECM market has continued to evolve at a rapid pace. We expect to continue to review acquisition opportunities as a means of increasing the size and scope of our business. Our growth, coupled with the rapid evolution of our markets, has placed, and will continue to place, significant strains on our administrative and operational resources, and has increased, and will continue to increase, demands on our internal systems, procedures and controls. Our administrative infrastructure, systems, procedures and controls may not adequately support our operations. In addition, our management may not be able to achieve the rapid, effective execution of the product and business initiatives necessary to successfully implement our operational and competitive strategy. If we are unable to manage growth effectively, our operating results will likely suffer which may, in turn, adversely affect our business.

If we are not able to attract and retain top employees, our ability to compete may be harmed.

Our performance is substantially dependent on the performance of our executive officers and key employees. The loss of the services of any of our executive officers or other key employees could significantly harm our business. Our success is also highly dependent upon our continuing ability to identify, hire, train, retain, and motivate highly-qualified management, technical, sales, and marketing personnel. In particular, the recruitment of top research developers and experienced salespeople remains critical to our success. Competition for such people is intense, substantial, and continuous, and we may not be able to attract, integrate, or retain highly-qualified technical, sales, or managerial personnel in the future. In addition, in our effort to attract and retain critical personnel, we may experience increased compensation costs that are not offset by either improved productivity or higher prices for our products or services.

The market price of our Common Stock may limit the appeal of certain alternative compensation structures that we might offer to the high-quality employees we seek to attract and retain.

If the market price of our Common Stock performs poorly, such performance may adversely affect our ability to retain or attract critical personnel. For example, if we were to offer options to purchase shares of our Common Stock as part of an employee’s compensation package, the attractiveness of such a compensation package would be highly dependent upon the performance of our Common Stock.

In addition, any changes made to any of our compensation practices which are made necessary by governmental regulations or competitive pressures could adversely affect our ability to retain and motivate existing personnel and recruit new personnel. For example, any limit to total compensation which may be prescribed by the government, or any significant increases in personal income tax levels in the United States, may hurt our ability to attract or retain our executive officers or other employees whose efforts are vital to our success.

Any unauthorized, and potentially improper, actions of our personnel could adversely affect our business, operating results, and financial condition.

The recognition of our revenue depends on, among other things, the terms negotiated in our contracts with our customers. Our personnel may act outside of their authority and negotiate additional terms without our knowledge. We have implemented policies to help prevent and discourage such conduct, but there can be no assurance that such policies will be followed. For instance, in the event that our sales personnel negotiate terms that do not appear in the contract and of which we are unaware, whether the additional terms are written or verbal, we could be prevented from recognizing revenue in accordance with our plans. Furthermore, depending on when we learn of unauthorized actions and the size of the transactions involved, we may have to restate revenue for a previously reported period, which would seriously harm our business, operating results, and financial condition.

Unexpected events may materially harm our ability to align our incurrence of expenses with our recognition of revenues.

We incur operating expenses based upon anticipated revenue trends. Because a high percentage of these expenses are relatively fixed, a delay in recognizing revenues from transactions related to these expenses (which delay may be due to the factors described elsewhere in this section or may be due to other factors) could cause significant variations in operating results from quarter to quarter, and such a delay could materially reduce operating income. If these expenses are not subsequently matched by revenues, our business, financial condition, or results of operations could be materially and adversely affected.

We may fail to achieve our financial forecasts due to the inherent difficulties in making predictions of market activity.

Our revenues and particularly our new software license revenues are difficult to forecast, and, as a result, our actual operating results can differ significantly from our estimates, and such differences may be material. We use an internal customer relationship management system to manage all of our “sales funnel” activities. Information relating to existing and potential customers is updated weekly. The system provides us with estimates of future sales from existing and potential customers, the effectiveness of which relies solely on our ability to predict sales activity, both in a particular quarter and over longer periods of time. Many factors may affect actual sales activity, such as weakened economic conditions, which may cause our customers and potential customers to delay, reduce, or cancel IT-related purchasing decisions, and the tendency of some IT customers to wait until the end of a fiscal period in the hope of obtaining more favorable terms. If actual sales activity differs from our estimate, then we may have planned our activities and budgeted incorrectly and this may adversely affect our business and results of operations.

The restructuring of our operations may adversely affect our business or our finances.

We may in the future undertake initiatives to restructure or streamline our operations. We may incur costs associated with implementing a restructuring initiative beyond the amount contemplated when we first developed the initiative, and these increased costs may be substantial. Such costs would decrease our net income and earnings per share for the periods in which those adjustments are made. We will continue to evaluate our operations, and may propose future restructuring actions as a result of changes in the marketplace, including the exit from less profitable operations or the decision to terminate services which are not valued by our customers. Any failure to successfully execute these initiatives on a timely basis may have a material adverse impact on our operations.

Our products may contain defects that could harm our reputation, be costly to correct, delay revenues, and expose us to litigation.

Our products are highly complex and sophisticated and, from time to time, may contain design defects or software errors that are difficult to detect and correct. Errors may be found in new software products or improvements to existing products after delivery to our customers. If these defects are discovered, we may not be able to successfully correct such defects in a timely manner. In addition, despite the extensive tests we conduct on all of our products, we may not be able to fully simulate the environment in which our products will operate and, as a result, we may be unable to adequately detect the design defects or software errors which may become apparent only after the products are installed in an end-user’s network. The occurrence of errors and failures in our products could result in the delay or the denial of market acceptance of our products, and alleviating such errors and failures may require us to make significant expenditure of our resources. The harm to our reputation resulting from product errors and failures may be materially damaging. Because we regularly provide a warranty with our products, the financial impact of fulfilling warranty obligations may be significant in the future. Our agreements with our strategic partners and end-users typically contain provisions designed to limit our exposure to claims. These agreements regularly contain terms such as the exclusion of all implied warranties and the limitation of the availability of consequential or incidental damages. However, such provisions may not effectively protect us against claims and the attendant liabilities and costs associated with such claims. Although Intellinetics maintains errors and omissions insurance coverage and comprehensive liability insurance coverage relating to its business operations, such coverage may not be adequate to cover all such claims. Accordingly, any such claim could negatively affect our business, operating results or financial condition.

Intellinetics has insurance coverage for the services it offers. However, a claim for damages may be made against Intellinetics or the Company regardless of its or our responsibility for the failure, which could expose us to liability.

We provide business management solutions that we believe are critical to the operations of our customers’ businesses and provide benefits that may be difficult to quantify. Any failure of a customer’s system installed by us or of the services offered by us could result in a claim for substantial damages against us, regardless of our responsibility for the failure. Although we attempt to limit our contractual liability for damages resulting from negligent acts, errors, mistakes, or omissions in rendering our services, we cannot assure you that the limitations on liability we include in our agreements will be enforceable in all cases, or that those limitations on liability will otherwise protect us from liability for damages. In the event that the terms and conditions of our contracts which limit our liability are not sufficient, Intellinetics has insurance coverage that insures the business for negligent acts, error or omission, failure of the technology services to perform as intended, and breach of warranties. It also insures the services that we supply, including web services, consulting, analysis, design, installation, training, support, system integration, the manufacture, sale, licensing, distribution or marketing of software, the design and development of code, software, and programming, and the provision of software applications as a service, rental or lease. However, there can be no assurance that this insurance coverage will be adequate or that coverage will remain available at acceptable costs. Successful claims brought in excess of this insurance coverage could seriously harm our business, prospects, financial condition, and results of operations. Even if not successful, large claims against us could result in significant legal and other costs and may be a distraction to our senior management.

Our products rely on the stability of infrastructure software that, if not stable, could negatively impact the effectiveness of our products, resulting in harm to our reputation and business.

Our development of internet and intranet applications depends and will continue to depend on the stability, functionality, and scalability of the infrastructure software of the underlying intranet. If weaknesses in such infrastructure software exist, we may not be able to correct or compensate for such weaknesses. If we are unable to address weaknesses resulting from problems in the infrastructure software such that our products do not meet customer needs or expectations, our reputation and, consequently, our business may be significantly harmed.

Business disruptions may adversely affect our operations.

Our business and operations are highly automated, and a disruption or failure of our systems may delay our ability to complete sales and to provide services. A major disaster or other catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could severely affect our ability to conduct normal business operations, which may materially and adversely affect our future operating results.

Unauthorized disclosures and breaches of security data may adversely affect our operations.

The United States has laws and regulations relating to data privacy, security, and retention of information. We have certain measures to protect our information systems against unauthorized access and disclosure of our confidential information and confidential information belonging to our customers. We have policies and procedures in place dealing with data security and records retention. However, there is no assurance that the security measures we have put in place will be effective in every case. Breaches in security could result in a negative impact for us and for our customers, potentially affecting our business, assets, revenues, brand, and reputation, and resulting in penalties, fines, litigation, and other potential liabilities, in each case depending upon the nature of the information disclosed. These risks to our business may increase as we expand the number of web-based products and services we offer.

We may become involved in litigation that may materially adversely affect us.

From time to time in the ordinary course of our business, we may become involved in various legal proceedings, including commercial, product liability, employment, class action, and other litigation and claims, as well as governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources, and cause us to incur significant expenses. Furthermore, because litigation is inherently unpredictable, the results of any such actions may have a material adverse effect on our business, operating results, or financial condition.

We have existing contracts with government clients and may enter into additional government contracts in the future. Sales pursuant to contracts with government clients subject us to risks including early termination, audits, investigations, sanctions, and penalties.

A portion of our revenues comes from contracts with the U.S. government, state and local governments, and their respective agencies, which may terminate most of these contracts at any time, without cause. At this time, governments and their agencies are operating under increased pressure to reduce spending. Any federal government contracts are subject to the approval of appropriations being made by the U.S. Congress to fund the expenditures under those contracts. Similarly, any contracts at the state and local levels are subject to government funding authorizations. Additionally, government contracts are generally subject to audits and investigations that could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions, or debarment from future government business.

As a result of the Share Exchange, Intellinetics became a subsidiary of ours, and since we are subject to the reporting requirements of federal securities laws, the Company may have to make significant compliance-related expenditures that may divert resources from other projects, thus impairing its ability to grow.

As a result of the Share Exchange, Intellinetics became a subsidiary of ours and, accordingly, is subject to the information and reporting requirements of the Exchange Act, and other federal securities laws, including the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the Commission (including reporting of the Share Exchange) and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if Intellinetics had remained privately held and had not become our subsidiary.

The Sarbanes-Oxley Act and new rules subsequently implemented by the Commission have required changes in corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs in 2012 and beyond, and to make certain activities more time-consuming and costly. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately and timely, or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our Common Stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any future internal control deficiencies may adversely affect our financial condition, results of operations, and access to capital. We may in the future discover areas of our internal control that need improvement.

Because Intellinetics operated as a private company without public reporting obligations before the Share Exchange, it had limited personnel and resources to apply to the development of the external reporting and compliance obligations that would be required of a public company. The Company has taken and will continue to take measures to address and improve its financial reporting and compliance capabilities, and it is in the process of instituting changes to satisfy its obligations in connection with joining a public company, when and as such requirements become applicable to it. The Company plans to obtain additional financial and accounting resources to support and enhance its ability to meet the requirements of being a public company. The Company will need to continue to improve its financial and managerial controls, reporting systems and procedures, and documentation thereof. If the Company’s financial and managerial controls, reporting systems, or procedures fail, it may not be able to provide accurate financial statements on a timely basis or comply with the Sarbanes-Oxley Act. Any failure of the Company’s internal controls or its ability to provide accurate financial statements could significant affect the Company and cause the trading price of our Common Stock to decrease substantially.

If we do not implement necessary internal control over financial reporting in an efficient and timely manner, or if we discover deficiencies and weaknesses in existing systems and controls, we could be subject to regulatory enforcement and investors may lose confidence in our ability to operate in compliance with existing internal control rules and regulations, either of which could result in a decline in our stock price.

It may be difficult to design and implement effective internal control over financial reporting for combined operations as the Company integrates the business of Intellinetics it acquired as a result of the Share Exchange, and perhaps other acquired businesses in the future. In addition, differences in existing controls of acquired businesses may result in weaknesses that require remediation when internal controls over financial reporting are combined. In relation to the audit of our financial statements for the years ended December 31, 2011, our former independent registered public accounting firm informed the Company of its observations of a material weakness in internal control over financial reporting. Since the filing of our financial statements for the years ended December 31, 2011, the Company has adopted and is in the process of implementing various measures in connection with the Company’s ongoing efforts to improve its internal control processes.

If we fail to maintain an effective system of internal control, we may be unable to produce reliable financial reports or prevent fraud. If we are unable to assert that our internal control over financial reporting is effective at any time in the future, we could be subject to regulatory enforcement and investors may lose confidence in our ability to operate in compliance with existing internal control rules and regulations, either of which could result in a decline in our stock price.

The elimination of monetary liability against our directors, officers, agents and employees under Nevada law, and the existence of indemnification rights to such persons, may result in substantial expenditures by the Company and may discourage lawsuits against our directors, officers, agents and employees.

Our articles of incorporation and bylaws contain provisions permitting us to eliminate the personal liability of our directors, officers, agents and employees to the Company and its stockholders for damages for breach of fiduciary duty to the extent provided by Nevada law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers, agents and employees, which we may be unable to recoup. These provisions and resultant costs may also discourage our Company from bringing a lawsuit against certain individuals for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors, officers, agents and employees even though such actions, if successful, might otherwise benefit the Company and stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our property consists of an office facility measuring approximately 6,000 square feet in Columbus, Ohio that we lease for our headquarters and chief executive offices. The monthly rental payment is $3,375. The lease term continues until December 31, 2014.

ITEM 3.	LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings and are not aware of any threatened or contemplated legal proceedings against us.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

Part II

ITEM 5.                 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is available for quotation on the Over-the-Counter Bulletin Board under the symbol “GWIV.”

The quarterly high and low closing prices of our Common Stock, as reported by the Over-the-Counter Bulletin Board since February 22, 2012* are as follows:

Common Stock

Quarter Ended	High	Low
December 31, 2012	$0.63	$0.18
September 30, 2012	$1.82	$0.55
June 30, 2012	$1.87	$1.02
March 31, 2012	$1.85	$1.27

* There are no historical prices prior to February 22, 2012.

Holders

As of March 25, 2013 we had 100 stockholders of record.

Dividends

We do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

Sales of Unregistered Securities Subsequent to December 31, 2012

On February 28, 2013 and March 6, 2013, the Company, entered into a securities purchase agreement (the ”Purchase Agreement”) with certain accredited investors, pursuant to which it sold an aggregate of 15,000,000 shares of the Company’s common stock, par value, $0.001 per share (“Common Stock”) at a purchase price of $0.20 per share, for aggregate gross cash proceeds of $2,650,000 and the exchange of $350,000 in previously issued convertible promissory notes issued between January 28, 2013 and February 7, 2013 to certain investors associated with the Placement Agent (the “Offering”). The Company intends to use the net proceeds of the Offering for working capital and general corporate purposes, including without limitation, debt reduction purposes.

The Company retained Taglich Brothers, Inc. (the “Placement Agent”) as the exclusive placement agent for the Offering. In connection with the Offering, the Company paid the Placement Agent a cash payment of $268,000, which represented an 8% commission of the gross proceeds and approximately $28,000 for reimbursement for reasonable out of pocket expenses, FINRA filing fees and related legal fees. In addition, the Placement Agent earned warrants to purchase 1,500,000 shares of Common Stock, which represented 10% of the shares of Common Stock sold in the Offering (the “Placement Agent Warrants”), which have an exercise price of $0.24 per share of Common Stock, will be exercisable for a period of four years, contain customary cashless exercise and anti-dilution protection and are entitled to registration rights.

Pursuant to the Purchase Agreement, the Company agreed to (a) file a registration statement (the “Registration Statement”) with the SEC no later than May 29, 2013 covering the re-sale of the Common Stock shares sold in the Offering and the Common Stock shares issuable upon exercise of the Placement Agent Warrants. The Company also agreed to use commercially reasonable efforts to have the Registration Statement become effective as soon as possible after filing (and in any event within 90 days of the filing of such Registration Statement).

The shares of Common Stock sold in the Offering were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering. The investors are “accredited investors” as such term is defined in Regulation D promulgated under the Securities Act.

Shares Issued and Outstanding and Shares Reserved for Exercise of Warrants

As of March 6, 2013, upon the issuance of the shares of Common Stock described herein, the Company has 47,362,047 shares of Common Stock issued and outstanding; and 1,848,214 shares reserved for issuance upon the exercise of outstanding warrants.

Assignment and Assumption of Notes, Conversion of Notes to Convertible Promissory Notes, and Conversion of Convertible Promissory Notes to Restricted Common Stock

On February 15, 2013, the Company converted aggregate amount of debt (principal and interest) in the amount of $489,211 issued by the Company and its sole operating subsidiary, Intellinetics, Inc., to Alpharion Capital Partners, Inc. (“Alpharion”) into 1,686,935 restricted shares of the Company at a price of $0.29 per share (based on the closing price of Globalwise shares on February 14, 2013, the immediately preceding business day). Prior to the above referenced conversion, pursuant to an assignment and assumption agreement between Intellinetics and the Company dated February 15, 2013, the aggregate amount of debt in the amount of $489,211 held by Intellinetics (the “$489,211 of Intellinetics Debt”) was assigned to Globalwise, with the consent of Alpharion, and Globalwise issued to Alpharion a Globalwise convertible promissory note in the amount of $489,211 (the “$489,211 of Globalwise Note”) in exchange for Alpharion discharging the $489,211of Intellinetics Debt. Following the issuance of the $489,211Globalwise Note, on February 15, 2013, pursuant to a satisfaction of note agreement between Globalwise and Alpharion, Alpharion converted such $489,211 Globalwise Note into 1,686,935 restricted shares of Globalwise (the “1,686,935 Globalwise Restricted Share Issuance”), (subject to the applicable holding period restrictions under Rule 144) in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC.

Return to Treasury of Shares and Issuance of Contingent Warrants

On February 15, 2013, the Company and A. Michael Chretien, a member of the Board of Directors of the Company, entered into a return to treasury agreement dated February 15, 2013, whereby A. Michael Chretien returned 3,500,000 shares of common stock of the Company, par value $0.001 per share (“Common Stock”) to the Company. As consideration for A. Michael Chretien returning to treasury 3,500,000 shares of Common Stock he owns, the Company issued one four-year warrant to A. Michael Chretien with a right to purchase 3,500,000 shares of Common Stock at $0.001 per share within four-years of the shareholders of the Company increasing the number of authorized shares of Common Stock of the Company (the “A. Michael Chretien Warrant”), with piggyback registration rights. The A. Michael Chretien Warrant has a right of first refusal for A. Michael Chretien to exercise up to 3,500,000 shares prior to the Company issuing shares of Common Stock in any transaction. The Company issued the A. Michael Chretien Warrant in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC.

On February 15, 2013, the Company and Matthew Chretien, a member of the Board of Directors of the Company, entered into a return to treasury agreement dated February 15, 2013, whereby Matthew Chretien returned 3,500,000 shares of common stock of the Company, par value $0.001 per share (“Common Stock”) to the Company. As consideration for Matthew Chretien returning to treasury 3,500,000 shares of Common Stock he owns, the Company issued one four-year warrant to Matthew Chretien with a right to purchase 3,500,000 shares of Common Stock at $0.001 per share within four-years of the shareholders of the Company increasing the number of authorized shares of Common Stock of the Company (the “Matthew Chretien Warrant”), with piggyback registration rights. The Matthew Chretien Warrant has a right of first refusal to exercise up to 3,500,000 shares prior to the Company issuing shares of Common Stock in any transaction, other than pursuant to the A. Michael Chretien Warrant. The Company issued the Matthew Chretien Warrant in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC.

Settlement Agreement Between the Company and a Service Provider

On February 8, 2013, Globalwise and a service provider reached an agreement to settle outstanding accounts payable in the amount of $262,000 for the issuance of 873,333 restricted shares of common stock of the Company to the service provider (the “873,333 Restricted Shares”) (with piggyback registration rights), a lump sum payment of $50,000, and mutual release and generally for the discharge of all past, present and future claims against each other (the “Settlement Agreement”). The Company issued the 873,333 Restricted Shares in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC.

Issuance and Conversion of Convertible Notes

Between January 28, 2013 and February 7, 2013, the Company issued six convertible promissory notes in an aggregate amount of $350,000 (the “Notes in an Aggregate Amount of $350,000”) to six accredited investors who are associated with each other (the six accredited investors collectively referred to as the “$350,000 Investors”). The Company received proceeds in an aggregate amount of $350,000, with the final payment being received by the Company on February 7, 2013. The terms of the Notes in an Aggregate Amount of $350,000 provide for maturity on July 31, 2013 (the “Maturity Date”) and provide for zero percent interest until maturity. The $350,000 Investors receive warrants to purchase an aggregate amount of 262,500 common shares (par value $0.001 per share) at $0.28 per share (the “Investor Warrants”). The $350,000 Investors have a right, at their sole discretion, to convert the notes into equity under certain circumstances. Under its terms, if the Notes in the Amount of $350,000 are not paid off by the Company by the Maturity Date or converted in to equity at the election of the $350,000 Investors prior to the Maturity Date, the notes accrue interest in the amount of 15% from the Maturity Date until the notes are paid in full. The Company used the proceeds to pay off the JMJ Note (as described below), to settle other accounts, for working capital and for general corporate purposes. On February 28, 2013, the $350,000 Investors converted the notes into equity in the Offering disclosed above.

Settlement of Promissory Notes Subsequent to December 31, 2012

On January 30, 2013, the Company paid off in full, all principal plus fees in the amount of $154,292. under a $400,000 promissory note the Company had issued to JMJ Financial on August 7, 2012, and subsequently renewed on November 8, 2012 (the “JMJ Note”). The Company does not have any on-going relationship with JMJ Financial.

On March 5, 2013, the Company paid off in full, all principal of the $14,000 Jackie Chretien Note, plus all accrued interest through December 31, 2012 in the amount of $493. Additionally, on March 5, 2013, the Company paid accrued interest in the amount of $9,014 to Jackie Chretien relating to an $80,000 promissory note issued by the Company to Jackie Chretien on March 2, 2009.

Significant Events Effected on December 31, 2012

Sales of Unregistered Securities on December 31, 2012

On December 31, 2012, Intellinetics assigned Note Combination #1 with the consent of Alpharion Capital Partners, Inc. (the holder of Note Combination #1) in the aggregate principal amount of $118, 556 to Globalwise and Globalwise assumed such assignment. On December 31, 2012, Globalwise entered into a satisfaction of note agreement with Alpharion Capital Partners, Inc. (“Alpharion”) whereby Alpharion surrendered the Note Combination #1 to Globalwise and discharged the principal amount due under Note Combination #1 in consideration for Globalwise issuing to Alpharion a convertible promissory note in the amount of $118,556 due January 28, 2013 at an interest rate of 3.25%. On December 31, 2012, Alpharion exercised its conversion rights under the convertible promissory note and surrendered the convertible promissory note to Globalwise and Globalwise issued to Alpharion 395,186 restricted common shares, $0.001 par value, at $0.30 per share (based on the closing price on the immediately preceding business day) (subject to the applicable holding period restrictions under Rule 144) in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC.

On December 31, 2012, Intellinetics assigned Note Combination #2 with the consent of Alpharion Capital Partners, Inc. (the holder of Note Combination #2) in the aggregate principal amount of $115,000 to Globalwise and Globalwise assumed such assignment. On December 31, 2012, Globalwise entered into a satisfaction of note agreement with Alpharion Capital Partners, Inc. (“Alpharion”) whereby Alpharion surrendered the Note Combination #2 to Globalwise and discharged the principal amount due under Note Combination #2 in consideration for Globalwise issuing to Alpharion a convertible promissory note in the amount of $115,000 due January 15, 2013 at an interest rate of 3.25%. On December 31, 2012, Alpharion exercised its conversion rights under the convertible promissory note and surrendered the convertible promissory note to Globalwise and Globalwise issued to Alpharion 383,333 restricted common shares, $0.001 par value, at $0.30 per share (based on the closing price on the immediately preceding business day) (subject to the applicable holding period restrictions under Rule 144) in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended , and Rule 506 of Regulation D, as promulgated by the SEC.

On December 31, 2012, Intellinetics assigned Note Combination #4 with the consent of Alpharion Capital Partners, Inc. (the holder of Note Combination #4) in the aggregate principal amount of $111,500 to Globalwise and Globalwise assumed such assignment. On December 31, 2012, Globalwise entered into a satisfaction of note agreement with Alpharion Capital Partners, Inc. (“Alpharion”) whereby Alpharion surrendered the Note Combination #4 to Globalwise and discharged the principal amount due under Note Combination #4 in consideration for Globalwise issuing to Alpharion a convertible promissory note in the amount of $111,500 due January 15, 2013 at an interest rate of 3.25%. On December 31, 2012, Alpharion exercised its conversion rights under the convertible promissory note and surrendered the convertible promissory note to Globalwise and Globalwise issued to Alpharion 371,666 restricted common shares, $0.001 par value, at $0.30 per share (based on the closing price on the immediately preceding business day) (subject to the applicable holding period restrictions under Rule 144) in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC.

On December 31, 2012, Intellinetics assigned $19,000 of Note Combination #5 with the consent of Alpharion Capital Partners, Inc. (the holder of Note Combination #5) to Globalwise and Globalwise assumed such assignment. On December 31, 2012, Globalwise entered into a satisfaction of note agreement with Alpharion Capital Partners, Inc. (“Alpharion”) whereby Alpharion surrendered a note in the amount of $19,000 to Globalwise and discharged the principal amount due of $19,000 in consideration for Globalwise issuing to Alpharion a convertible promissory note in the amount of $19,000 due January 15, 2013 at an interest rate of 3.25%. On December 31, 2012, Alpharion exercised its conversion rights under the convertible promissory note and surrendered the convertible promissory note to Globalwise and Globalwise issued to Alpharion 63,333 restricted common shares, $0.001 par value, at $0.30 per share (based on the closing price on the immediately preceding business day) (subject to the applicable holding period restrictions under Rule 144) in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended , and Rule 506 of Regulation D, as promulgated by the SEC.

On December 31, 2012, Intellinetics assigned Note Combination #6 with the consent of Alpharion Capital Partners, Inc. (the holder of Note Combination #6) in the aggregate principal amount of $94,000 to Globalwise and Globalwise assumed such assignment. On December 31, 2012, Globalwise entered into a satisfaction of note agreement with Alpharion Capital Partners, Inc. (“Alpharion”) whereby Alpharion surrendered the Note Combination #6 to Globalwise and discharged the principal amount due under Note Combination #6 in consideration for Globalwise issuing to Alpharion a convertible promissory note in the amount of $94,000 due January 15, 2013 at an interest rate of 3.25%. On December 31, 2012, Alpharion exercised its conversion rights under the convertible promissory note and surrendered the convertible promissory note to Globalwise and Globalwise issued to Alpharion 313,333 restricted common shares, $0.001 par value, at $0.30 per share (based on the closing price on the immediately preceding business day) (subject to the applicable holding period restrictions under Rule 144) in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D, as promulgated by the SEC.

On December 31, 2012, Intellinetics assigned Alpharion Note #26 with the consent of Alpharion Capital Partners, Inc. (the holder of Alpharion Note #26) in the aggregate principal amount of $24,000 to Globalwise and Globalwise assumed such assignment. On December 31, 2012, Globalwise entered into a satisfaction of note agreement with Alpharion Capital Partners, Inc. (“Alpharion”) whereby Alpharion surrendered the Alpharion Note #26 to Globalwise and discharged the principal amount due under Alpharion Note #26 in consideration for Globalwise issuing to Alpharion a convertible promissory note in the amount of $24,000 due February 11, 2013 at an interest rate of 3.25%. On December 31, 2012, Alpharion exercised its conversion rights under the convertible promissory note and surrendered the convertible promissory note to Globalwise and Globalwise issued to Alpharion 80,000 restricted common shares, $0.001 par value, at $0.30 per share (based on the closing price on the immediately preceding business day) (subject to the applicable holding period restrictions under Rule 144) in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended , and Rule 506 of Regulation D, as promulgated by the SEC.

On December 31, 2012, Intellinetics assigned aggregate principal amount of $150,000 of notes between Intellinetics and Roy Haddix, a Director of Globalwise, to Globalwise and Globalwise assumed such assignment. On December 31, 2012, Globalwise entered into a satisfaction of note agreement with Mr. Haddix whereby Mr. Haddix surrendered a note in the amount of $150,000 to Globalwise and discharged the principal amount due of $150,000 in consideration for Globalwise issuing to Mr. Haddix a convertible promissory note in the amount of $150,000 due January 15, 2013 at an interest rate of 3.25%. On December 31, 2012, Mr. Haddix exercised his conversion rights under the convertible promissory note and surrendered the convertible promissory note to Globalwise and Globalwise issued to Mr. Haddix 500,000 restricted common shares, $0.001 par value, at $0.30 per share (based on the closing price on the immediately preceding business day) (subject to the applicable holding period restrictions under Rule 144) in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC.

On December 31, 2012, Intellinetics assigned the aggregate amount of $287,571 (principal and accrued interest) of a note between Intellinetics and Robert A. Love, III, (hereinafter referred to as “Dr. Love”) to Globalwise and Globalwise assumed such assignment. On December 31, 2012, Globalwise entered into a satisfaction of note agreement with Dr. Love whereby Dr. Love surrendered a note with an outstanding amount of $157,292 and accrued interest in the amount of $130,279 (for a total of $287,571) to Globalwise and discharged the principal and accrued interest in the amount of $287,571 in consideration for Globalwise issuing to Dr. Love a convertible promissory note in the amount of $287,571 due January 1, 2014 at an interest rate of 8.65%. On December 31, 2012, Dr. Love exercised his conversion rights under the convertible promissory note and surrendered the convertible promissory note to Globalwise and Globalwise issued to Dr. Love 958,570 restricted common shares, $0.001 par value, at $0.30 per share (based on the closing price on the immediately preceding business day) (subject to the applicable holding period restrictions under Rule 144) in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC.

On December 31, 2012, Globalwise entered into a satisfaction of note agreement with Mr. Haddix (a Director of the Company) whereby Mr. Haddix surrendered a note between Mr. Haddix and Globalwise with an outstanding amount of $25,000 and accrued interest in the amount of $1,103 (for a total of $26,103) (the “25,000 Haddix Note”) to Globalwise and discharged the principal and accrued interest in the amount of $26,103 in consideration for Globalwise issuing to Mr. Haddix a convertible promissory note in the amount of $26,103 due January 15, 2013 at an interest rate of 10%. On December 31, 2012, Mr. Haddix exercised his conversion rights under the convertible promissory note and surrendered the convertible promissory note to Globalwise and Globalwise issued to Mr. Haddix 87,009 restricted common shares, $0.001 par value, at $0.30 per share (based on the closing price on the immediately preceding business day) (subject to the applicable holding period restrictions under Rule 144) in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended , and Rule 506 of Regulation D, as promulgated by the SEC.

Other Securities Issuances in Fiscal Year 2012

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

On September 22, 2012, pursuant to an agreement, the Company issued 20,000 common shares, $0.001 par value, (subject to the applicable holding period restrictions under Rule 144), to an outside Investor’s Relation Company for services rendered in the amount of $31,800. The Stock Base Expense for these shares is included in General and Administrative expense for the year ended December 31, 2012. The shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Rule 506 of Regulation D promulgated pursuant to that act by the SEC.

On September 24, 2012, pursuant to an employee agreement, the Company issued 250,000 common shares, $0.001 par value, (subject to the applicable holding period restrictions under Rule 144), to the Chief Financial Officer in the amount of $175,000. The Stock Base Expense for these shares is included in General and Administrative expense for the year ended December 31, 2012. The shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Rule 506 of Regulation D promulgated pursuant to that act by the SEC.

On October 21, 2012, pursuant to an agreement, the Company issued 75,000 common shares, $.001 par value, (subject to the applicable holding period restrictions under Rule 144), to an outside Investor’s Relation Company for a six month service contract. The shares were valued at $33,750 based on the fair value of shares on the date of the agreement. The stock-based expense for these shares included in operating expenses for the year ended December 31, 2013 was $22,500 with the remaining $11,250 to be amortized over the remaining life of the contract. The shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Rule 506 of Regulation D promulgated pursuant to that act by the SEC.

On November 26, 2012, Mr. Haddix (who subsequently became a member of the Board of Directors of the Company on December 13, 2012), invested $60,000 in the Company and the Company issued to Mr. Haddix 240,000 restricted common shares of the Company, $0.001 par value, based on the closing price on November 26, 2012 of $0.25 per shares (subject to the applicable holding period restrictions under Rule 144) and three year warrants to purchase 85,714 common shares of the Company, $0.001 par value at $0.70 per common share (if applicable, subject to applicable holding period restrictions under Rule 144) in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Issuer Purchase of Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial conditions and results of operations of the Company for the fiscal years ended December 31, 2012, and 2011 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Form 10-K. References in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “the Company,” “us,” “we,” “our,” and similar terms refer to Globalwise Investments, Inc., a Nevada corporation (“Globalwise”), and its sole operating subsidiary, Intellinetics, Inc., an Ohio corporation (“Intellinetics”), unless we state otherwise or the context indicates otherwise. This discussion includes forward- looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risk factors that are included in Part I, Item IA of this Form 10-K. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition accrued expenses, financing operations, contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carry value of certain assets and liabilities which are not readily apparent from other sources. In addition, theses accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this report for the year ended December 31, 2012.

Recent Developments

Sales of Unregistered Securities Subsequent to December 31, 2012

On February 28, 2013 and March 6, 2013, the Company, entered into a securities purchase agreement (the ”Purchase Agreement”) with certain accredited investors, pursuant to which it sold an aggregate of 15,000,000 shares of the Company’s common stock, par value, $0.001 per share (“Common Stock”) at a purchase price of $0.20 per share, for aggregate cash proceeds of $2,650,000 and the exchange of $350,000 in previously issued convertible promissory notes issued between January 28, 2013 and February 7, 2013 to certain investors associated with the Placement Agent (the “Offering”). The Company intends to use the net proceeds of the Offering for working capital and general corporate purposes, including without limitation, debt reduction purposes.

The Company retained Taglich Brothers, Inc. (the “Placement Agent”) as the exclusive placement agent for the Offering. In connection with the Offering, the Company paid the Placement Agent a cash payment of $268,000, which represented an 8% commission of the gross proceeds and approximately $28,000 for reimbursement for reasonable out of pocket expenses, FINRA filing fees and related legal fees. In addition, the Placement Agent earned warrants to purchase 1,500,000 shares of Common Stock, which represented 10% of the shares of Common Stock sold in the Offering (the “Placement Agent Warrants”), which have an exercise price of $0.24 per share of Common Stock, will be exercisable for a period of four years, contain customary cashless exercise and anti-dilution protection and are entitled to registration rights.

Pursuant to the Purchase Agreement, the Company agreed to (a) file a registration statement (the “Registration Statement”) with the SEC no later than May 29, 2013 covering the re-sale of the Common Stock shares sold in the Offering and the Common Stock shares issuable upon exercise of the Placement Agent Warrants. The Company also agreed to use commercially reasonable efforts to have the Registration Statement become effective as soon as possible after filing (and in any event within 90 days of the filing of such Registration Statement).

The shares of Common Stock sold in the Offering were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering. The investors are “accredited investors” as such term is defined in Regulation D promulgated under the Securities Act.

Shares Issued and Outstanding and Shares Reserved for Exercise of Warrants

As of March 6, 2013, upon the issuance of the shares of Common Stock described herein, the Company has 47,362,047 shares of Common Stock issued and outstanding; and 1,848,214 shares reserved for issuance upon the exercise of outstanding warrants.

Assignment and Assumption of Notes, Conversion of Notes to Convertible Promissory Notes, and Conversion of Convertible Promissory Notes to Restricted Common Stock

On February 15, 2013, the Company converted aggregate amount of debt (principal and interest) in the amount of $489,211 issued by the Company and its sole operating subsidiary, Intellinetics, Inc., to Alpharion Capital Partners, Inc. (“Alpharion”) into 1,686,935 restricted shares of the Company at a price of $0.29 per share (based on the closing price of Globalwise shares on February 14, 2013, the immediately preceding business day). Prior to the above referenced conversion, pursuant to an assignment and assumption agreement between Intellinetics and the Company dated February 15, 2013, the aggregate amount of debt in the amount of $489,211 held by Intellinetics (the “$489,211 of Intellinetics Debt”) was assigned to Globalwise, with the consent of Alpharion, and Globalwise issued to Alpharion a Globalwise convertible promissory note in the amount of $489,211 (the “489,211 of Globalwise Note”) in exchange for Alpharion discharging the $489,211 of Intellinetics Debt. Following the issuance of the $489,211 of Globalwise Note, on February 15, 2013, pursuant to a satisfaction of note agreement between Globalwise and Alpharion, Alpharion converted such $489,211 of Globalwise Note into 1,686,935 restricted shares of Globalwise (the “1,686,935 Globalwise Restricted Share Issuance”), (subject to the applicable holding period restrictions under Rule 144) in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC.

Return to Treasury of Shares and Issuance of Contingent Warrants

On February 15, 2013, the Company and A. Michael Chretien, a member of the Board of Directors of the Company, entered into a return to treasury agreement dated February 15, 2013, whereby A. Michael Chretien returned 3,500,000 shares of common stock of the Company, par value $0.001 per share (“Common Stock”) to the Company. As consideration for A. Michael Chretien returning to treasury 3,500,000 shares of Common Stock he owns, the Company issued one four-year warrant to A. Michael Chretien with a right to purchase 3,500,000 shares of Common Stock at $0.001 per share within four-years of the shareholders of the Company increasing the number of authorized shares of Common Stock of the Company (the “A. Michael Chretien Warrant”), with piggyback registration rights. The A. Michael Chretien Warrant has a right of first refusal for A. Michael Chretien to exercise up to 3,500,000 shares prior to the Company issuing shares of Common Stock in any transaction. The Company issued the A. Michael Chretien Warrant in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC.

On February 15, 2013, the Company and Matthew Chretien, a member of the Board of Directors of the Company, entered into a return to treasury agreement dated February 15, 2013, whereby Matthew Chretien returned 3,500,000 shares of common stock of the Company, par value $0.001 per share (“Common Stock”) to the Company. As consideration for Matthew Chretien returning to treasury 3,500,000 shares of Common Stock he owns, the Company issued one four-year warrant to Matthew Chretien with a right to purchase 3,500,000 shares of Common Stock at $0.001 per share within four-years of the shareholders of the Company increasing the number of authorized shares of Common Stock of the Company (the “Matthew Chretien Warrant”), with piggyback registration rights. The Matthew Chretien Warrant has a right of first refusal to exercise up to 3,500,000 shares prior to the Company issuing shares of Common Stock in any transaction, other than pursuant to the A. Michael Chretien Warrant. The Company issued the Matthew Chretien Warrant in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC.

Settlement Agreement Between the Company and a Service Provider

On February 8, 2013, Globalwise and a service provider reached an agreement to settle outstanding accounts payable in the amount of $262,000 for the issuance of 873,333 restricted shares of common stock of the Company to the service provider (the “873,333 Restricted Shares”) (with piggyback registration rights), a lump sum payment of $50,000, and mutual release and generally for the discharge of all past, present and future claims against each other (the “Settlement Agreement”). The Company issued the 873,333 Restricted Shares in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC.

Issuance and Conversion of Convertible Notes

Between January 28, 2013 and February 7, 2013, the Company issued six convertible promissory notes in an aggregate amount of $350,000 (the “Notes in an Aggregate Amount of $350,000”) to six accredited investors who are associated with each other (the six accredited investors collectively referred to as the “$350,000 Investors”). The Company received proceeds in an aggregate amount of $350,000, with the final payment being received by the Company on February 7, 2013. The terms of the Notes in an Aggregate Amount of $350,000 provide for maturity on July 31, 2013 (the “Maturity Date”) and provide for zero percent interest until maturity. The $350,000 Investors receive warrants to purchase an aggregate amount of 262,500 common shares (par value $0.001 per share) at $0.28 per share (the “Investor Warrants”). The $350,000 Investors have a right, at their sole discretion, to convert the notes into equity under certain circumstances. Under its terms, if the Notes in the Amount of $350,000 are not paid off by the Company by the Maturity Date or converted in to equity at the election of the $350,000 Investors prior to the Maturity Date, the notes accrue interest in the amount of 15% from the Maturity Date until the notes are paid in full. The Company used the proceeds to pay off the JMJ Note (as described below), to settle other accounts, for working capital and for general corporate purposes. On February 28, 2013, the $350,000 Investors converted the notes into equity in the Offering disclosed above.

Settlement of Promissory Notes Subsequent to December 31, 2012

On January 30, 2013, the Company paid off in full, all principal plus fees in the amount of $154,292 under a $400,000 promissory note the Company had issued to JMJ Financial on August 7, 2012, and subsequently renewed on November 8, 2012 (the “JMJ Note”). The Company does not have any on-going relationship with JMJ Financial.

On March 5, 2013, the Company paid off in full, all principal of the $14,000 Jackie Chretien Note, plus all accrued interest through March 5, 2013 in the amount of $493.00. Additionally, on March 5, 2013, the Company paid $9,014 of the accrued interest to Jackie Chretien relating to an $80,000 promissory note issued by the Company to Jackie Chretien on March 2, 2009.

Significant Events Effected on December 31, 2012

Sales of Unregistered Securities on December 31, 2012

On December 31, 2012, Intellinetics assigned Note Combination #1 with the consent of Alpharion Capital Partners, Inc. (the holder of Note Combination #1) in the aggregate principal amount of $118, 556 to Globalwise and Globalwise assumed such assignment. On December 31, 2012, Globalwise entered into a satisfaction of note agreement with Alpharion Capital Partners, Inc. (“Alpharion”) whereby Alpharion surrendered the Note Combination #1 to Globalwise and discharged the principal amount due under Note Combination #1 in consideration for Globalwise issuing to Alpharion a convertible promissory note in the amount of $118,556 due January 28, 2013 at an interest rate of 3.25%. On December 31, 2012, Alpharion exercised its conversion rights under the convertible promissory note and surrendered the convertible promissory note to Globalwise and Globalwise issued to Alpharion 395,186 restricted common shares, $0.001 par value, at $0.30 per share (based on the closing price on the immediately preceding business day) (subject to the applicable holding period restrictions under Rule 144) in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC.

On December 31, 2012, Intellinetics assigned Note Combination #2 with the consent of Alpharion Capital Partners, Inc. (the holder of Note Combination #2) in the aggregate principal amount of $115,000 to Globalwise and Globalwise assumed such assignment. On December 31, 2012, Globalwise entered into a satisfaction of note agreement with Alpharion Capital Partners, Inc. (“Alpharion”) whereby Alpharion surrendered the Note Combination #2 to Globalwise and discharged the principal amount due under Note Combination #2 in consideration for Globalwise issuing to Alpharion a convertible promissory note in the amount of $115,000 due January 15, 2013 at an interest rate of 3.25%. On December 31, 2012, Alpharion exercised its conversion rights under the convertible promissory note and surrendered the convertible promissory note to Globalwise and Globalwise issued to Alpharion 383,333 restricted common shares, $0.001 par value, at $0.30 per share (based on the closing price on the immediately preceding business day) (subject to the applicable holding period restrictions under Rule 144) in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended , and Rule 506 of Regulation D, as promulgated by the SEC.

On December 31, 2012, Intellinetics assigned Note Combination #4 with the consent of Alpharion Capital Partners, Inc. (the holder of Note Combination #4) in the aggregate principal amount of $111,500 to Globalwise and Globalwise assumed such assignment. On December 31, 2012, Globalwise entered into a satisfaction of note agreement with Alpharion Capital Partners, Inc. (“Alpharion”) whereby Alpharion surrendered the Note Combination #4 to Globalwise and discharged the principal amount due under Note Combination #4 in consideration for Globalwise issuing to Alpharion a convertible promissory note in the amount of $111,500 due January 15, 2013 at an interest rate of 3.25%. On December 31, 2012, Alpharion exercised its conversion rights under the convertible promissory note and surrendered the convertible promissory note to Globalwise and Globalwise issued to Alpharion 371,666 restricted common shares, $0.001 par value, at $0.30 per share (based on the closing price on the immediately preceding business day) (subject to the applicable holding period restrictions under Rule 144) in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC.

On December 31, 2012, Intellinetics assigned $19,000 of Note Combination #5 with the consent of Alpharion Capital Partners, Inc. (the holder of Note Combination #5) to Globalwise and Globalwise assumed such assignment. On December 31, 2012, Globalwise entered into a satisfaction of note agreement with Alpharion Capital Partners, Inc. (“Alpharion”) whereby Alpharion surrendered a note in the amount of $19,000 to Globalwise and discharged the principal amount due of $19,000 in consideration for Globalwise issuing to Alpharion a convertible promissory note in the amount of $19,000 due January 15, 2013 at an interest rate of 3.25%. On December 31, 2012, Alpharion exercised its conversion rights under the convertible promissory note and surrendered the convertible promissory note to Globalwise and Globalwise issued to Alpharion 63,333 restricted common shares, $0.001 par value, at $0.30 per share (based on the closing price on the immediately preceding business day) (subject to the applicable holding period restrictions under Rule 144) in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended , and Rule 506 of Regulation D, as promulgated by the SEC.

On December 31, 2012, Intellinetics assigned Note Combination #6 with the consent of Alpharion Capital Partners, Inc. (the holder of Note Combination #6) in the aggregate principal amount of $94,000 to Globalwise and Globalwise assumed such assignment. On December 31, 2012, Globalwise entered into a satisfaction of note agreement with Alpharion Capital Partners, Inc. (“Alpharion”) whereby Alpharion surrendered the Note Combination #6 to Globalwise and discharged the principal amount due under Note Combination #6 in consideration for Globalwise issuing to Alpharion a convertible promissory note in the amount of $94,000 due January 15, 2013 at an interest rate of 3.25%. On December 31, 2012, Alpharion exercised its conversion rights under the convertible promissory note and surrendered the convertible promissory note to Globalwise and Globalwise issued to Alpharion 313,333 restricted common shares, $0.001 par value, at $0.30 per share (based on the closing price on the immediately preceding business day) (subject to the applicable holding period restrictions under Rule 144) in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended , and Rule 506 of Regulation D, as promulgated by the SEC.

On December 31, 2012, Intellinetics assigned Alpharion Note #26 with the consent of Alpharion Capital Partners, Inc. (the holder of Alpharion Note #26) in the aggregate principal amount of $24,000 to Globalwise and Globalwise assumed such assignment. On December 31, 2012, Globalwise entered into a satisfaction of note agreement with Alpharion Capital Partners, Inc. (“Alpharion”) whereby Alpharion surrendered the Alpharion Note #26 to Globalwise and discharged the principal amount due under Alpharion Note #26 in consideration for Globalwise issuing to Alpharion a convertible promissory note in the amount of $24,000 due February 11, 2013 at an interest rate of 3.25%. On December 31, 2012, Alpharion exercised its conversion rights under the convertible promissory note and surrendered the convertible promissory note to Globalwise and Globalwise issued to Alpharion 80,000 restricted common shares, $0.001 par value, at $0.30 per share (based on the closing price on the immediately preceding business day) (subject to the applicable holding period restrictions under Rule 144) in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended , and Rule 506 of Regulation D, as promulgated by the SEC.

On December 31, 2012, Intellinetics assigned aggregate principal amount of $150,000 of notes between Intellinetics and Roy Haddix, a Director of Globalwise, to Globalwise and Globalwise assumed such assignment. On December 31, 2012, Globalwise entered into a satisfaction of note agreement with Mr. Haddix whereby Mr. Haddix surrendered a note in the amount of $150,000 to Globalwise and discharged the principal amount due of $150,000 in consideration for Globalwise issuing to Mr. Haddix a convertible promissory note in the amount of $150,000 due January 15, 2013 at an interest rate of 3.25%. On December 31, 2012, Mr. Haddix exercised his conversion rights under the convertible promissory note and surrendered the convertible promissory note to Globalwise and Globalwise issued to Mr. Haddix 500,000 restricted common shares, $0.001 par value, at $0.30 per share (based on the closing price on the immediately preceding business day) (subject to the applicable holding period restrictions under Rule 144) in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC.

On December 31, 2012, Intellinetics assigned the aggregate amount of $287,571 (principal and accrued interest) of a note between Intellinetics and Robert A. Love, III, (hereinafter referred to as “Dr. Love”) to Globalwise and Globalwise assumed such assignment. On December 31, 2012, Globalwise entered into a satisfaction of note agreement with Dr. Love whereby Dr. Love surrendered a note with an outstanding amount of $157,292 and accrued interest in the amount of $130,279 (for a total of $287,571) to Globalwise and discharged the principal and accrued interest in the amount of $287,571 in consideration for Globalwise issuing to Dr. Love a convertible promissory note in the amount of $287,571 due January 1, 2014 at an interest rate of 8.65%. On December 31, 2012, Dr. Love exercised his conversion rights under the convertible promissory note and surrendered the convertible promissory note to Globalwise and Globalwise issued to Dr. Love 958,570 restricted common shares, $0.001 par value, at $0.30 per share (based on the closing price on the immediately preceding business day) (subject to the applicable holding period restrictions under Rule 144) in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC.

On December 31, 2012, Globalwise entered into a satisfaction of note agreement with Mr. Haddix (a Director of the Company) whereby Mr. Haddix surrendered a note between Mr. Haddix and Globalwise with an outstanding amount of $25,000 and accrued interest in the amount of $1,103 (for a total of $26,103) (the “25,000 Haddix Note”) to Globalwise and discharged the principal and accrued interest in the amount of $26,103 in consideration for Globalwise issuing to Mr. Haddix a convertible promissory note in the amount of $26,103 due January 15, 2013 at an interest rate of 10%. On December 31, 2012, Mr. Haddix exercised his conversion rights under the convertible promissory note and surrendered the convertible promissory note to Globalwise and Globalwise issued to Mr. Haddix 87,009 restricted common shares, $0.001 par value, at $0.30 per share (based on the closing price on the immediately preceding business day) (subject to the applicable holding period restrictions under Rule 144) in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended , and Rule 506 of Regulation D, as promulgated by the SEC.

Deferral of Principal and Interest Payment Relating to the June 17, 2009 Note Payable Issued by Intellinetics to the Ohio State Development Authority in the amount of $1,012,500

Effective December 31, 2012, the Company’s sole operating subsidiary, Intellinetics, and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule (the “December 31, 2012 Modification #1”) relating to the June 17, 2009 note payable issued by Intellinetics to the Ohio State Development Authority in the amount of $1,012,500, bearing interest at a rate of 6.00% per annum. Pursuant to the December 31, 2012 Modification #1, the Ohio State Development Authority deferred principal and interest payment for a six month period from December 1, 2012 to May 1, 2013, with the next principal and interest payment due on June 1, 2013. Effective March 12, 2013, Intellinetics and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule, deferring principal and interest payment until December 31, 2013, with the next principal and interest payment due on January 1, 2014.

Deferral of Interest Payment Relating to the June 3, 2011 Note Payable Issued by Intellinetics to the Ohio State Development Authority in the amount of $750,000

Effective December 31, 2012, the Company’s sole operating subsidiary, Intellinetics, and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule (the “December 31, 2012 Modification #2”) relating to the June 3, 2011 note payable issued by Intellinetics to the Ohio State Development Authority in the amount of $750,000, bearing interest at a rate of 1% per annum for the first 12 months, then interest at rate of 7% per annum for the second 12 months. Pursuant to the December 31, 2012 Modification #2, the Ohio State Development Authority deferred interest payment for a six month period from December 1, 2012 to May 1, 2013, with the next interest payment due on June 1, 2013. Under the terms of the June 3, 2011 note, Intellinetics is not obligated to remit payments of principal September 1, 2013. Effective March 12, 2013, Intellinetics and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule, deferring principal and interest payment until December 31, 2013, with the next principal and interest payment due on January 1, 2014.

Other Securities Issuances in Fiscal Year 2012

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

On September 22, 2012, pursuant to an agreement, the Company issued 20,000 common shares, $0.001 par value, (subject to the applicable holding period restrictions under Rule 144), to an outside Investor’s Relation Company for services rendered in the amount of $31,800. The Stock Base Expense for these shares is included in General and Administrative expense for the year ended December 31, 2012. The shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Rule 506 of Regulation D promulgated pursuant to that act by the SEC.

On September 24, 2012, pursuant to an employee agreement, the Company issued 250,000 common shares, $0.001 par value, (subject to the applicable holding period restrictions under Rule 144), to the Chief Financial Officer in the amount of $175,000. The Stock Base Expense for these shares is included in General and Administrative expense for the year ended December 31, 2012. The shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Rule 506 of Regulation D promulgated pursuant to that act by the SEC.

On October 21, 2012, pursuant to an agreement, the Company issued 75,000 common shares, $.001 par value, (subject to the applicable holding period restrictions under Rule 144), to an outside Investor’s Relation Company for a six month service contract. The shares were valued at $33,750 based on the fair value of shares on the date of the agreement. The stock-based expense for these shares included in operating expenses for the year ended December 31, 2013 was $22,500 with the remaining $11,250 to be amortized over the remaining life of the contract. The shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Rule 506 of Regulation D promulgated pursuant to that act by the SEC.

On November 26, 2012, Mr. Haddix (who subsequently became a member of the Board of Directors of the Company on December 13, 2012), invested $60,000 in the Company and the Company issued to Mr. Haddix 240,000 restricted common shares of the Company, $0.001 par value, based on the closing price on November 26, 2012 of $0.25 per shares (subject to the applicable holding period restrictions under Rule 144) and three year warrants to purchase 85,714 common shares of the Company, $0.001 par value at $0.70 per common share (if applicable, subject to applicable holding period restrictions under Rule 144) in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Company Overview

On February 10, 2012, Globalwise entered into a Securities Exchange Agreement (the “Exchange Agreement”) by and between itself and Intellinetics, an Ohio corporation formed in December 1996. Pursuant to the terms of the Exchange Agreement, all of the former shareholders of Intellinetics transferred to Globalwise all of their shares of Intellinetics in exchange for shares of common stock (“Share Exchange”) of Globalwise. Prior to the Share Exchange, Globalwise was a non-operating public shell company. As a result of the Share Exchange, Intellinetics became the sole operating subsidiary of Globalwise. The Share Exchange was accounted for as a reverse merger and recapitalization of Intellinetics.

The Company is an Enterprise Content Management (“ECM”) software development, sales and marketing company serving both the public and private sectors. In the public sector, the Company’s products, services and process models serve, principally, the critical needs of law enforcement and compliance agencies within the state and local government establishment. The Company provides its software solutions principally through (i) the direct licensing of its software installed on customer computer platforms and (ii) providing the applications as a service, accessible through the internet. The Company’s comprehensive solutions include services that range from pre-installation assessment, project scoping, implementation, consulting and ongoing software maintenance and customer support. In time, the Company anticipates that the provision of “cloud” application services, or software as a service, will become a more significant part of its software sales business.

The Company’s software products allow customers to manage “enterprise content” (unstructured data such as hard-copy scanned documents, Word documents, Excel spreadsheets, JPEG files, images, pictures, faxes, audio/video files, emails, and PowerPoint presentations) through its entire life cycle. The Company’s platform, Intellivue™, specializes in improving and enhancing business operations for clients by making document and content management simple, accessible and affordable.

The Company offers industry-specific vertical “Composite Content Applications” (“CCA”) to clients in a pre-configured, on-demand basis through the “On-Demand Solution Store™.” This approach to deploying templates for specific business processes empowers clients to affordably manage their complete document life cycle inherently within the turnkey Intellivue™ platform.

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

We believe that our channel partner strategy improvements have increased the competitive strength of our platform of products. In addition, we have established a set of business solutions templates that provide base software configurations which we believe will facilitate our delivery and installation of software to our customers. We believe that these advancements, in the aggregate, will allow us to license and sell our products to a broader customer base, shortening our sales cycle, making margins more consistent, and allowing us to expand our sales through new channel partnerships.

To date, most of our software customers install our software onto computers at their location (premises-based). Our software applications are also available through the internet, as a service generally referred to as the “Cloud” or “SaaS” (“Software as a Service”), allowing customers to avoid the upfront costs of the typical premises-based software installation. We anticipate that software as a service will become the principal part of our software sales business and a primary source of revenues for us. Our comprehensive services include pre-installation assessment, project scoping, implementation consulting, and ongoing software maintenance and customer support.

Revenues

Revenues are generated from the licensing, subscription and maintenance of our enterprise software products and from professional services fees in connection with the implementation and integration of software applications. Our revenues, especially our license revenues, are impacted by the competitive strength of our software products, as well as general economic and industry conditions.

For our sales of software without professional services and sales of software with professional services, our customer base has traditionally been made up of customers with larger projects that can take as much as nine months to two years to complete. For these projects, our policy is to not recognize revenue until the project is complete and delivered to our customer. As such, there are spikes in our revenue when these projects are completed and the associated revenue is recognized. As a result, revenues for sales of software without professional services and sales of software with professional services may vary widely from quarter to quarter.

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

In addition, while revenues are recognized upon the completion of software and consulting projects, the related costs are recognized when incurred, resulting in gross margins which may vary widely from period to period for these revenue categories.

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

Fiscal 2012 Compared to Fiscal 2011

Results of Operations

Overview

We reported net losses of $1,985,493 and $1,440,062 for the twelve months ended December 31, 2012 and 2011, respectively, representing an increase in net loss of $545,431 or 38%. We reported gross profit of $1,753,431 and $900,826 for the twelve months ended December 31, 2012 and 2011, respectively, representing an increase in gross profit of $852,605, or 95%. We reported operating expenses of $ 3,424,507 and $2,166,432 for the twelve months ended December 31, 2012 and 2011, respectively, representing an increase in operating expenses of $1,258,075 or 58%. The increase in operating expenses year-over-year was principally related to costs that we incurred in connection with the Share Exchange and the corresponding costs of public company reporting, as well as the on-boarding costs of additional sales and marketing personnel.

Revenues

We reported total revenues of $2,734,950 and $1,725,752 for the twelve months ended December 31, 2012 and 2011, respectively, representing an increase of $1,009,198 or 58%. The increase in total revenues year-over-year is attributable to several factors as described below.

Sale of Software Licenses without Professional Services

Revenues from the sale of software licenses without professional services principally consist of sales of additional or upgraded software licenses and applications to existing customers and sales of software to our resellers. Software in this revenue category is sold without significant modification or customization of the licensed software or professional services that are essential to the functionality of the software. These software license revenues were $188,894 and $137,068, for the twelve months ended December 31, 2012 and 2011, respectively, representing an increase of $51,826, or 38%. The increase year-over-year in sales was due in part to our efforts to develop and expand our channel partner reseller organization. In addition, we have found that after the initial installation, many of our customers will later deploy our software into other areas and functions of the organization. We are able to add these additional licenses for our customers generally with very little effort. This results in additional software sales for us. Our license revenues are impacted by the competitive strength of our software products, as well as general economic and industry conditions, and we have seen a moderate improvement in information technology spending within the private sector markets that we serve.

Sale of Software Licenses with Professional Services

Although we have traditionally provided our software to customers through customized solutions, increasingly, we are providing our resellers and our direct customers with software solutions that require less customization and in turn allow us to shorten our sales cycle. Software in this revenue category is sold with significant modification or customization and/or professional services that are essential to the functionality of the software. Revenues were $929,741 and $542,801, for the twelve months ended December 31, 2012, and 2011, respectively, representing an increase of $386,940 or 71%. The increase in revenues year-over-year was primarily the result of new accounts that we have gained through our expanded sales channel partners.

Sale of Software as a Service

For those customers that wish to avoid the upfront costs of typical premises-based software installations, we provide access to our software solutions as a service, accessible through the internet. Our customers typically enter into our software as a service agreement for periods in excess of one year. Under these agreements, we generally provide access to the applicable software, data storage and related customer assistance and support. Our software as a service revenue were $108,102 and $143,428, for the twelve months ended December 31, 2012 and 2011, respectively, representing a decrease of $35,326 or 25%. The decrease in revenue year-over-year was primarily the result of new customers deciding to bring their services in-house with a premise solution.

Sale of Software Maintenance Services

Software maintenance services revenues consist of fees for post contract customer support services provided to license holders. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. A substantial portion of these revenues were generated from customers to whom we sold software in prior years who have continued to renew their maintenance agreements. The support and maintenance agreements typically have a term of 12 months. Our software maintenance support revenue was $790,007 and $633,302, for the twelve months ended December 31, 2012 and 2011, respectively, representing an increase of $156,705, or 25%. The increase in revenue year-over-year was primarily the result of new accounts that we have gained through our growing sales channel partner network and renewals of existing maintenance agreements.

Sales of Consulting Services

Consulting services revenues consist of revenues from consulting, advisory services, training, and projects to assist customers with the uploading of client data into the client’s applications. These revenues include those arrangements where we do not sell software license as an element of the overall arrangement. Consulting services revenues were $718,206 and $269,153, for the twelve months ended December 31, 2012 and 2011, respectively, an increase of $449,053, or 167%. The increase in revenue year-over-year primarily resulted from the increase in new projects brought to us through our growing sales channel partner network, and a client document conversion project.

Cost of Revenues

The cost of revenues during the twelve months ended December 31, 2012 and 2011 were $981,519 and $824,926, respectively, representing an increase of $156,593, or 19%. The increase in cost of revenue year-over-year is primarily the result of additional staff hired to meet the growing demand for our products and services and third-party costs in connection with a client document conversion project.

Gross Margins

Overall gross margin for the twelve months ended December 31, 2012 and 2011 were 64% and 52%, respectively, representing an increase of 12%. The increase in gross margin year-over-year is primarily as result of increase in revenue.

Cost of License Revenues without Professional Services

Cost of license revenues consists primarily of third-party software licenses that are sold in connection with our core software applications. Cost of license revenues without professional services was $45,477 and $17,001 for the twelve months ended December 31, 2012 and 2011, respectively, representing an increase of $28,476, or 167%. Gross margin for this product category increased year-over-year to $143,417 for the twelve months ended December 31, 2012 from $120,066 for the twelve months ended December 31, 2011, or 19%.

Cost of License Revenues with Professional Services

Cost of license revenues consists primarily of the compensation of our software engineers and implementation consultants. Costs were $469,252 for the twelve months ended December 31, 2012, as compared to $454,330 for the twelve months ended December 31, 2011, representing an increase $14,922, or 3%.

Gross margins for this product category were 50% and 16% for the twelve months ended December 31, 2012 and 2011, respectively. The gross margin percentage increase in 2012 is primarily the result of costs incurred related to certain larger projects completed in 2012, but for which the related costs had been recognized in previous years when incurred.

Cost of Software as a Service

Cost of software as a service consists primarily of technical support personnel and related costs. Cost of software as a service was $28,232 for the twelve months ended December 31, 2012, as compared to $26,375 for the twelve months ended December 31, 2011, representing an increase of $1,857, or 7%.

Gross margins for this product category were 74% and 82% for the twelve months ended December 31, 2012 and 2011. The decrease in margins year-over-year were due to the software revenue mix of selling more software to government agencies, which have a lower gross margin than non-government clients.

Cost of Software Maintenance Services

Cost of software maintenance services consists primarily of technical support personnel and related costs. Cost of software maintenance services for the twelve months ended December 31, 2012 was $119,727 compared to $105,035 for the twelve months ended December 31, 2011, representing an increase of $14,692, or 14%. The increase in costs were a direct result from an increase in revenues for this product category, as well as our focused efforts to reduce support costs through better utilization of knowledge-based tools and our customer support portal.

Gross margins in this product category were 85% and 83% for the twelve months ended December 31, 2012 and 2011, respectively.

Cost of Consulting Services

Cost of consulting services consists primarily of the compensation of our software engineers and implementation consultants and related third-party costs. Cost of consulting services was $318,831 for the twelve months ended December 31, 2012, as compared to $222,185 for the twelve months ended December 31, 2011, representing an increase of $96,645 or 44%. The increase year-over-year resulted primarily from additional third-party costs incurred related to a client document conversion project.

Gross margins in this product category were 56% and 17% for the twelve months ended December 31, 2012 and 2011, respectively. Gross margins related to consulting services are typically lower and may vary widely, depending upon the nature of the consulting project.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $2,196,068 during the twelve months ended December 31, 2012 as compared to $1,388,315 during the twelve months ended December 31, 2011, representing an increase of $807,753, or 58%. The increase year-over-year was primarily due to expenses of $881,953 consisting of legal, consulting and professional fees incurred related to the Share Exchange and the corresponding costs of operating and reporting as a public company, employee stock paid compensation of $175,000, additional employees hired for expansion, and cost of insurance of $25,551 relating to the Directors and Officers insurance policy as a result of operating as a public company.

Sales and Marketing Expenses

Sales and marketing expenses increased to $1,200,019 during the twelve months ended December 31, 2012 as compared to $737,680 during the twelve months ended December 31, 2011, representing an increase of $462,339 or 63%. The increase year-over-year was primarily related to our increased emphasis on selling activities, which includes the expansion of our sales team, increased promotional marketing activities and increased travel expenses.

Depreciation and Amortization

Depreciation and amortization was $28,420 for the twelve months ended December 31, 2012, as compared to $40,437 for the twelve months ended December 31, 2011, representing a decrease of $12,017 or approximately 30%. The decrease year-over-year was the result of certain assets becoming fully amortized.

Interest Expense, Net

Interest expense, net, was $298,947 during the twelve months ended December 31, 2012 as compared to $174,456 during the twelve months ended December 31, 2011, representing an increase of $124,491 or 71%. The increase year-over-year resulted primarily from an increase in the average debt balance outstanding during the twelve months ended December 31, 2012.

Liquidity and Capital Resources

We measure our liquidity in a variety of ways, including the following:

December 31, 2012

Cash $ 46,236

Working Capital Deficiency $ (2,076,855)

Through December 31, 2012, we have incurred cumulative net losses since inception of $5,668,666.

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

On February 10, 2012, we consummated the Share Exchange and on that date, our shares became available for quotation on the Over-the-Counter Bulletin Board under the symbol “GWIV”. We believe that this was a first step to raising capital to finance our growth plan. We intend to deploy any additional capital we may raise to expand our sales and marketing capabilities, develop ancillary software products, enhance our internal infrastructure, support the accounting, auditing and legal costs of operating as a public company, and provide working capital.

Since the end of Fiscal Year 2012, on February 28, 2013 and March 6, 2013, the Company, entered into a securities purchase agreement with certain accredited investors, pursuant to which it sold an aggregate of 15,000,000 shares of the Company’s common stock, par value, $0.001 per share at a purchase price of $0.20 per share, for aggregate gross cash proceeds of $2,650,000 and the exchange of $350,000 in previously issued convertible promissory notes issued between January 28, 2013 and February 7, 2013 to certain investors associated with the placement agent (the “Offering”). The Company intends to use the net proceeds of the Offering for working capital and general corporate purposes, including without limitation, debt reduction purposes. See the section titled “Recent Developments” “Sales of Unregistered Securities Subsequent to December 31, 2012” at the beginning of this Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation” in this Form 10-K.

As of December 31, 2012, we expected that through the next 10 to 16 months, the capital requirements to fund our growth and to cover the operating costs of a public company will consume substantially all of the cash flows that we intend to generate from our operations, as well as from the proceeds of intended issuances of debt and equity securities. We further believe that during this period, while we are focusing on the growth and expansion of our business, the gross profit that we expect to generate from operations will not generate sufficient funds to cover these anticipated operating costs. Accordingly, we require external funding to sustain operations and to follow through on the execution of our business plan. However, there can be no assurance that our plans as discussed above will materialize and/or that we will be successful in funding estimated cash shortfalls through additional debt or equity capital and through the cash generated by our operations. Given these conditions, our ability to continue as a going concern is contingent upon us being able to secure an adequate amount of debt or equity capital to enable us to meet our cash requirements. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrants into established markets, the competitive environment in which we operate and the current capital raising environment. These factors, among others, raise substantial doubt that we will be able to continue as a going concern.

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

During the fiscal year ended December 31, 2012, we raised $1,353,157 in net new funds through the issuance of both conventional and contingently convertible notes. The proceeds from these notes were used to fund our working capital needs and the costs of the Share Exchange.

As of December 31, 2012, we intended to raise a minimum of $3,000,000 during the years 2012 and 2013 through a private placement of debt and equity securities, or some other financing source. We expect the funds raised through this private placement or other financing sources will be used to fund our operations, including the costs that we expect to incur as a public company, and to fund our growth plans by increasing staff and operations to complete the build-out of our expanded reseller network which we believe will enable us to expand into additional markets and deepen our penetration of existing markets. The current level of cash and operating margins is not enough to cover our existing fixed and variable obligations, so increased revenue performance and the addition of capital are critical to our success. If we are not able to raise these additional funds through the private placement or some other financing source, we may take one or more of the following actions to help conserve cash, including (i) limiting the hiring of additional personnel, (ii) reducing existing staffing, (iii) deferring the payment of compensation to our key employees, (iv) negotiating extended payment terms to vendors, advisors and consultants and (v) offering incentives to customers which would reward the early remittance of payments to us.

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

The Company’s outstanding indebtedness at December 31, 2012 was as follows. However, subsequent to December 31, 2012, certain of the outstanding indebtedness listed below have been converted from debt to equity or the maturity dates have been extended, or payment terms have been modified as disclosed in the section titled ”Recent Developments”, “Sales of Unregistered Securities on December 31, 2012” at the beginning of this Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation” in this Form 10-K.

• $469,500 owed to an advisor and shareholder pursuant to various promissory notes that mature from January 9, 2013 through July 1, 2013; interest at December 31, 2012 was charged at a rate of 3.25% per annum. We utilized these proceeds for working capital needs and operating as a public company;

• $105,415 owed to related parties pursuant to two promissory notes that mature on January 1, 2014; interest at December 31, 2012 was charged at a rate of 5.00% per annum. We utilized these proceeds for working capital needs and operating as a public company;

• $14,000 owed to a related party pursuant to a promissory note that matures on July 1, 2014; interest at December 31, 2012 was charged at a rate of 5.00% per annum. We utilized these proceeds for working capital needs and operating as a public company;

• $741,787 owed to the State of Ohio pursuant to a loan agreement and note that matures on September 1, 2015; interest at December 31, 2012 was charged at a rate of 6.00% per annum. We utilized the proceeds from this loan to finance the development of customer software applications;

• $750,000 owed to the State of Ohio pursuant to a loan agreement and note that matures on August 1, 2018; interest at December 31, 2012 was charged at a rate of 7.00% per annum; we utilized the proceeds from this loan to finance the development of customer software applications;

• $60,986 owed to a bank pursuant to a loan agreement and note that matures on April 30, 2014; interest at December 31, 2012 was charged at a rate of 6.25% per annum; we utilized the proceeds from this loan for working capital needs;

• $250,000 (aggregate principal amount) owed to former director of the Company, that matures on January 1, 2014; interest is charged at 10% for the term of the notes. We utilized these proceeds for working capital needs and operating as a public company;

• $107,518 owed to a lender pursuant to a $400,000 convertible promissory note with a 10% Original Issue Discount that matures 180 days from the original issue date of August 8, 2012; interest is charged at 5% per annum; we utilized the proceeds from this loan for working capital needs;

• $50,000 owed to a non-related party pursuant to a promissory note that matures on June 1, 2013; interest at December 31, 2012 was charged at a rate of 10% per annum. We utilized these proceeds for working capital needs and operating as a public company.

• $95,000 owed to a related party pursuant to a promissory note that matures on January 15, 2013; interest at December 31, 2012 was charged at a rate of 10% per annum. We utilized these proceeds for working capital needs and operating as a public company.

For information on conversion of aggregate amount of debt in the amount of $945,729 issued by the Company into 3,152,432 restricted shares of the Company at a price of $0.30 per share on December 31, 2012, see the section titled “Recent Developments”, “Sales of Unregistered Securities on December 31, 2012” at the beginning of this Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation” in this Form 10-K.

For information on updates on all of the Company’s indebtedness listed above, see the section titled” Recent Developments”, at the beginning of this Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation” in this Form 10-K.

There were no material commitments for capital expenditures at December 31, 2012.

Cash Flows

Operating Activities

Net cash used in operating activities for the twelve months ended December 31, 2012 and 2011 was $1,147,491 and $924,892, respectively. During the twelve months ended December 31, 2012, the net cash used in operating activities was primarily attributable to the net loss adjusted for non- cash expenses of $333,690, a decrease in operating assets of $27,902 and an increase in operating liabilities of $532,214. During the twelve months ended December 31, 2011, the net cash used in operating activities was $924,892, primarily attributable to the net loss adjusted for non-cash expenses of $70,922, a decrease in net operating assets of $145,307 and an increase in operating liabilities of $589,555.

Investing Activities

Net cash used in investing activities for the twelve months ended December 31, 2012 and 2011 amounted to $48,179 and $23,420, respectively, and was related to the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the twelve months ended December 31, 2012 amounted to $1,101,635. The net cash provided by financing activities resulted primarily from new borrowings of $1,293,056, of which $434,000 was borrowed from related parties. These borrowings were partially offset by $251,421 of notes payable repayments. The sale of common stock resulted in $60,000 cash provided by financing activities in 2012.

Net cash provided by financing activities for the twelve months ended December 31, 2011 amounted to $1,054,569. The net cash provided by financing activities resulted primarily from new borrowings of $1,545,000 of which $87,500 was borrowed from related parties. These borrowings were partially offset by $490,431 of notes payable repayments, of which $107,149 was repaid to related parties.

Critical Accounting Policies and Estimates

Liquidity, Going Concern and Management’s Plans

We have incurred substantial recurring losses since our inception. The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2012, we intended to raise a minimum of $3,000,000 during the years 2012 and 2013 through issuance of debt and equity securities, or some other financing source. We are also in the process of exploring strategies to increase our existing revenues. We believe we will be successful in these efforts; however, there can be no assurance we will be successful in raising additional debt or equity financing or finding any other financing source to fund our operations on terms agreeable to us. These matters raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

Since the end of Fiscal Year 2012, on February 28, 2013 and March 6, 2013, the Company, entered into a securities purchase agreement with certain accredited investors, pursuant to which it sold an aggregate of 15,000,000 shares of the Company’s common stock, par value, $0.001 per share at a purchase price of $0.20 per share, for aggregate cash proceeds of $2,650,000 and the exchange of $350,000 in previously issued convertible promissory notes issued between January 28, 2013 and February 7, 2013 to certain investors associated with the placement agent (the “Offering”). The Company intends to use the net proceeds of the Offering for working capital and general corporate purposes, including without limitation, debt reduction purposes. See the section titled “Recent Developments” “Sales of Unregistered Securities Subsequent to December 31, 2012” at the beginning of this Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation” in this Form 10-K.

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

On an ongoing basis, we evaluate our estimates and judgments. Areas in which we exercise significant judgment include, but are not necessarily limited to, our valuation of accounts receivable, and income taxes, along with the estimated useful lives of depreciable property, plant and equipment.

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

A description of significant accounting policies that require us to make estimates and assumptions in the preparation of our consolidated financial statements is as follows:

Revenue Recognition

We generate revenues from the sale of software licenses, both with and without professional services, from consulting services without an associated software sale, from maintenance services performed under periodic contracts and agreements that provide customers the use of our software applications as a service.

We recognize revenues in accordance with Accounting Standards Codification (“ASC”) topic 985-605 “Software Revenue Recognition” (“ASC 985-605”). We record revenues from the sale of software licenses when persuasive evidence of an arrangement exists, delivery has occurred, there are no significant uncertainties surrounding customer acceptance, the fees are fixed and determinable, and collection is considered probable.

If an undelivered element for the arrangement exists under the license arrangement, revenues related to the undelivered element are deferred based on vendor specific objective evidence (“VSOE”) of the fair value of the undelivered element. Often, multiple-element sales arrangements include arrangements where software licenses and the associated post contract customer support (“PCS”) are sold together. We have established VSOE of the fair value of the undelivered PCS element based on the contracted price for renewal PCS included in the original multiple element sales arrangement, as substantiated by contractual terms and our PCS renewal experience from our existing customer base.

In connection with the sale of software with professional services, we provide the customer with a solution that is customized or configured to fit the customer’s particular needs and/or our professional services are essential to the functionality of the software. In these arrangements, the software license and professional services do not qualify for separate accounting. Accordingly, we record the revenues for these sales as prescribed by ASC 985-605, in accordance with the contract accounting guidelines in ASC topic 605-35 “Revenue Recognition: Construction-Type and Production-Type Contracts” (“ASC 605-35”), after evaluating for separation of any non- ASC 605-35 elements in accordance with the provisions of ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements,” as updated.

The accounting guidelines require that the software license revenue to be recognized together with the professional services based on contract accounting using either the percentage-of-completion or completed-contract method. The Company recognizes revenues for these contracts under the completed-contract method, as we believe it is the appropriate method through December 31, 2012.The contract is considered to be complete when persuasive evidence of an arrangement exists, the software has been installed on the customer’s site, there are no significant uncertainties surrounding acceptance by the customer, the fees are fixed and determinable, and collection is considered probable.

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

Deferred Revenues

Deferred revenues relate to maintenance agreements which have been paid for by customers prior to the performance of those services, and payments received for professional services and license arrangements that have been deferred until completion under the Company’s completed contract revenue recognition method. Generally, all revenues will be recognized within twelve months after the signing of the agreement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to disclose the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(1) Financial Statements.

Reports of Independent Registered Public Accounting Firms

Balance Sheets at December 31, 2012 and 2011

Statements of Operations For the Years Ended December 31, 2012 and 2011

Statements of Stockholders’ Equity For the Years Ended December 31, 2012 and 2011

Statements of Cash Flows For the Years Ended December 31, 2012 and 2011

Notes to Financial Statements

(2) Financial Statement Schedules.

Financial Statement Schedules have been omitted because they are either not required or not applicable, or because the information required to be presented is included in the financial statements or the notes thereto included in this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Globalwise Investments, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Globalwise Investments, Inc. and Subsidiary (the “Company”) as of December 31, 2012, and the related consolidated statement of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2012, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBQ Partners LLC

Columbus, Ohio
April 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of GlobalWise Investments, Inc., (formerly Intellinetics, Inc.)

We have audited the accompanying balance sheet of GlobalWise Investments, Inc., (formerly Intellinetics, Inc.) (the “Company”) as of December 31, 2011 and the related statements of operations, and cash flows for the year ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GlobalWise Investments, Inc., (formerly Intellinetics, Inc.) as of December 31, 2011 and the results of its operations and its cash flows for the year ended December 31, 2011in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses and constraints on capital resources raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also discussed in Note 3 to the accompanying financial statements. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

/s/ Marcum LLP

New York, New York

March 30, 2012

Part I Financial Information

Item 1. Financial Statements

GLOBALWISE INVESTMENTS, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2012	2011

ASSETS
Current assets:
Cash	$46,236	$140,271
Accounts receivable, net	332,413	335,453
Prepaid expenses and other current assets	40,026	18,398

Total current assets	418,675	494,122

Property and equipment, net	58,129	32,771
Other assets	37,239	46,404

Total assets	$514,043	$573,297

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,143,265	$389,080
Deferred revenues	571,268	964,043
Derivative liability	15,470	-
Notes payable - current	563,009	747,778
Convertible note payable, net of discount	107,518	-
Notes payable - related party - current	95,000	-
Total current liabilities	2,495,530	2,100,901

Long-term liabilities:
Deferred compensation	309,740	215,011
Notes payable - net of current portion	1,509,265	1,528,915
Notes payable - related party - net of current portion	369,415	262,707
Deferred interest expense	41,440	17,063
Other long-term liabilities - related parties	72,033	157,859

Total long-term liabilities	2,301,893	2,181,555

Total liabilities other than shares	4,797,423	4,282,456
Shares subject to mandatory redemption		111,235

Total liabilities	4,797,423	4,393,691

Commitments and contingencies
Excess of liabilities over assets (deficit)	-	(3,820,394)
Total liabilities and excess of liabilities over assets (deficit)	4,797,423	573,297
Stockholders' deficit:
Common stock, $0.001 par value, 50,000,000 shares authorized; 36,490,345 shares issued and outstanding at December 31, 2012	36,492	-
Additional paid-in capital (deficit)	1,348,794	-
Accumulated deficit	(5,668,666)	-
Total stockholders' deficit	(4,283,380)	-
Total liabilities and excess of liabilities over assets (deficit) and stockholders' deficit	$514,043	$573,297

See Notes to these consolidated financial statements

GLOBALWISE INVESTMENTS, INC. and SUBSIDIARY

Consolidated Statements of Operations

	For the Year Ended December 31,
	2012	2011

Revenues:
Sale of software licenses without professional services	$188,894	137,068
Sale of software licenses with professional services	929,741	542,801
Software as a service	108,102	143,428
Software maintenance services	790,007	633,302
Consulting services	718,206	269,153

Total revenues	2,734,950	1,725,752

Cost of revenues:
Sale of software licenses without professional services	45,477	17,001
Sale of software licenses with professional services	469,252	454,330
Software as a service	28,232	26,375
Software maintenance services	119,727	105,035
Consulting services	318,831	222,185

Total cost of revenues	981,519	824,926

Gross profit	1,753,431	900,826

Operating expenses:
General and administrative	2,196,068	1,388,315
Sales and marketing	1,200,019	737,680
Depreciation	28,420	40,437

Total operating expenses	3,424,507	2,166,432

Loss from operations	(1,671,076)	(1,265,606)

Other expenses:
Derative Loss	(15,470)	-
Interest expense, net	(298,947)	(174,456)

Total other expenses	(314,417)	(174,456)

Net loss	$(1,985,493)	$(1,440,062)

Weighted average number of common shares outstanding - basic	32,866,979	22,757,100

Net loss per share - basic and diluted	$(0.06)	$(0.06)

See Notes to these consolidated financial statements

GLOBALWISE INVESTMENTS, INC. and SUBSIDIARY

Consolidated Statement of Excess of Liabilities Over Assets (Deficit) Stockholders' Deficit

	Excess of Liabilities Over	Common Stock		Due from	Additional Paid-in Capital	Treasury Stock		Accumulated
	Assets (Deficit)	Shares	Amount	Stockholders	(Deficit)	Shares	Amount	Deficit	Total

Balance, January 1, 2011		5,458	$-	$(5,600)	$11,901	564	$(53,000)	$(2,703,012)	$(2,749,711)

Issuance of common stock award		1,135	-	-	20,715	-	-	-	20,715

Retirement of treasury stock		(564)	-	-	(53,000)	(564)	53,000	-	-

Decreasein redemption price of shares subject to mandatory redemption		-	-	-	-	-	-	348,664	348,664

Net Loss		-	-	-	-	-	-	(1,440,062)	(1,440,062)

Balance, December 31, 2011	$(3,820,394)	6,029	$-	$(5,600)	$(20,384)	$-	$-	$(3,794,410)	$(3,820,394)

Effect of termination of the mandatory redemption feature of common stock	3,820,394	28,034,850	28,035	-	(28,035)	-	-	111,237	111,237

Receipt of amounts due from stockholders	-	-	-	5,600	-	-	-	-	5,600

Acquisition of Globalwise Investments, Inc.	-	4,556,000	4,556	-	(4,556)	-	-	-	-

Convertible Securities Exercised		3,314,495	3,316	-	1,078,552	-	-	-	1,081,868

Stock Granted to Employee		250,000	250	-	174,750	-	-	-	175,000

Stock issued for services		95,000	95	-	65,455	-	-	-	65,550

Beneficial conversion option		-	-	-	23,252	-	-	-	24,185

Sale of stock	-	240,000	240	-	59,760	-	-	-	60,000

Net loss	-	-	-	-	-	-	-	(1,985,493)	(1,985,493)

Balance, December 31, 2012	$-	36,490,345	$36,492	$-	$1,348,794	$-	$-	$(5,668,666)	$(4,283,380)

See notes to these consolidated financial statements.

GLOBALWISE INVESTMENTS, INC. and SUBSIDIARY

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(1,985,493)	$(1,440,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,420	40,437
Bad debt expense	9,314	-
Amortization of deferred financing costs	9,165	9,770
Amortization of beneficial conversion option	20,865	-
Amortization of original issue discount	9,906	-
Loss on derivative	15,470	-
Stock-based compensation	175,000	20,715
Stock issued for services	65,550	-
Changes in operating assets and liabilities:
Accounts receivable	(6,274)	(130,437)
Prepaid expenses and other current assets	(21,628)	1,356
Other assets	(-)	(16,226)
Accounts payable and accrued expenses	757,927	155,464
Other long-term liabilities - related parties	47,956	18,215
Deferred interest expense	24,377	17,063
Deferred revenues	(392,775)	338,031
Deferred compensation	94,729	60,782
Total adjustments	838,002	515,170
Net cash used in operating activities	(1,147,491)	(924,892)

Cash flows from investing activities:
Repayment of equity receivable	5,600	-
Purchases of property and equipment	(53,779)	(23,420)
Net cash used in investing activities	(48,179)	(23,420)

Cash flows from financing activities:
Proceeds from notes payable	$859,056	$1,457,500
Proceeds from notes payable - related parties	434,000	87,500
Repayment of notes payable	(251,421)	(383,282)
Repayment of notes payable - related parties	-	(107,149)
Sale of Common Stock	60,000	-
Net cash provided by financing activities	1,101,635	1,054,569

Net increase (decrease) in cash	(94,035)	106,257
Cash - beginning of period	140,271	34,014
Cash - end of period	$46,236	$140,271

Supplemental disclosure of cash flow information: Cash paid during the period for interest	$101,113	$89,787

Supplemental disclosure of non-cash financing activities
Decrease in fair value of shares subject to mandatory redemption	$-	$348,664
Accrued interest converted to equity	137,520	-
Notes payable converted to equity	562,056	-
Notes payable - related party converted to equity	382,292	-
Total non-cash financing activities	$1,081,868	$348,664

See Notes to these consolidated financial statements

GLOBALWISE INVESTMENTS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

The accompanying audited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The Company has evaluated subsequent events through the issuance of this Form 10-K.

3.	Liquidity and Management’s Plans

Through December 31, 2012, the Company has incurred an accumulated deficit since inception of $5,668,666 and has recent negative cash flows from operations. At December 31, 2012, the Company had a cash balance of $46,236.

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

On the Closing Date, the Company consummated its merger and on that date, its shares became available for quotation on the Over-the-Counter Quote Board under the symbol “GWIV”. The Company intends to deploy any additional capital it may raise to expand its sales and marketing capabilities, develop ancillary software products, enhance its internal infrastructure, support the accounting, auditing and legal costs of operating as a public company, and provide working capital.

The Company expects that through the next 10 to 16 months, the capital requirements to fund the Company’s growth and to cover the operating costs of a public company will consume substantially all of the cash flows that it intends to generate from its operations, as well as from the proceeds of intended issuances of debt and equity securities, if consummated. The Company further believes that during this period, while the Company is focusing on the growth and expansion of its business, the gross profit that it expects to generate from operations will not generate sufficient funds to cover these anticipated operating costs. Accordingly, the Company requires external funding to sustain operations and to follow through on the execution of its business plan. There is no assurance that the Company’s plans as discussed above will materialize and/or that the Company will be successful in funding estimated cash shortfalls through additional debt or equity capital and through the cash generated by the Company’s operations. Given these conditions, the Company’s ability to continue as a going concern is contingent upon it being able to secure an adequate amount of debt or equity capital to enable it to meet its cash requirements. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrants into established markets, the competitive environment in which the Company operates and the current capital raising environment. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Should the company not be able to raise these additional funds through the private placement or some other financing source, the Company would take one or more of the following actions to help conserve cash, including (i) limiting the hiring of additional personnel, (ii) reducing existing staffing, (iii) deferring the payment of compensation to its key employees (iv) negotiating extended payment terms to vendors, advisors and consultants and (v) offering incentives to customers which would reward the early remittance of payments to the Company.

Since inception, the Company’s operations have primarily been funded through a combination of operating margins, state business development loans, bank loans and loans from friends and family.

During the twelve months ended December 31, 2012, the Company raised $1,353,057 in net new funds through the issuance of both conventional and contingently convertible notes and the sale of unregistered securities. The proceeds from these notes were used to fund the Company’s working capital needs and the costs of the Share Exchange.

On February 28, 2013 and March 6, 2013, the Company, entered into a securities purchase agreement (the ”Purchase Agreement”) with certain accredited investors, pursuant to which it sold an aggregate of 15,000,000 shares of the Company’s common stock, par value, $0.001 per share (“Common Stock”) at a purchase price of $0.20 per share, for aggregate gross cash proceeds of $2,650,000 and the exchange of $350,000 in previously issued convertible promissory notes issued between January 28, 2013 and February 7, 2013 to certain investors associated with the Placement Agent (the “Offering”). The Company intends to use the net proceeds of the Offering for working capital and general corporate purposes, including without limitation, debt reduction purposes. For more information, see Note 17, Subsequent Events, in this Form 10-K.

GLOBALWISE INVESTMENTS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

The Share Exchange was accounted for as a “reverse merger”. Furthermore, the Share Exchange was deemed to be a recapitalization of Intellinetics, and as such, all capital accounts were restated as if the Share Exchange had occurred prior to the earliest period presented. Intellinetics was deemed to be the acquirer in the Share Exchange for accounting purposes. Consequently, the assets and liabilities and the historical operations of the Company that are reflected in the financial statements prior to the Share Exchange are those of Intellinetics, and the consolidated financial statements of the Company after completion of the Share Exchange include the assets and liabilities of Intellinetics, historical operations of Intellinetics and operations of Intellinetics from the Closing Date of the Share Exchange.

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

Significant estimates and assumptions include valuation allowance related to receivables, the recoverability of long-term assets, depreciable lives of property and equipment, deferred taxes and related valuation allowances. The Company’s management monitors these risks and assesses its business and financial risks on a quarterly basis.

Concentrations of Credit Risk

The Company maintains its cash with high credit quality financial institutions. At times, the Company’s cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit.

The number of customers that comprise the Company’s customer base, along with the different industries, governmental entities and geographic regions, in which the Company’s customers operate, limits concentrations of credit risk with respect to accounts receivable. The Company does not generally require collateral or other security to support customer receivables; however, the Company may require its customers to provide retainers, up-front deposits or irrevocable letters-of-credit when considered necessary to mitigate credit risk. The Company has established an allowance for doubtful accounts based upon facts surrounding the credit risk of specific customers and past collections history. Credit losses have been within management’s expectations. At December 31, 2012 and December 31, 2011, the Company allowances for doubtful accounts were $6,221 and $16,175, respectively.

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

GLOBALWISE INVESTMENTS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

The Company accounts for stock-based payments to non-employees in accordance with ASC 718 and ASC 505-50, “Equity-Based Payments to Non-Employees,” which requires that such equity instruments are recorded at their fair value on the measurement date, with the measurement of such compensation being subject to periodic adjustment as the underlying equity instruments vest.

Both employee and non-employee grants of stock were fully vested at their respective date of grants. For the twelve months ended December 31, 2012 and 2011, the Company recorded share-based compensation to employees of $175,000 and $20,715, respectively. For the twelve months ended December 31, 2012 and 2011, the Company recorded share-based compensation to non-employees of $65,550 and $0.

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

Valuation of Derivative Instruments

ASC Topic 814-40 (Formerly SFAS No. 133, "Accounting for derivative instruments and hedging activities"), requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments on their issuance date and in accordance with ASC Topic 815-40-15 (formerly EITF 00-19, "Accounting for derivative financial instruments indexed to, and potentially settled in, a company's own stock") to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. The Company adjusts its derivative liability to fair value at each balance sheet date, and reflects the change in fair value, in its statement of operations as gain or loss on derivative.

Revenue Recognition

a) Sale of software licenses without professional services

The Company recognizes revenues in accordance with ASC Topic 985-605, “Software Revenue Recognition” (“ASC 985-605”).

The Company records revenues from the sale of software licenses when persuasive evidence of an arrangement exists, the software has been delivered, there are no significant uncertainties surrounding product acceptance by the customer, the fees are fixed and determinable, and collection is considered probable. Revenues included in this classification typically include sales of additional software licenses to existing customers and sales of software to the Company’s Resellers (See section h) - Reseller Agreements, below.

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

b) Sale of software licenses with professional services

In connection with the sale of software with professional services, the Company provides the customer with a solution that is customized or configured to fit the customer’s particular needs and/or our professional services are essential to the functionality of the software. In these arrangements, the software license and professional services do not qualify for separate accounting. Accordingly, we record the revenues for these sales as prescribed by ASC 985-605, in accordance with the contract accounting guidelines in ASC topic 605-35 “Revenue Recognition: Construction-Type and Production-Type Contracts” (“ASC 605-35”), after evaluating for separation of any non- ASC 605-35 elements in accordance with the provisions of ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements,” as updated.

The accounting guidelines require that the software license revenue to be recognized together with the professional services based on contract accounting using either the percentage-of-completion or completed-contract method. The Company recognizes revenues for these contracts under the completed contract method as we believe it is the appropriate method through December 31, 2012.

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

GLOBALWISE INVESTMENTS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

d) Sale of software maintenance services

Software maintenance services revenues consist of revenues derived from arrangements that provide PCS to the Company’s software license holders. These revenues are recognized ratably over the term of the contract. Advance billings of PCS are not recorded to the extent that the term of the PCS has not commenced and payment has not been received.

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

h) Reseller agreements

The Company executes certain sales contracts through resellers and distributors (collectively, “Resellers”). The Company recognizes revenues relating to sales through Resellers when all the recognition criteria have been met—in other words, persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and collectability is probable. In addition, the Company assesses the credit-worthiness of each Reseller, and if the Reseller is undercapitalized or in financial difficulty, any revenues expected to emanate from such Resellers are deferred and recognized only when cash is received and all other revenue recognition criteria are met.

Advertising

The Company expenses the cost of advertising as incurred. Advertising expense for the twelve months ended December 31, 2012 and 2011 amounted to approximately $67,645 and $19, respectively.

Earnings (Loss) Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The company has outstanding stock options which have not been included in the calculation of diluted net loss per share because to do so would be anit-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for each period are the same.

Recent Financial Accounting Standards

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

In February 2013, the FASB issued Accounting Standard Update 2013-02, Comprehensive Income. The update is intended to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. The amendment is effective prospectively for reporting periods beginning after December 15, 2012. The Company has not yet determined the impact of the update on their consolidated financial statements.

6. Property and Equipment

Property and equipment are comprised of the following:

	December 31, 2012	December 31, 2011
Computer hardware and purchased software	$281,846	$241,154
Leasehold improvements	220,166	215,680
Furniture and fixtures	88,322	79,722
Total	590,334	536,556
Less: accumulated depreciation and amortization	(532,205)	(503,785)
Property and equipment, net	$58,129	$32,771

GLOBALWISE INVESTMENTS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Total depreciation expense on the Company’s property and equipment for the twelve months ended December 31, 2012 and 2011 amounted to $28,420 and $40,437, respectively.

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

On July 17, 2009, the Company issued a note payable to the Ohio State Development Authority in the amount of $1,012,500, bearing interest at a rate of 6.00% per annum (“Authority Loan No. 1”). This loan was funded to the Company in tranches, with $742,479 received during 2009 and $270,021 received during 2010. Pursuant to the terms of the loan, the Company was required to pay only interest through September 30, 2010 and then monthly principal and interest payments of $23,779 each through September 1, 2015. The note is secured by a senior secured interest on all business assets financed with loan proceeds, as well as a second secured interest in all business assets. Upon maturity, by acceleration or otherwise, the Company shall pay a loan participation fee of $101,250, which is accounted for as a loan premium, accreted monthly, utilizing the interest method, over the term of the loan. See Note 17, Subsequent Events, for modifications to payment of principal and interest under the Authority Loan No. 1.

On February 11, 2011 the Company issued a note payable to an advisor of the company in the amount of $200,000, bearing interest at 5.00% per annum. The principal amount due under the note was increased to $235,000, pursuant to an amendment to the note, dated June 21, 2011. The note was paid in full on July 18, 2011.

On June 3, 2011, the Company issued a note payable to the Ohio State Development Authority in the amount of $750,000, bearing interest at a rate of 1% per annum for the first 12 months, then interest at rate of 7% per annum for the second 12 months (“Authority Loan No. 2”). The Company is not obligated to remit payments of principal until September 1, 2013. The monthly principal and interest payments, beginning on the third anniversary of the loan origination, are $14,860 and are payable on a monthly basis through August 1, 2018. The note is secured by a senior secured interest on all business assets financed with loan proceeds, as well as a second secured interest in all business assets. Upon maturity, by acceleration or otherwise, the Company shall pay a loan participation fee of $75,000, which is accounted for as a loan premium, accreted monthly utilizing the interest method, over the term of the loan. The interest rate of 1% during the first 12 months of this loan was considered to be below market for that period. The Company further determined that over the life of the loan, the effective interest rate was 5.6% per annum. Accordingly, during the first 12 months of the loan, the Company recorded interest expense at the 5.6% rate per annum. The difference between the interest expense accrual at 5.6% and the stated rate of 1% over the first 12 months is credited to deferred interest. The deferred interest amount that is accumulated over the first 12 months of the loan term will be amortized as a reduction to interest expense over the remaining term of the loan. At December 31, 2012 and 2011, deferred interest of $41,440 and $17,063, respectively, was reflected within long-term liabilities on the accompanying consolidated balance sheets. See Note 17, Subsequent Events, for modifications to payment of principal and interest under the Authority Loan No. 2.

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

As of December 31, 2012, the Company, through its sole operating subsidiary, Intellinetics, had issued notes payable to an advisor and shareholder, Alpharion Capital Partners, Inc. (“Alpharion”) totaling $1,101,556 (the” Notes Totaling $1,101,556”). All the Notes totaling $1,101,556 are unsecured and bear interest at 3.25% per annum. Of the Notes Totaling $1,101,556, aggregate amount of notes totaling $472,500 (the “Notes Totaling $472,500”) were issued as of December 31, 2011 and aggregate amount of notes totaling $629,056 (the “Notes Totaling $629,056”) were issued as of December 31, 2012, respectively. On December 31, 2012, of the Notes Totaling $1,101,556, aggregate amount of notes totaling $632,056 were converted to restricted shares of the Company (subject to the applicable holding period restrictions under Rule 144) in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC) as follows:

On December 31, 2012, Intellinetics assigned Note Combination #1 with the consent of Alpharion (the holder of Note Combination #1) in the aggregate principal amount of $118,556 to Globalwise and Globalwise assumed such assignment. On December 31, 2012, Globalwise entered into a satisfaction of note agreement with Alpharion whereby Alpharion surrendered the Note Combination #1 to Globalwise and discharged the principal amount due under Note Combination #1 in consideration for Globalwise issuing to Alpharion a convertible promissory note in the amount of $118,556 due January 28, 2013 at an interest rate of 3.25%. On December 31, 2012, Alpharion exercised its conversion rights under the convertible promissory note and surrendered the convertible promissory note to Globalwise and Globalwise issued to Alpharion 395,186 restricted common shares, $0.001 par value, at $0.30 per share (based on the closing price on the immediately preceding business day).

On December 31, 2012, Intellinetics assigned Note Combination #2 with the consent of Alpharion (the holder of Note Combination #2) in the aggregate principal amount of $115,000 to Globalwise and Globalwise assumed such assignment. On December 31, 2012, Globalwise entered into a satisfaction of note agreement with Alpharion whereby Alpharion surrendered the Note Combination #2 to Globalwise and discharged the principal amount due under Note Combination #2 in consideration for Globalwise issuing to Alpharion a convertible promissory note in the amount of $115,000 due January 15, 2013 at an interest rate of 3.25%. On December 31, 2012, Alpharion exercised its conversion rights under the convertible promissory note and surrendered the convertible promissory note to Globalwise and Globalwise issued to Alpharion 383,333 restricted common shares, $0.001 par value, at $0.30 per share (based on the closing price on the immediately preceding business day).

GLOBALWISE INVESTMENTS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

On December 31, 2012, Intellinetics assigned Note Combination #4 with the consent of Alpharion (the holder of Note Combination #4) in the aggregate principal amount of $111,500 to Globalwise and Globalwise assumed such assignment. On December 31, 2012, Globalwise entered into a satisfaction of note agreement with Alpharion whereby Alpharion surrendered the Note Combination #4 to Globalwise and discharged the principal amount due under Note Combination #4 in consideration for Globalwise issuing to Alpharion a convertible promissory note in the amount of $111,500 due January 15, 2013 at an interest rate of 3.25%. On December 31, 2012, Alpharion exercised its conversion rights under the convertible promissory note and surrendered the convertible promissory note to Globalwise and Globalwise issued to Alpharion 371,666 restricted common shares, $0.001 par value, at $0.30 per share (based on the closing price on the immediately preceding business day).

On December 31, 2012, Intellinetics assigned $19,000 of Note Combination #5 with the consent of Alpharion (the holder of Note Combination #5) to Globalwise and Globalwise assumed such assignment. On December 31, 2012, Globalwise entered into a satisfaction of note agreement with Alpharion whereby Alpharion surrendered a note in the amount of $19,000 to Globalwise and discharged the principal amount due of $19,000 in consideration for Globalwise issuing to Alpharion a convertible promissory note in the amount of $19,000 due January 15, 2013 at an interest rate of 3.25%. On December 31, 2012, Alpharion exercised its conversion rights under the convertible promissory note and surrendered the convertible promissory note to Globalwise and Globalwise issued to Alpharion 63,333 restricted common shares, $0.001 par value, at $0.30 per share (based on the closing price on the immediately preceding business day).

On December 31, 2012, Intellinetics assigned Note Combination #6 with the consent of Alpharion (the holder of Note Combination #6) in the aggregate principal amount of $94,000 to Globalwise and Globalwise assumed such assignment. On December 31, 2012, Globalwise entered into a satisfaction of note agreement with Alpharion whereby Alpharion surrendered the Note Combination #6 to Globalwise and discharged the principal amount due under Note Combination #6 in consideration for Globalwise issuing to Alpharion a convertible promissory note in the amount of $94,000 due January 15, 2013 at an interest rate of 3.25%. On December 31, 2012, Alpharion exercised its conversion rights under the convertible promissory note and surrendered the convertible promissory note to Globalwise and Globalwise issued to Alpharion 313,333 restricted common shares, $0.001 par value, at $0.30 per share (based on the closing price on the immediately preceding business day).

On December 31, 2012, Intellinetics assigned Alpharion Note #26 with the consent of Alpharion (the holder of Alpharion Note #26) in the aggregate principal amount of $24,000 to Globalwise and Globalwise assumed such assignment. On December 31, 2012, Globalwise entered into a satisfaction of note agreement with Alpharion whereby Alpharion surrendered the Alpharion Note #26 to Globalwise and discharged the principal amount due under Alpharion Note #26 in consideration for Globalwise issuing to Alpharion a convertible promissory note in the amount of $24,000 due February 11, 2013 at an interest rate of 3.25%. On December 31, 2012, Alpharion exercised its conversion rights under the convertible promissory note and surrendered the convertible promissory note to Globalwise and Globalwise issued to Alpharion 80,000 restricted common shares, $0.001 par value, at $0.30 per share (based on the closing price on the immediately preceding business day).

On December 31, 2012, Alpharion notified the Company that effective December 28, 2012, Alpharion had assigned previously issued notes between Intellinetics and Alpharion in the aggregate principal amount of $150,000 to Roy Haddix, a Director of Globalwise, On December 31, 2012, Intellinetics assigned aggregate principal amount of $150,000 of notes between Intellinetics and Mr. Haddix, with the consent of Mr. Haddix, to Globalwise and Globalwise assumed such assignment. On December 31, 2012, Globalwise entered into a satisfaction of note agreement with Mr. Haddix whereby Mr. Haddix surrendered a note in the amount of $150,000 to Globalwise and discharged the principal amount due of $150,000 in consideration for Globalwise issuing to Mr. Haddix a convertible promissory note in the amount of $150,000 due January 15, 2013 at an interest rate of 3.25%. On December 31, 2012, Mr. Haddix exercised his conversion rights under the convertible promissory note and surrendered the convertible promissory note to Globalwise and Globalwise issued to Mr. Haddix 500,000 restricted common shares, $0.001 par value, at $0.30 per share (based on the closing price on the immediately preceding business day).

The varying amounts of the notes issued to Alpharion remaining at December 31, 2012, and December 31, 2011, were $469,500, and $472,500, respectively.

From January 17, 2012 to February 3, 2012, the Company issued a total of $130,000 in contingently convertible notes to certain of its employees and friends and family of its officers and directors. Of the $130,000 aggregate value of contingently convertible notes issued, $50,000 of these notes was issued to relatives of the Company’s founders and officers (See Note 8 – Notes Payable – Related Parties). Interest was charged on the convertible notes at an interest rate of 10% per annum. Each of the contingently convertible notes was due and payable on June 1, 2012 (“Maturity Date”). On July 20, 2012 the contingently convertible notes, plus accrued interest totaling $6,138 were converted into newly issued shares of the Company’s common stock at the holder’s discretion (subject to a 12-month holding period pursuant to Rule 144 under the Securities Act of 1933, as amended) at $.84 per share, a price equal to a 50% discount to the average closing price of $1.68, the common stock as published on the Over-the-Counter Quote Board during the 90 trading days immediately preceding the Maturity Date.

On June 6, 2012, the Company issued a note to an individual for $50,000, bearing interest at 10.00% per annum. All principal and interest was due on September 4, 2012. On September 4, 2012 the maturity was extended to December 3, 2012. On December 3, 2012 the maturity was extended to March 3, 2013. On March 3, 2013 the maturity was extended to June 1, 2013.

On August 7, 2012, (the “Effective Date”), the Company issued a $400,000 Promissory Note (the “$400,000 Note”) to a Lender. The Principal Sum due to the Lender shall be prorated based on the consideration actually funded by the Lender, plus an approximate 10% Original Issue Discount (“OID”) that is prorated based on the consideration actually funded by the Lender as well as any other interest or fees, such that the Company is only required to repay the amount funded and the Company is not required to repay any unfunded portion of the $400,000 Note. The $400,000 Note has a maturity date of twelve (12) months from the Effective Date and accrues interest at zero percent. If the $400,000 Note remains outstanding after 90 days, a one-time 5% interest rate will be applied. In addition, the Lender has the right, at any time 90 days after the Effective Date, at its election, to convert all or part of the outstanding and unpaid Principal Sum and accrued interest into shares of fully paid and non-assessable shares of common stock of the Company. The Conversion Price is the lesser of $1.50 or 70% of the lowest trade price in the 25 trading days previous to the conversion. The common shares issuable upon conversion of the $400,000 Note have “piggyback” registration rights and must be included in the next registration statement the Company files with the “Securities and Exchange Commission. In the event of default under the $400,000 Note, default interest will accrue at a rate of 18% and the Company will be assessed a significant default penalty. The initial consideration received on August 8, 2012 was $100,000, and the Company has not received any further consideration to date from the Lender. On November 8, 2012, the Company and JMJ entered into an amendment to the $400,000 Note extending the repayment date to 180 days from August 8, 2012 for a fee of 15% added to the $400,000 Note, such that the current balance on the $400,000 Note equals the $100,000 consideration plus the $11,111 original issue discount plus the 5% one-time interest charge of $5,556 plus the 15% extension fee of $17,500.00 for a total current balance due of $134,166.66. If the Company repays the $400,000 Note on or before 180 days from August 8, 2012, an additional prepayment fee of 15% shall be added to the outstanding balance of the $400,000 Note such that the total balance due to JMJ would be $154,292. All other terms and conditions of the $400,000 Note remain unchanged. The issuance of the $400,000 Note referred to above (and any shares of common stock underlying them) is made in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company has computed the present value of the amount funded at $109,905 as a result of its non-interest bearing terms. Additionally, the Company recorded a discount in the amount of $23,252 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the interest method of accretion over the expected term of the note. Further, the Company has recognized a derivative liability resulting from the variable change in conversion rate in relation to the change in market price of the Company's common stock. The Company recognized a loss on derivative in the amount of $15,470 and recorded amortization of the debt discount in the amount of $20,865 in connection with the initial valuation of the beneficial conversion feature of the note for the year ended December 31, 2012. As of December 31, 2012, the principal balance, net of discounts, totaled $107,518. Accrued interest included in accounts payable and accrued expenses totaled $23,056. See Note 17, Subsequent Events, for pay-off and settlement of the $400,000 Note, subsequent to December 31, 2012.

GLOBALWISE INVESTMENTS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

The table below reflects all notes payable at December 31, 2012 and December 31, 2011, respectively, with the exception of the Note 8 - Notes Payable - Related Parties.

	December 31, 2012	December 31, 2011
Bank Loan, due April 30, 2014	$60,986	98,122
Authority Loan No. 1, due September 1, 2015	741,788	956,071
Authority Loan No. 2, due August 1, 2018	750,000	750,000
Notes payable to advisor, Alpharion, due March 16, 2013	131,500	172,500
Note payable to advisor, Alpharion, due July 1, 2013	300,000	300,000
Note payable due August 6, 2013	107,518	-
Note payable to advisor, Alpharion, due February 8, 2013	38,000	-
Note payable, due June 1, 2013	50,000	-
Total Notes Payable	2,179,792	2,276,693
Less current portion	(670,527)	(747,778)
Long-term portion of notes payable	$1,509,265	1,528,915

See Note 17, Subsequent Events, for details on (1) conversion of each of the Alpharion notes in the table above to restricted common shares of the Company, and (2) modification to payment terms of the Authority Loan No. 1 and Authority Loan No. 2, listed above, subsequent to December 31, 2012.

Future minimum principal payments of these notes payable with the exception of the related party notes in Note 8 - Notes Payable -

Related Parties, as described in this Note 7 are as follows:

For the Twelve-Month Period Ended December 31,	Amount
2013	$670,527
2014	394,871
2015	633,423
2016	149,272
2017	160,063
thereafter	171,636

Total	$2,179,792

As of December 31, 2012 and December 31, 2011, accrued interest for these notes payable with the exception of the related party notes in Note 8 - Notes Payable - Related Parties, was $133,894 and $69,930, respectively, and was reflected within accounts payable and accrued expenses on the consolidated balance sheets. As of December 31, 2012 and December 31, 2011, accrued loan participation fees were $104,277 and $66,682, respectively, and reflected within accounts payable and accrued expenses on the consolidated balance sheets. As of December 31, 2012 and December 31, 2011, deferred financing costs were $26,954 and $36,119, respectively, and were reflected within other assets on the consolidated balance sheets.

With respect to all notes outstanding (other than the notes to related parties), for the twelve months ended December 31, 2012 and 2011, interest expense, including the amortization of deferred financing costs, accrued loan participation fees, original issue discounts, deferred interest and related fees and the embedded conversion feature was $255,192 and $154,121, respectively.

See Note 17 – Subsequent Event for details on (1) conversion of each of the Alpharion notes to restricted common shares of the Company, (2) modification to payment terms of the Authority Loan No. 1 and Authority Loan No. 2, and (3) pay-off and settlement of the $400,000 Loan, subsequent to December 31, 2012..

8. Notes Payable - Related Parties

On March 29, 2012, the Company issued an unsecured note payable to Ramon Shealy ("Mr. Shealy"), a then director (who subsequently resigned) of the Company, in the amount of $238,000, bearing interest at a rate of 10% for the term of the note (the “$238,000 Shealy Note”). All principal and interest was due and payable on June 27, 2012. On June 27, 2012, the maturity was extended to August 27, 2012. On August 27, 2012 the maturity was extended to October 25, 2012. On October 24, 2012 the maturity was extended to November 24, 2012 (see below for further extension of the $238,000 Shealy Note). On April 16, 2012, the Company issued a note payable to Mr. Shealy, in the amount of $12,000, bearing interest at a rate of 10% per quarter (the “$12,000 Shealy Note”). All principal and interest was due on July 15, 2012. On July 12, 2012 the maturity was extended to September 13, 2012. On August 27, 2012 the maturity was extended to November 12, 2012. On November 11, 2012 the maturity was extended to November 24, 2012. On November 24, 2012 the $238,000 Shealy Note and the $12,000 Shealy Note were combined into a $250,000 promissory note, under the same terms, with a maturity date of January 1, 2014 (the $250,000 Shealy Note”).

On June 20, 2012, the Company issued an unsecured promissory note payable to a relative of the Company’s Founders, in the amount of $14,000, due July 1, 2014 and bearing interest at 5% per annum, with the principal and interest to be paid on maturity (the “$14,000 Jackie Chretien Note”). See Note 17, Subsequent Events, for pay-off of the $14,000 Jackie Chretien Note subsequent to December 31, 2012.

On July 16, 2012, the Company issued an unsecured note payable to a shareholder, Mr. Haddix (who on December 13, 2012 became a member of the Board of Directors of the Company), in the amount of $95,000, due 45 days from the date of issuance and bearing interest at a rate of 10% per annum, with the principal and interest to be paid on maturity (the “$95,000 Haddix Note”). On August 29, 2012 the maturity was extended to November 16, 2012. On November 16, 2012, the maturity was extended to December 16, 2012. On December 14, 2012 the maturity was extended to January 15, 2013.All other provisions of the promissory note were unchanged. See Note 17, Subsequent Events, for conversion of the $95,000 Haddix Note to restricted common shares of the Company subsequent to December 31, 2012.

GLOBALWISE INVESTMENTS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

On July 20, 2012, the Company issued an unsecured note payable to the Mr. Haddix in the amount of $25,000, due 45 days from the date of the issuance and bearing interest at a rate of 10% per annum, with the principal and interest to be paid on maturity (the $25,000 Haddix Note”). On August 29, 2012 the maturity was extended to November 16, 2012. On November 16, 2012 the maturity for the note was extended to December 14, 2012. On December 14, 2012 the maturity for the note was extended to January 15, 2013.-. See Note 17, Subsequent Events, for conversion of the $25,000 Haddix Note to restricted common shares of the Company subsequent to December 31, 2012

On February 22, 2001, the Company, Intellinetics, issued an unsecured promissory note to a relative, Dr. Love, of the Company’s Founders, in the amount of $199,537, bearing interest at a rate of 8.65% per annum (the $199,537 Dr. Love Note”). From time to time, the Company has paid $42,245 on the principal amount of the $199,537 Dr. Love Note. The Company owed the relative $157,292 of the principal amount in addition to $130,279 of accrued interest, for an aggregate total of $287,571 (principal and interest). On December 31, 2012, Intellinetics assigned the aggregate amount of $287,571 (principal and accrued interest) of the $199,537 Dr. Love Note between Intellinetics and Dr. Love to Globalwise and Globalwise assumed such assignment. On December 31, 2012, Globalwise entered into a satisfaction of note agreement with Dr. Love whereby Dr. Love surrendered a note with an outstanding amount of $157,292 and accrued interest in the amount of $130,279 (for an aggregate total of $287,571) to Globalwise and discharged the principal and accrued interest in the amount of $287,571 in consideration for Globalwise issuing to Dr. Love a convertible promissory note in the amount of $287,571 due January 1, 2014 at an interest rate of 8.65%. On December 31, 2012, Dr. Love exercised his conversion rights under the convertible promissory note and surrendered the convertible promissory note to Globalwise and Globalwise issued to Dr. Love 958,570 restricted common shares, $0.001 par value, at $0.30 per share (based on the closing price on the immediately preceding business day) (subject to the applicable holding period restrictions under Rule 144) in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC.

Notes payable due to related parties consist of the following:

	December 31, 2012	December 31, 2011
The $199,537 Dr. Love Note	$-	$$157,292
The $95,000 Haddix Note	95,000	-
Notes payable, bearing interest at 5.00% per annum. Principal and unpaid interest are due on January 1, 2014	105,415	105,415
The $14,000 Jackie Chretien Note	14,000	-
The $250,000 Shealy Note	250,000	-
Total notes payable - related party	$464,415	$262,707
Less current portion	(95,000)	-
Long-term portion of notes payable-related party	$369,415	$262,707

See Note 17, Subsequent Events, for conversion of the $95,000 Haddix Note to restricted common stock, and the $14,000 Jackie Chretien Note, subsequent to December 31, 2012.

Future minimum principal payments of these notes payable as described in this Note 8 - Related Parties are as follows:

For the Twelve Months Ended	December 31,
2013	$95,000
2014	369,415
Total	$464,415

As of December 31, 2012 and December 31, 2011, accrued interest for these notes payable-related parties amounted to $72,033 and $157,859, respectively. Of these amounts, $4,373 and $0, respectively, is reflected within accrued expenses, related parties, and $72,033 and $157,859, respectively, is reflected within other long-term liabilities-related parties on the consolidated balance sheets.

For the twelve months ended December 31, 2012 and 2011, interest expense in connection with notes payable – related parties was $43,755 and $20,460, respectively.

9.	Deferred Compensation

Deferred compensation of $309,740 and $215,011 consists of accumulated compensation earned by the Company’s two founders, the President and CEO, CFO and certain other employees not paid as of December 31, 2012 and December 31, 2011, respectively.

Pursuant to the Company’s employment agreements with the two founders, the Company has agreed to pay deferred compensation totaling $215,011 at December 31, 2012 in cash to the two founders in 2015.

10.	Shares Subject to Mandatory Redemption

As described in Note 13 – Excess of Liabilities over Assets (deficit), Intellinetics and its stockholders entered into an agreement dated January 1, 2000, providing for the mandatory redemption of outstanding shares upon the death of any such stockholder at approximately $0.02 per common share. On November 30, 2011, Intellinetics and its stockholders executed an amended stockholder agreement (“Amended Stockholder Agreement”) by which the price for the re-purchase of shares for repurchases after November 30, 2011, was reduced to approximately $0.004 per common share, or a redemption obligation of $111,235. The Amended Stockholder Agreement was entered into between Intellinetics and all of its stockholders, effective upon each of their respective acquisitions of shares. Accordingly, all of Intellinetics outstanding shares were subject to repurchase under the terms of this agreement. The Company accounted for these shares in accordance with ASC 480, “Mandatorily Redeemable Financial Instruments” and had presented the associated mandatory redemption obligation as Shares Subject to Mandatory Redemption in the liabilities section of the accompanying consolidated balance sheets, at December 31, 2011.

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

Notes to Consolidated Financial Statements

11.	Commitments and Contingencies

Employment Agreements

The Company has entered into employment agreements with four of its key executives. Under their respective agreements, the executives serve at will and are bound by typical confidentiality, non-solicitation and non-competition provisions.

Operating Leases

On January 1, 2010, the Company entered into an agreement to lease 6,000 rentable square feet of office space in Columbus, Ohio at a monthly rent of $3,375. The lease commenced on January 1, 2010 and, pursuant to a lease extension dated February 21, 2012, the lease expires on December 31, 2014. The Company has no other leases.

Future minimum lease payments under this operating lease are as follows:

For the Twelve Months Ended	December 31,
2013	$40,500
2014	40,500
2015	0
Total	$81,000

Rent expense charged to operations for the twelve months ended December 31, 2012 and 2011 amounted to $40,500 and $40,500, respectively.

12.	Stockholders’ Equity

Description of Authorized Capital

The Company is authorized to issue up to 50,000,000 shares of common stock with $0.001 par value. The holders of the Company’s common stock are entitled to one vote per share. The holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. However, the current policy of the Board of Directors is to retain earnings, if any, for the operation and expansion of the business. Upon liquidation, dissolution or winding-up of the Company, the holders of common stock are entitled to share ratably in all assets of the Company that are legally available for distribution. For an update on shares issued and outstanding subsequent to December 31, 2012, see Note 17, Subsequent Events.

Stock Grants

In August 2012, the Company granted 250,000 shares of restricted common stock to an employee and 20,000 shares to a vendor for professional services provided. The share were immediately vested at date of grant and valued at the fair value of the Company's closing stock price on date of grant of $0.70 and $1.59, respectively. On October 21, 2012, the Company granted 75,000 shares of restricted common stock to a vendor for professional services. The shares were immediately vested at date of grant and valued at the fair value of the Company’s closing stock price on date of grant of $0.45. For the twelve months ended December 31, 2012 a non-cash charge of $229,300 was recognized in the statement of operations for these stock grants with the remaining $11,250 to be amortized over the remaining life of the contract.

Stock Issued for Convertible Debt

On July 20, 2012 the Company issued 162,063 shares of restricted common stock at $.84 per share, a price equal to a 50% discount to the average closing price of $1.68, the common stock price as published on the Over-the-Counter Quote Board, for contingently convertible notes and accrued interest totaling $136,138, that were issued to certain of its employees and friends and family of its officers and directors as discussed in Note 7, Notes Payable above.

On December 31, 2012, the Company issued 2,106,853 shares of restricted common stock at $.30 per share for Convertible Promissory Notes of $632,056 as disclosed in Note 8, Notes Payable – Related Parties above.

On December 31, 2012, the Company issued 87,009 shares of restricted common stock at $.30 per share for Convertible Notes and accrued interest totaling $26,103 as disclosed in Note 8, Notes Payable – Related Parties above.

On December 31, 2012, the Company issued 958,570 shares of restricted common stock at $.30 per share for a related party Convertible Note and accrued interest totaling $287,571.

Stock Sales

On November 26, 2012, Mr. Haddix (a current member of the Board of Directors of the Company) invested $60,000 in the Company and the Company issued to Mr. Haddix 240,000 restricted common shares of the Company, $0.001 par value, based on the closing price on November 26, 2012 of $0.25 per shares and three year warrants to purchase 85,714 common shares of the Company, $0.001 par value at $0.70 per common share. .

GLOBALWISE INVESTMENTS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

13.	Excess of Liabilities over Assets (Deficit)

As of December 31, 2011, the holders of common stock of Intellinetics were bound by the terms of the Amended Stockholder Agreement which principally restricted sales of Intellinetics common stock to outside third parties, unless otherwise approved by the controlling stockholders. Pursuant to the Amended Stockholder Agreement, upon the death, disability or retirement of a stockholder, the stockholder or the stockholder’s estate had the right to require Intellinetics to purchase all of his or her shares in Intellinetics, and Intellinetics had the right to purchase all or any portion of the stockholder’s shares at approximately $0.004 per common share. At December 31, 2011, Intellinetics had presented the redemption amounts due upon death or disability of any such stockholder as Shares Subject to Mandatory Redemption in the liabilities section of the accompanying consolidated balance sheets. The Amended Stockholder Agreement was terminated upon the Closing Date of the Share Exchange (See Note 10 – Shares Subject to Mandatory Redemption). Accordingly, effective on the Closing Date, the amount in “excess of liabilities over assets (deficit)” was reclassified into the separate components of common stock, additional paid in capital (deficit), due from stockholders and accumulated deficit, and reported thereupon, in the consolidated balance sheets at December 31, 2012.

The components of the excess of liabilities over assets (deficit) as of December 31, 2011, were as follows:

	Common Stock, no par value		Additional Paid-In Capital	Due From Stockholders	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2011	28,034,850	$—	$(20,384)	$(5,600)	$(3,794,410)	$(3,820,394)

See Note 17, Subsequent Events, for information on return to treasury of 3,500,000 shares by each of A. Michael Chretien, and Matthew L. Chretien (both members of the Board of Directors of the Company), for an aggregate total of 7,000,000 shares returned to treasury; and the issuance of warrants to each of A. Michael Chretien and Matthew L. Chretien to purchase 3,500,000 shares of the Company upon the occurrence of certain events.

14.	Concentration

Revenues from the Company’s services to a limited number of customers have accounted for a substantial percentage of the Company’s total revenues. For the twelve months ended December 31, 2012, the Company’s two largest customers, FormFast, Inc. (“FormFast”) and Tiburon, Inc. (“Tiburon”), which are both Resellers, accounted for approximately 16% and 12%, respectively, of the Company’s revenues for that period. For the twelve months ended December 31, 2011, the Company’s two largest customer, Careworks ("CareWorks", and Ohio Office of Budget Management ("OBM"), accounted for approximately 11% and 10% of the Company’s revenues for that period.

For the twelve months ended December 31, 2012 and 2011, government contracts represented approximately 39% and 73% of the Company’s net revenues, respectively. A significant portion of the Company’s sales to Tiburon and Lexmark represent ultimate sales to government agencies.

As of December 31, 2012, accounts receivable concentrations from the Company’s two largest customers were 0% and 6% of gross accounts receivable, respectively, and as of December 31, 2011, accounts receivable concentrations from the Company’s two largest customers were 1% and 0% of gross accounts receivable, respectively. Accounts receivable balances from the Company’s two largest customers at December 31, 2012 have since been partially collected.

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

Except for the conversion feature related to the $400,000 Note and the derivative liability which are measured at fair value on a, the Company does not have any financial assets and liabilities or nonfinancial assets and liabilities that are measured and recognized at fair value on a recurring or nonrecurring basis. Management used the following methods and assumptions to estimate the fair values of financial instruments at the balance sheet dates:

•	For short-term financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, accrued expenses-related parties, and current notes payable the carrying amounts approximate fair values because of the short maturity of these instruments.

•	The carrying value of long term notes payable is at book value which approximates fair value as the interest rates are at market value.

•	The fair value of the conversion feature related to the $400,000 Note and the derivative liability are determined using a monte-carlo model (Level 2 Inputs) which considers the following significant inputs: the Company's stock price, risk-free interest rate and expected volatility of the Company's stock price over the expected term of the conversion option. See Note 17, Subsequent Events, for pay off and settlement of the $400,000 Note.

GLOBALWISE INVESTMENTS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

16.	Provision For Income Taxes

For the years ended December 31, 2012 and 2011, we have recognized the minimum amount of state income tax as required by the states that we are required to file taxes in. We are not currently subject to further federal or state tax since we have incurred losses since our inception.

As of December 31, 2012 we had federal and state net operating loss carry forwards of approximately $5,515,240 which can be used to offset future federal income tax. The federal and state net operating loss carry forwards expire at various dates through 2032. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in our opinion, utilization is not reasonably assured.

As of December 31, 2012, the deferred tax asset related to our net operating losses was approximately $1,800,000. A 100% valuation allowance has been established on deferred tax assets at December 31, 2012 and 2011, due to the uncertainty of our ability to realize future taxable income.

17.	Subsequent Events

Sales of Unregistered Securities Subsequent to December 31, 2012

On February 28, 2013 and March 6, 2013, the Company, entered into a securities purchase agreement (the ”Purchase Agreement”) with certain accredited investors, pursuant to which it sold an aggregate of 15,000,000 shares of the Company’s common stock, par value, $0.001 per share (“Common Stock”) at a purchase price of $0.20 per share, for aggregate cash proceeds of $2,650,000 and the exchange of $350,000 in previously issued convertible promissory notes issued between January 28, 2013 and February 7, 2013 to certain investors associated with the Placement Agent (the “Offering”). The Company intends to use the net proceeds of the Offering for working capital and general corporate purposes, including without limitation, debt reduction purposes.

The Company retained Taglich Brothers, Inc. (the “Placement Agent”) as the exclusive placement agent for the Offering. In connection with the Offering, the Company paid the Placement Agent a cash payment of $268,000, which represented an 8% commission of the gross proceeds and approximately $28,000 for reimbursement for reasonable out of pocket expenses, FINRA filing fees and related legal fees. In addition, the Placement Agent earned warrants to purchase 1,500,000 shares of Common Stock, which represented 10% of the shares of Common Stock sold in the Offering (the “Placement Agent Warrants”), which have an exercise price of $0.24 per share of Common Stock, will be exercisable for a period of four years, contain customary cashless exercise and anti-dilution protection and are entitled to registration rights.

Pursuant to the Purchase Agreement, the Company agreed to (a) file a registration statement (the “Registration Statement”) with the SEC no later than May 29, 2013 covering the re-sale of the Common Stock shares sold in the Offering and the Common Stock shares issuable upon exercise of the Placement Agent Warrants. The Company also agreed to use commercially reasonable efforts to have the Registration Statement become effective as soon as possible after filing (and in any event within 90 days of the filing of such Registration Statement).

The shares of Common Stock sold in the Offering were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering. The investors are “accredited investors” as such term is defined in Regulation D promulgated under the Securities Act.

Shares Issued and Outstanding and Shares Reserved for Exercise of Warrants

As of March 6, 2013, upon the issuance of the shares of Common Stock described herein, the Company has 47,362,047 shares of Common Stock issued and outstanding; and 1,848,214 shares reserved for issuance upon the exercise of outstanding warrants.

Assignment and Assumption of Notes, Conversion of Notes to Convertible Promissory Notes, and Conversion of Convertible Promissory Notes to Restricted Common Stock

On February 15, 2013, the Company converted aggregate amount of debt (principal and interest) in the amount of $489,211 issued by the Company and its sole operating subsidiary, Intellinetics, Inc., to Alpharion Capital Partners, Inc. (“Alpharion”) into 1,686,935 restricted shares of the Company at a price of $0.29 per share (based on the closing price of Globalwise shares on February 14, 2013, the immediately preceding business day). Prior to the above referenced conversion, pursuant to an assignment and assumption agreement between Intellinetics and the Company dated February 15, 2013, the aggregate amount of debt in the amount of $489,211 held by Intellinetics (the “$489,211 of Intellinetics Debt”) was assigned to Globalwise, with the consent of Alpharion, and Globalwise issued to Alpharion a Globalwise convertible promissory note in the amount of $489,211 (the “489,211 of Globalwise Note”) in exchange for Alpharion discharging the $489,211of Intellinetics Debt. Following the issuance of the $489,211Globalwise Note, on February 15, 2013, pursuant to a satisfaction of note agreement between Globalwise and Alpharion, Alpharion converted such $489,211 Globalwise Note into 1,686,935 restricted shares of Globalwise (the “1,686,935 Globalwise Restricted Share Issuance”), (subject to the applicable holding period restrictions under Rule 144) in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC.

Return to Treasury of Shares and Issuance of Contingent Warrants

On February 15, 2013, the Company and A. Michael Chretien, a member of the Board of Directors of the Company, entered into a return to treasury agreement dated February 15, 2013, whereby A. Michael Chretien returned 3,500,000 shares of common stock of the Company, par value $0.001 per share (“Common Stock”) to the Company. As consideration for A. Michael Chretien returning to treasury 3,500,000 shares of Common Stock he owns, the Company issued one four-year warrant to A. Michael Chretien with a right to purchase 3,500,000 shares of Common Stock at $0.001 per share within four-years of the shareholders of the Company increasing the number of authorized shares of Common Stock of the Company (the “A. Michael Chretien Warrant”), with piggyback registration rights. The A. Michael Chretien Warrant has a right of first refusal for A. Michael Chretien to exercise up to 3,500,000 shares prior to the Company issuing shares of Common Stock in any transaction. The Company issued the A. Michael Chretien Warrant in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC.

GLOBALWISE INVESTMENTS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

On February 15, 2013, the Company and Matthew Chretien, a member of the Board of Directors of the Company, entered into a return to treasury agreement dated February 15, 2013, whereby Matthew Chretien returned 3,500,000 shares of common stock of the Company, par value $0.001 per share (“Common Stock”) to the Company. As consideration for Matthew Chretien returning to treasury 3,500,000 shares of Common Stock he owns, the Company issued one four-year warrant to Matthew Chretien with a right to purchase 3,500,000 shares of Common Stock at $0.001 per share within four-years of the shareholders of the Company increasing the number of authorized shares of Common Stock of the Company (the “Matthew Chretien Warrant”), with piggyback registration rights. The Matthew Chretien Warrant has a right of first refusal to exercise up to 3,500,000 shares prior to the Company issuing shares of Common Stock in any transaction, other than pursuant to the A. Michael Chretien Warrant. The Company issued the Matthew Chretien Warrant in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC.

Settlement Agreement Between the Company and a Service Provider

On February 8, 2013, Globalwise and a service provider reached an agreement to settle outstanding accounts payable in the amount of $262,000 for the issuance of 873,333 restricted shares of common stock of the Company to the service provider (the “873,333 Restricted Shares”) (with piggyback registration rights), a lump sum payment of $50,000, and mutual release and generally for the discharge of all past, present and future claims against each other (the “Settlement Agreement”). The Company issued the 873,333 Restricted Shares in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC.

Issuance and Conversion of Convertible Notes

Between January 28, 2013 and February 7, 2013, the Company issued six convertible promissory notes in an aggregate amount of $350,000 (the “Notes in an Aggregate Amount of $350,000”) to six accredited investors who are associated with each other (the six accredited investors collectively referred to as the “$350,000 Investors”). The Company received proceeds in an aggregate amount of $350,000, with the final payment being received by the Company on February 7, 2013. The terms of the Notes in an Aggregate Amount of $350,000 provide for maturity on July 31, 2013 (the “Maturity Date”) and provide for zero percent interest until maturity. The $350,000 Investors receive warrants to purchase an aggregate amount of 262,500 common shares (par value $0.001 per share) at $0.28 per share (the “Investor Warrants”). The $350,000 Investors have a right, at their sole discretion, to convert the notes into equity under certain circumstances. Under its terms, if the Notes in the Amount of $350,000 are not paid off by the Company by the Maturity Date or converted in to equity at the election of the $350,000 Investors prior to the Maturity Date, the notes accrue interest in the amount of 15% from the Maturity Date until the notes are paid in full. The Company used the proceeds to pay off the $400,000 Note (as described below), to settle other accounts, for working capital and for general corporate purposes. On February 28, 2013, the $350,000 Investors converted the notes into equity in the Offering disclosed above.

Settlement of Promissory Notes Subsequent to December 31, 2012

On January 30, 2013, the Company paid off in full, all principal plus fees in the amount of $154,292. Under a $400,000 promissory note the Company had issued to JMJ Financial on August 7, 2012, and subsequently renewed on November 8, 2012 (the “$400,000 Note”). The Company does not have any on-going relationship with JMJ Financial.

On March 5, 2013, the Company paid off in full, all principal of the $14,000 Jackie Chretien Note, plus all accrued interest through December 31, 2012, in the amount of $493. Additional on March 5, 2013, the Company paid accrued interest in the amount of $9,014 to Jackie Chretien relating to an $80,000 promissory note issued by the Company to Jackie Chretien on March 2, 2009.

Deferral of Principal and Interest Payment Relating to the June 17, 2009 Note Payable Issued by Intellinetics to the Ohio State Development Authority in the amount of $1,012,500

Effective December 31, 2012, the Company’s sole operating subsidiary, Intellinetics, and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule (the “December 31, 2012 Modification #1”) relating to the June 17, 2009 note payable issued by Intellinetics to the Ohio State Development Authority in the amount of $1,012,500, bearing interest at a rate of 6.00% per annum. Pursuant to the December 31, 2012 Modification #1, the Ohio State Development Authority deferred principal and interest payment for a six month period from December 1, 2012 to May 1, 2013, with the next principal and interest payment due on June 1, 2013. Effective March 12, 2013, Intellinetics and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule, deferring principal and interest payment until December 31, 2013, with the next principal and interest payment due on January 1, 2014.

Deferral of Interest Payment Relating to the June 3, 2011 Note Payable Issued by Intellinetics to the Ohio State Development Authority in the amount of $750,000

Effective December 31, 2012, the Company’s sole operating subsidiary, Intellinetics, and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule (the “December 31, 2012 Modification #2”) relating to the June 3, 2011 note payable issued by Intellinetics to the Ohio State Development Authority in the amount of $750,000, bearing interest at a rate of 1% per annum for the first 12 months, then interest at rate of 7% per annum for the second 12 months. Pursuant to the December 31, 2012 Modification #2, the Ohio State Development Authority deferred interest payment for a six month period from December 1, 2012 to May 1, 2013, with the next interest payment due on June 1, 2013. Under the terms of the June 3, 2011 note, Intellinetics is not obligated to remit payments of principal September 1, 2013. Effective March 12, 2013, Intellinetics and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule, deferring principal and interest payment until December 31, 2013, with the next principal and interest payment due on January 1, 2014.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Dismissal of Independent Registered Public Accounting Firm on February 10, 2012

On February 10, 2012, and effective immediately, the board of directors of the Company dismissed Morrill & Associates LLP (“Morrill”) as the Company’s independent registered public accounting firm in connection with the Share Exchange. Morrill’s reports on the Company’s financial statements for each of the fiscal years ended December 31, 2011 and 2010 contained no adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements between the Company and Morrill on any matter regarding accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the fiscal years ended December 31, 2011 and 2010 or any subsequent interim period preceding the date of dismissal which disagreements, if not resolved to the satisfaction of Morrill, would have caused Morrill to make reference thereto in its report on the financial statements for such years.

There were no reportable events (as that term is used in Item 304(a)(1)(v) of Regulation S-K) between the Company and Morrill occurring during the fiscal years ended December 31, 2011 and 2010 or any subsequent interim period preceding the date of dismissal.

Independent Registered Public Accounting Firm Engaged on February 10, 2012

On February 10, 2012, the Company’s board of directors engaged Marcum LLP (“Marcum”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2012. During the fiscal years ended December 31, 2011 and 2010 and through the date of the engagement, neither the Company nor anyone on its behalf consulted with Marcum regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements, or (ii) any matter that was either the subject of a disagreement or event identified in response to Item 304(a)(1)(iv) of Regulation S-K, or a reportable event as that term is used in Item 304(a)(1)(v) of Regulation S-K.

Dismissal of Independent Registered Public Accounting Firm on September 4, 2012

On September 4, 2012, the Audit Committee of the Board of Directors of Globalwise Investments, Inc. (the “Company” or ”Globalwise”) dismissed Marcum LLP (“Marcum”) as its independent registered public accounting firm, effective as of September 4, 2012. Marcum served as the Company’s independent registered accounting firm from February 10, 2012 to September 4, 2012.The Company notified Marcum of its dismissal on September 5, 2012.

Globalwise was a non-operating public shell company, prior to February 10, 2012, when Globalwise entered into a Securities Exchange Agreement by and between itself and Intellinetics, Inc. (“Intellinetics”), and all of the former shareholders of Intellinetics transferred to Globalwise all of their shares of Intellinetics in exchange for shares of common stock (“Share Exchange”) of Globalwise. As a result of the Share Exchange, Intellinetics became a wholly-owned subsidiary of Globalwise. The Share Exchange was accounted for as a reverse merger and recapitalization of Intellinetics.

On March 30, 2012, the Company filed a Current Report on Form 8-K/A (the “Form 8-K/A”) with the Securities and Exchange Commission (the “Commission”) for the purpose of updating financial statements that were filed as exhibits to the Current Report on Form 8-K of the Company filed with the Commission on February 13, 2012 (the “Original Filing”). The Original Filing included audited financial statements of Intellinetics, a business acquired by the Company, for the fiscal years ended December 31, 2010 and 2009, and unaudited financial statements of Intellinetics for the nine month periods ended September 30, 2011 and 2010. The Form 8-K/A included audited financial statements of Intellinetics for the fiscal years ended December 31, 2011 and 2010. The audited financial statements of Intellinetics for fiscal years ended December 31, 2011 and 2010 were audited by Marcum.

Marcum’s reports on Intellinetics consolidated financial statements for fiscal years ended December 31, 2011, 2010 and 2009 filed as exhibits to the Original Filing and the Form 8-K/A did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. Marcum’s report on Intellinetics financial statements for the fiscal years ended December 31, 2011, 2010 and 2009 contained an explanatory paragraph indicating that there was substantial doubt as to the Company’s ability to continue as a going concern. In relation to the audit of the financial statements that were filed as exhibits to the Original Filing, and the Form 8-K/A, Marcum informed the Company of its observations of a material weakness in internal control over financial reporting.

The Company and Marcum have not, during Marcum’s audit of financial statements for fiscal years 2011, 2010 or 2009 or through the date of this Form 10-K, had any disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Marcum, would have caused Marcum to make reference to the subject matter in its reports for such years; and there were no “reportable events” as the term is described in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Marcum with a copy of the above disclosures and Marcum furnished the Company with a letter addressed to the Securities and Exchange Commission stating that Marcum agrees with the statements made by the Company in response to Item 304(a) of Regulation S-K. A copy of such letter dated September 10, 2012, was filed as Exhibit 16.1 to the Current Report on Form 8-K on September 10, 2012.

Independent Registered Public Accounting Firm Engaged on September 4, 2012

On September 4, 2012, the Audit Committee of the Board of Directors of the Company approved the appointment of GBQ Partners, LLC (“GBQ”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2012. GBQ is an independent member of the BDO Seidman Alliance. BDO Seidman is one of the largest accounting and consulting organizations in the world. At no time during fiscal year 2011 or fiscal year 2010 or through the date of GBQ’s appointment as the Company’s Independent Registered Public Accounting Firm did the Company or anyone acting on its behalf consult with GBQ regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and no written report or oral advice was provided that GBQ concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either (A) the subject of a disagreement with Marcum on accounting principles or practices, financial statement disclosure or auditing scope or procedures, which, if not resolved to the satisfaction of Marcum, would have caused Marcum to make reference to the matter in their report or (B) a reportable event of the type described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the timelines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)), as of December 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012. Management based its assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework . Based on this evaluation, our management concluded that as of December 31, 2012, our internal control over financial reporting was effective at the reasonable assurance level.

The Company’s internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit the Company, as a smaller reporting company, to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

On March 29, 2013, Roy Haddix, a member of the Board of Directors, informed the Company that he will be resigning from the Board the Directors, effective April 2, 2013, for health reasons and not as a result of any disagreements with the Company. The resignation letter from Mr. Haddix is filed as exhibit 99.1 to this Form 10-K.

On November 24, 2012, the previously issued $238,000 Shealy Note (defined below) and the previously issued $12,000 Shealy Note (defined below) were combined into a $250,000 promissory note, under the same terms, with a maturity date of January 1, 2014 (the “$250,000 Shealy Note”).

On March 29, 2012, the Company issued an unsecured note payable to Ramon Shealy ("Mr. Shealy"), a then director (who subsequently resigned) of the Company, in the amount of $238,000, bearing interest at a rate of 10% for the term of the note (the “$238,000 Shealy Note”). All principal and interest was due and payable on June 27, 2012. On June 27, 2012, the maturity was extended to August 27, 2012. On August 27, 2012 the maturity was extended to October 25, 2012. On October 24, 2012 the maturity was extended to November 24, 2012 (see above for further extension of the $238,000 Shealy Note when it was combined into the $250,000 Shealy Note). On April 16, 2012, the Company issued a note payable to Mr. Shealy, in the amount of $12,000, bearing interest at a rate of 10% per quarter (the “$12,000 Shealy Note”). All principal and interest was due on July 15, 2012. On July 12, 2012 the maturity was extended to September 13, 2012. On August 27, 2012 the maturity was extended to November 12, 2012. On November 11, 2012 the maturity was extended to November 24, 2012 (see above for further extension of the $12,000 Shealy Note when it was combined into the $250,000 Shealy Note).

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2012.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference to our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 20121.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2012.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2012.

Part IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Reference is made to the Index to Financial Statements beginning on Page F-1 hereof.

Financial Statement Schedules.

(a) Documents Filed as Part of Report

(1) Financial Statements.

(3) Exhibits.

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K and such Exhibit Index is incorporated by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2013.

Globalwise Investments, Inc.

By:	/s/ William J. Santiago
William J. Santiago President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2013.

Name	Title

/s/ William J. Santiago	President, Chief Executive Officer and Director
William J. Santiago

/s/ Matthew L. Chretien	Executive Vice President, Chief Technology Officer, Treasurer, and Director
Matthew L. Chretien

/s/ Kendall D. Gill	Chief Financial Officer
Kendall D. Gill

/s/ A. Michael Chretien	Director, Chairman of the Board, Vice President of Compliance, Secretary
A. Michael Chretien

/s/ Rye D’Orazio	Director
Rye D’Orazio

/s/ Thomas D. Moss	Chief Software Engineer, and Director
Thomas D. Moss

/s/ Roy H. Haddix	Director
Roy H. Haddix

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference
		Form	Exhibit	Filing Date
2.1	Securities Exchange Agreement by and among Globalwise Investments, Inc. and Intellinetics, Inc., dated as of February 10, 2012	8-K	2.1	02-13-2012
3.1.1	Articles of Incorporation of Globalwise Investments, Inc., as amended	10-SB	3.1 10	02-2000
3.1.2	Certificate of Correction, effective May 22, 2007	8-K	3.1	06-15-2007
3.2.1	Bylaws of Globalwise Investments, Inc.	10-SB	3.3	10-02-2000
3.2.2	Amendment No. 1 to the Bylaws of Globalwise Investments, Inc.	8-K	3.4	03-01-2012
4.1	Form of Convertible Promissory Note of Intellinetics, Inc.	8-K	4.1	02-13-2012
4.2	Loan Agreement between the Director of Development of the State of Ohio and Intellinetics, Inc., dated as of July 17, 2009	8-K	10.3	02-13-2012
4.3	Cognovit Promissory Note by Intellinetics, Inc. in favor of the Director of Development of the State of Ohio in the principal amount of $1,012,500, dated July 17, 2009	8-K	10.4	02-13-2012
4.4	First Amendment to Loan Agreement by and between the Director of Development of the State of Ohio and Intellinetics, Inc., dated as of November 1, 2011	8-K	10.5	02-13-2012
4.5	Loan Agreement between the Director of Development of the State of Ohio and Intellinetics, Inc., dated as of June 3, 2011	8-K	10.6	02-13-2012
4.6	Cognovit Promissory Note by Intellinetics, Inc. in favor of the Director of Development of the State of Ohio in the principal amount of $750,000, dated June 3, 2011	8-K	10.7	02-13-2012
4.7	Business Loan Agreement by and between Intellinetics, Inc. and The Delaware County Bank and Trust Company, dated as of March 24, 2004	8-K	10.8	02-13-2012
4.8	Promissory Note by Intellinetics, Inc. in favor of The Delaware County Bank and Trust Company in the principal amount of $201,024, dated as of March 24, 2004	8-K	10.9	02-13-2012
4.9	Loan Extension Agreement by and between Intellinetics, Inc. and The Delaware County Bank and Trust Company, dated as of April 1, 2005	8-K	10.10	02-13-2012
4.10	Note Extension Agreement by and between Intellinetics, Inc. and The Delaware County Bank and Trust Company, dated as of May 26, 2006	8-K	10.11	02-13-2012
4.11	Loan Modification Agreement by and between Intellinetics, Inc. and The Delaware County Bank and Trust Company, dated as of April 23, 2007	8-K	10.12	. 02-13-2012
4.12	Loan Modification Agreement by and between Intellinetics, Inc. and The Delaware County Bank and Trust Company, dated as of May 19, 2008	8-K	10.13	02-13-2012
4.13	Loan Modification Agreement by and between Intellinetics, Inc. and The Delaware County Bank and Trust Company, dated as of April 20, 2009	8-K	10.14	02-13-2012

Exhibit No.	Description	Incorporation by Reference
4.14	Form of Promissory Note by Intellinetics, Inc. in favor of Alpharion Capital Partners, Inc.	8-K	10.15	02-13-2012
4.15	Promissory Note by Intellinetics, Inc. in favor of A. Michael Chretien in the principal amount of $55,167, dated December 29, 2001	8-K	10.17	02-13-2012
4.16	Promissory Note by Intellinetics, Inc. in favor of Robert A. Love III in the principal amount of $199,537, dated February 22, 2001	8-K	10.27	02-13-2012
4.17	Promissory Note by Intellinetics, Inc. in favor of Jackie Chretien in the principal amount of $65,000, dated June 10, 2011	8-K	10.28	02-13-2012
4.18	Promissory Note by Globalwise Investments, Inc. in favor of Ramon Shealy in the principal amount of $238,000, dated March 29, 2012.	8-K/A	10.44	03-30-2012
4.18.1	The Promissory Note Second Extension Agreement by and among Globalwise Investments, Inc., and Ramon M. Shealy in the amount of $238,000, dated August 27, 2012	8-K	10.1	08-31-2012
4.18.2	The Promissory Note Third Extension Agreement by and among Globalwise Investments, Inc., and Ramon M. Shealy in the amount of $238,000, dated October 24, 2012.	8-K	10.1	10-30-12
4.19	Promissory Note by Globalwise Investments, Inc. in favor of Alpharion Capital Partners, Inc. in the principal amount of $300,000, dated November 15, 2011.	10-Q/A	10.9	08-14-2012
4. 19.1	Promissory Note Extension Agreement, relating to $300,000 note, by and among Globalwise Investments, Inc. and Alpharion Capital Partners, Inc. dated May 7, 2012.	10-Q/A	10.10	08-14-2012
4.19.2	Promissory Note Second Extension Agreement, relating to $300,000 note, by and among Globalwise Investments, Inc. and Alpharion Capital Partners, Inc. dated August 10, 2012.	10-Q/A	10.11	08-14-2012
4.20	Promissory Note by Globalwise Investments, Inc. in favor of JMJ Financial in the principal amount of $400,000, dated August 7, 2012.	10-Q/A	10.12	08-14-2012
4.20.1	The Promissory Note Third Extension Agreement by and among Globalwise Investments, Inc., and Ramon M. Shealy in the amount of $238,000, dated October 24, 2012.	10-Q	10.41	11-14-2012
4.21	Promissory note combination #1 agreement dated August 16, 2012, by and among Intellinetics and Alpharion combining Alpharion Note #2, Alpharion Note #5, Alpharion Note #9, Alpharion Note #10, and Alpharion Note #11, with an aggregate principal amount of $118,556.39 and extending the due date of all such notes until September 30, 2012.	10-Q	10.1	11-14-2012
4.21.1	Promissory note and subscription agreement dated October 7, 2011, by and among Intellinetics and Alpharion in the principal amount of $7,500.	10-Q	10.2	11-14-2012
4.21.1.1	Promissory note extension agreement dated March 4, 2012 by and among Intellinetics and Alpharion.	10-Q	10.3	11-14-2012
4.21.1.2	Promissory note second extension agreement dated July 2, 2012 by and among Intellinetics and Alpharion.	10-Q	10.4	11-14-2012
4.21.2	Promissory note and subscription agreement dated November 21, 2011, by and among Intellinetics and Alpharion in the principal amount of $37,500.	10-Q	10.5	11-14-2012
4.21.2.1	Promissory note extension agreement dated May 13,, 2012 by and among Intellinetics and Alpharion.	10-Q	10.6	11-14-2012
4.21.3	Promissory note and subscription agreement dated January 4, 2012, by and among Intellinetics and Alpharion in the principal amount of $13,556.39.	10-Q	10.7	11-14-2012
4.21.3.1	Promissory note extension agreement dated July 1, 2012 by and among Intellinetics and Alpharion.	10-Q	10.8	11-14-2012

Exhibit No.	Description	Incorporation by Reference
4.21.4	Promissory note and subscription agreement dated January 9, 2012, by and among Intellinetics and Alpharion in the principal amount of $10,000, at an interest rate of 3.25%.	10-Q	10.9	11-14-2012
4.21.4.1	Promissory note extension agreement dated July 6, 2012 by and among Intellinetics and Alpharion.	10-Q	10.10	11-14-2012
4.21.5	Promissory note and subscription agreement dated January 19, 2012, by and among Intellinetics and Alpharion in the principal amount of $50,000.	10-Q	10.11	11-14-2012
4.21.5.1	Promissory note extension agreement dated July 16, 2012 by and among Intellinetics and Alpharion.	10-Q	10.12	11-14-2012
4.22	Promissory note combination #2 agreement dated September 2, 2012, (the “Note Combination #2”) by and among Intellinetics and Alpharion combining Alpharion Note #1, Alpharion Note #3, Alpharion Note #7, and Alpharion Note #15 with an aggregate principal amount of $115,000 and extending the due date of all such notes until November 16, 2012.	10-Q	10.13	11-14-2012
4.22.1	Promissory note and subscription agreement dated September 8, 2011, in the principal amount of $17,500, by and among Intellinetics and Alpharion.	10-Q	10.14	11-14-2012
4.22.1.1	Promissory note extension agreement dated March 6, 2012 by and among Intellinetics and Alpharion.	10-Q	10.15	11-14-2012
4.22.2	Promissory note and subscription agreement dated November 1, 2011, in the principal amount of $7,500.by and among Intellinetics and Alpharion	10-Q	10.16	11-14-2012
4.22.2.1	Promissory note extension agreement dated May 7, 2012 by and among Intellinetics and Alpharion.	10-Q	10.17	11-14-2012
4.22.2.2	Promissory note second extension agreement dated July 27, 2012 by and among Intellinetics and Alpharion.	10-Q	10.18	11-14-2012
4.22.3	Promissory note and subscription agreement dated December 7, 2011, in the principal amount of $80,000, by and among Intellinetics and Alpharion.	10-Q	10.19	11-14-2012
4.22.3.1	Promissory note extension agreement dated June 4, 2012 by and among Intellinetics and Alpharion.	10-Q	10.20	11-14-2012
4.22.4	Promissory note and subscription agreement dated February 14, 2012, in the principal amount of $10,000, by and among Intellinetics and Alpharion.	10-Q	10.21	11-14-2012
4.22.4.1	Promissory note extension agreement dated August 11, 2012 by and among Intellinetics and Alpharion.	10-Q	10.22	11-14-2012
4.23	Promissory note combination #3 agreement dated September 2, 2012, (the “Note Combination #3”) by and among Intellinetics and Alpharion combining Alpharion Note #8, Alpharion Note #18, with an aggregate principal amount of $119,000 and extending the due date of all such notes until November 16, 2012.	10-Q	10.23	11-14-2012
4.23.1	Promissory note and subscription agreement dated December 9, 2011, in the principal amount of $15,000, by and among Intellinetics and Alpharion.	10-Q	10.24	11-14-2012
4.23.1.1	Promissory note extension agreement dated June 6, 2012 by and among Intellinetics and Alpharion.	10-Q	10.25	11-14-2012
4.23.2	Promissory note and subscription agreement dated March 9, 2012, in the principal amount of $104,000, by and among Intellinetics and Alpharion.	10-Q	10.26	11-14-2012
4.24	Promissory note combination #4 agreement dated September 2, 2012, (the “Note Combination #4”) by and among Intellinetics and Alpharion combining Alpharion Note #12, Alpharion Note #14, Alpharion Note #19, and Alpharion Note #20 with an aggregate principal amount of $111,500.	10-Q	10.27	11-14-2012
4.24.1	Promissory note and subscription agreement dated January 27, 2012, in the principal amount of $5,000, by and among Intellinetics and Alpharion.	10-Q	10.28	11-14-2012
4.24.1.1	Promissory note extension agreement dated July 24, 2012 by and among Intellinetics and Alpharion.	10-Q	10.29	11-14-2012

Exhibit No.	Description	Incorporation by Reference
4.24.2	Promissory note and subscription agreement dated February 10, 2012, in the principal amount of $85, 000. by and among Intellinetics and Alpharion.	10-Q	10.30	11-14-2012
4.24.2.1	Promissory note extension agreement dated July 24, 2012 by and among Intellinetics and Alpharion.	10-Q	10.31	11-14-2012
4.24.3	Promissory note and subscription agreement dated March 14, 2011, in the principal amount of $15,000, by and among Intellinetics and Alpharion.	10-Q	10.32	11-14-2012
4.24.4	Promissory note and subscription agreement dated March 15, 2011, in the principal amount of $6,500, by and among Intellinetics and Alpharion.	10-Q	10.33	11-14-2012
4.25	Promissory note combination #5 agreement dated September 2, 2012, (the “Note Combination #5”) by and among Intellinetics and Alpharion combining Alpharion Note #13 and Alpharion Note #16 with an aggregate principal amount of $50,000	10-Q	10.34	11-14-2012
4.25.1	Promissory note and subscription agreement dated January 31, 2012, in the principal amount of $35,000, by and among Intellinetics and Alpharion.	10-Q	10.35	11-14-2012
4.25.1.1	Promissory note extension agreement dated July 28, 2012 by and among Intellinetics and Alpharion.	10-Q	10.36	11-14-2012
4.25.2	Promissory note and subscription agreement dated February 15, 2012, by and among Intellinetics and Alpharion	10-Q	10.37	11-14-2012
4.25.2.1	Promissory note extension agreement dated August 12, 2012 by and among Intellinetics and Alpharion.	10-Q	10.38	11-14-2012
4.26*	Promissory note combination #7 agreement dated November 16, 2012, by and among Intellinetics and Alpharion combining Alpharion Note #6, Alpharion Note #24, and Alpharion Note #27, with an aggregate principal amount of $131,500 and extending the due date of all such notes until December 16, 2012.	8-K	10.1	2012-11-23
4.26.1*	Alpharion Note #6 dated December 1, 2011 between Alpharion and Intellinetics in the principal amount of $7,500.	8-K	10.2	2012-11-23
4.26.1.1*	May 29, 2012 Extension Agreement relating to Alpharion Note #6 between Alpharion and Intellinetics	8-K	10.3	2012-11-23
4.26.1.2*	August 27, 2012 Second Extension Agreement relating to Alpharion Note #6 between Alpharion and Intellinetics.	8-K	10.4	2012-11-23
4.26.2*	Alpharion Note #24 dated May 21, 2012 in the principal amount of $50,000 between Alpharion and Intellinetics.	8-K	10.5	2012-11-23
4.26.3*	Alpharion Note #27 dated September 18, 2012 in the principal amount of $74,000 between Alpharion and Intellinetics.	8-K	10.6	2012-11-23
4.27*	November 16, 2012 Note Combination #2 Extension Agreement between Alpharion and Intellinetics.	8-K	10.7	2012-11-23
4.27.1*	November 16, 2012 Note Combination #3 Extension Agreement between Alpharion and Intellinetics.	8-K	10.8	2012-11-23
4.28*	November 16, 2012 Note Combination #4 Extension Agreement between Alpharion and Intellinetics.	8-K	10.9	2012-11-23
4.28.1*	November 16, 2012 Note Combination #5 Extension Agreement between Alpharion and Intellinetics.	8-K	10.10	2012-11-23
4.29*	November 16, 2012 Note Combination #6 Extension Agreement between Alpharion and Intellinetics.	8-K	10.11	2012-11-23
4.30*	Promissory note by and among the Company and Roy Haddix dated July 16, 2012, in the principal amount of $95,000 in favor of Mr. Haddix.	8-K	10.1	2012-12-18

Exhibit No.	Description	Incorporation by Reference
4.30.1*	Promissory note extension agreement dated August 29, 2012 extending the $95,000 Haddix Note to November 16, 2012.	8-K	10.2	2012-12-18
4.30.1.1*	Promissory note second extension agreement dated November 16, 2012 extending the $95,000 Haddix Note to December 16, 2012.	8-K	10.3	2012-12-18
4.30.1.2*	Promissory note third extension agreement dated December 14, 2012 extending the $95,000 Haddix Note to January 15, 2012.	8-K	10.4	2012-12-18
4.31*	Promissory note by and among the Company and Roy Haddix dated July 20, 2012, in the principal amount of $25,000 in favor of Mr. Haddix.	8-K	10.5	2012-12-18
4.31.1*	Promissory note extension agreement dated August 29, 2012 extending the $25,000 Haddix Note to November 16, 2012.	8-K	10.6	2012-12-18
4.31.1.1*	Promissory note second extension agreement dated November 16, 2012 extending the $25,000 Haddix Note to December 16, 2012.	8-K	10.7	2012-12-18
4.31.1.2*	Promissory note third extension agreement dated December 14, 2012 extending the $25,000 Haddix Note to January 15, 2012.	8-K	10.8	2012-12-18
4.32*	December 16, 2012 Note Combination #2 Extension Agreement between Alpharion and Intellinetics.	8-K	10.1	2012-12-21
4.33*	December 16, 2012 Note Combination #3 Extension Agreement between Alpharion and Intellinetics.	8-K	10.2	2012-12-21
4.34*	December 16, 2012 Note Combination #4 Extension Agreement between Alpharion and Intellinetics.	8-K	10.3	2012-12-21
4.35*	December 16, 2012 Note Combination #5 Extension Agreement between Alpharion and Intellinetics.	8-K	10.4	2012-12-21
4.36*	December 16, 2012 Note Combination #6 Extension Agreement between Alpharion and Intellinetics.	8-K	10.5	2012-12-21
4.37*	December 16, 2012 Note Combination #7 Extension Agreement between Alpharion and Intellinetics.	8-K	10.6	2012-12-21
4.38*	Assignment and assumption of Note Combination #1 between Intellinetics, Alpharion and Globalwise	8-K	10.1	2013-01-07
4.38.1*	Satisfaction of note agreement between Globalwise and Alpharion	8-K	10.2	2013-01-07
4.38.2*	Convertible promissory note between Globalwise and Alpharion	8-K	10.3	2013-01-07
4.39*	Assignment and assumption of Note Combination #2 between Intellinetics, Alpharion and Globalwise	8-K	10.4	2013-01-07
4.39.1*	Satisfaction of note agreement between Globalwise and Alpharion	8-K	10.5	2013-01-07
4.39.2*	Convertible promissory note between Globalwise and Alpharion	8-K	10.6	2013-01-07
4.40*	Assignment and assumption of Note Combination #4 between Intellinetics, Alpharion and Globalwise	8-K	10.7	2013-01-07
4.40.1*	Satisfaction of note agreement between Globalwise and Alpharion	8-K	10.8	2013-01-07

Exhibit No.	Description	Incorporation by Reference
4.40.2*	Convertible promissory note between Globalwise and Alpharion	8-K	10.9	2013-01-07
4.41*	Assignment and assumption of the $19,000 Note between Intellinetics, Alpharion and Globalwise	8-K	10.10	2013-01-07
4.41.1*	Satisfaction of note agreement between Globalwise and Alpharion	8-K	10.11	2013-01-07
4.41.2*	Convertible promissory note between Globalwise and Alpharion	8-K	10.12	2013-01-07
4.42*	Assignment and assumption of Note Combination #6 between Intellinetics, Alpharion and Globalwise	8-K	10.13	2013-01-07
4.42.1*	Satisfaction of note agreement between Globalwise and Alpharion	8-K	10.14	2013-01-07
4.42.2*	Convertible promissory note between Globalwise and Alpharion	8-K	10.15	2013-01-07
4.43*	Assignment and assumption of Alpharion Note #26 between Intellinetics, Alpharion and Globalwise	8-K	10.16	2013-01-07
4.43.1*	Satisfaction of note agreement between Globalwise and Alpharion	8-K	10.17	2013-01-07
4.43.2*	Convertible promissory note between Globalwise and Alpharion	8-K	10.18	2013-01-07
4.44.1*	Assignment and assumption of the $150,000 Note between Intellinetics, Mr. Haddix and Globalwise	8-K	10.20	2013-01-07
4.44.2*	Satisfaction of note agreement between Globalwise and Mr. Haddix	8-K	10.21	2013-01-07
4.44.3*	Convertible promissory note between Globalwise and Mr. Haddix	8-K	10.22	2013-01-07
4.45*	Assignment and assumption of the $287,571 Note between Intellinetics, Dr. Love and Globalwise	8-K	10.23	2013-01-07
4.45.1*	Satisfaction of note agreement between Globalwise and Dr. Love	8-K	10.24	2013-01-07
4.45.2*	Convertible promissory note between Globalwise and Dr. Love	8-K	10.25	2013-01-07
4.46*	Satisfaction of Note Agreement between Globalwise and Mr. Haddix re $99,659	8-K	10.26	2013-01-07
4.46.1*	Convertible promissory note between Globalwise and Mr. Haddix re $99,659
4.47*	Satisfaction of Note Agreement between Globalwise and Mr. Haddix re $25,000	8-K	10.27	2013-01-07
4.47.1*	Convertible promissory note between Globalwise and Mr. Haddix re $25,000
10.1.	Lease Agreement by and among SFERS Real Estate Corp. T, Dividend Drive LLC and The Avatar Group, Inc., dated as of June 21, 1999	8-K	10.32	02-13-2012
10.2.	Lease Renewal Agreement by and between Intellinetics, Inc. and Dividend Drive LLC, effective as of January 1, 2010 (incorporated by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K filed with the Commission on February 13, 2012).	8-K	10.33	02-13-2012

Exhibit No.	Description	Incorporation by Reference
10.1.	Form of Stock Award Agreement (incorporated by reference to Exhibit 10.34 to the Company’s Current Report on Form 8-K filed with the Commission on February 13, 2012).	8-K	10.34	02-13-2012
10.2.	Amended Employment Agreement of A. Michael Chretien, dated September 16, 2011 (incorporated by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K filed with the Commission on February 13, 2012).	8-K	10.35	02-13-2012
10.3.	Amended Offer of Employment of A. Michael Chretien, dated September 16, 2011 (incorporated by reference to Exhibit 10.36 to the Company’s Current Report on Form 8-K filed with the Commission on February 13, 2012).	8-K	10.36	02-13-2012
10.4.	Amended Employment Agreement of Matthew L. Chretien, dated September 16, 2011 (incorporated by reference to Exhibit 10.37 to the Company’s Current Report on Form 8-K filed with the Commission on February 13, 2012).	8-K	10.37	02-13-2012
10.5.	Amended Offer of Employment of Matthew L. Chretien, dated September 16, 2011 (incorporated by reference to Exhibit 10.38 to the Company’s Current Report on Form 8-K filed with the Commission on February 13, 2012).	8-K	10.38	02-13-2012
10.6.	Amended Employment Agreement of William J. Santiago, dated September 16, 2011 (incorporated by reference to Exhibit 10.39 to the Company’s Current Report on Form 8-K filed with the Commission on February 13, 2012).	8-K	10.39	02-13-2012
10.7.	Amended Offer of Employment of William J. Santiago, dated September 16, 2011 (incorporated by reference to Exhibit 10.40 to the Company’s Current Report on Form 8-K filed with the Commission on February 13, 2012).	8-K	10.40	02-13-2012
10.8.	Lease Renewal Agreement by and between Intellinetics, Inc. and Dividend Drive LLC, dated as of February 21, 2012	8-K	10.41	02-13-2012
10.9.	Consent, dated as of December 27, 2011, by The Delaware County Bank and Trust under the Business Loan Agreement, dated as of March 24, 2004, by and between Intellinetics, Inc. and The Delaware County Bank and Trust.	8-K	10.42	02-13-2012
10.10.	Waiver, dated as of February 10, 2012, of non-compliance items relating to the Loan Agreement between Intellinetics, Inc. and the Director of Development of the State of Ohio, dated July 17, 2009, as amended, and the Loan Agreement between Intellinetics, Inc. and the Director of Development of the State of Ohio, dated June 3, 2011.	8-K	10.43	02-13-2012
10.11.*	December 31, 2012 Modification #1 between Intellinetics and the Ohio State Development Authority	8-K	10. 1	2013-01-07
10.12.*	December 31, 2012 Modification #2 between Intellinetics and the Ohio State Development Authority	8-K	10.1	2013-01-07
10.13.	Lease Agreement by and among SFERS Real Estate Corp. T, Dividend Drive LLC and The Avatar Group, Inc., dated as of June 21, 1999	8-K	10.32	02-13-2012
10.14.	Lease Renewal Agreement by and between Intellinetics, Inc. and Dividend Drive LLC, effective as of January 1, 2010 (incorporated by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K filed with the Commission on February 13, 2012).	8-K	10.33	02-13-2012
21.1	List of Subsidiaries of Globalwise Investments, Inc.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
99.1	Letter of Resignation of Mr. Haddix from the Board of Directors

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Linkbase Document

+	Filed herewith:
*	The substance of these agreements were described and disclosed timely in the Current Report that is incorporated by reference. However, the actual agreement is being filed herewith.
**	In accordance with Rule 406(T) of Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be “furnished” and not “filed” and shall not be part of this Annual Report.

Globalwise Investments, Inc. Website

We use our website as a channel of distribution for material information about us. Important information, including news releases, earnings and financial information, SEC filings and certain other information is posted and accessible on the Investors page at www.globalwiseinvestments.com.