Form 10-K/A
period 2012-12-31
GLOBALWISE INVESTMENTS INC
filed 2013-04-30
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 47,362,047 shares of Common Stock, par value $0.001 per share, were outstanding as of April 25, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

		Page

Part II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	1
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 8	Financial Information and Supplemental Data	2

Part III
Item 10.	Directors, Executive Officers and Corporate Governance	2
Item 11.	Executive Compensation	4
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	8
Item 13.	Certain Relationships and Related Transactions, and Director Independence	8
Item 14.	Principal Accounting Fees and Services	11

Part IV
Item 15.	Exhibits, Financial Statement Schedules	13

Signatures

i

Explanatory Paragraph

Globalwise Investments, Inc. (“Globalwise”), with a single operating subsidiary, Intellinetics, Inc. (“Intellinetics”, and together with “Globalwise”, the “Company,” “Globalwise,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2012, originally filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2013 (the “Original Filing”), to include:

1.            the inadvertently omitted information relating to one transaction involving the sale of unregistered securities subsequent to December 31, 2012, referenced in the Original Filing. Such omitted information relating to the sale of unregistered securities is hereby included in:

a.	Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, under the heading, “Assignment and Assumption of Notes, Conversion of Notes to Convertible Promissory Notes, and Conversion of Convertible Promissory Notes to Restricted Common Stock”;

b.	Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Recent Developments, under the heading, “Assignment and Assumption of Notes, Conversion of Notes to Convertible Promissory Notes, and Conversion of Convertible Promissory Notes to Restricted Common Stock”; and
c.	Part II, Item 8, Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 17, Subsequent Events, under the heading, “Assignment and Assumption of Notes, Conversion of Notes to Convertible Promissory Notes, and Conversion of Convertible Promissory Notes to Restricted Common Stock”.

2.            the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include Part III information in our Form 10-K because a definitive proxy statement containing such information will not be filed by Globalwise within 120 days after the end of the fiscal year covered by the Original Filing. The reference on the cover page of the Original Filing to the incorporation by reference of portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted; and

3.            the inadvertently omitted Exhibit 4.20.2 titled “The Promissory Notes Combined Fourth Extension Agreement” by and among Globalwise Investments, Inc., and Ramon Shealy dated November 24, 2012.

Except as described above, this Amendment does not reflect events or transactions occurring after the date of the Original Filing or modify or update those disclosures that may have been affected by events or transactions occurring subsequent to such filing date. Currently-dated certifications from our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment.

Part II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following information is hereby included as the first paragraph in the section under the heading “Assignment and Assumption of Notes, Conversion of Notes to Convertible Promissory Notes, and Conversion of Convertible Promissory Notes to Restricted Common Stock”:

On July 16, 2012, the Company issued an unsecured note payable to a shareholder, Mr. Haddix (who on December 13, 2012 became a member of the Board of Directors of the Company, and subsequently resigned from the Board on April 2, 2013 for health reasons, as disclosed in Part III below), in the amount of $95,000, due 45 days from the date of issuance and bearing interest at a rate of 10% per annum, with the principal and interest to be paid on maturity (the “$95,000 Haddix Note”). On August 29, 2012 the maturity was extended to November 16, 2012. On November 16, 2012, the maturity was extended to December 16, 2012. On December 14, 2012 the maturity was extended to January 15, 2013. All other provisions of the promissory note were unchanged. On January 14, 2013, Globalwise entered into a satisfaction of note agreement with Mr. Haddix whereby Mr. Haddix surrendered the $95,000 Haddix Note and accrued interest in the amount of $4,659 (for a total of $99,659) to Globalwise and discharged the principal and accrued interest in the amount of $99,659 in consideration for Globalwise issuing to Mr. Haddix a convertible promissory note in the amount of $99,659 due February 15, 2013 at an interest rate of 10%. On January 14, 2013, Mr. Haddix exercised his conversion rights under the convertible promissory note and surrendered the convertible promissory note to Globalwise and Globalwise issued to Mr. Haddix 311,434 restricted common shares, $0.001 par value, at $0.32 per share (based on the closing price on the immediately preceding business day) (subject to the applicable holding period restrictions under Rule 144) in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

The following information is hereby included as the first paragraph in the section under the heading “Assignment and Assumption of Notes, Conversion of Notes to Convertible Promissory Notes, and Conversion of Convertible Promissory Notes to Restricted Common Stock”:

On July 16, 2012, the Company issued an unsecured note payable to a shareholder, Mr. Haddix (who on December 13, 2012 became a member of the Board of Directors of the Company, and subsequently resigned from the Board on April 2, 2013 for health reasons, as disclosed in Part III below), in the amount of $95,000, due 45 days from the date of issuance and bearing interest at a rate of 10% per annum, with the principal and interest to be paid on maturity (the “$95,000 Haddix Note”). On August 29, 2012 the maturity was extended to November 16, 2012. On November 16, 2012, the maturity was extended to December 16, 2012. On December 14, 2012 the maturity was extended to January 15, 2013. All other provisions of the promissory note were unchanged. On January 14, 2013, Globalwise entered into a satisfaction of note agreement with Mr. Haddix whereby Mr. Haddix surrendered the $95,000 Haddix Note and accrued interest in the amount of $4,659 (for a total of $99,659) to Globalwise and discharged the principal and accrued interest in the amount of $99,659 in consideration for Globalwise issuing to Mr. Haddix a convertible promissory note in the amount of $99,659 due February 15, 2013 at an interest rate of 10%. On January 14, 2013, Mr. Haddix exercised his conversion rights under the convertible promissory note and surrendered the convertible promissory note to Globalwise and Globalwise issued to Mr. Haddix 311,434 restricted common shares, $0.001 par value, at $0.32 per share (based on the closing price on the immediately preceding business day) (subject to the applicable holding period restrictions under Rule 144) in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC.

ITEM 8.   FINANCIAL INFORMATION AND SUPPLEMENTARY DATA

Notes to Consolidated Financial Statements

17.         Subsequent Events

The following information is hereby included as the first paragraph in the section under the heading “Assignment and Assumption of Notes, Conversion of Notes to Convertible Promissory Notes, and Conversion of Convertible Promissory Notes to Restricted Common Stock”:

On July 16, 2012, the Company issued an unsecured note payable to a shareholder, Mr. Haddix (who on December 13, 2012 became a member of the Board of Directors of the Company, and subsequently resigned from the Board on April 2, 2013 for health reasons, as disclosed in Part III below), in the amount of $95,000, due 45 days from the date of issuance and bearing interest at a rate of 10% per annum, with the principal and interest to be paid on maturity (the “$95,000 Haddix Note”). On August 29, 2012 the maturity was extended to November 16, 2012. On November 16, 2012, the maturity was extended to December 16, 2012. On December 14, 2012 the maturity was extended to January 15, 2013. All other provisions of the promissory note were unchanged. On January 14, 2013, Globalwise entered into a satisfaction of note agreement with Mr. Haddix whereby Mr. Haddix surrendered the $95,000 Haddix Note and accrued interest in the amount of $4,659 (for a total of $99,659) to Globalwise and discharged the principal and accrued interest in the amount of $99,659 in consideration for Globalwise issuing to Mr. Haddix a convertible promissory note in the amount of $99,659 due February 15, 2013 at an interest rate of 10%. On January 14, 2013, Mr. Haddix exercised his conversion rights under the convertible promissory note and surrendered the convertible promissory note to Globalwise and Globalwise issued to Mr. Haddix 311,434 restricted common shares, $0.001 par value, at $0.32 per share (based on the closing price on the immediately preceding business day) (subject to the applicable holding period restrictions under Rule 144) in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC.

Part III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT AND BOARD OF DIRECTORS AS OF DECEMBER 31, 2012

Name	Age	Title
William J. Santiago	47	President, Chief Executive Officer, and Director

Matthew L. Chretien[1]	45	Executive Vice President, Chief Technology Officer, Treasurer, and Director

Kendall D. Gill	65	Chief Financial Officer

A. Michael Chretien[1]	73	Chairman of the Board, Vice President of Compliance, and Secretary

Rye D’Orazio	58	Director

Thomas D. Moss	56	Chief Software Engineer, and Director

Roy H. Haddix[2]	60	Director

1 Mr. Matthew Chretien is the son of Mr. A. Michael Chretien.

2 On April 2, 2013, Mr. Haddix resigned from the Board the Directors, for health reasons and not as a result of any disagreements with the Company.

William J. Santiago, President, Chief Executive Officer, and Director. Mr. Santiago is our President and Chief Executive Officer and serves as a member of our board of directors. He has served as President and Chief Executive Officer of Intellinetics since September 2011. From 2010 until September 2011, Mr. Santiago was employed as Intellinetics’ Executive Vice President and General Manager. Prior to joining Intellinetics, Mr. Santiago held several positions at Lexmark International, most recently as Director, Content Management Sales Practices. In 2008, Mr. Santiago, when he was President & CEO of The American Fight League, filed chapter 7 business bankruptcy for The American Fight League, which was discharged in 2010.

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

Director and Executive Officer Resignation in fiscal year ended December 31, 2012

Effective September 24, 2012, Matthew L. Chretien resigned from the position of Chief Financial Officer of the Company with the appointment of Kendall D. Gill as the Chief Financial Officer of the Company. Mr. Chretien remains a member of the Board of Directors and remains as the Executive Vice President, Chief Technology Officer, and Treasurer of the Company.

On December 17, 2012, Ramon M. Shealy resigned from the Board of Directors of the Company. Mr. Shealy’s resignation was for personal reasons and was not as a result of any disagreements with the Company.

Director Resignation since December 31, 2012

On April 2, 2013, Roy Haddix resigned from the Board of Directors of the Company. Mr. Haddix’s resignation was for health reasons and not as a result of any disagreements with the Company.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman of the Board and the Chief Executive Officer positions should be separate or combined, we have determined that at this time, it is in the best interests of the Company and its shareholders to separate these roles. Mr. Santiago is our President and Chief Executive Officer. Mr. A. Michael Chretien is our Chairman of the Board. We believe it is in the best interests of the Company to have the roles separated because it allows us to separate the strategic and oversight roles within our board structure.

Our board of directors is primarily responsible for overseeing our risk management processes. The board of directors receives and reviews periodic reports from management, auditors, legal counsel and others, as considered appropriate regarding our Company’s assessment of risks. Management keeps our board apprised of material risks and provides our directors access to all information necessary for them to understand and evaluate how these risks interrelate, how they affect the Company, and how management addresses those risks. The board of directors focuses on the most significant risks facing our Company and our Company’s general risk management strategy. While the board oversees our Company, our Company’s management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our Company and that our board leadership structure supports this approach.

Board Meetings

During the fiscal year ended December 31, 2012, our board of directors held six meetings. All directors attended 100% of meetings of the board and board committees on which they served. We did not hold an annual meeting of stockholders in 2012 because we were a non-operating public shell company until Globalwise entered into a securities exchange agreement by and between itself and Intellinetics, an Ohio corporation, on February 10, 2012 (the “Share Exchange”). We filed our first Annual Report on Form 10-K for the fiscal year ended December 31, 2012, on April 1, 2013, after ceasing to be a shell company following the Share Exchange. We hope to hold our first annual meeting of stockholders in 2013 after ceasing to be a shell company. We do not have a formal policy relating to director attendance at annual meetings.

Executive Sessions

During the fiscal year ended December 31, 2012, the non-executive directors did not hold any executive sessions of the board; We do not have a formal policy on required executive sessions of the board, but our board can hold executive sessions when needed.

Director Independence

We are a smaller reporting company with a small number of directors and officers who have active roles in our operations. As a result, we do not currently have any independent directors. It is anticipated that, in the near future, the board of directors will recruit independent directors to join the board and also our compensation and audit committees, with the audit committee including an audit committee financial expert.

Board Committees

We have established an audit committee, and a compensation committee. The composition and responsibilities of each committee are described below. Members serve on these committees until their resignation or until otherwise determined by our board of directors. We have filed the charters of the audit committee, and the compensation committee as exhibits 99.1 and 99.2, respectively to our Quarterly Report on Form 10-Q filed on May 15, 2012. In addition, the charters for these committees are available in print to any stockholder who requests a copy. Please direct all requests to our Secretary, Globalwise Investments, Inc., 2190 Dividend Drive, Columbus, OH 43228.

Audit Committee

Our audit committee provides oversight of our accounting and financial reporting process, the audit of our consolidated financial statements and our internal control function. Among other matters, the audit committee assists our board of directors in the oversight of the independent registered public accounting firm qualifications, independence and performance; is responsible for the engagement, retention and compensation of the independent auditors; review the scope of the annual audit; review and discuss with management and the independent registered public accounting firm the results of the annual audit and the review of our quarterly consolidated financial statements including the disclosures in our annual and quarterly reports filed with the SEC; reviews our risk assessment and risk management processes; establish procedures for receiving, retaining and investigating complaints received by us regarding accounting, internal accounting controls or audit matters; approve audit and permissible non-audit services provided by our independent registered public accounting firm; and review and approve related person transactions.

As of December 31, 2012, the members of our audit committee were Mr. D’Orazio and Mr. Haddix, with Mr. Haddix serving as the chair of the committee. As disclosed above, Mr. Haddix resigned from the Board on April 2, 2013. Each of Messrs. D’Orazio and Haddix are not independent directors under the applicable rules and regulations of the SEC. We believe, members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC. We have not evaluated our members of our audit committee to determine if they are financial experts as defined under the applicable rules of the SEC. The audit committee met four times during the fiscal year ended December 31, 2012. Mr. Shealy, who resigned from the Board on December 17, 2012 as disclosed above, was the chair of the committee prior to his resignation.

Compensation Committee

Our compensation committee adopts and administers the compensation policies, plans and benefit programs for our executive officers and all other members of our executive team. In addition, among other things, our compensation committee annually evaluates, in consultation with our board of directors, the performance of our Chief Executive Officer, reviews and approves corporate goals and objectives relevant to compensation of our Chief Executive Officer and other executives, and evaluates the performance of these executives in light of those goals and objectives.

As of December 31, 2012, the members of our compensation committee were Messrs. D’Orazio and Mr. Haddix, with Mr. D’Orazio serving as the chair of the committee. As disclosed above, Mr. Haddix resigned from the Board on April 2, 2013. The members of our compensation committee are not independent under the applicable rules and regulations of the SEC. The compensation committee met one time during the fiscal year ended December 31, 2012. Mr. Shealy, who resigned from the Board on December 17, 2012 as disclosed above, was a member of the committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and persons who beneficially own more than ten percent (10%) of our common stock, who are hereinafter collectively referred to as the Reporting Persons, to file reports with the SEC of beneficial ownership and reports of changes in beneficial ownership of our common stock on Forms 3, 4 and 5. Reporting Persons are required by applicable SEC rules to furnish us with copies of all such forms filed with the SEC pursuant to Section 16(a) of the Exchange Act. To our knowledge, based solely on our review of the copies of the Forms 3, 4 and 5 received by us during the fiscal year ended December 31, 2012 and representations that no other reports were required, we believe that all reports required to be filed by such persons with respect to the Company’s fiscal year ended December 31, 2012, were timely filed, except that, due to administrative oversight, Kendall D. Gill, our Chief Financial Officer, filed a Form 4 on September 28, 2012 reporting one late transaction that occurred on September 24, 2012, and Roy Haddix, a Director, filed his Form 3 on December 27, 2012 reporting that he became a Section 16 Reporting Person on December 13, 2012.

Legal Proceedings

We are not aware of any material proceedings in which any of our directors, executive officers or affiliates, any owner of record or beneficial owner of more than 5% of our common stock, or any associate of any such director, officer, affiliate or security holder is a party adverse to us or any of our subsidiaries or has a material interest adverse to us.

Code of Ethics

We have not yet adopted a code of ethics, although we expect to do so as we develop our infrastructure and business. Our single operating subsidiary, Intellinetics, has a Code of Ethics. The Intellinetics code of ethics is available upon request from our Secretary, Globalwise Investments, Inc., 2190 Dividend Drive, Columbus, OH 43228.

Stockholder Communication with our Board of Directors

Stockholders may send communications to our board of directors by writing to Globalwise Investments, Inc., 2190 Dividend Drive, Columbus, OH 43228, Attention: Board of Directors.

ITEM 11.              EXECUTIVE COMPENSATION

As a “smaller reporting company” under SEC rules, our named executive officers, or NEOs, consist of (i) the individual who served or acted as the Company’s principal executive officer during the last completed fiscal year; (ii) the Company’s two most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers at the end of the last completed fiscal year; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to clause (ii) but for the fact that the individual was not serving as one of our executive officers at the end of the last completed fiscal year. For the year ended December 31, 2012, our NEOs were the following individuals:

• William J. Santiago, our President and Chief Executive Officer;

• Matthew L. Chretien, our Executive Vice President, Chief Technology Officer and Treasurer;

• Kendall D. Gill, our Chief Financial Officer; and

• A. Michael Chretien, Chairman of the Board, Vice President of Compliance and Secretary.

Summary Compensation Table

The following table sets forth information regarding the compensation earned by our NEOs for the year ended December 31, 2012.

For Year Ended December 31, 2012 Executive Compensation

The following table sets forth certain information with respect to compensation for the fiscal year ended December 31, 2012 earned by, paid to or deferred by our President and Chief Executive Officer and two other most highly compensated executive officers in 2012 (collectively, the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary		Stock Awards[1]	Nonequity Incentive Plan Compensation[2]	Total
William J. Santiago	2012	$204,000	[3]	$0	$4,834	$208,834
President and Chief Executive Officer
Kendall D. Gill Chief Financial Officer	2012	$65,288	[4]	175,000	0	240,288
Matthew L. Chretien Executive Vice President, Chief Technology Officer and Treasurer	2012	195,000	[5]	0	5,934	200,934

1 Represents the aggregate grant date fair value for awards made to the named executive officers with respect to the fiscal year indicated, computed in accordance with FASB Accounting Standards Codification Topic 718, Compensation — Stock Compensation (formerly FASB Statement 123R).

2 Represents commissions earned on gross Intellinetics software and professional services revenue received related to transactions for which the executive officer was responsible. These commissions were earned prior to February 10, 2012. The Company ceased paying commissions to the executive officers following February 10, 2012, upon consummating the Share Exchange.

3 Mr. Santiago earned $204,000 in salary, out of which, he was paid $181,373, and $27,461 was deferred.

4 Mr. Gill was appointed Chief Financial Officer of the Company on September 24, 2012. Prior to joining the Company as the Chief Financial Officer of the Company, Mr. Gill served as an accounting contractor to the Company since September 15, 2011. Between January 1, 2012 and September 23, 2012, Mr. Gill earned $26,250 as an accounting contractor. Between September 24, 2012 and December 31, 2012, Mr. Gill earned $39,038 as the Chief Financial Officer of the Company. Out of the $26,250 that Mr. Gill earned as an accounting contractor, he was paid $15,000, and $11,250 was deferred. Out of the $39,038 that Mr. Gill earned as the Chief Financial Officer, he was paid $27,884, and $11,154 was deferred.

5 Mr. Matthew L. Chretien earned $195,000 in salary, out of which, he was paid $170,776, and $30,158 was deferred.

Summary Compensation Table

The following table sets forth information regarding the compensation earned by our NEOs for the year ended December 31, 2011.

FOR YEAR ENDED DECEMBER 31, 2011 EXECUTIVE COMPENSATION

The following table sets forth certain information with respect to compensation for the fiscal year ended December 31, 2011 earned by and paid to our President and Chief Executive Officer and two other most highly compensated executive officers in 2011 (collectively, the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Stock Awards[1]	Nonequity Incentive Plan Compensation[2]	Total
William J. Santiago	2011	$204,000	$12,793	$5,098	$221,891
President and Chief Executive Officer
Matthew L. Chretien	2011	195,000	0	5,934	200,934
Executive Vice President, Chief Technology Officer, Chief Financial Officer, and Treasurer
A. Michael Chretien	2011	97,500	803	0	98,303
Chairman of the Board, Vice President of Compliance and Secretary

1 Represents the aggregate grant date fair value for awards of Intellinetics stock made to the named executive officers with respect to the fiscal year indicated, computed in accordance with FASB Accounting Standards Codification Topic 718, Compensation — Stock Compensation (formerly FASB Statement 123R).

2 Represents commissions earned on gross Intellinetics software and professional services revenue received related to transactions for which the executive officer was responsible.

Employment Agreements with our Executive Officers

At the time of the Share Exchange, Intellinetics had employment agreements with its three executive officers, William J. Santiago, Matthew L. Chretien, and A. Michael Chretien. Each of these agreements is dated as of September 16, 2011. The agreements remain in effect between Intellinetics and each of the aforementioned officers following the Share Exchange. The Company does not have employment agreements with William J. Santiago, Matthew L. Chretien, and A. Michael Chretien because the Company believes the agreements between Intellinetics and each of the above named executive officers is expected to control the terms of their employment with the Company, as Intellinetics is the sole operating subsidiary of the Company. On September 24, 2012, pursuant to an Offer of Employment and Employment Agreement, the Company appointed Kendall D. Gill as the Chief Financial Officer.

Agreement with William J. Santiago

Under this agreement, Mr. Santiago agrees to serve as the President and Chief Executive Officer of Intellinetics, and to devote his full-time efforts to his employment with Intellinetics. Pursuant to the agreement, Mr. Santiago (i) receives compensation at the rate of $204,000 per year, (ii) is eligible to participate in certain employee benefit programs, including a 401(k) plan, health insurance, paid vacation, access to an exercise facility, and use of certain company-paid technology, and (iii) may become eligible, at the sole discretion of Intellinetics, for profit sharing, commissions, and bonuses. The term of the agreement is indefinite, and both parties stipulate and agree that Mr. Santiago is an “at will” employee under Ohio law, which governs the agreement. The agreement can also terminate (i) if Intellinetics discontinues the operation of its business, or (ii) at the option of Intellinetics in the event that Mr. Santiago becomes permanently disabled. Under the agreement, Mr. Santiago covenants (i) not to disclose trade secrets or proprietary information of Intellinetics, (ii) not to solicit customers, clients, or employees of Intellinetics for a period of two years after termination of the agreement, and (iii) not to compete with Intellinetics in the state of Ohio for a period of six months after termination of his employment.

Agreement with Matthew L. Chretien

Under this agreement, Mr. Chretien agrees to serve as the Executive Vice President, Chief Technology Officer, Principal Financial Officer, Principal Accounting Officer, and Treasurer of Intellinetics, and to devote his full-time efforts to his employment with Intellinetics. Pursuant to the agreement, Mr. Chretien (i) receives compensation at the rate of $195,000 per year, (ii) is eligible to participate in certain employee benefit programs, including a 401(k) plan, health insurance, paid vacation, access to an exercise facility, and use of certain company-paid technology, (iii) may become eligible, at the sole discretion of Intellinetics, for profit sharing, commissions, and bonuses, and (iv) will receive, based on his remaining employed on January 1, 2012, a deferred compensation benefit in the form of a lump sum payment of $100,828 on March 31, 2015. The term of the agreement is indefinite, and both parties stipulate and agree that Mr. Chretien is an “at will” employee under Ohio law, which governs the agreement. The agreement can also terminate (i) if Intellinetics discontinues the operation of its business, or (ii) at the option of Intellinetics in the event that Mr. Chretien becomes permanently disabled. Under the agreement, Mr. Chretien covenants (i) not to disclose trade secrets or proprietary information of Intellinetics, (ii) not to solicit customers, clients, or employees of Intellinetics for a period of two years after termination of the agreement, and (iii) not to compete with Intellinetics in the state of Ohio for a period of six months after termination of his employment. As disclosed above, on September 24, 2012, Mr. Chretien resigned from the Principal Financial Officer position with the appointment of Kendall D. Gill as the Chief Financial Officer.

Agreement with A. Michael Chretien

Under this agreement, Mr. Chretien agrees to serve as the Chairman of the Board, Vice President of Compliance, and Secretary of Intellinetics, and to devote his full-time efforts to his employment with Intellinetics. Pursuant to the agreement, Mr. Chretien (i) receives compensation at the rate of $97,500 per year, (ii) is eligible to participate in certain employee benefit programs, including a 401(k) plan, health insurance, paid vacation, access to an exercise facility, and use of certain company-paid technology, (iii) may become eligible, at the sole discretion of Intellinetics, for profit sharing, commissions, and bonuses, and (iv) will receive, based on his remaining employed on January 1, 2012, a deferred compensation benefit in the form of a lump sum payment of $114,183 on March 31, 2015. The agreement also notes that Mr. Chretien’s equity interest in Intellinetics (which has been exchanged for an equity interest in Globalwise in connection with the Share Exchange) is considered part of Mr. Chretien’s compensation. The term of the agreement is indefinite, and both parties stipulate and agree that Mr. Chretien is an “at will” employee under Ohio law, which governs the agreement. The agreement can also terminate (i) if Intellinetics discontinues the operation of its business, or (ii) at the option of Intellinetics in the event that Mr. Chretien becomes permanently disabled. Under the agreement, Mr. Chretien covenants (i) not to disclose trade secrets or proprietary information of Intellinetics, (ii) not to solicit customers, clients, or employees of Intellinetics for a period of two years after termination of the agreement, and (iii) not to compete with Intellinetics in the state of Ohio for a period of six months after termination of his employment.

Agreement with Kendall D. Gill

Under this agreement, Mr. Gill (i) receives compensation at the rate of $145,000 per year, (ii) is eligible to participate in certain employee benefit programs, including a 401(k) plan, health insurance, paid vacation, access to an exercise facility, and use of certain company-paid technology, and (iii) may become eligible, at the sole discretion of the Company, for profit sharing, and bonuses. The term of the agreement is indefinite, and both parties stipulate and agree that Mr. Gill is an “at will” employee under Ohio law, which governs the agreement. Under the agreement, Mr. Gill covenants (i) not to disclose trade secrets or proprietary information of the Company, (ii) not to solicit customers, clients, or employees of the Company for a period of two years after termination of the agreement, and (iii) not to compete with the Company in the state of Ohio for a period of six months after termination of his employment. Under the agreement, on September 24, 2012, Mr. Gill was awarded 250,000 restricted common shares of the Company, $0.001 par value, (subject to the applicable holding period restrictions under Rule 144) in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Director Compensation

Neither the directors of Globalwise nor the directors of Intellinetics received compensation for services rendered as a director during the year ended December 31, 2012 and 2011.

As of the date of this Form 10-K/A, we do not compensate our directors for their services as directors. In order to attract and retain qualified independent directors, we plan to adopt a compensation plan for non-employee directors that may include cash, as well as equity-based, compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP TABLE as of March 30, 2013

	Number of Shares
Stockholder	Beneficially Owned		Percentage of Shares Outstanding (1)
Matthew Chretien, Executive VP, Chief Technology Officer, Treasurer, and Director	9,774,300	(2)	18.54%

Michael Chretien, Chairman of the Board, VP of Compliance, Secretary	9,727,800	(3)	18.46%

William J Santiago, President, CEO, Director	3,259,650		6.62%

Kendall D Gill, CFO	250,000		*

Rye D'Orazio, Director	1,376,400		2.80%

Thomas Moss, Chief Software Engineer, Director	2,478,450		5.04%

Roy Haddix, Director(4)	1,929,658	(5)	3.74%
Officers and Directors as a Group (7 Persons)	28,796,258	(6)	51.15%

Alpharion Capital Partners	3,293,788		6.69%

* Less than 1%

(1)	Based upon 49,210,261 shares of common stock issued and outstanding.
(2)	As disclosed in Item 13 in this Amendment No. 1, under the heading “Return to Treasury of Shares and Issuance of Contingent Warrants”, Mr. Matthew Chretien returned 3,500,000 shares of Common Stock to the Company in consideration for the Company issuing to Mr. Matthew Chretien a warrant to purchase 3,500,000 shares of Common Stock at an exercise price of $0.001 per share, if the shareholders authorize an increase in the number of authorized shares. The beneficial ownership includes 3,500,000 shares of Common Stock underlying the warrant owned by Mr. Matthew Chretien.
(3)	As disclosed in Item 13 in this Amendment No. 1, under the heading “Return to Treasury of Shares and Issuance of Contingent Warrants”, Mr. Michael Chretien returned 3,500,000 shares of Common Stock to the Company in consideration for the Company issuing to Mr. Michael Chretien a warrant to purchase 3,500,000 shares of Common Stock at an exercise price of $0.001 per share, if the shareholders authorize an increase in the number of authorized shares. The beneficial ownership includes 3,500,000 shares of Common Stock underlying the warrant owned by Mr. Michael Chretien.
(4)	On April 2, 2013, Mr. Haddix resigned from the Board the Directors, for health reasons and not as a result of any disagreements with the Company.
(5)	Includes a warrant to purchase 85,714 shares of Common Stock.
(6)	Includes 7,000,000 shares of Common Stock underlying the warrant owned by Messrs. Matthew Chretien and Michael Chretien in footnotes (2) and (3) above.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

From January 17, 2012 to February 3, 2012, the Company issued a total of $130,000 in contingently convertible notes to certain of its employees and friends and family of its officers and directors (the “Friends and Family Notes”). Of the $130,000 aggregate value of contingently convertible notes issued, $50,000 of these notes were issued to relatives of the Company’s founders and officers, The proceeds were used for working capital needs and operating as a public company. The Friends and Family Notes became due and payable on June 1, 2012, however if certain conditions were met, each of the Friends and Family Notes, could be converted at the holder’s discretion, based on a conversion ratio, to newly issued shares of the Company’s common stock. The note holders notified the Company of their intention to convert in accordance with the term of the notes, however, the notes did not provide for a notice provision for the note holder to exercise the conversion feature and was ambiguous as to the issuer of the shares upon conversion. As such, effective July 20, 2012, the Company and each holder of the notes, entered into a First Amendment To Convertible Promissory Notes and all the Friends and Family Notes were converted to common shares of the Company, at the election of each note holder. Pursuant to such conversion, on July 20, 2012, the Company issued a total of 162,063 common shares, $0.001 par value, (subject to the applicable holding period restrictions under Rule 144) in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On March 29, 2012, the Company issued an unsecured note payable to Ramon Shealy ("Mr. Shealy"), a then director (who subsequently resigned for personal reasons, as disclosed above) of the Company, in the amount of $238,000, bearing interest at a rate of 10% for the term of the note (the “$238,000 Shealy Note”). All principal and interest was due and payable on June 27, 2012. On June 27, 2012, the maturity was extended to August 27, 2012. On August 27, 2012 the maturity was extended to October 25, 2012. On October 24, 2012 the maturity was extended to November 24, 2012 (see below for further extension of the $238,000 Shealy Note). On April 16, 2012, the Company issued a note payable to Mr. Shealy, in the amount of $12,000, bearing interest at a rate of 10% per quarter (the “$12,000 Shealy Note”). All principal and interest was due on July 15, 2012. On July 12, 2012 the maturity was extended to September 13, 2012. On August 27, 2012 the maturity was extended to November 12, 2012. On November 11, 2012 the maturity was extended to November 24, 2012. On November 24, 2012 the $238,000 Shealy Note and the $12,000 Shealy Note were combined into a $250,000 promissory note, under the same terms, with a maturity date of January 1, 2014.

On June 20, 2012, the Company issued an unsecured promissory note payable to a relative of Mr. A. Michael Chretien and Mr. Matthew L. Chretien, in the amount of $14,000, due July 1, 2014 and bearing interest at 5% per annum, with the principal and interest to be paid on maturity (the “$14,000 Jackie Chretien Note”). On March 5, 2013, the Company paid off in full, all principal of the $14,000 Jackie Chretien Note, plus all accrued interest through December 31, 2012, in the amount of $493. Additionally on March 5, 2013, the Company paid accrued interest in the amount of $9,014 to Jackie Chretien relating to an $80,000 promissory note issued by the Company to Jackie Chretien on March 2, 2009.

On July 16, 2012, the Company issued an unsecured note payable to a shareholder, Mr. Haddix (who on December 13, 2012 became a member of the Board of Directors of the Company, and subsequently resigned from the Board on April 2, 2013 for health reasons, as disclosed above), in the amount of $95,000, due 45 days from the date of issuance and bearing interest at a rate of 10% per annum, with the principal and interest to be paid on maturity (the “$95,000 Haddix Note”). On August 29, 2012 the maturity was extended to November 16, 2012. On November 16, 2012, the maturity was extended to December 16, 2012. On December 14, 2012 the maturity was extended to January 15, 2013. All other provisions of the promissory note were unchanged. On January 14, 2013, Globalwise entered into a satisfaction of note agreement with Mr. Haddix whereby Mr. Haddix surrendered the $95,000 Haddix Note and accrued interest in the amount of $4,659 (for a total of $99,659) to Globalwise and discharged the principal and accrued interest in the amount of $99,659 in consideration for Globalwise issuing to Mr. Haddix a convertible promissory note in the amount of $99,659 due February 15, 2013 at an interest rate of 10%. On January 14, 2013, Mr. Haddix exercised his conversion rights under the convertible promissory note and surrendered the convertible promissory note to Globalwise and Globalwise issued to Mr. Haddix 311,434 restricted common shares, $0.001 par value, at $0.32 per share (based on the closing price on the immediately preceding business day) (subject to the applicable holding period restrictions under Rule 144) in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC.

On July 20, 2012, the Company issued an unsecured note payable to the Mr. Haddix in the amount of $25,000, due 45 days from the date of the issuance and bearing interest at a rate of 10% per annum, with the principal and interest to be paid on maturity. On August 29, 2012 the maturity was extended to November 16, 2012. On November 16, 2012 the maturity for the note was extended to December 14, 2012. On December 14, 2012 the maturity for the note was extended to January 15, 2013. On December 31, 2012, Globalwise entered into a satisfaction of note agreement with Mr. Haddix whereby Mr. Haddix surrendered a note between Mr. Haddix and Globalwise with an outstanding amount of $25,000 and accrued interest in the amount of $1,103 (for a total of $26,103) to Globalwise and discharged the principal and accrued interest in the amount of $26,103 in consideration for Globalwise issuing to Mr. Haddix a convertible promissory note in the amount of $26,103 due January 15, 2013 at an interest rate of 10%. On December 31, 2012, Mr. Haddix exercised his conversion rights under the convertible promissory note and surrendered the convertible promissory note to Globalwise and Globalwise issued to Mr. Haddix 87,009 restricted common shares, $0.001 par value, at $0.30 per share (based on the closing price on the immediately preceding business day) (subject to the applicable holding period restrictions under Rule 144) in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC.

On November 26, 2012, Mr. Haddix, invested $60,000 in the Company and the Company issued to Mr. Haddix 240,000 restricted common shares of the Company, $0.001 par value, based on the closing price on November 26, 2012 of $0.25 per shares (subject to the applicable holding period restrictions under Rule 144) and three year warrants to purchase 85,714 common shares of the Company, $0.001 par value at $0.70 per common share (if applicable, subject to applicable holding period restrictions under Rule 144) in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On February 22, 2001, Intellinetics, issued an unsecured promissory note to Dr. Love, a relative of Matthew L. Chretien, in the amount of $199,537, bearing interest at a rate of 8.65% per annum (the “$199,537 Dr. Love Note”). From time to time, the Company has paid $42,245 on the principal amount of the $199,537 Dr. Love Note. The Company owed the relative $157,292 of the principal amount in addition to $130,279 of accrued interest, for an aggregate total of $287,571 (principal and interest). On December 31, 2012, Intellinetics assigned the aggregate amount of $287,571 (principal and accrued interest) of the $199,537 Dr. Love Note between Intellinetics and Dr. Love to Globalwise and Globalwise assumed such assignment. On December 31, 2012, Globalwise entered into a satisfaction of note agreement with Dr. Love whereby Dr. Love surrendered a note with an outstanding amount of $157,292 and accrued interest in the amount of $130,279 (for an aggregate total of $287,571) to Globalwise and discharged the principal and accrued interest in the amount of $287,571 in consideration for Globalwise issuing to Dr. Love a convertible promissory note in the amount of $287,571 due January 1, 2014 at an interest rate of 8.65%. On December 31, 2012, Dr. Love exercised his conversion rights under the convertible promissory note and surrendered the convertible promissory note to Globalwise and Globalwise issued to Dr. Love 958,570 restricted common shares, $0.001 par value, at $0.30 per share (based on the closing price on the immediately preceding business day) (subject to the applicable holding period restrictions under Rule 144) in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC.

Return to Treasury of Shares and Issuance of Contingent Warrants

On February 15, 2013, the Company and A. Michael Chretien entered into a return to treasury agreement dated February 15, 2013, whereby A. Michael Chretien returned 3,500,000 shares of common stock of the Company, par value $0.001 per share (“Common Stock”) to the Company. As consideration for A. Michael Chretien returning to treasury 3,500,000 shares of Common Stock he owns, the Company issued one four-year warrant to A. Michael Chretien with a right to purchase 3,500,000 shares of Common Stock at $0.001 per share within four-years of the shareholders of the Company increasing the number of authorized shares of Common Stock of the Company (the “A. Michael Chretien Warrant”), with piggyback registration rights. The A. Michael Chretien Warrant has a right of first refusal for A. Michael Chretien to exercise up to 3,500,000 shares prior to the Company issuing shares of Common Stock in any transaction. The Company issued the A. Michael Chretien Warrant in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC.

On February 15, 2013, the Company and Matthew Chretien entered into a return to treasury agreement dated February 15, 2013, whereby Matthew Chretien returned 3,500,000 shares of common stock of the Company, par value $0.001 per share (“Common Stock”) to the Company. As consideration for Matthew Chretien returning to treasury 3,500,000 shares of Common Stock he owns, the Company issued one four-year warrant to Matthew Chretien with a right to purchase 3,500,000 shares of Common Stock at $0.001 per share within four-years of the shareholders of the Company increasing the number of authorized shares of Common Stock of the Company (the “Matthew Chretien Warrant”), with piggyback registration rights. The Matthew Chretien Warrant has a right of first refusal to exercise up to 3,500,000 shares prior to the Company issuing shares of Common Stock in any transaction, other than pursuant to the A. Michael Chretien Warrant. The Company issued the Matthew Chretien Warrant in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC.

Notes payable due to related parties consist of the following:	December 31, 2012	December 31, 2011
The $199,537 Dr. Love Note	$-	$157,292
The $95,000 Haddix Note	95,000	-
Notes payable, bearing interest at 5.00% per annum. Principal and unpaid interest are due on January 1, 2014**	105,415	105,415
The $14,000 Jackie Chretien Note*	14,000	-
The $250,000 Shealy Note	250,000	-
Total notes payable - related party	464,415	262,707
Less current portion	(95,000)	-
Long-term portion of notes payable-related party	369,415	262,707

*On March 5, 2013, the Company paid off in full, all principal of the $14,000 Jackie Chretien Note, plus all accrued interest through December 31, 2012, in the amount of $493.

**On March 5, 2013, the Company paid accrued interest in the amount of $9,014 to Jackie Chretien relating to an $80,000 promissory note issued by the Company to Jackie Chretien on March 2, 2009.

Involvement in Certain Legal Proceedings

To our knowledge, other than as disclosed in the immediately following sentence, there have been no events under any bankruptcy act, no criminal proceedings and no federal or state judicial or administrative orders, judgments or decrees or findings, no violations of any federal or state securities law, and no violations of any federal commodities law material to the evaluation of the ability and integrity of any our directors or executive officers during the past ten years. In 2008, Mr. Santiago, when he was President & CEO of The American Fight League, filed chapter 7 business bankruptcy for The American Fight League, which was discharged in 2010.

Indemnification of Officers and Directors

The Nevada General Corporation Law and our bylaws provide for the indemnification of directors, officers and certain other persons in the circumstances outlined below.

Actions other than by the Company

The Company may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, except an action by or in the right of the Company, by reason of the fact that such person is or was a director, officer, employee or agent of the Company, or is or was serving at the request of the Company as a director, officer, employee or agent of another corporation or other entity, against expenses, including attorneys’ fees, judgments, fines and amounts paid in settlement, actually and reasonably incurred by such person in connection with the action, suit or proceeding if (i) such person is not liable for a breach of fiduciary duty involving intentional misconduct, fraud or a knowing violation of the law, or (ii) such person acted in good faith and in a manner which such person reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe that his or her conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, does not, of itself, create a presumption that the person (i) was liable for a breach of fiduciary duty involving intentional misconduct, fraud or a knowing violation of the law, or (ii) did not act in good faith and in a manner which such person reasonably believed to be in or not opposed to the best interests of the Company, and that, with respect to any criminal action or proceeding, such person had reasonable cause to believe that his or her conduct was unlawful.

Actions by the Company

The Company may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the Company to procure a judgment in its favor by reason of the fact that such person is or was a director, officer, employee or agent of the Company, or is or was serving at the request of the Company as a director, officer, employee or agent of another corporation or other entity, against expenses, including amounts paid in settlement and attorneys’ fees actually and reasonably incurred by such person in connection with the defense or settlement of the action or suit if (i) such person is not liable for a breach of fiduciary duty involving intentional misconduct, fraud or a knowing violation of the law, or (ii) such person acted in good faith and in a manner which such person reasonably believed to be in or not opposed to the best interests of the Company. Indemnification may not be made for any claim, issue or matter as to which such person has been adjudged by a court of competent jurisdiction to be liable to the Company or for amounts paid in settlement to the Company, unless and only to the extent that the court in which the action or suit was brought or other court of competent jurisdiction determines upon application that in view of all the circumstances of the case, the person is fairly and reasonably entitled to indemnity for such expenses as the court deems proper.

Successful Defense

To the extent that a director, officer, employee or agent of the Company has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to above, or in defense of any claim, issue or matter therein, he or she must be indemnified by the Company against expenses, including attorneys’ fees, actually and reasonably incurred by such person in connection with the defense.

Required Approval

Any discretionary indemnification, unless ordered by a court, must be made by the Company only as authorized in the specific case upon a determination that indemnification of a director, officer, employee or agent is proper in the circumstances. The determination must be made by (i) the stockholders, (ii) by the board of directors by a majority vote of a quorum consisting of directors who were not parties to the action, suit or proceeding, (iii) if a majority of a quorum consisting of directors who were not parties to the action, suit or proceeding so orders, by independent legal counsel in a written opinion, or (iv) if a quorum consisting of directors who were not parties to the action, suit or proceeding cannot be obtained, by independent legal counsel in a written opinion.

Advance of Expenses

The articles of incorporation, the bylaws, or an agreement made by the Company may provide that the expenses of officers and directors incurred in defending a civil or criminal action, suit or proceeding must be paid by the Company as they are incurred and in advance of the final disposition of the action, suit or proceeding, upon receipt of an undertaking by or on behalf of the officer or director to repay the amount if it is ultimately determined by a court of competent jurisdiction that he or she is not entitled to be indemnified by the Company.

Other Rights

The indemnification provisions above and the advancement of expenses (i) do not exclude any other rights to which a person seeking indemnification or advancement of expenses may be entitled for either an action in his or her official capacity or an action in another capacity while holding office, except that indemnification, unless ordered by a court or for the advancement of expenses, may not be made to or on behalf of any director or officer if a final adjudication establishes that his or her acts or omissions involved intentional misconduct, fraud or a knowing violation of the law and were material to the cause of the action, and (ii) continue for a person who has ceased to be a director, officer, employee or agent and inures to the benefit of the heirs, executors and administrators of such person.

Globalwise has obtained liability insurance for its directors and officers covering, subject to exceptions, any actual or alleged negligent act, error, omission, misstatement, misleading statement, neglect or breach of duty by such directors or officers, individually or collectively, in the discharge of their duties in their capacities as directors and officers of the Company.

ITEM 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accountants

On September 4, 2012, the Audit Committee of the Board of Directors of the Company dismissed Marcum LLP (“Marcum”) as its independent registered public accounting firm, effective as of September 4, 2012. Marcum served as the Company’s independent registered accounting firm from February 10, 2012 to September 4, 2012.

As previously disclosed, prior to February 10, 2012, Globalwise was a non-operating public shell company. On February 10, 2012, Globalwise entered into a Securities Exchange Agreement by and between itself and Intellinetics, Inc., and all of the former shareholders of Intellinetics transferred to Globalwise all of their shares of Intellinetics in exchange for shares of common stock (the “Share Exchange”) of Globalwise. As a result of the Share Exchange, Intellinetics became a wholly-owned subsidiary of Globalwise. The Share Exchange was accounted for as a reverse merger and recapitalization of Intellinetics.

On March 30, 2012, the Company filed a Current Report on Form 8-K/A (the “Form 8-K/A filed on March 30, 2012”) with the Securities and Exchange Commission (the “Commission”) for the purpose of updating financial statements that were filed as exhibits to the Current Report on Form 8-K of the Company filed with the Commission on February 13, 2012 (the “Original Filing”). The Original Filing included audited financial statements of Intellinetics, a business acquired by the Company, for the fiscal years ended December 31, 2010 and 2009, and unaudited financial statements of Intellinetics for the nine month periods ended September 30, 2011 and 2010. The Form 8-K/A filed on March 30, 2012 included audited financial statements of Intellinetics for the fiscal years ended December 31, 2011 and 2010. The audited financial statements of Intellinetics for fiscal years ended December 31, 2011 and 2010 were audited by Marcum.

On September 4, 2012, the Audit Committee of the Board of Directors of the Company approved the appointment of GBQ Partners, LLC (“GBQ”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2012. GBQ is an independent member of the BDO Seidman Alliance. BDO Seidman is one of the largest accounting and consulting organizations in the world.

The following table presents fees for professional services provided by each of Marcum and GBQ for the audit of and other services rendered to us during the fiscal years ended December 31, 2012 and 2011.

	2012	2011

Marcum LLP

Audit	$40,000	$117,000

Audit-Related Fees	$21,500	—

Tax Fees	—	—

All Other Fees	—	—

GBQ Partners LLC

Audit	$44,861	—

Audit-Related Fees	—	—

All Other Fees	—	—

Total Fees	$106,361	$117,000

Audit Fees

This category includes fees associated with our annual audit and the reviews of our quarterly reports on Form 10-Q. This category also includes fees associated with advice on audit and accounting matters that arose during, or as a result of, the audit or the review of our interim financial statements, statutory audits, and the assistance with the review of our Original Filing and Form 8-K/A filed on March 30, 2012.

Audit-Related Fees

This category includes fees associated with employee benefit plan audits, internal control reviews, accounting consultations, and attestation services that are not required by statute or regulation.

Tax Fees

We did not engage Marcum or GBQ Partners for tax planning for merger and acquisition activities, tax consultations, the review of income tax returns and assistance with state tax examinations.

All Other Fees

We did not engage Marcum or GBQ, to provide any information technology services or any other services during the fiscal years ended December 31, 2012 and 2011.

Pre-Approval Policies and Procedures

Our Audit Committee specifically approved the audit and audit-related services performed by Marcum and GBQ for the periods ended December 31, 2012 and 2011, when applicable.

For the fiscal year ending December 31, 2013, our Audit Committee will pre-approve audit-related and non-audit related services not prohibited by law to be performed by our independent registered public accountants and associated fees. Audit Committee pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by the Audit Committee regarding the Company’s engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service provided and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to the Company’s management. The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant pre-approvals, provided such approvals are presented to the Audit Committee at a subsequent meeting. If the Audit Committee elects to establish pre-approval policies and procedures regarding non-audit services, the Audit Committee must be informed of each non-audit service provided by the independent auditor. Audit Committee pre-approval of non-audit services (other than review and attestation services) also will not be required if such services fall within available exceptions established by the SEC.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

Exhibit Number Description

4.20.2	The Promissory Notes Combined Fourth Extension Agreement” by and among Globalwise Investments, Inc., and Ramon Shealy dated November 24, 2012
31.1	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2013.

Globalwise Investments, Inc.

By:	/s/ William J. Santiago
William J. Santiago President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 30, 2013.

Name	Title

/s/ William J. Santiago	President, Chief Executive Officer and Director
William J. Santiago

/s/ Matthew L. Chretien	Executive Vice President, Chief Technology Officer, Treasurer, and Director
Matthew L. Chretien

/s/ Kendall D. Gill	Chief Financial Officer
Kendall D. Gill

/s/ A. Michael Chretien	Director, Chairman of the Board, Vice President of Compliance, and Secretary
A. Michael Chretien

/s/ Rye D’Orazio	Director
Rye D’Orazio

/s/ Thomas D. Moss	Chief Software Engineer, and Director
Thomas D. Moss

