Form 10-Q
period 2013-03-31
GLOBALWISE INVESTMENTS INC
filed 2013-05-15
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

As of May 13, 2013, there were 47,362,047 shares of the issuer’s common stock outstanding.

GLOBALWISE INVESTMENTS, INC.

Form 10-Q
March 31, 2013

GLOBALWISE INVESTMENTS, INC. and SUBSIDIARY

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2013	2012

ASSETS

Current assets:
Cash	$1,363,552	$46,236
Accounts receivable, net	428,155	332,413
Prepaid expenses and other current assets	55,448	40,026
Total current assets	1,847,155	418,675

Property and equipment, net	56,393	58,129
Other assets	35,160	37,239

Total assets	$1,938,708	$514,043

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$501,863	$1,143,265
Derivative Liability	-	15,470
Deferred compensation	104,151	-
Deferred revenues	539,563	571,268
Convertible note payable, net of discount	-	107,518
Notes payable - current	186,076	563,009
Notes payable - related party - current	255,415	95,000
Other short-term liabilities - related parties	54,927	-
Total current liabilities	1,641,995	2,495,530

Long-term liabilities:
Deferred compensation	215,012	309,740
Notes payable - net of current portion	1,402,922	1,509,265
Notes payable - related party - net of current portion	-	369,415
Deferred interest expense	52,065	41,440
Other long-term liabilities - related parties	-	72,033

Total long-term liabilities	1,669,999	2,301,893

Total liabilities	3,311,994	4,797,423

Stockholders' deficit:
Common stock, $0.001 par value, 50,000,000 shares authorized; 47,362,047 and 36,490,345 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	54,363	36,492
Additional paid-in capital (deficit)	4,912,814	1,348,794
Accumulated deficit	(6,340,463)	(5,668,666)
Total stockholders' deficit	(1,373,286)	(4,283,380)
Total liabilities and stockholders' deficit	$1,938,708	$514,043

See Notes to these condensed consolidated financial statements

GLOBALWISE INVESTMENTS, INC. and SUBSIDIARY

Condensed Consolidated Statement of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Revenues:
Sale of software licenses without professional services	$8,660	$21,739
Sale of software licenses with professional services	-	19,992
Software as a service	34,790	29,041
Software maintenance services	223,464	177,451
Consulting services	87,957	112,105

Total revenues	354,871	360,328

Cost of revenues:
Sale of software licenses without professional services	6,369	17,205
Sale of software licenses with professional services	114,936	153,626
Software as a service	6,909	6,530
Software maintenance services	27,950	24,880
Consulting services	23,320	101,706

Total cost of revenues	179,484	303,947

Gross profit	175,387	56,381

Operating expenses:
General and administrative	568,148	820,220
Sales and marketing	227,783	321,895
Depreciation	5,344	6,790

Total operating expenses	801,275	1,148,905

Loss from operations	(625,888)	(1,092,524)

Other income (expenses)
Derivative gain	15,470	-
Interest expense, net	(61,379)	(55,349)

Total operating expenses	(45,909)	(55,349)

Net loss	$(671,797)	$(1,147,873)

Basic and diluted net loss per share	$(0.02)	$(0.04)

Weighted average number of common shares outstanding - basic and diluted	39,620,613	30,588,213

See Notes to these condensed consolidated financial statements

GLOBALWISE INVESTMENTS, INC. and SUBSIDIARY

Condensed Consolidated Statement of Stockholders' Deficit

For the Three Months Ended March 31, 2013

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated
	Shares	Amount	(Deficit)	Deficit	Total

Balance, December 31, 2012	36,490,345	$36,492	$1,348,794	$(5,668,666)	$(4,283,380)

Convertible Securities Exercised	1,998,369	1,998	586,872	-	588,870

Shares issued for accounts payable and accrued liabilities	873,333	873	261,127	-	262,000

Share Return	(7,000,000)	-	-	-	-

Private Placement of Stock	15,000,000	15,000	2,716,021	-	2,731,021

Net loss	-	-	-	(671,797)	(671,797)

Balance, March 31, 2013	47,362,047	$54,363	$4,912,814	$(6,340,463)	$(1,373,286)

See Notes to these condensed consolidated financial statements

GLOBALWISE INVESTMENTS, INC. and SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(671,797)	$(1,147,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,344	6,790
Bad debt expense	6,575	-
Amortization of deferred financing costs	2,079	2,502
Amortization of beneficial conversion option	2,387	-
Amortization of original issue discount	1,206	-
Gain on derivative	(15,470)	-
Changes in operating assets and liabilities:
Accounts receivable	(102,317)	225,754
Prepaid expenses and other current assets	(15,423)	(27,907)
Accounts payable and accrued expenses	(359,691)	387,410
Other liabilities - related parties	(12,447)	5,587
Deferred interest expense	10,625	8,751
Deferred revenues	(31,705)	(79,082)
Deferred compensation	9,423	-
Total adjustments	(499,414)	529,805
Net cash used in operating activities	(1,171,211)	(618,068)

Cash flows from investing activities:
Repayment of equity receivable	-	5,600
Purchases of property and equipment	(3,608)	(44,582)
Net cash used in investing activities	(3,608)	(38,982)

Cash flows from financing activities:
Proceeds from notes payable	-	674,556
Proceeds from notes payable - related parties	-	50,000
Repayment of notes payable	(124,886)	(67,267)
Repayment of notes payable - related parties	(114,000)	-
Sale of Common Stock	2,731,021	-
Net cash provided by financing activities	2,492,135	657,289

Net increase (decrease) in cash	1,317,316	239
Cash - beginning of period	46,236	140,271
Cash - end of period	$1,363,552	$140,510

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$73,370	$21,863
Supplemental disclosure of non-cash financing activities:
Accounts payable and accrued interest converted to equity	$286,370	$-
Notes payable converted to equity	469,500	-
Notes payable - related party converted to equity	95,000	-
Total non-cash financing activities	$850,870	$-

See Notes to these condensed consolidated financial statements

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8.03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation of the consolidated financial position of the Company as of quarter ended March 31, 2013 and the consolidated results of its operations and cash flows for the three months ended March 31, 2013 and March 31, 2012, have been included. The Company has evaluated subsequent events through the issuance of this Form 10-Q. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other interim or future period. Accordingly, the condensed consolidated financial statements included in this Form 10-Q for the quarter ended March 31, 2013 (this “Form 10-Q”) should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “2012 Form 10-K”) filed with the Securities and Exchange Commission on April 1, 2013, and the notes to the audited consolidated financial statements contained in our Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission on April 30, 2013.

3. Liquidity and Management’s Plans

Through March 31, 2013, the Company has incurred an accumulated deficit since inception of $6,340,463. At March 31, 2013, the Company had a cash balance of $1,363,552, primarily as a result of the private placement discussed in detail elsewhere in this Form 10-Q.

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

On the Closing Date, the Company consummated its merger and on that date, its shares began trading on the Over-the-Counter Quote Board under the symbol “GWIV”. The Company intends to deploy capital to expand its sales and marketing capabilities, develop ancillary software products, enhance its internal infrastructure, support the accounting, auditing and legal costs of operating as a public company, and provide working capital.

The Company expects that through the next 10 to 16 months, the capital requirements to fund the Company’s growth and to cover the operating costs as a public company will consume substantially all of the cash flows that it intends to generate from its operations, as well as the funds raised in the private placement discussed elsewhere in this Form 10-Q, in addition to the proceeds of any issuances of debt and equity securities, if consummated. The Company further believes that during this period, while the Company is focusing on the growth and expansion of its business, the gross profit that it expects to generate from operations will not generate sufficient funds to cover these anticipated operating costs. Accordingly, the Company expects to use proceeds from the private placement to sustain operations and to follow through on the execution of its business plan. There is no assurance that the Company’s plans as discussed above will materialize and/or that the Company will have sufficient funds to fund the Company’s operations. Given these conditions, the Company’s ability to continue as a going concern is contingent upon successfully managing its cash requirements. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrants into established markets, the competitive environment in which the Company operates and its cash requirements. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Since inception, the Company’s operations have primarily been funded through a combination of operating margins, state business development loans, bank loans, loans from friends and family, and the sale of securities. Although management believes that the Company has access to capital resources, there are currently no commitments in place for new financing at this time, and there is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all.

During the three months ended March 31, 2013, the Company raised $2,731,021 in net new funds through the issuance of the Company’s common stock to certain accredited investors through a private placement. The Company used portions of the net proceeds from the private placement of securities for working capital and general corporate purposes, including without limitation, debt reduction purposes.

The Company expects to use the remaining funds raised through the private placement to fund the Company’s operations, including the costs that it expects to incur as a public company, and to fund the Company’s plans to increase staff and operations to complete the build-out of its expanded reseller network which the Company believes will enable it to expand into additional markets and deepen its penetration of existing markets. The current level of cash and operating margins may not be enough to cover the existing fixed and variable obligations of the Company, so increased revenue performance and the addition of capital, as needed are critical to the Company’s success.

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

The Share Exchange was accounted for as a “reverse merger”. Furthermore, the Share Exchange was deemed to be a recapitalization of Intellinetics, and as such, all capital accounts have been restated as if the Share Exchange had occurred prior to the earliest period presented. Intellinetics was deemed to be the acquirer in the Share Exchange for accounting purposes. Consequently, the assets and liabilities and the historical operations of the Company that are reflected in the financial statements prior to the Share Exchange are those of Intellinetics, and the condensed consolidated financial statements of the Company after completion of the Share Exchange include the assets and liabilities of Intellinetics, historical operations of Intellinetics and operations of Intellinetics from the Closing Date of the Share Exchange.

5. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, amounts of revenue and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from estimated amounts. Significant estimates and assumptions include reserves related to receivables, the recoverability of long-term assets, depreciable lives of property and equipment, deferred taxes and related valuation allowances. The Company’s management monitors these risks and assesses its business and financial risks on a quarterly basis.

Concentrations of Credit Risk

The Company maintains its cash with high credit quality financial institutions. At times, the Company’s cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit.

The number of customers that comprise the Company’s customer base, along with the different industries, governmental entities and geographic regions, in which the Company’s customers operate, limits concentrations of credit risk with respect to accounts receivable. The Company does not generally require collateral or other security to support customer receivables; however, the Company may require its customers to provide retainers, up-front deposits or irrevocable letters-of-credit when considered necessary to mitigate credit risk. The Company has established an allowance for doubtful accounts based upon facts surrounding the credit risk of specific customers and past collections history. Credit losses have been within management’s expectations. At March 31, 2013 and December 31, 2012, the Company's allowance for doubtful accounts was $12,796 and $6,221, respectively.

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

The Company accounts for stock-based payments to non-employees in accordance with ASC 718 and AC 505-50, “Equity-Based Payments to Non-Employees,” which requires that such equity instruments are recorded at their fair value on the measurement date, with the measurement of such compensation being subject to periodic adjustment as the underlying equity instruments vest.

Both employee and non-employee grants of stock are fully vested at their respective date of grants. For the three months ended March 31, 2013 and 2012, there was no share-based compensation.

Software Development Costs

Software development costs incurred for software to be sold or otherwise marketed prior to the establishment of technological feasibility are expensed as incurred. The Company defines establishment of technological feasibility as the completion of a working model. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the product are capitalized, if material. To date, all software development costs for software to be sold or otherwise marketed have been expensed as incurred. In accordance with ASC 350-40, the Company capitalizes purchase and implementation costs of internal use software. No such costs were capitalized during the periods presented.

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

b) Sale of Software Licenses with Professional Services

In connection with the sale of software with professional services, the Company provides the customer with a solution that is customized or configured to fit the customer’s particular needs and/or our professional services are essential to the functionality of the software. In these arrangements, the software license and professional services do not qualify for separate accounting. Accordingly, we record the revenues of these sales as prescribed by ASC 985-605, in accordance with the contract accounting guidelines in ASC 605-35, “Revenue Recognition: Construction-Type and Production-Type Contracts”, after evaluating for separation of any non-ASC 605-35 elements in accordance with the provisions of ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements,” as updated.The accounting guidelines require that the software license revenue to be recognized together with the professional services based on contract accounting using either the percentage-of-completion or completed-contract method. The Company recognizes revenues for these contracts under the completed contract method, as we believe it is the appropriate method through March 31, 2013.

The fair value of any undelivered elements in multiple-element arrangements in connection with the sales of software licenses with professional services are deferred based upon VSOE.

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

h) Reseller agreements

The Company executes certain sales contracts through resellers and distributors (collectively, “Resellers”). The Company recognizes revenues relating to sales through Resellers when all the recognition criteria have been met—in other words, persuasive evidence of an arrangement exists, delivery has occurred the fee is fixed and determinable, and collectability is probable. In addition, the Company assesses the credit-worthiness of each Reseller, and if the Reseller is undercapitalized or in financial difficulty, any revenues expected to emanate from such Resellers are deferred and recognized only when cash is received and all other revenue recognition criteria are met.

Advertising

The Company expenses the cost of advertising as incurred. Advertising expense for the three months ended March 31, 2013 and 2012 amounted to approximately $3,374 and $29,410, respectively.

6. Property and Equipment

Property and equipment are comprised of the following:

	March 31,	December 31,
	2013	2012
Computer hardware and purchased software	$283,954	$281,846
Leasehold improvements	221,666	220,166
Furniture and fixtures	88,322	88,322
	593,942	590,334
Less: accumulated depreciation and amortization	(537,549)	(532,205)
Property and equipment, net	$56,393	$58,129

Total depreciation expense on the Company’s property and equipment for the three months ended March 31, 2013 and 2012 amounted to $5,344 and $6,790, respectively.

7. Notes Payable

On March 24, 2004, the Company's sole operating subsidiary, Intellinetics, issued a note payable to a bank in the amount of $201,024, bearing a current interest rate of 6.25% per annum (the “Bank Loan”). Monthly principal and interest payments are $3,826 each with the final payment due on April 30, 2014. The note is secured by the personal guarantees of the Company’s founders, as well as a director. The guarantee by the director is secured by the pledge of the directors’ certificate of deposit in the amount of $200,000. In addition, the note is secured by a senior secured interest on all business assets of Intellinetics. The obligation is subject to certain covenants, which require that Intellinetics maintain continuity of operations and which include limitations regarding Intellinetics’ indebtedness. In addition, the bank is a party to an intercreditor agreement involving Authority Loan No. 1 and Authority Loan No. 2 (together, the “Authority Loans”), as discussed and defined below, which provides for cross notifications between the lenders.

On July 17, 2009, the Company's sole operating subsidiary, Intellinetics, issued a note payable to the Ohio State Development Authority in the amount of $1,012,500, with a maturity date of September 1, 2015, bearing interest at a rate of 6.00% per annum (“Authority Loan No. 1”). Pursuant to the terms of the loan, Intellinetics was required to pay only interest through September 30, 2010 and then monthly principal and interest payments of $23,779 through September 30, 2015. The note is secured by a senior secured interest on all business assets financed with loan proceeds, as well as a second secured interest in all business assets. Upon maturity, by acceleration or otherwise, Intellinetics shall pay a loan participation fee of $101,250, which is accounted for as a loan premium, accreted monthly, utilizing the interest method, over the term of the loan. Effective December 31, 2012, Intellinetics and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule relating to Authority Loan No. 1 deferring principal and interest payments for a six month period from December 1, 2012 to May 1, 2013, with the next principal and interest payment due on June 1, 2013. Effective March 12, 2013, Intellinetics and the Ohio State Development Authority entered into another Notice and Acknowledgement of Modification to Payment Schedule relating to Authority Loan No. 1, deferring principal and interest payment until December 31, 2013, with the next principal and interest payment due on January 1, 2014. As of March 31, 2013, the principal amount outstanding under Authority Loan No. 1 was $741,787.

On June 3, 2011, the Company's sole operating subsidiary, Intellinetics, issued a note payable to the Ohio State Development Authority in the amount of $750,000, with a maturity date of August 1, 2018, bearing interest at a rate of 1% per annum for the first 12 months, then interest at rate of 7% per annum for the second 12 months (“Authority Loan No. 2”). Pursuant to the terms of the loan, Intellinetics is not obligated to remit payments of principal until the beginning of the third year of the loan, September 1, 2013. The monthly principal and interest payments, beginning on the third anniversary of the loan origination, are $14,850 and are payable on a monthly basis through July 13, 2017. The note is secured by a senior secured interest on all business assets financed with loan proceeds, as well as a second secured interest in all business assets. Upon maturity, by acceleration or otherwise, Intellinetics shall pay a loan participation fee of $75,000, which is accounted for as a loan premium, accreted monthly utilizing the interest method, over the term of the loan. The interest rate of 1% during the first 12 months of this loan was considered to be below market for that period. The Company further determined that over the life of the loan, the effective interest rate was 5.6% per annum. Accordingly, during the first 12 months of the loan, the Company recorded interest expense at the 5.6% rate per annum. The difference between the interest expense accrual at 5.6% and the stated rate of 1% over the first 12 months is credited to deferred interest. The deferred interest amount that is accumulated over the first 12 months of the loan term will be amortized as a reduction to interest expense over the remaining term of the loan. At March 31, 2013 and December 31, 2012, deferred interest of $52,065 and $41,440, respectively, was reflected within long-term liabilities on the accompanying condensed consolidated balance sheets. Effective December 31, 2012, Intellinetics and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule relating to Authority Loan No. 2 deferring the interest payment for a six month period from December 1, 2012 to May 1, 2013, with the next interest payment due on June 1, 2013. Effective March 12, 2013, Intellinetics and the Ohio State Development Authority entered into another Notice and Acknowledgement of Modification to Payment Schedule, deferring principal and interest payment until December 31, 2013, with the next principal and interest payment due on January 1, 2014. As of March 31, 2013, the principal amount outstanding under Authority Loan No. 2 was $750,000.

The Authority Loans were granted to Intellinetics in connection with the State of Ohio’s economic development programs. The proceeds from these loans were used by Intellinetics to support its efforts in developing software solutions for its customers.

These Authority Loans are subject to certain covenants and reporting requirements. Intellinetics is required to provide quarterly financial information and certain management certifications. Intellinetics is further required to maintain its principal office in the State of Ohio and within three years of the respective loan origination dates of each of the Authority Loans, to have created and/or retained an aggregate of 25 full time jobs in the State of Ohio. Should Intellinetics not have attained these employment levels by the respective dates, then the interest rates on the Authority Loans shall increase to 10% per annum. The Authority Loans are the subject of an intercreditor agreement involving the Bank Loan, which provides for cross notifications between the lenders in an event of a default.

On June 6, 2012, the Company issued a note to an individual for $50,000, bearing interest at 10.0% per annum. All principal and interest is due June 1, 2013.

On August 7, 2012, (the “Effective Date”), the Company issued a $400,000 Promissory Note (the “$400,000 Note”) to a Lender. The Principal Sum due to the Lender shall be prorated based on the consideration actually funded by the Lender, plus an approximate 10% Original Issue Discount (“OID”) that is prorated based on the consideration actually funded by the Lender as well as any other interest or fees, such that the Company is only required to repay the amount funded and the Company is not required to repay any unfunded portion of the $400,000 Note. The $400,000 Note has a maturity date of twelve (12) months from the Effective Date and accrues interest at zero percent. If the $400,000 Note remains outstanding after 90 days, a one-time 5% interest rate will be applied. In addition, the Lender has the right, at any time 90 days after the Effective Date, at its election, to convert all or part of the outstanding and unpaid Principal Sum and accrued interest into shares of fully paid and non-assessable shares of common stock of the Company. The Conversion Price is the lesser of $1.50 or 70% of the lowest trade price in the 25 trading days previous to the conversion. The common shares issuable upon conversion of the $400,000 Note have “piggyback” registration rights and must be included in the next registration statement the Company files with the “Securities and Exchange Commission. In the event of default under the $400,000 Note, default interest will accrue at a rate of 18% and the Company will be assessed a significant default penalty. The initial consideration received on August 8, 2012 was $100,000, and the Company has not received any further consideration to date from the Lender. On November 8, 2012, the Company and the Lender entered into an amendment to the $400,000 Note extending the repayment date to 180 days from August 8, 2012 for a fee of 15% added to the $400,000 Note, If the Company repays the $400,000 Note on or before 180 days from August 8, 2012, an additional prepayment fee of 15% shall be added to the outstanding balance of the $400,000 Note such that the total balance due to the Lender would be $154,292. The Company has computed the present value of the amount funded at $109,905 as of December 31, 2012 as a result of its non-interest bearing terms. Additionally, the Company recorded a discount in the amount of $23,252 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the interest method of accretion over the expected term of the note. Further, the Company has recognized a derivative liability resulting from the variable change in conversion rate in relation to the change in market price of the Company’s common stock. The Company recognized a loss on derivative during 2012 in the amount of $15,470 and amortization of the debt discount in the amount of $20,864 in connection with the initial valuation of the beneficial conversion feature of the note for the year ended December 31, 2012. As of December 31, 2012, the principal balance, net of discounts, totaled $107,518. Accrued interest included in accounts payable and accrued expenses totaled $23,056. On January 30, 2013, the Company paid off in full, all principal plus fees in the total amount of $154,292. The termination of the option to exercise the beneficial conversion feature resulted in a derivative gain of $15,470 on January 30, 2013. The Company does not have any on-going relationship with the Lender.

On February 15, 2013, the Company converted aggregate amount of debt (principal and interest) in the amount of $489,211 issued by the Company and its sole operating subsidiary, Intellinetics, Inc., to an advisor (as identified in the table below with principal amounts of $131,500, $300,000, and $38,000), (“Alpharion”), into 1,686,935 restricted shares of the Company at a price of $0.29 per share (based on the closing price of Globalwise shares on February 14, 2013, the immediately preceding business day). Prior to the above referenced conversion, pursuant to an assignment and assumption agreement between Intellinetics and the Company dated February 15, 2013, the aggregate amount of debt in the amount of $489,211 held by Intellinetics (the “$489,211 of Intellinetics Debt”) was assigned to Globalwise, with the consent of Alpharion, and Globalwise issued to Alpharion a Globalwise convertible promissory note in the amount of $489,211 (the “489,211 of Globalwise Note”) in exchange for Alpharion discharging the $489,211of Intellinetics Debt. Following the issuance of the $489,211Globalwise Note, on February 15, 2013, pursuant to a satisfaction of note agreement between Globalwise and Alpharion, Alpharion converted such $489,211 Globalwise Note into 1,686,935 restricted shares of Globalwise (the “1,686,935 Globalwise Restricted Share Issuance”), (subject to the applicable holding period restrictions under Rule 144) in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC.

The table below reflects all notes payable at March 31, 2013 and December 31, 2012, respectively, with the exception of related party notes disclosed in Note 8 - Notes Payable - Related Parties.

	March 31,	December 31,
	2013	2012
Bank Loan, due April 30, 2014	$47,211	$60,986
Authority Loan No. 1, due September 1, 2015	741,787	741,788
Authority Loan No. 2, due August 1, 2018	750,000	750,000
Notes payable to advisor, due March 16, 2013	-	131,500
Note payable to advisor, due July 1, 2013	-	300,000
Note payable due August 6, 2013	-	107,518
Note payable to advisor, due February 8, 2013	-	38,000
Note payable due June 1, 2013	50,000	50,000
Total notes payable	1,588,998	2,179,792
Less current portion	(186,076)	(670,527)
Long-term portion of notes payable	$1,402,922	$1,509,265

Future minimum principal payments of these notes payable with the exception of the related party notes in Note 8 - Notes Payable - Related Parties, as described in this Note 7 are as follows:

For the Twelve-Month Period Ended March 31,	Amount
2014	$186,076
2015	386,669
2016	571,630
2017	151,899
2018	162,880
Thereafter	129,844
Total	$1,588,998

As of March 31, 2013 and December 31, 2012, accrued interest for these notes payable with the exception of the related party notes in Note 8 - Notes Payable - Related Parties, was $96,827 and $133,894, respectively, and reflected within accounts payable and accrued expenses on the condensed consolidated balance sheets. As of March 31, 2013 and December 31, 2012, accrued loan participation fees were $112, 613 and $104,277, respectively, and reflected within accounts payable and accrued expenses on the condensed consolidated balance sheets. As of March 31, 2013 and December 31, 2012, deferred financing costs were $24,875 and $26,954, respectively, and reflected within other assets on the condensed consolidated balance sheets.

For the three months ended March 31, 2013 and 2012, interest expense, including the amortization of deferred financing costs, accrued loan participation fees, original issue discounts, deferred interest and related fees and the embedded conversion feature was $61,379 and $47,386, respectively.

8. Notes Payable - Related Parties

On March 29, 2012, the Company issued an unsecured note payable to Ramon Shealy ("Mr. Shealy"), a then director of the Company, who subsequently resigned from the Board of Directors on December 17, 2012, for personal reasons, in the amount of $238,000, bearing interest at a rate of 10% for the term of the note. All principal and interest was due and payable on June 27, 2012, but was later extended to November 24, 2012. On April 16, 2012, the Company issued a note payable to Mr. Shealy, in the amount of $12,000, bearing interest at a rate of 10% per quarter. All principal and interest was due on July 15, 2012, but was later extended to November 12, 2012. On November 24, 2012 the $238,000 Shealy Note and the $12,000 Shealy Note were combined into a $250,000 promissory note, under the same terms, with a maturity date of January 1, 2014. On March 13, 2013 the Company paid $100,000 of the principal amount of the $250,000 promissory note to Mr. Shealy. As of March 31, 2013, the $250,000 promissory note issued to Mr. Shealy had a principal balance of $150,000.

On June 20, 2012, the Company issued an unsecured promissory note payable to a relative of the Company’s Founders, in the amount of $14,000, due July 1, 2014 and bearing interest at 5% per annum, with the principal and interest to be paid on maturity (the “$14,000 Jackie Chretien Note”). On March 5, 2013 the Company paid off in full, all principal of the $14,000 Jackie Chretien Note, and all accrued interest through December 31, 2012, in the amount of $493. Additionally on March 5, 2013, the Company paid accrued interest in the amount of $9,014 to Jackie Chretien relating to an $80,000 promissory note issued by the Company to Jackie Chretien on March 2, 2009.

On July 16, 2012, the Company issued an unsecured note payable to a shareholder, Mr. Haddix (who on December 13, 2012 became a member of the Board of Directors of the Company and subsequently resigned from the Board on April 2, 2013 for health reasons), in the amount of $95,000, due 45 days from the date of issuance and bearing interest at a rate of 10% per annum, with the principal and interest to be paid on maturity (the “$95,000 Haddix Note”). The maturity was extended to January 15, 2013. On January 14, 2013 the Company entered into a satisfaction of note agreement with Mr. Haddix whereby Mr. Haddix surrendered the note to the Company and discharged the principal amount due under the Note in consideration for the Company issuing to Mr. Haddix a convertible promissory note in the amount of $95,000 plus accrued interest of $4,659 (for a total of $99,659) due January 1, 2014. On January 15, 2013 Mr. Haddix exercised his conversion rights under the convertible promissory note and surrendered the convertible promissory note to the Company. The company issued to Mr. Haddix 311,434 restricted common shares, $.001 par value, at $0.32 per share (based on the closing price on the immediately preceding business day).

The table below reflects Notes payable due to related parties at March 31, 2013 and December 31, 2012, respectively:

	March 31,	December 31,
	2013	2012
The $95,000 Haddix Note	$-	$95,000
The $14,000 Jackie Chretien Note	-	14,000
Notes payable, bearing interest at 5.00% per annum. Principal and unpaid interest is due on January 1, 2014.	$105,415	105,415
The $250,000 Shealy Note	150,000	250,000
Total notes payable - related party	$255,415	$464,415
Less current portion	(255,415)	(95,000)
Long-term portion of notes payable-related party	$-	$369,415

Future minimum principal payments of these notes payable as described in this Note 8 are as follows:

For the Twelve Months Ended March 31,	Amount
2014	$255,415
Total	$255,415

As of March 31, 2013 and December 31, 2012, accrued interest for these notes payable to related parties amounted to $54,927 and $72,033, respectively. Of these amounts, $4,927 and $0, respectively, is reflected within accrued expenses, related parties, and 0 and $72,033, respectively, is reflected within other long-term liabilities-related parties, on the condensed consolidated balance sheets.

For the three months ended March 31, 2013 and 2012, interest expense in connection with notes payable – related parties was $5,223 and $5,722, respectively.

9. Deferred Compensation

Deferred compensation consists of accumulated compensation earned by the Company’s two founders, President and Chief Executive Officer, and Chief Financial Officer and not paid as of March 31, 2013 and December 31, 2012. Pursuant to the Company’s employment agreements with the founders, the Company has agreed to pay deferred compensation totaling $215,012 in cash to these founders on March 31, 2015. All other deferred compensation will be paid during 2013.

10. Commitments and Contingencies

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

Future minimum lease payments under this operating lease are as follows:

For the Twelve Months Ended March31,	Amount
2014	$40,500
2015	30,375
2016	-
Total	$70,875

Rent expense charged to operations for the three months ended March 31, 2013 and 2012 amounted to $10,125.

11. Stockholders’ Equity

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

Sales of Unregistered Securities

On February 28, 2013 and March 6, 2013, the Company, entered into a securities purchase agreement (the ”Purchase Agreement”) with certain accredited investors, pursuant to which it sold an aggregate of 15,000,000 shares of the Company’s common stock, par value, $0.001 per share (“Common Stock”) at a purchase price of $0.20 per share, for aggregate cash proceeds of $2,650,000 and the exchange of $350,000 in previously issued convertible promissory notes issued between January 28, 2013 and February 7, 2013 to certain investors associated with the Placement Agent (the “Offering”). The Company intends to use the net proceeds of the Offering for working capital and general corporate purposes, including without limitation, debt reduction purposes. The Company retained Taglich Brothers, Inc. (the “Placement Agent”) as the exclusive placement agent for the Offering. In connection with the Offering, the Company paid the Placement Agent a cash payment of $268,979, which represented an 8% commission of the gross proceeds and approximately $28,979 for reimbursement for reasonable out of pocket expenses, FINRA filing fees and related legal fees. In addition, the Placement Agent earned warrants to purchase 1,500,000 shares of Common Stock, which represented 10% of the shares of Common Stock sold in the Offering (the “Placement Agent Warrants”), which have an exercise price of $0.24 per share of Common Stock, will be exercisable for a period of four years, contain customary cashless exercise and anti-dilution protection and are entitled to registration rights. Pursuant to the Purchase Agreement, the Company agreed to (a) file a registration statement (the “Registration Statement”) with the SEC no later than May 29, 2013 covering the re-sale of the Common Stock shares sold in the Offering and the Common Stock shares issuable upon exercise of the Placement Agent Warrants. The Company also agreed to use commercially reasonable efforts to have the Registration Statement become effective as soon as possible after filing (and in any event within 90 days of the filing of such Registration Statement). The shares of Common Stock sold in the Offering were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering. The investors are “accredited investors” as such term is defined in Regulation D promulgated under the Securities Act.

Shares Issued and Outstanding and Shares Reserved for Exercise of Warrants

As of March 6, 2013, upon the issuance of the shares of Common Stock in the Offering described above, the Company has 47,362,047 shares of Common Stock issued and outstanding; and 1,848,214 shares reserved for issuance upon the exercise of outstanding warrants.

Assignment and Assumption of Notes, Conversion of Notes to Convertible Promissory Notes, and Conversion of Convertible Promissory Notes to Restricted Common Stock

On February 15, 2013, the Company converted aggregate amount of debt (principal and interest) in the amount of $489,211 issued by the Company and its sole operating subsidiary, Intellinetics, Inc., to Alpharion Capital Partners, Inc. (“Alpharion”) into 1,686,935 restricted shares of the Company at a price of $0.29 per share (based on the closing price of Globalwise shares on February 14, 2013, the immediately preceding business day). Prior to the above referenced conversion, pursuant to an assignment and assumption agreement between Intellinetics and the Company dated February 15, 2013, the aggregate amount of debt in the amount of $489,211 held by Intellinetics (the “$489,211 of Intellinetics Debt”) was assigned to Globalwise, with the consent of Alpharion, and Globalwise issued to Alpharion a Globalwise convertible promissory note in the amount of $489,211 (the “489,211 of Globalwise Note”) in exchange for Alpharion discharging the $489,211 of Intellinetics Debt. Following the issuance of the $489,211 Globalwise Note, on February 15, 2013, pursuant to a satisfaction of note agreement between Globalwise and Alpharion, Alpharion converted such $489,211 Globalwise Note into 1,686,935 restricted shares of Globalwise (the “1,686,935 Globalwise Restricted Share Issuance”), (subject to the applicable holding period restrictions under Rule 144) in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC.

On July 16, 2012, the Company issued an unsecured note payable to a shareholder, Mr. Haddix (who on December 13, 2012 became a member of the Board of Directors of the Company, and subsequently resigned from the Board on April 2, 2013 for health reasons), in the amount of $95,000, due 45 days from the date of issuance and bearing interest at a rate of 10% per annum, with the principal and interest to be paid on maturity (the “$95,000 Haddix Note”). On August 29, 2012, the maturity was extended to November 16, 2012. On November 16, 2012, the maturity was extended to December 16, 2012. On December 14, 2012 the maturity was extended to January 15, 2013. All other provisions of the promissory note were unchanged. On January 14, 2013, Globalwise entered into a satisfaction of note agreement with Mr. Haddix whereby Mr. Haddix surrendered the $95,000 Haddix Note and accrued interest in the amount of $4,659 (for a total of $99,659) to Globalwise and discharged the principal and accrued interest in the amount of $99,659 in consideration for Globalwise issuing to Mr. Haddix a convertible promissory note in the amount of $99,659 due February 15, 2013 at an interest rate of 10%. On January 14, 2013, Mr. Haddix exercised his conversion rights under the convertible promissory note and surrendered the convertible promissory note to Globalwise and Globalwise issued to Mr. Haddix 311,434 restricted common shares, $0.001 par value, at $0.32 per share (based on the closing price on the immediately preceding business day) (subject to the applicable holding period restrictions under Rule 144) in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC.

Return to Treasury of Shares and Issuance of Contingent Warrants

On February 15, 2013, the Company and A. Michael Chretien, a member of the Board of Directors of the Company, entered into a return to treasury agreement dated February 15, 2013, whereby A. Michael Chretien returned 3,500,000 shares of common stock of the Company, par value $0.001 per share to the Company. As consideration for A. Michael Chretien returning to treasury 3,500,000 shares of Common Stock he owns, the Company issued a four-year warrant to A. Michael Chretien with a right to purchase 3,500,000 shares of Common Stock at $0.001 per share within four-years of the shareholders of the Company increasing the number of authorized shares of Common Stock of the Company (the “A. Michael Chretien Warrant”), with piggyback registration rights. The A. Michael Chretien Warrant has a right of first refusal for A. Michael Chretien to exercise up to 3,500,000 shares prior to the Company issuing shares of Common Stock in any transaction. The Company issued the A. Michael Chretien Warrant in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC.

On February 15, 2013, the Company and Matthew Chretien, a member of the Board of Directors of the Company, entered into a return to treasury agreement dated February 15, 2013, whereby Matthew Chretien returned 3,500,000 shares of common stock of the Company, par value $0.001 per share to the Company. As consideration for Matthew Chretien returning to treasury 3,500,000 shares of Common Stock he owns, the Company issued a four-year warrant to Matthew Chretien with a right to purchase 3,500,000 shares of Common Stock at $0.001 per share within four-years of the shareholders of the Company increasing the number of authorized shares of Common Stock of the Company (the “Matthew Chretien Warrant”), with piggyback registration rights. The Matthew Chretien Warrant has a right of first refusal to exercise up to 3,500,000 shares prior to the Company issuing shares of Common Stock in any transaction, other than pursuant to the A. Michael Chretien Warrant. The Company issued the Matthew Chretien Warrant in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC.

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

Issuance and Conversion of Convertible Notes

Between January 28, 2013 and February 7, 2013, the Company issued six convertible promissory notes in an aggregate amount of $350,000 (the “Notes in an Aggregate Amount of $350,000”) to six accredited investors who are associated with each other (the six accredited investors collectively referred to as the “$350,000 Investors”). The Company received proceeds in an aggregate amount of $350,000, with the final payment being received by the Company on February 7, 2013. The terms of the Notes in an Aggregate Amount of $350,000 provide for maturity on July 31, 2013 (the “Maturity Date”) and provide for zero percent interest until maturity. The $350,000 Investors received warrants to purchase an aggregate amount of 262,500 common shares (par value $0.001 per share) at $0.28 per share (the “Investor Warrants”). The $350,000 Investors have a right, at their sole discretion, to convert the notes into equity under certain circumstances. Under its terms, if the Notes in the Amount of $350,000 are not paid off by the Company by the Maturity Date or converted in to equity at the election of the $350,000 Investors prior to the Maturity Date, the notes accrue interest in the amount of 15% from the Maturity Date until the notes are paid in full. The Company used the proceeds to pay off the $400,000 Note (as described in Note 7), to settle other accounts, for working capital and for general corporate purposes. On February 28, 2013, the $350,000 Investors converted the notes into equity in the Offering disclosed above.

12. Concentrations

Revenues from the Company’s services to a limited number of customers have accounted for a substantial percentage of the Company’s total revenues. For the three months ended March 31, 2013, the Company’s two largest customers, Tiburon, Inc. (“Tiburon”), and Muratec America, Inc. (“Muratec”), which are both Resellers, accounted for 11% and 10%, respectively, of the Company’s revenue for that period. For the three months ended March 31, 2012, the Company’s two largest customers, Tiburon, Inc. (“Tiburon”) and Lexmark International, Inc. (“Lexmark”), which are both Resellers, accounted for approximately 17% and 14%, respectively, of the Company’s revenue for that period.

For the three months ended March 31, 2013 and 2012, government contracts represented approximately 45% and 41% of the Company’s net revenues, respectively. A significant portion of the Company’s sales to Tiburon and Lexmark represent ultimate sales to government agencies.

As of March 31, 2013, accounts receivable concentrations from the Company’s two largest customers were 10% and 8% of gross accounts receivable, respectively, and as of March 31, 2013, accounts receivable concentrations from the Company’s two largest customers were 22% and 0% of gross accounts receivable, respectively. Accounts receivable balances from the Company’s two largest customers at March 31, 2013 have since been partially collected.

13. Fair Value Measurements

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

Except for the conversion feature related to the $400,000 note, which was paid in full on January 30, 2013, which was measured at fair value on a recurring basis, the Company does not have any financial assets and liabilities or nonfinancial assets and liabilities that are measured and recognized at fair value on a recurring or nonrecurring basis. Management used the following methods and assumptions to estimate the fair values of financial instruments at the balance sheet dates:

• For short-term financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, accrued expenses-related parties, and current notes payable the carrying amounts approximate fair values because of the short maturity of these instruments.

• The carrying value of long term notes payable approximates fair value as the interest rates are at market value.

• The fair value of the conversion feature related to the $400,000 note was determined using a monte-carlo model (Level 2 Inputs) which considers the following significant inputs: the Company's stock price, risk-free interest rate and expected volatility of the Company's stock price over the expected term of the conversion option.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the three months ended March 31, 2013 and 2012 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q for fiscal quarter ended March 31, 2013 (the “Form 10-Q”), with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for fiscal year ended December 31, 2012 (the “2012 Form 10-K”), and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission on April 30, 2013. References in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to the “Company,” “us,” “we,” “our,” and similar terms refer to Globalwise Investments, Inc., a Nevada corporation (“Globalwise”), and our wholly-owned subsidiary, Intellinetics, Inc., an Ohio corporation (“Intellinetics”), unless otherwise noted. Portions of this Form 10-Q (including information incorporated by reference) include “forward-looking statements.” The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “will,” “should,” “could,” “would,” “project,” “continue,” “likely,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. The most significant of these risks, uncertainties and other factors are described in "Item 1A-Risk Factors" of our 2012 Form 10-K. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

The Share Exchange

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

Revenues

Revenues are generated from sale of software license without professional services; sale of software license with professional services; sale of software as a service; sale of software maintenance services; and sale of consulting services. Our revenues, especially our software license revenues, are impacted by the competitive strength of our software products, as well as general economic and industry conditions.

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

Cost of revenues also includes the cost of server hosting and software as a service applications, as well as certain third-party costs and hardware costs incurred. Third-party and hardware costs are recognized when incurred and may vary widely from quarter to quarter.

 Sales and Marketing Expenses

Sales expenses consist of compensation and overhead associated with the development and support of our channel sales network, as well as our direct sales efforts. Marketing expenses consist primarily of compensation and overhead associated with the development and production of product marketing materials, as well as promotion of the Company’s products through trade and industry marketing initiatives.

General and Administrative Expenses

General and administrative expenses consist of the compensation and overhead of administrative personnel and professional service firms performing administrative functions, including management, accounting, finance and legal services, plus expenses associated with infrastructure, including depreciation, information technology, telecommunications, facilities and insurance.

Interest, Net

Interest, net, consists primarily of interest expense associated with our notes payable. See Results of Operations – Interest Expense – Net, for additional information.

Results of Operations

Overview

We reported net losses of $671,797 and $1,147,873 for the three months ended March 31, 2013 and 2012, respectively, representing a decrease in net loss of $476,076 or 41% and a $357,070 net decrease in operating and other expenses during this period. The decrease in net loss between the three months ended March 31, 2013 and 2012 included an increase in gross profit of $119,006 or 211% between the three months ended March 31, 2013 and 2012. The decrease in operating expenses for the three months ended March 31, 2013 was principally because we incurred significant costs in the three month ended March 31, 2012 relating to the Share Exchange.

Revenues

Our total revenues for the three months ended March 31, 2013 were $354,871 as compared to $360,328 for the three months ended March 31, 2012, a decrease of $5,427, or 2%, primarily attributable to decreases in revenues from software licenses with and without professional services and consulting services as described below.

Sale of Software Licenses without Professional Services

Revenues from the sale of software licenses without professional services principally consist of sales of additional or upgraded software licenses and applications to existing customers and sales of software to our resellers. Software in this sales category is sold without professional services. These software license revenues were $8,660 and $21,739, respectively, for the three months ended March 31, 2013 and 2012, representing a decrease of $13,079, or 60%. The decrease in sales of software licenses without professional services was due in part to our efforts to develop and expand software as a service revenue stream.

Sale of Software Licenses with Professional Services

Although we have traditionally provided our software to customers through customized solutions, increasingly, we are providing our resellers and our direct customers with software solutions that require less customization that in turn, allows us to shorten our sales cycle. A new customized software engagement typically begins with a thorough assessment and mapping of the customer’s needs, capacities and information technology environment. Upon the completion of the needs analysis, we then prepare a specifications document in order to determine the scope and extent of professional services work required. Then, the customization work starts with the foundation of our core software applications upon which we deliver professional services to customize features, enhancements and integration that would meet the outlined specifications. Each application is thoroughly tested by us before being installed at the customer’s location. Revenues from the sale of software licenses with professional services were $0 and $19,992, respectively, for the three months ended March 31, 2013 and 2012 representing, a decrease of 100%. This was primarily the result of our emphasis on expanding our software as a service sales model and a decrease in focus of our premise base software sales in order to follow current market trends.

Sale of Software as a Service

For those customers that wish to avoid the upfront costs of typical premises-based software installations, we provide access to our software solutions as a service, accessible through the internet. Our customers typically enter into software as a service agreement for periods in excess of one year. Under these agreements, we generally provide access to the applicable software, data storage and related customer assistance and support. Our software as a service revenue was $34,790 and $29,041 for the three months ended March 31, 2013 and 2012, respectively, representing an increase of $5,749 or 20%.

Sale of Software Maintenance Services

Software maintenance services revenues consist of fees for post contract customer support services provided to license holders. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. Customer support revenues are generated from customers that have purchased our software. A substantial portion of these revenues were generated from customers to whom we sold software in prior years who have continued to renew their maintenance agreements. The terms of support and maintenance agreements are typically 12 months. Our software maintenance support revenue was $223,464 for the three months ended March 31, 2013 as compared to $177,451 for the three months ended March 31, 2012, an increase of $46,013, or 26%. The increase was primarily the result of new accounts that we have gained through our expanded sales channel partners and renewals of existing maintenance agreements.

Sale of Consulting Services

Consulting services revenues consist of revenues from consulting, advisory services, training, and projects to assist customers with the uploading of client data into the client’s applications. Consulting services revenues for the three months ended March 31, 2013 and 2012 were $87,957 and $112,105, respectively, representing a decrease of $24,148, or 22%. This decrease primarily resulted from a large client document conversion project in 2012 as well as not offering or selling third-party hardware.

Cost of Revenues

The cost of revenues during the three months ended March 31, 2013 and 2012 were $179,484 and $303,947, respectively, representing a decrease of $124,463 or 41%. The decrease in total cost of revenues is primarily the result of a decrease in third-party costs in connection with a client document conversion project in 2012 and no longer offering or selling third-party hardware.

Gross Margins

Gross margin for the company may vary widely from quarter to quarter because revenues are recognized upon the completion of software and consulting projects, while the related costs are recognized when incurred.

The gross margin for the three months ended March 31, 2013 was 49% as compared to 16% for the three months ended March 31, 2012. The increase in gross margin is primarily related to thirty-party costs in connection with document conversion services and third-party hardware which have little to no margin.

Cost of License Revenues – without Professional Services

Cost of license revenues consists primarily of third-party software licenses that are sold in connection with our core software applications. Cost of license revenues without professional services was $6,369 and $17,205 for the three months ended March 31, 2013 and 2012, respectively, representing a decrease of $10,836, or 63%. Gross margin for this product category increased from 21% for the three months ended March 31, 2012 to 26% for the three months ended March 31, 2013.

Cost of License Revenues – with Professional Services

Cost of revenues consists primarily of the compensation of our software engineers and implementation consultants. Costs were $114,936 for the three months ended March 31, 2013, as compared to $153,626 for the three months ended March 31, 2012, representing a decrease of $38,690, or 25%. This decrease is primarily because the Company recognizes revenue based on the complete contract method, while expenses associated with that same revenue are recorded as incurred. We record the revenues for these sales as prescribed by ASC 985-605, in accordance with the contract accounting guidelines in ASC topic 605-35 “Revenue Recognition: Construction-Type and Production-Type Contracts” (“ASC 605-35”), after evaluating for separation of any non- ASC 605-35 elements in accordance with the provisions of ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements,” as updated..

Cost of Software as a Service

Cost of software as a service consists primarily of technical support personnel and related costs. Cost of software as a service was $6,909 for the three months ended March 31, 2013, as compared to $6,530 for the three months ended March 31, 2012, representing an increase of $379, or 6%. The increase in the cost of software as a service was due to the increase in costs of infrastructure to support sales of software as a service.

Gross margins for this product category were 80% and 78% for the three months ended March 31, 2013 and 2012, respectively.

Cost of Software Maintenance

Cost of software maintenance consists primarily of technical support personnel and related costs. Cost of software maintenance for the three months ended March 31, 2013 was $27,950 compared to $24,880 for the three months ended March 31, 2012, representing an increase of $3,070, or 12%. The increase in costs for the three months ending March 31, 2013 were a direct result from an increase in revenues for this product category, as well as our focused efforts to reduce support costs through better utilization of knowledge-based tools and our customer support portal.

Gross margins in this product category were 87% and 86% for the three months ended March 31, 2013 and 2012, respectively.

Cost of Consulting Services

Cost of consulting services consists primarily of the compensation of our software engineers and implementation consultants and related third-party costs. Cost of consulting services were $23,320 for the three months ended March 31, 2013, as compared to $101,706 for the three months ended March 31, 2012, representing a decrease of $78,386 or 77%. This decrease resulted primarily from additional third-party costs incurred related to a client document conversion project in 2012. In 2013 there was no third-party costs related to a client document conversion project. Additionally, in 2013, we did not offer or sell third-party hardware because they have little to no margin.

Gross margins in this product category were 73% and 9% for the three months ended March 31, 2013 and 2012, respectively. Gross margins related to consulting services are typically lower and may vary widely, depending upon the nature of the consulting project, whether third-party conversion projects are utilized, and whether it involves sale of hardware.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $568,148 during the three months ended March 31, 2013 as compared to $820,220 during the three months ended March 31, 2012, representing a decrease of $252,072, or 31%. The decrease is primarily due to expenses consisting of legal, consulting and professional fees incurred related to the Share Exchange.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $94,112 or 29% during the three months ended March 31, 2013 to $227,783 from $321,895 for the three months ended March 31, 2012. The decrease is primarily related to sales personnel in 2012 that were no longer employed by the Company in 2013 due to our emphasis on utilizing channel partners in 2013.

Depreciation

Depreciation was $5,344 for the three months ended March 31, 2013, as compared to $6,790 for the three months ended March 31, 2012, representing a decrease of $1,446 or approximately 21%. The decrease is the result of certain assets becoming fully amortized.

Interest Expense, Net

Interest expense, net, was $61,379 during the three months ended March 31, 2013 as compared to $55,349 during the three months ended March 31, 2012, representing an increase of $6,030, or 11%. The increase resulted primarily from amortization of the debt discount in connection with the initial valuation of the beneficial conversion feature of the “$400,000 Note” during the three months ended March 31, 2013.

Liquidity and Capital Resources

We measure our liquidity in a variety of ways, including the following:

March 31, 2013
Cash	$1,363,552
Working Capital	$205,160

Through March 31, 2013, we have incurred cumulative net losses since inception of $6,340,463.

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

On March 24, 2004, the Company’s sole operating subsidiary, Intellinetics, issued a note payable to a bank in the amount of $201,024, bearing a current interest rate of 6.25% per annum (the “Bank Loan”). Monthly principal and interest payments are $3,826 each with the final payment due on April 30, 2014. The note is secured by the personal guarantees of the Company’s founders, as well as a director. The guarantee by the director is secured by the pledge of the directors’ certificate of deposit in the amount of $200,000. In addition, the note is secured by a senior secured interest on all business assets of Intellinetics. The obligation is subject to certain covenants, which require that Intellinetics maintain continuity of operations and which include limitations regarding Intellinetics’ indebtedness. In addition, the bank is a party to an intercreditor agreement involving Authority Loan No. 1 and Authority Loan No. 2 (together, the “Authority Loans”), as discussed and defined below, which provides for cross notifications between the lenders.

On July 17, 2009, the Company’s sole operating subsidiary, Intellinetics, issued a note payable to the Ohio State Development Authority in the amount of $1,012,500, with a maturity date of September 1, 2015, bearing interest at a rate of 6.00% per annum (“Authority Loan No. 1”). Pursuant to the terms of the loan, Intellinetics was required to pay only interest through September 30, 2010 and then monthly principal and interest payments of $23,779 each through September 30, 2015. The note is secured by a senior secured interest on all business assets financed with loan proceeds, as well as a second secured interest in all business assets. Upon maturity, by acceleration or otherwise, Intellinetics shall pay a loan participation fee of $101,250, which is accounted for as a loan premium, accreted monthly, utilizing the interest method, over the term of the loan. Effective December 31, 2012, Intellinetics and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule relating to Authority Loan No. 1, (the “December 31, 2012 Modification #1”) deferring principal and interest payments made for a six month period from December 1, 2012 to May 1, 2013, with the next principal and interest payment due on June 1, 2013. Effective March 12, 2013, Intellinetics and the Ohio State Development Authority entered into another Notice and Acknowledgement of Modification to Payment Schedule relating to Authority Loan No. 1, deferring principal and interest payment until December 31, 2013, with the next principal and interest payment due on January 1, 2014. As of March 31, 2013, the principal amount outstanding under Authority Loan No. 1 was $741,787.

On June 3, 2011, the Company’s sole operating subsidiary, Intellinetics, issued a note payable to the Ohio State Development Authority in the amount of $750,000, with a maturity date of August 1, 2018, bearing interest at a rate of 1% per annum for the first 12 months, then interest at rate of 7% per annum for the second 12 months (“Authority Loan No. 2”). Pursuant to the terms of the loan, Intellinetics is not obligated to remit payments of principal until the beginning of the third year of the loan, September 1, 2013. The monthly principal and interest payments, beginning on the third anniversary of the loan origination, are $14,850 and are payable on a monthly basis through July 13, 2017. The note is secured by a senior secured interest on all business assets financed with loan proceeds, as well as a second secured interest in all business assets. Upon maturity, by acceleration or otherwise, Intellinetics shall pay a loan participation fee of $75,000, which is accounted for as a loan premium, accreted monthly utilizing the interest method, over the term of the loan. The interest rate of 1% during the first 12 months of this loan was considered to be below market for that period. The Company further determined that over the life of the loan, the effective interest rate was 5.6% per annum. Accordingly, during the first 12 months of the loan, the Company recorded interest expense at the 5.6% rate per annum. The difference between the interest expense accrual at 5.6% and the stated rate of 1% over the first 12 months is credited to deferred interest. The deferred interest amount that is accumulated over the first 12 months of the loan term will be amortized as a reduction to interest expense over the remaining term of the loan. At March 31, 2013 and December 31, 2012, deferred interest of $52,065 and $41,440, respectively, was reflected within long-term liabilities on the accompanying condensed consolidated balance sheets. Effective December 31, 2012, Intellinetics and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule (the “December 31, 2012 Modification #2”) relating to Authority Loan No. 2, deferring the interest payment for a six month period from December 1, 2012 to May 1, 2013, with the next interest payment due on June 1, 2013. Effective March 12, 2013, Intellinetics and the Ohio State Development Authority entered into another Notice and Acknowledgement of Modification to Payment Schedule, deferring principal and interest payment until December 31, 2013, with the next principal and interest payment due on January 1, 2014. As of March 31, 2013, the principal amount outstanding under Authority Loan No. 2 was $750,000.

The Authority Loans were granted to Intellinetics in connection with the State of Ohio’s economic development programs. The proceeds from these loans were used by Intellinetics to support its efforts in developing software solutions for its customers.

These Authority Loans are subject to certain covenants and reporting requirements. Intellinetics is required to provide quarterly financial information and certain management certifications. Intellinetics is further required to maintain its principal office in the State of Ohio and within three years of the respective loan origination dates of each of the Authority Loans, to have created and/or retained an aggregate of 25 full time jobs in the State of Ohio. Should Intellinetics not have attained these employment levels by the respective dates, then the interest rates on the Authority Loans shall increase to 10% per annum. The Authority Loans are the subject of an intercreditor agreement involving the Bank Loan, which provides for cross notifications between the lenders in an event of a default.

On July 16, 2012, the Company issued an unsecured note payable to a shareholder, Mr. Haddix (who on December 13, 2012 became a member of the Board of Directors of the Company, and subsequently resigned from the Board on April 2, 2013 for health reasons), in the amount of $95,000, due 45 days from the date of issuance and bearing interest at a rate of 10% per annum, with the principal and interest to be paid on maturity (the “$95,000 Haddix Note”). The maturity was extended to January 15, 2013. On January 14, 2013 the Company entered into a satisfaction of note agreement with Mr. Haddix whereby Mr. Haddix surrendered the note to the Company and discharged the principal amount due under the note in consideration for the Company issuing to Mr. Haddix a convertible promissory note in the amount of $95,000 plus accrued interest of $4,659 (for a total of $99,659) due January 1, 2014. On January 15, 2013 Mr. Haddix exercised his conversion rights under the convertible promissory note and surrendered the convertible promissory note to the Company. The company issued to Mr. Haddix 311,434 restricted common shares, $.001 par value, at $0.32 per share (based on the closing price on the immediately preceding business day).

On August 7, 2012, (the “Effective Date”), the Company issued a $400,000 Promissory Note (the “$400,000 Note”) to a Lender. The Principal Sum due to the Lender shall be prorated based on the consideration actually funded by the Lender, plus an approximate 10% Original Issue Discount (“OID”) that is prorated based on the consideration actually funded by the Lender as well as any other interest or fees, such that the Company is only required to repay the amount funded and the Company is not required to repay any unfunded portion of the $400,000 Note. The $400,000 Note has a maturity date of twelve (12) months from the Effective Date and accrues interest at zero percent. If the $400,000 Note remains outstanding after 90 days, a one-time 5% interest rate will be applied. In addition, the Lender has the right, at any time 90 days after the Effective Date, at its election, to convert all or part of the outstanding and unpaid Principal Sum and accrued interest into shares of fully paid and non-assessable shares of common stock of the Company. The Conversion Price is the lesser of $1.50 or 70% of the lowest trade price in the 25 trading days previous to the conversion. The common shares issuable upon conversion of the $400,000 Note have “piggyback” registration rights and must be included in the next registration statement the Company files with the “Securities and Exchange Commission. In the event of default under the $400,000 Note, default interest will accrue at a rate of 18% and the Company will be assessed a significant default penalty. The initial consideration received on August 8, 2012 was $100,000, and the Company has not received any further consideration to date from the Lender. On November 8, 2012, the Company and the Lender entered into an amendment to the $400,000 Note extending the repayment date to 180 days from August 8, 2012 for a fee of 15% added to the $400,000 Note. If the Company repays the $400,000 Note on or before 180 days from August 8, 2012, an additional prepayment fee of 15% shall be added to the outstanding balance of the $400,000 Note such that the total balance due to the Lender would be $154,292. The Company has computed the present value of the amount funded at $109,905 as of December 31, 2012 as a result of its non-interest bearing terms. Additionally, the Company recorded a discount in the amount of $23,252 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the interest method of accretion over the expected term of the note. Further, the Company has recognized a derivative liability resulting from the variable change in conversion rate in relation to the change in market price of the Company’s common stock. The Company recognized a loss on derivative during 2012 in the amount of $15,470 and amortization of the debt discount in the amount of $20,864 in connection with the initial valuation of the beneficial conversion feature of the note for the year ended December 31, 2012. As of December 31, 2012, the principal balance, net of discounts, totaled $107,518. Accrued interest included in accounts payable and accrued expenses totaled $23,056. On January 30, 2013, the Company paid off in full, all principal plus fees in the total amount of $154,292. The termination of the option to exercise the beneficial conversion feature resulted in a derivative gain of $15,470 on January 30, 2013. The Company does not have any on-going relationship with the Lender.

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

The Company retained Taglich Brothers, Inc. (the “Placement Agent”) as the exclusive placement agent for the Offering. In connection with the Offering, the Company paid the Placement Agent a cash payment of $268,979, which represented an 8% commission of the gross proceeds and approximately $28,979 for reimbursement for reasonable out of pocket expenses, FINRA filing fees and related legal fees. In addition, the Placement Agent earned warrants to purchase 1,500,000 shares of Common Stock, which represented 10% of the shares of Common Stock sold in the Offering (the “Placement Agent Warrants”), which have an exercise price of $0.24 per share of Common Stock, will be exercisable for a period of four years, contain customary cashless exercise and anti-dilution protection and are entitled to registration rights.

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

On June 20, 2012, the Company issued an unsecured promissory note payable to a relative of the Company’s Founders, in the amount of $14,000, due July 1, 2014 and bearing interest at 5% per annum, with the principal and interest to be paid on maturity (the “$14,000 Jackie Chretien Note”). On March 5, 2013, the Company paid off in full, all principal of the $14,000 Jackie Chretien Note, and all accrued interest through December 31, 2012, in the amount of $493. Additionally on March 5, 2013, the Company paid accrued interest in the amount of $9,014 to Jackie Chretien relating to an $80,000 promissory note issued by the Company to Jackie Chretien on March 2, 2009.

On March 29, 2012, the Company issued an unsecured note payable to Ramon Shealy ("Mr. Shealy"), a then director of the Company, who subsequently resigned from the Board of Directors on December 17, 2012, for personal reasons, in the amount of $238,000, bearing interest at a rate of 10% for the term of the note. All principal and interest was due and payable on June 27, 2012, but was later extended to November 24, 2012. On April 16, 2012, the Company issued a note payable to Mr. Shealy, in the amount of $12,000, bearing interest at a rate of 10% per quarter. All principal and interest was due on July 15, 2012, but was later extended to November 12, 2012. On November 24, 2012 the $238,000 Shealy Note and the $12,000 Shealy Note were combined into a $250,000 promissory note, under the same terms, with a maturity date of January 1, 2014. On March 13, 2013, the Company paid $100,000 of the principal amount of the $250,000 promissory note to Mr. Shealy. As of March 31, 2013, the $250,000 promissory note issued to Mr. Shealy had a principal balance of $150,000.

The Company expects that through the next 10 to 16 months the capital requirements to fund the Company’s growth and to cover the operating costs as a public company will consume substantially all of the cash flows that it intends to generate from its operations, as well as the funds raised in the private placement discussed elsewhere in this Form 10-Q, in addition to the proceeds of any issuances of debt and equity securities, if consummated. The Company further believes that during this period, while the Company is focusing on the growth and expansion of its business, the gross profit that it expects to generate from operations will not generate sufficient funds to cover these anticipated operating costs. Accordingly, the Company expects to use proceeds from the private placement to sustain operations and to follow through on the execution of its business plan. There is no assurance that the Company’s plans as discussed above will materialize and/or that the Company will have sufficient funds to fund the Company’s operations . Given these conditions, the Company’s ability to continue as a going concern is contingent upon successfully managing its cash requirements. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrants into established markets, the competitive environment in which the Company operates and its cash requirements. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Since inception, our operations have primarily been funded through a combination of operating margins, state business development loans, bank loans, loans from friends and family, and sale of securities. Although management believes that we may have access to capital resources, there are currently no commitments in place for new financing, and there is no assurance that we will be able to obtain funds on commercially acceptable terms, if at all.

Assuming that we are successful in our growth plans and development efforts, we believe that we will be able to raise additional funds through sales of our common stock, issuance of debt or some other financing source, if needed. There is no guarantee that we will be able to raise these additional funds or do so on acceptable terms.

Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

The Company’s outstanding indebtedness at March 31, 2013 is as follows:

•	$105,415 owed to related parties pursuant to two promissory notes that mature on January 1, 2014; interest at March 31, 2013 was charged at a rate of 5.00% per annum. We utilized these proceeds for working capital needs and operating as a public company;

•	$741,786 owed to the State of Ohio pursuant to a loan agreement and note that matures on September 1, 2015; interest at March 31, 2013 was charged at a rate of 6.00% per annum; we utilized the proceeds from this loan to finance the development of customer software applications;

•	$750,000 owed to the State of Ohio pursuant to a loan agreement and note that mature on August 1, 2018; interest at March 31, 2013 was charged at a rate of 7.00% per annum; we utilized the proceeds from this loan to finance the development of customer software applications;

•	$47,211 owed to a bank pursuant to a loan agreement and note that matures on April 30, 2014; interest at March 31, 2013 was charged at a rate of 3.25% per annum; we utilized the proceeds from this loan for working capital needs;

•	$150,000 (aggregate principal amount) owed to a related party of the Company, which matures on January 1, 2014; interest at March 31, 2013 was charged at 10% for the term of the notes. We utilized these proceeds for working capital needs and operating as a public company;

•	$50,000 owed to a non-related party pursuant to a promissory note that matures on June 1, 2013; interest at March 31, 2013 was charged at a rate of 10% per annum. We utilized these proceeds for working capital needs and operating as a public company.

There were no material commitments for capital expenditures at March 31, 2013.

Cash Flows

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2013 and 2012 was $1,171,211and $618,068, respectively. During the three months ended March 31, 2013, the net cash used in operating activities was primarily attributable to the net loss of $671,797 adjusted for (a) non- cash expenses of $2,121 and (b) a decrease in net operating assets of $501,535. During the three months ended March 31, 2012, the net cash used in operating activities was $618,068, primarily attributable to the net loss of $1,147,873 adjusted for (a) non-cash expenses of $9,292, and (b) an increase in net operating assets of $520,513.

Investing Activities

Net cash provided by (used) in investing activities for the three months ended March 31, 2013 and 2012 amounted to $($3,608),and ($38,982), respectively, and was related to the purchase of property and equipment.

Financing Activities

The net cash provided by financing activities for the three months ended March 31, 2013 resulted primarily from the sale of common stock repayments of $2,731,021. The proceeds from the financing activities were partially offset by $124,886 of notes payable repayments and $114,000 of notes payable to related parties.

The net cash provided by financing activities for the three months ended March 31, 2012 resulted primarily from new borrowings of $724,556, of which $50,000 was borrowed from related parties. The proceeds from the financing activities were partially offset by $67,267 of notes payable repayments, of which $0 was repaid to related parties.

Critical Accounting Policies and Estimates

Liquidity, Going Concern and Management’s Plans

We have incurred substantial recurring losses since our inception. The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. We are in the process of exploring strategies to increase our existing revenues. We believe we will be successful in these efforts; however, if we are unsuccessful in increasing our revenues, we may need to raise additional funds through additional debt or equity financing or finding any other financing source to fund our operations on terms agreeable to us. These matters raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

Use of Estimates

The preparation of our condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to exercise its judgment. We exercise considerable judgment with respect to establishing sound accounting policies and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenues and expenses, and other financial information.

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

A description of significant accounting policies that require us to make estimates and assumptions in the preparation of our condensed consolidated financial statements is as follows:

Revenue Recognition

We generate revenues from the sale of software license without professional services; sale of software license with professional services; sale of software as a service; sale of software maintenance services; and sale of consulting services.

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

In connection with the sale of software with professional services, we provide the customer with a solution that is customized or configured to fit the customer’s particular needs. We typically start with our core software applications and then provide professional services for any configuration enhancements that would meet the specific needs of the customer. Upon completion of software development work, we deliver the software to the customer only after the customized software had passed our internal testing.

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

The fair value of any undelivered elements in multiple-element arrangements in connection with the sales of software licenses with professional services are deferred based upon VSOE.

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

We carry out a variety of on-going procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Assignment and Assumption of Notes, Conversion of Notes to Convertible Promissory Notes, and Conversion of Convertible Promissory Notes to Restricted Common Stock

On July 16, 2012, the Company issued an unsecured note payable to a shareholder, Mr. Haddix (who on December 13, 2012 became a member of the Board of Directors of the Company, and subsequently resigned from the Board on April 2, 2013 for health reasons), in the amount of $95,000, due 45 days from the date of issuance and bearing interest at a rate of 10% per annum, with the principal and interest to be paid on maturity (the “$95,000 Haddix Note”). The maturity was extended to January 15, 2013. On January 14, 2013 the Company entered into a satisfaction of note agreement with Mr. Haddix whereby Mr. Haddix surrendered the note to the Company and discharged the principal amount due under the note in consideration for the Company issuing to Mr. Haddix a convertible promissory note in the amount of $95,000 plus accrued interest of $4,659 (for a total of $99,659) due January 1, 2014. On January 15, 2013 Mr. Haddix exercised his conversion rights under the convertible promissory note and surrendered the convertible promissory note to the Company. The company issued to Mr. Haddix 311,434 restricted common shares, $.001 par value, at $0.32 per share (based on the closing price on the immediately preceding business day).

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

Pay-Off of $400,000 Note

On August 7, 2012, (the “Effective Date”), the Company issued a $400,000 Promissory Note (the “$400,000 Note”) to a Lender. The Principal Sum due to the Lender shall be prorated based on the consideration actually funded by the Lender, plus an approximate 10% Original Issue Discount (“OID”) that is prorated based on the consideration actually funded by the Lender as well as any other interest or fees, such that the Company is only required to repay the amount funded and the Company is not required to repay any unfunded portion of the $400,000 Note. The $400,000 Note has a maturity date of twelve (12) months from the Effective Date and accrues interest at zero percent. If the $400,000 Note remains outstanding after 90 days, a one-time 5% interest rate will be applied. In addition, the Lender has the right, at any time 90 days after the Effective Date, at its election, to convert all or part of the outstanding and unpaid Principal Sum and accrued interest into shares of fully paid and non-assessable shares of common stock of the Company. The Conversion Price is the lesser of $1.50 or 70% of the lowest trade price in the 25 trading days previous to the conversion. The common shares issuable upon conversion of the $400,000 Note have “piggyback” registration rights and must be included in the next registration statement the Company files with the “Securities and Exchange Commission. In the event of default under the $400,000 Note, default interest will accrue at a rate of 18% and the Company will be assessed a significant default penalty. The initial consideration received on August 8, 2012 was $100,000, and the Company has not received any further consideration to date from the Lender. On November 8, 2012, the Company and the Lender entered into an amendment to the $400,000 Note extending the repayment date to 180 days from August 8, 2012 for a fee of 15% added to the $400,000 Note. If the Company repays the $400,000 Note on or before 180 days from August 8, 2012, an additional prepayment fee of 15% shall be added to the outstanding balance of the $400,000 Note such that the total balance due to the Lender would be $154,292. The Company has computed the present value of the amount funded at $109,905 as of December 31, 2012 as a result of its non-interest bearing terms. Additionally, the Company recorded a discount in the amount of $23,252 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the interest method of accretion over the expected term of the note. Further, the Company has recognized a derivative liability resulting from the variable change in conversion rate in relation to the change in market price of the Company’s common stock. The Company recognized a loss on derivative during 2012 in the amount of $15,470 and amortization of the debt discount in the amount of $20,864 in connection with the initial valuation of the beneficial conversion feature of the note for the year ended December 31, 2012. As of December 31, 2012, the principal balance, net of discounts, totaled $107,518. Accrued interest included in accounts payable and accrued expenses totaled $23,056. On January 30, 2013, the Company paid off in full, all principal plus fees in the total amount of $154,292. The option not to exercise the beneficial conversion feature resulted in a derivative gain of $15,470 on January 30, 2013. The Company does not have any on-going relationship with the Lender.

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

Private Placement of Securities

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

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

(a)          None.

(b)          We are a smaller reporting company with a small number of directors and officers who have active roles in our operations. As a result, we currently have an audit committee comprised of one member and we do not have an audit committee financial expert serving on the audit committee. It is anticipated that, in the future, the board of directors will appoint one or more additional members to the audit committee, including an audit committee financial expert.

Item 6. Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibit

2.1	Securities Exchange Agreement by and among Globalwise Investments, Inc. and Intellinetics, Inc., dated as of February 10, 2012 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Commission on February13, 2012).
3.1.1	Articles of Incorporation of Globalwise Investments, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-QSB filed with the Commission on October 11, 2001).
3.1.2	Certificate of Correction, effective May 22, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 15, 2007).
3.2.1	Bylaws of Globalwise Investments, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10-SB filed with the Commission on October 2, 2000).
3.2.2	Amendment No. 1 to the Bylaws of Globalwise Investments, Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Commission on March 1, 2012).
4.1	Form of Convertible Promissory Note of Intellinetics, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 13, 2012).
4.2*	Return to Treasury Agreement between Globalwise Investments, Inc. and A. Michael Chretien dated February 15, 2013
4.3*	Warrant issued to A. Michael Chretien by Globalwise Investments, Inc. dated February 15, 2013
4.4*	Return to Treasury Agreement between Globalwise Investments, Inc. and Matthew L. Chretien dated February 15, 2013
4.5*	Warrant issued to Matthew L. Chretien by Globalwise Investments, Inc. dated February 15, 2013
4.6*	Assignment and assumption of Note between Intellinetics Inc. and Globalwise Investments, Inc. dated February 15, 2013
4.7*	Satisfaction of note agreement between Globalwise Investments, Inc. and Alpharion Capital Partners, Inc. dated February 15, 2013
4.8*	Convertible promissory note between Globalwise Investments, Inc. and Alpharion Capital Partners, Inc. dated February 15, 2013
4.9**	Settlement Agreement, dated February 8, 2013, between Globalwise Investments, Inc., and Armstrong Teasdale LLP.
4.10***	Form of Convertible Promissory Note between the Company and the Investors
4.11***	Form of warrant issued to Investors
4.12	Form of Securities Purchase Agreement between the Company and the Investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2013)
4.13	Form of Placement Agent Warrants between the Company and the Placement Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 6, 2013)
10.1****	March 12, 2013 Modification #1 between Intellinetics and the Ohio State Development Authority
10.2****	March 12, 2013 Modification #2 between Intellinetics and the Ohio State Development Authority
31.1	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101. INS XBRL Instance Document.

101. SCH XBRL Taxonomy Schema.

101. CAL XBRL Taxonomy Extension Calculation Linkbase.

101. DEF XBRL Taxonomy Extension Definition Linkbase.

101. LAB XBRL Taxonomy Extension Label Linkbase.

101. PRE XBRL Taxonomy Extension Presentation Linkbase.

* The substance of these agreements were disclosed timely in the Current Report on Form 8-K filed on February 21, 2013, with the agreement filed herewith.

** The substance of this agreement was disclosed timely in the Current Report on Form 8-K filed on February 13, 2013, with the agreement filed herewith.

*** The substance of these agreements were disclosed timely in the Current Report on Form 8-K filed on February 1, 2013, with the agreement filed herewith.

**** The substance of these agreements were disclosed timely in the Current Report on Form 8-K filed on March 15, 2013, with the agreement filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBALWISE INVESTMENTS, INC.

Dated: May 15, 2013

By:	/s/ William J. Santiago
William J. Santiago
President and Chief Executive Officer (Principal Executive
Officer)

Dated: May 15, 2013

By:	/s/ Kendall D. Gill
Kendall D. Gill
Chief Financial Officer

