Form 10-Q
period 2013-06-30
GLOBALWISE INVESTMENTS INC
filed 2013-08-14
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

As of August 14, 2013, there were 47,362,047 shares of the issuer’s common stock outstanding.

GLOBALWISE INVESTMENTS, INC.

Form 10-Q

June 30, 2013

Part I Financial Information

Item 1. Financial Statements

GLOBALWISE INVESTMENTS, INC. and SUBSIDIARY

Condensed Consolidated Balance Sheets

	Unaudited
	June 30,	December 31,
	2013	2012
ASSETS

Current assets:
Cash	$567,654	$46,236
Accounts receivable, net	744,876	332,413
Prepaid expenses and other current assets	70,792	40,026

Total current assets	1,383,322	418,675

Property and equipment, net	62,568	58,129
Other assets	33,081	37,239

Total assets	$1,478,971	$514,043

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$480,946	$1,143,265
Deferred revenues	696,197	571,268
Derivative Liability	-	15,470
Notes payable - current	221,688	563,009
Convertible note payable, net of discount	-	107,518
Notes payable - related party - current	237,915	95,000
Total current liabilities	1,636,746	2,495,530

Long-term liabilities:
Deferred compensation	218,935	309,740
Notes payable - net of current portion	1,306,074	1,509,265
Notes payable - related party	-	369,415
Deferred interest expense	62,691	41,440
Other long-term liabilities - related parties	36,718	72,033

Total long-term liabilities	1,624,418	2,301,893

Total liabilities	3,261,164	4,797,423

Stockholders' deficit:
Common stock, $0.001 par value, 50,000,000 shares authorized; 47,362,047 and 36,490,345 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	54,363	36,492
Additional paid-in capital	4,912,814	1,348,794
Accumulated deficit	(6,749,370)	(5,668,666)
Total stockholders' deficit	(1,782,193)	(4,283,380)
Total liabilities and stockholders' deficit	$1,478,971	$514,043

See notes to these condensed consolidated financial statements.

GLOBALWISE INVESTMENTS, INC. and SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Revenues:
Sale of software licenses without professional services	$130,619	$34,939	$139,279	$56,678
Sale of software licenses with professional services	119,733	393,403	119,733	413,395
Software as a service	34,320	24,596	69,111	53,637
Software maintenance services	213,542	195,857	437,006	373,308
Consulting services	82,950	238,490	170,907	350,595

Total revenues	581,164	887,285	936,036	1,247,613

Cost of revenues:
Sale of software licenses without professional services	6,733	14,627	13,103	31,832
Sale of software licenses with professional services	117,015	109,229	231,951	262,855
Software as a service	6,893	7,364	13,803	13,894
Software maintenance services	32,374	36,404	60,324	61,284
Consulting services	19,348	122,538	42,668	224,244

Total cost of revenues	182,363	290,162	361,849	594,109

Gross profit	398,801	597,123	574,187	653,504

Operating expenses:
General and administrative	507,469	348,976	1,075,617	1,169,198
Sales and marketing	252,240	323,439	480,022	645,333
Depreciation	6,772	7,647	12,116	14,437

Total operating expenses	766,481	680,062	1,567,755	1,828,968

Loss from operations	(367,680)	(82,939)	(993,568)	(1,175,464)

Other income (expense)
Derivative gain	-	-	15,470	-
Interest expense, net	(41,227)	(72,311)	(102,606)	(127,659)

Total other income (expense)	(41,227)	(72,311)	(87,136)	(127,659)

Net loss	$(408,907)	$(155,250)	$(1,080,704)	$(1,303,123)

Basic and diluted net loss per share:	$(0.01)	$(0.00)	$(0.03)	$(0.04)

Weighted average number of common shares outstanding - basic and diluted	47,362,047	32,590,850	43,182,708	31,589,531

See notes to these condensed consolidated financial statements.

GLOBALWISE INVESTMENTS, INC. and SUBSIDIARY

Condensed Consolidated Statement of Stockholders' Deficit

For the Six Months Ended June 30, 2013

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2012	36,490,345	$36,492	$1,348,794	$(5,668,666)	$(4,283,380)

Convertible Securities Exercised	1,998,369	1,998	586,872	-	588,870

Shares issued for accounts payable and accrued liabilities	873,333	873	261,127	-	262,000

Share Return	(7,000,000)	-	-	-	-

Private Placement of Stock	15,000,000	15,000	2,716,021	-	2,731,021

Net loss	-	-	-	(1,080,704)	(1,080,704)

Balance, June 30, 2013	47,362,047	$54,363	$4,912,814	$(6,749,370)	$(1,782,193)

See Notes to these condensed consolidated financial statements

GLOBALWISE INVESTMENTS, INC. and SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(1,080,704)	$(1,303,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,116	14,437
Bad debt expense	14,757	-
Amortization of deferred financing costs	4,158	5,004
Amortization of beneficial conversion option	2,387	-
Amortization of original issue discount	1,206	-
Gain on derivative	(15,470)	-
Changes in operating assets and liabilities:
Accounts receivable	(427,220)	(64,716)
Prepaid expenses and other current assets	(30,766)	(26,437)
Accounts payable and accrued expenses	(380,608)	610,830
Other long-term liabilities - related parties	(30,657)	31,209
Deferred interest expense	21,251	17,501
Deferred revenues	124,929	(218,068)
Deferred compensation	(90,805)	19,096
Total adjustments	(794,722)	388,856
Net cash used in operating activities	(1,875,426)	(914,267)

Cash flows from investing activities:
Repayment of equity receivable	-	5,600
Purchases of property and equipment	(16,555)	(53,778)
Net cash used in investing activities	(16,555)	(48,178)

Cash flows from financing activities:
Proceeds from notes payable	$-	$661,056
Proceeds from notes payable - related parties	-	314,000
Repayment of notes payable	(186,122)	(135,516)
Repayment of notes payable - related parties	(131,500)	-
Sale of Common Stock	2,731,021	-
Net cash provided by financing activities	2,413,399	839,540

Net increase (decrease) in cash	521,418	(122,905)
Cash - beginning of period	46,236	140,271
Cash - end of period	$567,654	$17,366

Supplemental disclosure of cash flow information:
Cash paid during the period for interest and taxes	$101,165	$40,103
Supplemental disclosure of non-cash financing activities:
Accounts payable and accrued interest converted to equity	$286,370	$-
Notes payable converted to equity	469,500	-
Notes payable - related party converted to equity	95,000	-
Total non-cash financing activities	$850,870	$-

See notes to these condensed consolidated financial statements.

1.	Business Organization and Nature of Operations

Globalwise Investments, Inc. (“Globalwise”) is a Nevada holding company incorporated in 1997, with a single operating subsidiary, Intellinetics, Inc. (“Intellinetics”), (Globalwise and Intellinetics together hereinafter referred to as the “Company”). On February 10, 2012 (the “Closing Date”), Globalwise entered into a Securities Exchange Agreement (the “Exchange Agreement”) by and between itself and Intellinetics. Pursuant to the terms of the Exchange Agreement, all of the former shareholders of Intellinetics transferred to Globalwise all of their shares of Intellinetics in exchange for shares of common stock (“Share Exchange”) of Globalwise. Prior to the Share Exchange, Globalwise was a non-operating public shell company. As a result of the Share Exchange, Intellinetics became a wholly-owned subsidiary of Globalwise. The Share Exchange was accounted for as a reverse merger and recapitalization of Intellinetics (See Note 4 – Share Exchange). The Company is an enterprise content management (ECM) software development, sales and marketing company serving both the public and private sectors. In the public sector, the Company’s products, services and process models serve, principally, the critical needs of law enforcement and compliance agencies within the state and local government establishment. Intellinetics was formed in December 1996 as a corporation in the state of Ohio.

The Company provides its software solutions principally through (i) the direct licensing of its software installed on customer computer platforms and (ii) software as a service, accessible through the internet. The Company’s comprehensive solutions include services that range from pre-installation assessment, project scoping, implementation, consulting and ongoing software maintenance and customer support.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8.03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation of the consolidated financial position of the Company as of June 30, 2013 and the condensed consolidated results of its operations for the three and six months ended June 30, 2013 and June 30, 2012, and cash flows for the six months ended June 30, 2013 and June 30, 2012 have been included. The Company has evaluated subsequent events through the issuance of this Form 10-Q. Operating results for the three months and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other interim or future period. Accordingly, the condensed consolidated financial statements included in this Form 10-Q for the quarter ended June 30, 2013 (this “Form 10-Q”) should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “2012 Form 10-K”) filed with the Securities and Exchange Commission on April 1, 2013, and the notes to the audited consolidated financial statements contained in our Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission on April 30, 2013.

3. Liquidity and Management’s Plans

Through June 30, 2013, the Company has incurred an accumulated deficit since inception of $6,749,370. At June 30, 2013, the Company had a cash balance of $567,654, primarily as a result of the private placement discussed in detail elsewhere in this Form 10-Q.

From the Company’s inception, it has generated revenues from the sales and implementation of its internally generated software applications.

The Company’s plan is to increase its sales and market share by developing an expanded network of resellers through which the Company can sell its expanded software product portfolio. The Company expects that this marketing initiative will require that it hire and develop an expanded sales force and enhance its product marketing efforts, all of which will require additional capital.

On the Closing Date, the Company consummated its merger, and its shares began trading on the OTC Bulletin under the symbol “GWIV”. The Company intends to deploy capital to expand its sales and marketing capabilities, develop ancillary software products, enhance its internal infrastructure, support the accounting, auditing and legal costs of operating as a public company, and provide working capital.

The Company expects that through the next 10 to 16 months, the capital requirements to fund the Company’s growth and to cover the operating costs as a public company will consume substantially all of the cash flows that it intends to generate from its operations, as well as the funds raised in the private placement discussed elsewhere in this Form 10-Q, in addition to the proceeds of any issuances of debt and equity securities, if consummated. The Company further believes that during this period, while the Company is focusing on the growth and expansion of its business, the gross profit that it expects to generate from operations will not generate sufficient funds to cover these anticipated operating costs. Our cash requirements are insufficient by approximately $120,000 per month. Accordingly, the Company expects to use proceeds from the private placement to sustain operations and to follow through on the execution of its business plan. Assuming over the next 10 to 16 months, we do not increase our cash flow generated from operations, we will need an additional $1,200,000 to $1,920,000 to fund planned operations. There is no assurance that the Company’s plans as discussed above will materialize and/or that the Company will have sufficient funds to fund the Company’s operations. Given these conditions, the Company’s ability to continue as a going concern is contingent upon successfully managing its cash requirements. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrants into established markets, the competitive environment in which the Company operates and its cash requirements. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the six months ended June 30, 2013, the Company raised $2,731,021 in net new funds through the issuance of the Company’s common stock to certain accredited investors through a private placement. The Company used portions of the net proceeds from the private placement of securities for working capital and general corporate purposes, including without limitation, debt reduction purposes.

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

The number of customers that comprise the Company’s customer base, along with the different industries, governmental entities and geographic regions, in which the Company’s customers operate, limits concentrations of credit risk with respect to accounts receivable. The Company does not generally require collateral or other security to support customer receivables; however, the Company may require its customers to provide retainers, up-front deposits or irrevocable letters-of-credit when considered necessary to mitigate credit risk. The Company has established an allowance for doubtful accounts based upon facts surrounding the credit risk of specific customers and past collections history. Credit losses have been within management’s expectations. At June 30, 2013 and December 31, 2012, the Company's allowance for doubtful accounts was $20,978 and $6,221, respectively.

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

Both employee and non-employee grants of stock are fully vested at their respective date of grants. For the three months and six months ended June 30, 2013 and 2012, there was no share-based compensation.

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

b) Sale of Software Licenses with Professional Services

In connection with the sale of software with professional services, the Company provides the customer with a solution that is customized or configured to fit the customer’s particular needs and/or our professional services are essential to the functionality of the software. In these arrangements, the software license and professional services do not qualify for separate accounting. Accordingly, we record the revenues of these sales as prescribed by ASC 985-605, in accordance with the contract accounting guidelines in ASC 605-35, “Revenue Recognition: Construction-Type and Production-Type Contracts”, after evaluating for separation of any non-ASC 605-35 elements in accordance with the provisions of ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements,” as updated. The accounting guidelines require that the software license revenue to be recognized together with the professional services based on contract accounting using either the percentage-of-completion or completed-contract method. The Company recognizes revenues for these contracts under the completed contract method, as we believe it is the appropriate method through June 30, 2013.

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

Advertising

The Company expenses the cost of advertising as incurred. Advertising expense for the three months and six months ended June 30, 2013 and 2012 amounted to approximately $6,698 and $10,072, and $8,857 and $38,267, respectively.

6. Property and Equipment

Property and equipment are comprised of the following:

	June 30,	December 31,
	2013	2012
Computer hardware and purchased software	$296,900	$281,846
Leasehold improvements	221,666	220,166
Furniture and fixtures	88,321	88,322
	606,887	590,334
Less: accumulated depreciation and amortization	(544,319)	(532,205)
Property and equipment, net	$62,568	$58,129

Total depreciation expense on the Company’s property and equipment for the three months and six months ended June 30, 2013 and 2012 amounted to $6,772 and $12,116, and $7,647 and $14,437, respectively.

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

On July 17, 2009, the Company's sole operating subsidiary, Intellinetics, issued a note payable to the Ohio State Development Authority in the amount of $1,012,500, with a maturity date of September 1, 2015, bearing interest at a rate of 6.00% per annum (“Authority Loan No. 1”). Pursuant to the terms of the loan, Intellinetics was required to pay only interest through September 30, 2010 and then monthly principal and interest payments of $23,779 through September 30, 2015. The note is secured by a senior secured interest on all business assets financed with loan proceeds, as well as a second secured interest in all business assets. Upon maturity, by acceleration or otherwise, Intellinetics shall pay a loan participation fee of $101,250, which is accounted for as a loan premium, accreted monthly, utilizing the interest method, over the term of the loan. Effective December 31, 2012, Intellinetics and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule relating to Authority Loan No. 1 deferring principal and interest payments for a six month period from December 1, 2012 to May 1, 2013, with the next principal and interest payment due on June 1, 2013. Effective March 12, 2013, Intellinetics and the Ohio State Development Authority entered into another Notice and Acknowledgement of Modification to Payment Schedule relating to Authority Loan No. 1, deferring principal and interest payment until December 31, 2013, with the next principal and interest payment due on January 1, 2014. As of June 30, 2013, the principal amount outstanding under Authority Loan No. 1 was $741,788.

On June 3, 2011, the Company's sole operating subsidiary, Intellinetics, issued a note payable to the Ohio State Development Authority in the amount of $750,000, with a maturity date of August 1, 2018, bearing interest at a rate of 1% per annum for the first 12 months, then interest at rate of 7% per annum for the second 12 months (“Authority Loan No. 2”). Pursuant to the terms of the loan, Intellinetics is not obligated to remit payments of principal until the beginning of the third year of the loan, September 1, 2013. The monthly principal and interest payments, beginning on the third anniversary of the loan origination, are $14,850 and are payable on a monthly basis through July 13, 2017. The note is secured by a senior secured interest on all business assets financed with loan proceeds, as well as a second secured interest in all business assets. Upon maturity, by acceleration or otherwise, Intellinetics shall pay a loan participation fee of $75,000, which is accounted for as a loan premium, accreted monthly utilizing the interest method, over the term of the loan. The interest rate of 1% during the first 12 months of this loan was considered to be below market for that period. The Company further determined that over the life of the loan, the effective interest rate was 5.6% per annum. Accordingly, during the first 12 months of the loan, the Company recorded interest expense at the 5.6% rate per annum. The difference between the interest expense accrual at 5.6% and the stated rate of 1% over the first 12 months is credited to deferred interest. The deferred interest amount that is accumulated over the first 12 months of the loan term will be amortized as a reduction to interest expense over the remaining term of the loan. At June 30, 2013 and December 31, 2012, deferred interest of $62,691 and $41,440, respectively, was reflected within long-term liabilities on the accompanying condensed consolidated balance sheets. Effective December 31, 2012, Intellinetics and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule relating to Authority Loan No. 2 deferring the interest payment for a six month period from December 1, 2012 to May 1, 2013, with the next interest payment due on June 1, 2013. Effective March 12, 2013, Intellinetics and the Ohio State Development Authority entered into another Notice and Acknowledgement of Modification to Payment Schedule, deferring principal and interest payment until December 31, 2013, with the next principal and interest payment due on January 1, 2014. As of June 30, 2013, the principal amount outstanding under Authority Loan No. 2 was $750,000.

The Authority Loans were granted to Intellinetics in connection with the State of Ohio’s economic development programs. The proceeds from these loans were used by Intellinetics to support its efforts in developing software solutions for its customers.

These Authority Loans are subject to certain covenants and reporting requirements. The material covenants include:

●	providing quarterly financial information and management certifications;
●	maintaining our principal office in the state of Ohio;
●	maintaining insurance for risk of loss, public liability, and worker's compensation;
●	delivering notice in the event of default, any pending or threatened action that would materially impair the company;
●	permitting the inspection of books, records, and premises;
●	not selling or disposing of substantially all of our assets or equity or merging or consolidating with another entity without consent; and
●	not pledging or encumbering our assets.

Additionally, Intellinetics is required to, within three years of the respective loan origination dates of each of the Authority Loans, have created and/or retained an aggregate of 25 full time jobs in the State of Ohio. Should Intellinetics not have attained these employment levels by the respective dates, then the interest rates on the Authority Loans shall increase to 10% per annum. The Authority Loans are the subject of an intercreditor agreement involving the Bank Loan, which provides for cross notifications between the lenders in an event of a default. We have had past instances of non-compliance with certain of the loan covenants. We are currently in compliance with the material loan covenants. There can be no assurance that we will not become non-compliant with one or more of these covenants in the future.

On June 6, 2012, the Company issued a note to an individual for $50,000, bearing interest at 10.0% per annum, with a maturity date of June 1, 2013. On May 31, 2013, the Company paid in full, all principal of the $50,000 note and all interest in the amount of $1,168. For the period ended June 30, 2013, the largest amount of principal outstanding and interest accrued but not paid were $0 and $0, respectively. The Company does not have any on-going relationship with the individual.

On August 7, 2012, (the “Effective Date”), the Company issued a $400,000 Promissory Note (the “$400,000 Note”) to a Lender. The Principal Sum due to the Lender shall be prorated based on the consideration actually funded by the Lender, plus an approximate 10% Original Issue Discount (“OID”) that is prorated based on the consideration actually funded by the Lender as well as any other interest or fees, such that the Company is only required to repay the amount funded and the Company is not required to repay any unfunded portion of the $400,000 Note. The $400,000 Note has a maturity date of twelve (12) months from the Effective Date and accrues interest at zero percent. If the $400,000 Note remains outstanding after 90 days, a one-time 5% interest rate will be applied. In addition, the Lender has the right, at any time 90 days after the Effective Date, at its election, to convert all or part of the outstanding and unpaid Principal Sum and accrued interest into shares of fully paid and non-assessable shares of common stock of the Company. The Conversion Price is the lesser of $1.50 or 70% of the lowest trade price in the 25 trading days previous to the conversion. The common shares issuable upon conversion of the $400,000 Note have “piggyback” registration rights and must be included in the next registration statement the Company files with the “Securities and Exchange Commission. In the event of default under the $400,000 Note, default interest will accrue at a rate of 18% and the Company will be assessed a significant default penalty. The initial consideration received on August 8, 2012 was $100,000, and the Company has not received any further consideration to date from the Lender. On November 8, 2012, the Company and the Lender entered into an amendment to the $400,000 Note extending the repayment date to 180 days from August 8, 2012 for a fee of 15% added to the $400,000 Note, If the Company repays the $400,000 Note on or before 180 days from August 8, 2012, an additional prepayment fee of 15% shall be added to the outstanding balance of the $400,000 Note such that the total balance due to the Lender would be $154,292. The Company has computed the present value of the amount funded at $109,905 as of December 31, 2012 as a result of its non-interest bearing terms. Additionally, the Company recorded a discount in the amount of $23,252 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the interest method of accretion over the expected term of the note. Further, the Company has recognized a derivative liability resulting from the variable change in conversion rate in relation to the change in market price of the Company’s common stock. The Company recognized a loss on derivative during 2012 in the amount of $15,470 and amortization of the debt discount in the amount of $20,864 in connection with the initial valuation of the beneficial conversion feature of the note for the year ended December 31, 2012. As of December 31, 2012, the principal balance, net of discounts, totaled $107,518. Accrued interest included in accounts payable and accrued expenses totaled $23,056. On January 30, 2013, the Company paid off in full, all principal plus fees in the total amount of $154,292. The termination of the option to exercise the beneficial conversion feature resulted in a derivative gain of $15,470 on January 30, 2013. For the period ended June 30, 2013, the largest amount of principal outstanding and interest accrued but not paid were $0 and $0, respectively. The Company does not have any on-going relationship with the Lender.

On February 15, 2013, the Company converted aggregate amount of debt (principal and interest) in the amount of $489,211 issued by the Company and its sole operating subsidiary, Intellinetics, Inc., to an advisor (as identified in the table below with principal amounts of $131,500, $300,000, and $38,000), (“Alpharion”), into 1,686,935 restricted shares of the Company at a price of $0.29 per share (based on the closing price of Globalwise shares on February 14, 2013, the immediately preceding business day). Prior to the above referenced conversion, pursuant to an assignment and assumption agreement between Intellinetics and the Company dated February 15, 2013, the aggregate amount of debt in the amount of $489,211 held by Intellinetics (the “$489,211 of Intellinetics Debt”) was assigned to Globalwise, with the consent of Alpharion, and Globalwise issued to Alpharion a Globalwise convertible promissory note in the amount of $489,211 (the “489,211 of Globalwise Note”) in exchange for Alpharion discharging the $489,211of Intellinetics Debt. Following the issuance of the $489,211Globalwise Note, on February 15, 2013, pursuant to a satisfaction of note agreement between Globalwise and Alpharion, Alpharion converted such $489,211 Globalwise Note into 1,686,935 restricted shares of Globalwise (the “1,686,935 Globalwise Restricted Share Issuance”), (subject to the applicable holding period restrictions under Rule 144) in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC. For the period ended June 30, 2013, the largest amount of principal outstanding and interest accrued but not paid were $0 and $0, respectively.

The table below reflects all notes payable at June 30, 2013 and December 31, 2012, respectively, with the exception of related party notes disclosed in Note 8 - Notes Payable - Related Parties.

	June 30,	December 31,
	2013	2012
Bank Loan, due April 30, 2014	$35,974	$60,986
Authority Loan No. 1, due September 1, 2015	741,788	741,788
Authority Loan No. 2, due August 1, 2018	750,000	750,000
Notes payable to advisor, due March 16, 2013	-	131,500
Note payable to advisor, due July 1, 2013	-	300,000
Note payable due August 6, 2013	-	107,518
Note payable to advisor, due February 8, 2013	-	38,000
Note payable due June 1, 2013	-	50,000

Total notes payable	$1,527,762	$2,179,792
Less current portion	(221,688)	(670,527)
Long-term portion of notes payable	$1,306,074	$1,509,265

Future minimum principal payments of these notes payable with the exception of the related party notes in Note 8 - Notes Payable - Related Parties, as described in this Note 7 are as follows:

For the Twelve-Month Period Ended June 30,	Amount
2014	$221,688
2015	367,680
2016	530,759
2017	154,573
2018	165,747
Thereafter	87,315
Total	$1,527,762

As of June 30, 2013 and December 31, 2012, accrued interest for these notes payable with the exception of the related party notes in Note 8 - Notes Payable - Related Parties, was $115,289 and $133,894, respectively, and reflected within accounts payable and accrued expenses on the condensed consolidated balance sheets. As of June 30, 2013 and December 31, 2012, accrued loan participation fees were $120,523 and $104,277, respectively, and reflected within accounts payable and accrued expenses on the condensed consolidated balance sheets. As of June 30, 2013 and December 31, 2012, deferred financing costs were $22,796 and $26,954, respectively, and reflected within other assets on the condensed consolidated balance sheets.

For the three months and six months ended June 30, 2013 and 2012, interest expense, including the amortization of deferred financing costs, accrued loan participation fees, original issue discounts, deferred interest and related fees and the embedded conversion feature was $36,548 and $100,788, and $51,100 and $99,665, respectively.

8. Notes Payable - Related Parties

On March 29, 2012, the Company issued an unsecured note payable to Ramon Shealy ("Mr. Shealy"), a then director of the Company, who subsequently resigned from the Board of Directors on December 17, 2012, for personal reasons, in the amount of $238,000, bearing interest at a rate of 10% for the term of the note. All principal and interest was due and payable on June 27, 2012, but was later extended to November 24, 2012. On April 16, 2012, the Company issued a note payable to Mr. Shealy, in the amount of $12,000, bearing interest at a rate of 10% per quarter. All principal and interest was due on July 15, 2012, but was later extended to November 24, 2012. On November 24, 2012 the $238,000 Shealy Note and the $12,000 Shealy Note were combined into a $250,000 promissory note, under the same terms, with a maturity date of January 1, 2014. On March 13, 2013, the Company paid $100,000 of the principal amount of the $250,000 promissory note to Mr. Shealy. As of June 30, 2013, the $250,000 promissory note issued to Mr. Shealy had a principal balance of $150,000 and accrued interest of $22,076.

On June 20, 2012, the Company issued an unsecured promissory note payable to Jackie Chretien, a relative of the Company’s Founders, in the amount of $14,000, due July 1, 2014 and bearing interest at 5% per annum, with the principal and interest to be paid at maturity (the “$14,000 Jackie Chretien Note”). On March 5, 2013, the Company paid off in full, all principal of the $14,000 Jackie Chretien Note, and all accrued interest in the amount of $493. For the period ended June 30, 2013, the largest amount of principal outstanding and interest accrued but not paid were $0 and $0, respectively.

On March 2, 2009, the Company issued an unsecured promissory note payable to Jackie Chretien, in the amount of $80,000 due January 1, 2014 and bearing interest at 5% per annum, with the principal and interest to be paid at maturity (the “$80,000 Jackie Chretien Note”). During 2011, the Company paid $15,000 in principal to Jackie Chretien. During the six months ended June 30, 2013, the Company paid $17,500 in principal and $9,014 in accrued interest to Jackie Chretien related to this note. As of June 30, 2013 the $80,000 Jackie Chretien Note had a principal balance of $47,500 and accrued interest of $1,559.

On December 29, 2001, the Company issued an unsecured promissory note payable to A. Michael Chretien, a Founder of the Company, in the amount of $55,167, with any unpaid principal and interest due on January 1, 2014 (the “$55,167 A. Michael Chretien Note”). During 2011, the Company made principal payments of $14,752 to A. Michael Chretien. As of June 30, 2013, the $55,167 A. Michael Chretien Note had a principal balance of $40,415 and accrued interest of $13,082.

On July 16, 2012, the Company issued an unsecured note payable to a shareholder, Mr. Haddix (who on December 13, 2012 became a member of the Board of Directors of the Company and subsequently resigned from the Board on April 2, 2013 for health reasons), in the amount of $95,000, due 45 days from the date of issuance and bearing interest at a rate of 10% per annum, with the principal and interest to be paid on maturity (the “$95,000 Haddix Note”). On August 29, 2012 the maturity was extended to November 16, 2012. On November 16, 2012 the maturity was extended to December 16, 2012. On December 14, 2012, the maturity was extended to January 15, 2013 with all other terms remaining unchanged. On January 14, 2013 the Company entered into a satisfaction of note agreement with Mr. Haddix whereby Mr. Haddix surrendered the note to the Company and discharged the principal amount due under the Note in consideration for the Company issuing to Mr. Haddix a convertible promissory note in the amount of $95,000 plus accrued interest of $4,659 (for a total of $99,659) due January 1, 2014. On January 15, 2013 Mr. Haddix exercised his conversion rights under the convertible promissory note and surrendered the convertible promissory note to the Company. The company issued to Mr. Haddix 311,434 restricted common shares, $.001 par value, at $0.32 per share (based on the closing price on the immediately preceding business day subject to the applicable holding period restrictions under Rule 144) in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC. For the period ended June 30, 2013, the largest amount of principal outstanding and interest accrued but not paid were $0 and $0, respectively.

The table below reflects Notes payable due to related parties at June 30, 2013 and December 31, 2012, respectively:

	June 30,	December 31,
	2013	2012
The $95,000 Haddix Note	$-	$95,000
The $14,000 Jackie Chretien Note	-	14,000
The $80,000 Jackie Chretien Note	47,500	65.000
The $55,167 A. Michael Chretien Note	40,415	40,415
The $250,000 Shealy Note	150,000	250,000
Total notes payable - related party	$237,915	$464,415
Less current portion	(237,915)	(95,000)
Long-term portion of notes payable-related party	$-	$369,415

Future minimum principal payments of these notes payable as described in this Note 8 are as follows:

For the Twelve Months Ended June 30,	Amount
2014	$237,915
Total	$237,915

As of June 30, 2013 and December 31, 2012, accrued interest for these notes payable to related parties amounted to $36,718 and $72,033, respectively.

For the three months and six months ended June 30, 2013 and 2012, interest expense in connection with notes payable – related parties was $4,678 and $9,901, and $21,211 and $26,933, respectively.

9. Deferred Compensation

Deferred compensation consists of accumulated compensation earned by the Company’s two founders, President and Chief Executive Officer, and Chief Financial Officer and not paid as of June 30, 2013 and December 31, 2012. Pursuant to the Company’s employment agreements with the founders, the Company has agreed to pay deferred compensation totaling $215,012 in cash to these founders on March 31, 2015. All other deferred compensation will be paid during 2013.

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

Future minimum lease payments under this operating lease are as follows:

For the Twelve Months Ended June 30,	Amount
2014	$40,500
2015	20,250
Total	$60,750

Rent expense charged to operations for the three months and six months ended June 30, 2013 and 2012 amounted to $10,125 and $20,250, respectively.

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

Shares Issued and Outstanding and Shares Reserved for Exercise of Warrants

Since the issuance of the shares of Common Stock in the Offering described above, the Company has 47,362,047 shares of Common Stock issued and outstanding; and 1,848,214 shares reserved for issuance upon the exercise of outstanding warrants.

Assignment and Assumption of Notes, Conversion of Notes to Convertible Promissory Notes, and Conversion of Convertible Promissory Notes to Restricted Common Stock

On February 15, 2013, the Company converted aggregate amount of debt (principal and interest) in the amount of $489,211 issued by the Company and its sole operating subsidiary, Intellinetics, Inc., to Alpharion Capital Partners, Inc. (“Alpharion”) into 1,686,935 restricted shares of the Company at a price of $0.29 per share (based on the closing price of Globalwise shares on February 14, 2013, the immediately preceding business day). Prior to the above referenced conversion, pursuant to an assignment and assumption agreement between Intellinetics and the Company dated February 15, 2013, the aggregate amount of debt in the amount of $489,211 held by Intellinetics (the “$489,211 of Intellinetics Debt”) was assigned to Globalwise, with the consent of Alpharion, and Globalwise issued to Alpharion a Globalwise convertible promissory note in the amount of $489,211 (the “$489,211 of Globalwise Note”) in exchange for Alpharion discharging the $489,211 of Intellinetics Debt. Following the issuance of the $489,211 Globalwise Note, on February 15, 2013, pursuant to a satisfaction of note agreement between Globalwise and Alpharion, Alpharion converted such $489,211 Globalwise Note into 1,686,935 restricted shares of Globalwise (the “1,686,935 Globalwise Restricted Share Issuance”), (subject to the applicable holding period restrictions under Rule 144) in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC. For the period ended June 30, 2013, the largest amount of principal outstanding and interest accrued but not paid were $0 and $0, respectively.

On July 16, 2012, the Company issued an unsecured note payable to a shareholder, Mr. Haddix (who on December 13, 2012 became a member of the Board of Directors of the Company, and subsequently resigned from the Board on April 2, 2013 for health reasons), in the amount of $95,000, due 45 days from the date of issuance and bearing interest at a rate of 10% per annum, with the principal and interest to be paid on maturity (the “$95,000 Haddix Note”). On August 29, 2012, the maturity was extended to November 16, 2012. On November 16, 2012, the maturity was extended to December 16, 2012. On December 14, 2012 the maturity was extended to January 15, 2013. All other provisions of the promissory note were unchanged. On January 14, 2013, Globalwise entered into a satisfaction of note agreement with Mr. Haddix whereby Mr. Haddix surrendered the $95,000 Haddix Note and accrued interest in the amount of $4,659 (for a total of $99,659) to Globalwise and discharged the principal and accrued interest in the amount of $99,659 in consideration for Globalwise issuing to Mr. Haddix a convertible promissory note in the amount of $99,659 due February 15, 2013 at an interest rate of 10%. On January 14, 2013, Mr. Haddix exercised his conversion rights under the convertible promissory note and surrendered the convertible promissory note to Globalwise and Globalwise issued to Mr. Haddix 311,434 restricted common shares, $0.001 par value, at $0.32 per share (based on the closing price on the immediately preceding business day) (subject to the applicable holding period restrictions under Rule 144) in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC. For the period ended June 30, 2013, the largest amount of principal outstanding and interest accrued but not paid were $0 and $0, respectively.

Return to Treasury of Shares and Issuance of Contingent Warrants

On February 15, 2013, the Company and A. Michael Chretien, a member of the Board of Directors of the Company, entered into a return to treasury agreement dated February 15, 2013, whereby A. Michael Chretien returned 3,500,000 shares of common stock of the Company, par value $0.001 per share to the Company. As consideration for A. Michael Chretien returning to treasury 3,500,000 shares of Common Stock he owns, the Company issued a four-year warrant to A. Michael Chretien with a right to purchase 3,500,000 shares of Common Stock at $0.001 per share within four-years of the shareholders of the Company increasing the number of authorized shares of Common Stock of the Company (the “A. Michael Chretien Warrant”), with piggyback registration rights. The A. Michael Chretien Warrant has a right of first refusal for A. Michael Chretien to exercise up to 3,500,000 shares prior to the Company issuing shares of Common Stock in any transaction. The Company issued the A. Michael Chretien Warrant in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC. Based on the closing price of company shares on February 15, 2013, of $0.28 per share, the approximate value of 3,500,000 shares is equal to $980,000.

On February 15, 2013, the Company and Matthew Chretien, a member of the Board of Directors of the Company, entered into a return to treasury agreement dated February 15, 2013, whereby Matthew Chretien returned 3,500,000 shares of common stock of the Company, par value $0.001 per share to the Company. As consideration for Matthew Chretien returning to treasury 3,500,000 shares of Common Stock he owns, the Company issued a four-year warrant to Matthew Chretien with a right to purchase 3,500,000 shares of Common Stock at $0.001 per share within four-years of the shareholders of the Company increasing the number of authorized shares of Common Stock of the Company (the “Matthew Chretien Warrant”), with piggyback registration rights. The Matthew Chretien Warrant has a right of first refusal to exercise up to 3,500,000 shares prior to the Company issuing shares of Common Stock in any transaction, other than pursuant to the A. Michael Chretien Warrant. The Company issued the Matthew Chretien Warrant in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC. Based on the closing price of company shares on February 15, 2013, of $0.28 per share, the approximate value of 3,500,000 shares is equal to $980,000.

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

12. Concentrations

Revenues from the Company’s services to a limited number of customers have accounted for a substantial percentage of the Company’s total revenues. For the three months ended June 30, 2013, the Company’s two largest customers, Dicarz Corp. (“Dicarz”), a reseller, and Ohio Auditor of State, a direct client, accounted for 15% and 9%, respectively, of the Company’s revenue for that period. For the three months ended June 30, 2012, the Company’s two largest customers, Tiburon, Inc. (“Tiburon”) and Lexmark International, Inc. (“Lexmark”), which are both Resellers, accounted for approximately 39% and 11%, respectively, of the Company’s revenue for that period. For the six months ended June 30, 2013, the Company’s two largest customers, Dicarz and Tiburon, accounted for approximately 10% and 8%, respectively, of the Company’s revenues for that period. For the six months ended June 30, 2012, the Company’s two largest customers, Tiburon and Lexmark, accounted for approximately 33% and 12%, respectively, of the Company’s revenues for that period.

For the three months ended June 30, 2013 and 2012, government contracts represented approximately 44% and 32% of the Company’s total revenues, respectively. A significant portion of the Company’s sales to Tiburon and Lexmark represent ultimate sales to government agencies. For the six months ended June 30, 2013 and 2012 government contracts represented approximately 47% and 35%, respectively, of the Company’s net revenue.

As of June 30, 2013, accounts receivable concentrations from the Company’s two largest customers were 15% and 12% of gross accounts receivable, respectively, and as of June 30, 2012, accounts receivable concentrations from the Company’s two largest customers were 28% and 5% of gross accounts receivable, respectively. Accounts receivable balances from the Company’s two largest customers at June 30, 2013 have since been partially collected.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the three and six months ended June 30, 2013 and 2012 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q for fiscal quarter ended June 30, 2013 (the “Form 10-Q”), with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for fiscal year ended December 31, 2012 (the “2012 Form 10-K”), and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission on April 30, 2013. References in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to the “Company,” “us,” “we,” “our,” and similar terms refer to Globalwise Investments, Inc., a Nevada corporation (“Globalwise”), and our wholly-owned subsidiary, Intellinetics, Inc., an Ohio corporation (“Intellinetics”), unless otherwise noted. Portions of this Form 10-Q (including information incorporated by reference) include “forward-looking statements.” The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. The most significant of these risks, uncertainties and other factors are described in "Item 1A-Risk Factors" of our 2012 Form 10-K. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Recent Development

On July 31, 2013, our Board of Directors appointed Matthew L. Chretien, as our interim President and Chief Executive Officer.

Mr. Chretien, age 45, replaces William J. Santiago who resigned as President and Chief Executive Officer and as a Board member of the Company and its sole-operating subsidiary, Intellinetics, Inc., effective as of the same date in order to pursue other interests.

During the interim period, there will be no changes to Mr. Chretien’s employment agreement other than the change in title to interim President and Chief Executive Officer. Mr. Chretien will also continue in his role as a Director of the Board, Chief Technology Officer and Treasurer. Mr. Chretien is the son of A. Michael Chretien, a co-founder of Intellinetics and the Chairman of the Board of the Company.

The Share Exchange

Globalwise is a Nevada holding company incorporated in 1997, with a single operating subsidiary, Intellinetics. On February 10, 2012 (the “Closing Date”), Globalwise entered into a Securities Exchange Agreement (the “Exchange Agreement”) by and between itself and Intellinetics. Pursuant to the terms of the Exchange Agreement, all of the former shareholders of Intellinetics transferred to Globalwise all of their shares of Intellinetics in exchange for shares of common stock (“Share Exchange”) of Globalwise. Prior to the Share Exchange, Globalwise was a non-operating public shell company. As a result of the Share Exchange, Intellinetics became a wholly-owned subsidiary of Globalwise. The Share Exchange was accounted for as a reverse merger and recapitalization of Intellinetics (See Note 4 – Share Exchange).

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

Our sales cycle has historically been comparatively long (i.e., 18-24 months), and customer margins have varied as we provided customer-focused services and project specific features to satisfy a customers’ specific needs.

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

To date, most of our software customers install our software onto computers at their location (premises-based). Our software applications are also available through the internet, as a service generally referred to as the “cloud” or “SaaS” (“software as a service”), allowing customers to avoid the upfront costs of the typical premises-based software installation. We anticipate that software as a service will become a primary source of revenues for us. Our software as a service revenue for the three and six months ended June 30, 2013, represented 6 percent and 7 percent, respectively, of our total revenue for each period. As we continue to develop and expand our software as a service revenue stream through our expanding network of channel partners, we expect to continue to see fluctuations in revenue which reflect the net impact of channel partner-specific sales plans and priorities. While subscriber growth through software as a service delivery is a key strategic goal, channel partners also are able to sell premise-based solutions. Thus, quarter to quarter variations in revenue sources are expected and reflect different channel partner-specific strategies and results. Over the long term, we expect software as a service will continue to increase as a percentage of total revenue. As an indication of the anticipated change in our revenue stream, at December 31, 2011, we had eight customers subscribing to software as a service and at December 31, 2012, we had 231 customers subscribing to software as a service, with an increase to 357 customers subscribing to software as a service by June 30, 2013.

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

General and Administrative Expenses

General and administrative expenses consist of the compensation and overhead of administrative personnel and professional service firms performing administrative functions, including management, accounting, finance and legal services, in addition to expenses associated with infrastructure, including depreciation, information technology, telecommunications, facilities and insurance.

Interest, Net

Interest, net, consists primarily of interest expense associated with our notes payable. See Results of Operations – Interest Expense – Net, for additional information.

Results of Operations

Overview

We reported net losses of $408,907 and $155,250 for the three months ended June 30, 2013 and 2012, respectively, representing an increase in net loss of $253,657 or 163% and a $86,419 net increase in operating and other expenses during this period. The increase in net loss between the three months ended June 30, 2013 and 2012 included a decrease in gross profit of $198,322 or 33% between the three months ended June 30, 2013 and 2012. The increase in operating and other expenses for the three months ended June 30, 2013 principally consisted of legal, consulting and professional fees incurred relating to operating as a public company. We reported net losses of $1,080,704 and $1,303,123 for the six months ended June 30, 2013 and 2012, respectively, representing a decrease in net loss of $222,419, or 17%. A decrease in gross profit of $79,317 for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 was offset by a $301,736 net decrease in operating and other expenses during this period. Our decrease in operating and other expenses for the six months ended June 30, 2013 was principally related to costs that we incurred in connection with the Share Exchange in the six months ended June 30, 2012.

Revenues

Our total revenues for the three months ended June 30, 2013 were $581,164 as compared to $887,285 for the three months ended June 30, 2012, a decrease of $306,121, or 35%, primarily attributable to decreases in revenues from software licenses with professional services and consulting services. Our total revenues for the six months ended June 30, 2013 were $936,036 as compared to $1,247,613 for the six months ending June 30, 2012, a decrease of $311,577 or 25%. The decrease was primarily attributable to the decrease in revenues from software licenses with professional services and consulting services as described below.

Sale of Software Licenses without Professional Services

Revenues from the sale of software licenses without professional services principally consist of sales of additional or upgraded software licenses and applications to existing customers and sales of software to our resellers. Software in this sales category is sold without professional services. These software license revenues were $130,619 and $34,939, respectively, for the three months ended June 30, 2013 and 2012, representing an increase of $95,680, or 274%. For the six months ended June 30, 2013 and 2012, these revenues were $139,279 and $56,678, respectively, representing an increase of $82,601, or 146%. The increase in sales of software licenses without professional services was due in part to additional sales and upgrades to existing customers.

Sale of Software Licenses with Professional Services

Although we have traditionally provided our software to customers through customized solutions, increasingly, we are providing our resellers and our direct customers with software solutions that require less customization that in turn, allows us to shorten our sales cycle. A new customized software engagement typically begins with a thorough assessment and mapping of the customer’s needs capacities and information technology environment. Upon the completion of the needs analysis, we then prepare a specifications document in order to determine the scope and extent of professional services work required. Then, the customization work starts with the foundation of our core software applications upon which we deliver professional services to customize features, enhancements and integration that would meet the outlined specifications. Each application is thoroughly tested by us before being installed at the customer’s location. Revenues from the sale of software licenses with professional services were $119,733 and $393,403, respectively, for the three months ended June 30, 2013 and 2012 representing, a decrease of $273,670, 70%. For the six months ended June 30, 2013 and 2012, revenues were $119,733 and $413,395, a decrease of $293,662, or 71%. This was primarily the result of our emphasis on expanding our software as a service sales model and a decrease in focus of our premise base software sales in order to follow current market trends.

Sale of Software as a Service

For those customers that wish to avoid the upfront costs of typical premises-based software installations, we provide access to our software as a service, accessible through the internet. Our customers typically enter into software as a service agreement for periods in excess of one year. Under these agreements, we generally provide access to the applicable software, data storage and related customer assistance and support. Our software as a service revenue was $34,320 and $24,596 for the three months ended June 30, 2013 and 2012, respectively, representing an increase of $9,724 or 40%. For the six months ended June 30, 2013 and 2012, software as a service revenue was $69,111 and $53,637, respectively, an increase of $15,474 or 29%.

Sale of Software Maintenance Services

Software maintenance services revenues consist of fees for post contract customer support services provided to license holders. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. Customer support revenues are generated from customers that have purchased our software. The terms of support and maintenance agreements are typically 12 months. Our software maintenance services revenue was $213,542 for the three months ended June 30, 2013 as compared to $195,857 for the three months ended June 30, 2012, an increase of $17,685, or 9%. Our software maintenance services revenue for the six months ended June 30, 2013 and 2012 were $437,006 and $373,308, respectively, an increase of $63,698, or 17%. The increase was primarily the result of new accounts that we have gained through our expanded sales channel partners and renewals of existing maintenance agreements.

Sale of Consulting Services

Consulting services revenues consist of revenues from consulting, advisory services, training, and projects to assist customers with the uploading of client data into the client’s applications. Consulting services revenues for the three months ended June 30, 2013 and 2012 were $82,950 and $238,490, respectively, representing a decrease of $155,540, or 65%. For the six months ended June 30, 2013 and 2012 consulting revenues was $170,907 and $350,595, respectively, a decrease of $179,688 or 51%. This decrease primarily resulted from two large client projects completed in 2012.

Cost of Revenues

The cost of revenues during the three months ended June 30, 2013 and 2012 were $182,363 and $290,162, respectively, representing a decrease of $107,799 or 37%. The cost of revenues during the six months ended June 30, 2013 and 2012 were $361,849 and $594,109, respectively, representing a decrease of $232,260 or 39%. The decrease in total cost of revenues is primarily the result of a decrease in third-party costs in connection with a client document conversion project in 2012.

Gross Margins

Gross margin for the company may vary widely from quarter to quarter because revenues are recognized upon the completion of software and consulting projects, while the related costs are recognized when incurred.

The gross margin for the three months ended June 30, 2013 was 69% as compared to 67% for the three months ended June 30, 2012. Overall gross margin for the six months ended June 30, 2013 was 61%, as compared to 52% for the six months ended June 30, 2012. The increase in gross margin is primarily related to thirty-party costs for the six months ending June 30, 2012 in connection with document conversion services and third-party hardware which have little to no margin.

Cost of License Revenues – without Professional Services

Cost of license revenues without professional services consists primarily of third-party software licenses that are sold in connection with our core software applications. Cost of license revenues without professional services was $6,733 and $14,627 for the three months ended June 30, 2013 and 2012, respectively, representing a decrease of $7,894, or 54%. For the six months ended June 30, 2013, costs of license revenues without professional services were $13,103, as compared to $31,832 for the six months ended June 30, 2012, representing a decrease of $18,729 of 59%.

Gross margins for this product category were 95% and 58% for the three months ended June 30, 2013 and 2012, respectively. Gross margins for this product category were 91% and 44% for the six months ended June 30, 2013 and 2012, respectively. The gross margin increases for the three and six month periods were the result of license costs spread over higher volume software licenses.

Cost of License Revenues – with Professional Services

Cost of license revenues with professional services consists primarily of the compensation of our software engineers and implementation consultants. Costs of license revenues with professional services were $117,015 for the three months ended June 30, 2013, as compared to $109,229 for the three months ended June 30, 2012, representing an increase of $7,786, or 7%. For the six months ended June 30, 2013, costs of license revenues with professional services were $231,951, as compared to $262,855 for the six months ended June 30, 2012, representing a decrease of $30,904 of 12%.

Gross margins for this product category were 2% and 72% for the three months ended June 30, 2013 and 2012, respectively. For the six months ending June 30, 2013 and 2012, the gross margins for this product category were (94%) and 36%, respectively.

This volatility in gross margin is primarily because the Company recognizes revenue based on the complete contract method, while expenses associated with that same revenue are recorded as incurred.

Cost of Software as a Service

Cost of software as a service consists primarily of technical support personnel and related costs. Cost of software as a service was $6,893 for the three months ended June 30, 2013, as compared to $7,364 for the three months ended June 30, 2012, representing a decrease of $471, or 6%. For the six months ended June 30, 2013 cost of software as a service were $13,803, as compared to $13,894 for the six months ended June 30, 2012, representing a decrease of $91, or less than 1%. The decrease in the cost of software as a service was due to the decrease in time associated with technical support personnel.

Gross margins for this product category were 80% and 70% for the three months ended June 30, 2013 and 2012, respectively. For the six months ending June 30, 2013 and 2012, the gross margins were 80% and 74%, respectively.

Cost of Software Maintenance Services

Cost of software maintenance services consists primarily of technical support personnel and related costs. Cost of software maintenance services for the three months ended June 30, 2013 was $32,374 compared to $36,404 for the three months ended June 30, 2012, representing a decrease of $4,030, or 11%. For the six months ended June 30, 2013 cost of software maintenance services were $60,324, as compared to $61,284 for the six months ended June 30, 2012, representing a decrease of $960, or 2%.The decrease in cost of software maintenance services for the three months ending June 30, 2013 were a direct result from an increase in revenues for this product category, as well as our focused efforts to reduce support costs through better utilization of knowledge-based tools and our customer support portal.

Gross margins in this product category were 85% and 81% for the three months ended June 30, 2013 and 2012, respectively. For the six months ending June 30, 2013 and 2012, the gross margins were 86% and 84%, respectively.

Cost of Consulting Services

Cost of consulting services consists primarily of the compensation of our software engineers and implementation consultants and related third-party costs. Cost of consulting services were $19,348 for the three months ended June 30, 2013, as compared to $122,538 for the three months ended June 30, 2012, representing a decrease of $103,190 or 84%. For the six months ended June 30, 2013 costs was $42,668, as compared to $224,244 for the six months ending June 30, 2012, representing a decrease of $181,576, or 81%. This decrease primarily resulted from two large client projects completed in 2012.

Gross margins in this product category were 77% and 49% for the three months ended June 30, 2013 and 2012, respectively. Gross margins in this product category were 75% and 36% for the six months ended June 30, 2013 and 2012 respectively. Gross margins related to consulting services may vary widely, depending upon the nature of the consulting project, and whether third-party conversion projects are utilized.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $507,469 during the three months ended June 30, 2013 as compared to $348,976 during the three months ended June 30, 2012, representing an increase of $158,493, or 45%. The increase is primarily due to expenses consisting of legal, consulting and professional fees incurred related to operating as a public company. General and administrative expenses were $1,075,617 during the six months ended June 30, 2013 compared to $1,169,198 during the six months ended June 30, 2012, representing a decrease of 8%. The decrease in the six months ended June 30, 2013 is primarily due to not incurring expenses consisting of legal, consulting and professional fees incurred in the Securities Exchange Agreement in the six months ended June 30, 2012.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $71,199 or 22% during the three months ended June 30, 2013 to $252,240 from $323,439 for the three months ended June 30, 2012. The decrease in sales and marketing expenses was primarily related to fewer sales personnel being employed in 2013 compared to 2012 due to our emphasis on utilizing channel partners in 2013. For the six months ended June 30, 2013, sales and marketing expenses decreased by $165,311, or 26% to $480,022 from $645,333 for the six months ended June 30, 2012.

Depreciation

Depreciation was $6,772 for the three months ended June 30, 2013, as compared to $7,647 for the three months ended June 30, 2012, representing a decrease of $875 or approximately 11%. Depreciation was $12,116 for the six months ended June 30, 2013, as compared to $14,437 for the six months ended June 30, 2012, representing a decrease of $2,321, or approximately 16%. The decrease is the result of certain assets becoming fully amortized.

Interest Expense, Net

Interest expense, net, was $41,227 during the three months ended June 30, 2013 as compared to $72,311 during the three months ended June 30, 2012, representing a decrease of $31,084, or 43%. The decrease resulted primarily from repayments of current notes payable during the three months ended June 30, 2013. For the six months ended June 30, 2013, interest expense decreased to $102,606 compared to $127,659 for the six months ended June 30, 2012.

Liquidity and Capital Resources

We measure our liquidity in a variety of ways, including the following:

June 30, 2013
Cash	$576,654
Working Capital Deficiency	$253,424

Through June 30, 2013, we have incurred cumulative net losses since inception of $6,749,370.

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

On March 24, 2004, the Company’s sole operating subsidiary, Intellinetics, issued a note payable to a bank in the amount of $201,024, bearing a current interest rate of 6.25% per annum (the “Bank Loan”). Monthly principal and interest payments are $3,826 each with the final payment due on April 30, 2014. The note is secured by the personal guarantees of the Company’s founders, as well as a director. The guarantee by the director is secured by the pledge of the directors’ certificate of deposit in the amount of $200,000. In addition, the note is secured by a senior secured interest on all business assets of Intellinetics. The obligation is subject to certain covenants, which require that Intellinetics maintain continuity of operations and which include limitations regarding Intellinetics’ indebtedness. In addition, the bank is a party to an intercreditor agreement involving Authority Loan No. 1 and Authority Loan No. 2 (together, the “Authority Loans”), as discussed and defined below, which provides for cross notifications between the lenders. As of June 30, 2013, the principal amount outstanding under the bank loan is $35,974.

On July 17, 2009, the Company’s sole operating subsidiary, Intellinetics, issued a note payable to the Ohio State Development Authority in the amount of $1,012,500, with a maturity date of September 1, 2015, bearing interest at a rate of 6.00% per annum (“Authority Loan No. 1”). Pursuant to the terms of the loan, Intellinetics was required to pay only interest through September 30, 2010 and then monthly principal and interest payments of $23,779 each through September 30, 2015. The note is secured by a senior secured interest on all business assets financed with loan proceeds, as well as a second secured interest in all business assets. Upon maturity, by acceleration or otherwise, Intellinetics shall pay a loan participation fee of $101,250, which is accounted for as a loan premium, accreted monthly, utilizing the interest method, over the term of the loan. Effective December 31, 2012, Intellinetics and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule relating to Authority Loan No. 1, (the “December 31, 2012 Modification #1”) deferring principal and interest payments made for a six month period from December 1, 2012 to May 1, 2013, with the next principal and interest payment due on June 1, 2013. Effective March 12, 2013, Intellinetics and the Ohio State Development Authority entered into another Notice and Acknowledgement of Modification to Payment Schedule relating to Authority Loan No. 1, deferring principal and interest payment until December 31, 2013, with the next principal and interest payment due on January 1, 2014. As of June 30, 2013, the principal amount outstanding under Authority Loan No. 1 was $741,788.

On June 3, 2011, the Company’s sole operating subsidiary, Intellinetics, issued a note payable to the Ohio State Development Authority in the amount of $750,000, with a maturity date of August 1, 2018, bearing interest at a rate of 1% per annum for the first 12 months, then interest at rate of 7% per annum for the second 12 months (“Authority Loan No. 2”). Pursuant to the terms of the loan, Intellinetics is not obligated to remit payments of principal until the beginning of the third year of the loan, September 1, 2013. The monthly principal and interest payments, beginning on the third anniversary of the loan origination, are $14,850 and are payable on a monthly basis through July 13, 2017. The note is secured by a senior secured interest on all business assets financed with loan proceeds, as well as a second secured interest in all business assets. Upon maturity, by acceleration or otherwise, Intellinetics shall pay a loan participation fee of $75,000, which is accounted for as a loan premium, accreted monthly utilizing the interest method, over the term of the loan. The interest rate of 1% during the first 12 months of this loan was considered to be below market for that period. The Company further determined that over the life of the loan, the effective interest rate was 5.6% per annum. Accordingly, during the first 12 months of the loan, the Company recorded interest expense at the 5.6% rate per annum. The difference between the interest expense accrual at 5.6% and the stated rate of 1% over the first 12 months is credited to deferred interest. The deferred interest amount that is accumulated over the first 12 months of the loan term will be amortized as a reduction to interest expense over the remaining term of the loan. At June 30, 2013 and December 31, 2012, deferred interest of $62,691 and $41,440, respectively, was reflected within long-term liabilities on the accompanying condensed consolidated balance sheets. Effective December 31, 2012, Intellinetics and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule (the “December 31, 2012 Modification #2”) relating to Authority Loan No. 2, deferring the interest payment for a six month period from December 1, 2012 to May 1, 2013, with the next interest payment due on June 1, 2013. Effective March 12, 2013, Intellinetics and the Ohio State Development Authority entered into another Notice and Acknowledgement of Modification to Payment Schedule, deferring principal and interest payment until December 31, 2013, with the next principal and interest payment due on January 1, 2014. As of June 30, 2013, the principal amount outstanding under Authority Loan No. 2 was $750,000.

The Authority Loans were granted to Intellinetics in connection with the State of Ohio’s economic development programs. The proceeds from these loans were used by Intellinetics to support its efforts in developing software solutions for its customers.

These Authority Loans are subject to certain covenants and reporting requirements. The material covenants include:

-	providing quarterly financial information and management certifications;
-	maintaining our principal office in the State of Ohio;
-	maintaining insurance for risk of loss, public liability, and worker’s compensation;
-	delivering notice in the event of default, any pending or threatened action that would materially impair the company;
-	permitting the inspection of books, records, and premises;
-	not selling or disposing of substantially all of our assets or equity or merging or consolidating with another entity without consent; and
-	not pledging or encumbering our assets.

Additionally, Intellinetics is required to within three years of the respective loan origination dates of each of the Authority Loans, to have created and/or retained an aggregate of 25 full time jobs in the State of Ohio. Should Intellinetics not have attained these employment levels by the respective dates, then the interest rates on the Authority Loans shall increase to 10% per annum. The Authority Loans are the subject of an intercreditor agreement involving the Bank Loan, which provides for cross notifications between the lenders in an event of a default. We have had past instances of non-compliance with certain of the loan covenants. We are currently in compliance with the material loan covenants. There can be no assurance that we will not become non-compliant with one or more of these covenants in the future.

On June 6, 2012, the Company issued a note to an individual for $50,000, bearing interest at 10.0% per annum, which matured on June 1, 2013. On May 31, 2013, the Company paid in full, all principal of the $50,000 note and all interest in the amount of $1,168. For the period ended June 30, 2013, the largest amount of principal outstanding and interest accrued but not paid were $0 and $0, respectively. The Company does not have any on-going relationship with the individual.

On July 16, 2012, the Company issued an unsecured note payable to a shareholder, Mr. Haddix (who on December 13, 2012 became a member of the Board of Directors of the Company, and subsequently resigned from the Board on April 2, 2013 for health reasons), in the amount of $95,000, due 45 days from the date of issuance and bearing interest at a rate of 10% per annum, with the principal and interest to be paid on maturity (the “$95,000 Haddix Note”). The maturity was extended to January 15, 2013. On January 14, 2013 the Company entered into a satisfaction of note agreement with Mr. Haddix whereby Mr. Haddix surrendered the note to the Company and discharged the principal amount due under the note in consideration for the Company issuing to Mr. Haddix a convertible promissory note in the amount of $95,000 plus accrued interest of $4,659 (for a total of $99,659) due January 1, 2014. On January 15, 2013 Mr. Haddix exercised his conversion rights under the convertible promissory note and surrendered the convertible promissory note to the Company. The company issued to Mr. Haddix 311,434 restricted common shares, $.001 par value, at $0.32 per share (based on the closing price on the immediately preceding business day). (subject to the applicable holding period restrictions under Rule 144) in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC. For the period ended June 30, 2013, the largest amount of principal outstanding and interest accrued but not paid were $0 and $0, respectively.

On August 7, 2012, (the “Effective Date”), the Company issued a $400,000 Promissory Note (the “$400,000 Note”) to a Lender. The Principal Sum due to the Lender shall be prorated based on the consideration actually funded by the Lender, plus an approximate 10% Original Issue Discount (“OID”) that is prorated based on the consideration actually funded by the Lender as well as any other interest or fees, such that the Company is only required to repay the amount funded and the Company is not required to repay any unfunded portion of the $400,000 Note. The $400,000 Note has a maturity date of twelve (12) months from the Effective Date and accrues interest at zero percent. If the $400,000 Note remains outstanding after 90 days, a one-time 5% interest rate will be applied. In addition, the Lender has the right, at any time 90 days after the Effective Date, at its election, to convert all or part of the outstanding and unpaid Principal Sum and accrued interest into shares of fully paid and non-assessable shares of common stock of the Company. The Conversion Price is the lesser of $1.50 or 70% of the lowest trade price in the 25 trading days previous to the conversion. The common shares issuable upon conversion of the $400,000 Note have “piggyback” registration rights and must be included in the next registration statement the Company files with the “Securities and Exchange Commission. In the event of default under the $400,000 Note, default interest will accrue at a rate of 18% and the Company will be assessed a significant default penalty. The initial consideration received on August 8, 2012 was $100,000, and the Company has not received any further consideration to date from the Lender. On November 8, 2012, the Company and the Lender entered into an amendment to the $400,000 Note extending the repayment date to 180 days from August 8, 2012 for a fee of 15% added to the $400,000 Note. If the Company repays the $400,000 Note on or before 180 days from August 8, 2012, an additional prepayment fee of 15% shall be added to the outstanding balance of the $400,000 Note such that the total balance due to the Lender would be $154,292. The Company has computed the present value of the amount funded at $109,905 as of December 31, 2012 as a result of its non-interest bearing terms. Additionally, the Company recorded a discount in the amount of $23,252 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the interest method of accretion over the expected term of the note. Further, the Company has recognized a derivative liability resulting from the variable change in conversion rate in relation to the change in market price of the Company’s common stock. The Company recognized a loss on derivative during 2012 in the amount of $15,470 and amortization of the debt discount in the amount of $20,864 in connection with the initial valuation of the beneficial conversion feature of the note for the year ended December 31, 2012. As of December 31, 2012, the principal balance, net of discounts, totaled $107,518. Accrued interest included in accounts payable and accrued expenses totaled $23,056. On January 30, 2013, the Company paid off in full, all principal plus fees in the total amount of $154,292. The termination of the option to exercise the beneficial conversion feature resulted in a derivative gain of $15,470 on January 30, 2013. For the period ended June 30, 2013, the largest amount of principal outstanding and interest accrued but not paid were $0 and $0, respectively. The Company does not have any on-going relationship with the Lender.

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

 On February 15, 2013, the Company converted aggregate amount of debt (principal and interest) in the amount of $489,211 issued by the Company and its sole operating subsidiary, Intellinetics, Inc., to Alpharion Capital Partners, Inc. (“Alpharion”) into 1,686,935 restricted shares of the Company at a price of $0.29 per share (based on the closing price of Globalwise shares on February 14, 2013, the immediately preceding business day). Prior to the above referenced conversion, pursuant to an assignment and assumption agreement between Intellinetics and the Company dated February 15, 2013, the aggregate amount of debt in the amount of $489,211 held by Intellinetics (the “$489,211 of Intellinetics Debt”) was assigned to Globalwise, with the consent of Alpharion, and Globalwise issued to Alpharion a Globalwise convertible promissory note in the amount of $489,211 (the “$489,211 of Globalwise Note”) in exchange for Alpharion discharging the $489,211of Intellinetics Debt. Following the issuance of the $489,211Globalwise Note, on February 15, 2013, pursuant to a satisfaction of note agreement between Globalwise and Alpharion, Alpharion converted such $489,211 Globalwise Note into 1,686,935 restricted shares of Globalwise (the “1,686,935 Globalwise Restricted Share Issuance”), (subject to the applicable holding period restrictions under Rule 144) in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC. For the period ended June 30, 2013, the largest amount of principal outstanding and interest accrued but not paid were $0 and $0, respectively.

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

On June 20, 2012, the Company issued an unsecured promissory note payable to Jackie Chretien, a relative of the Company’s Founders, in the amount of $14,000, due July 1, 2014 and bearing interest at 5% per annum, with the principal and interest to be paid on maturity (the “$14,000 Jackie Chretien Note”). On March 5, 2013, the Company paid off in full, all principal of the $14,000 Jackie Chretien Note, and all accrued interest in the amount of $493. For the period ended June 30, 2013, the largest amount of principal outstanding and interest accrued but not paid were $0 and $0, respectively.

On March 2, 2009, the Company issued an unsecured promissory note payable to Jackie Chretien, in the amount of $80,000 due January 1, 2014 and bearing interest at 5% per annum, with the principal and interest to be paid on maturity (the “$80,000 Jackie Chretien Note”). During 2011, the Company made principal payments of $15,000 related to this note. During the six months ended June 30, 2013 the Company paid $17,500 in principal and $9,014 in accrued interest to Jackie Chretien related to this note. As of June 30, 2013 the $80,000 Jackie Chretien Note had a principal balance of $47,500 and accrued interest of $1,559.

On December 29, 2001, the Company issued an unsecured promissory note payable to A. Michael Chretien, a Founder of the Company, in the amount of $55,167, and bearing interest at 5% per annum, with any unpaid principal and interest due on January 1, 2014 (the “$55,167 A. Michael Chretien Note”). During 2011, the Company made principal payments of $14,752 to A. Michael Chretien related to this note. As of June 30, 2013, the $55,167 A. Michael Chretien Note had a principal balance of $40,415 and accrued interest of $13,082.

On March 29, 2012, the Company issued an unsecured note payable to Ramon Shealy ("Mr. Shealy"), a then director of the Company, who subsequently resigned from the Board of Directors on December 17, 2012, for personal reasons, in the amount of $238,000, bearing interest at a rate of 10% for the term of the note. All principal and interest was due and payable on June 27, 2012, but was later extended to November 24, 2012. On April 16, 2012, the Company issued a note payable to Mr. Shealy, in the amount of $12,000, bearing interest at a rate of 10% per quarter. All principal and interest was due on July 15, 2012, but was later extended to November 12, 2012. On November 11, 2012 the maturity was extended to November 24, 2012. On November 24, 2012 the $238,000 Shealy Note and the $12,000 Shealy Note were combined into a $250,000 promissory note (the “$250,000 Shealy Note”), under the same terms, with a maturity date of January 1, 2014. On March 13, 2013, the Company paid $100,000 of the principal amount of the $250,000 Shealy Note. As of June 30, 2013, the $250,000 Shealy Note had a principal balance of $150,000 and accrued interest of $22,076.

The Company expects that through the next 10 to 16 months the capital requirements to fund the Company’s growth and to cover the operating costs as a public company will consume substantially all of the cash flows that it intends to generate from its operations, as well as the funds raised in the private placement discussed elsewhere in this Form 10-Q, in addition to the proceeds of any issuances of debt and equity securities, if consummated. The Company further believes that during this period, while the Company is focusing on the growth and expansion of its business, the gross profit that it expects to generate from operations will not generate sufficient funds to cover these anticipated operating costs. Our cash requirements are insufficient by approximately $120,000 per month. Accordingly, the Company expects to use proceeds from the private placement to sustain operations and to follow through on the execution of its business plan. Assuming over the next 10 to 16 months, we do not increase our cash flow generated from operations, we will need an additional $1,200,000 to $1,920,000 to fund planned operations. There is no assurance that the Company’s plans as discussed above will materialize and/or that the Company will have sufficient funds to fund the Company’s operations . Given these conditions, the Company’s ability to continue as a going concern is contingent upon successfully managing its cash requirements. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrants into established markets, the competitive environment in which the Company operates and its cash requirements. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s outstanding indebtedness at June 30, 2013 is as follows:

•	The $80,000 Jackie Chretien Note with a principal balance of $47,500 and accrued interest of $1,559;

•	The $55,167 A. Michael Chretien Note with a principal balance of $40,415 and accrued interest of $13,082;

•	The Authority Loan No. 1 with the Ohio State Development Authority with a principal balance of $741.788;

•	The Authority Loan No. 2 with the Ohio State Development Authority with a principal balance of $750,000;

•	The Bank Loan with a principal balance of $35,974;

•	The $250,000 Shealy Note with a principal balance of $150,000 and accrued interest of $22,076.

There were no material commitments for capital expenditures at June 30, 2013.

Cash Flows

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2013 and 2012 was $1,875,426 and $914,267, respectively. During the six months ended June 30, 2013, the net cash used in operating activities was primarily attributable to the net loss of $1,080,704 adjusted for (a) non- cash expenses of $19,154 and (b) a decrease in net operating assets of $813,876. During the six months ended June 30, 2012, the net cash used in operating activities was primarily attributable to the net loss of $1,303,123 adjusted for (a) non-cash expenses of $19,441, and (b) an increase in net operating assets of $369,415.

Investing Activities

Net cash provided by (used) in investing activities for the six months ended June 30, 2013 and 2012 amounted to ($16,555) and ($48,178), respectively, and was related to the purchase of property and equipment.

Financing Activities

The net cash provided by financing activities for the six months ended June 30, 2013 resulted from the sale of common stock of $2,731,021. The proceeds from the financing activities were partially offset by $317,622 of notes payable repayments, of which $131,500 was repaid to related parties and $186,122 was repaid to non-related parties.

The net cash provided by financing activities for the six months ended June 30, 2012 resulted primarily from new borrowings of $975,056, of which $314,000 was borrowed from related parties. The proceeds from the financing activities were partially offset by $135,516 of notes payable repayments, of which $0 was repaid to related parties.

Critical Accounting Policies and Estimates

There have been no significant changes during the six months ended June 30, 2013 to the items that we disclosed as our critical accounting policies and use of estimates in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Form 10-K.

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

We carry out a variety of on-going procedures under the supervision and with the participation of our management, including our interim Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2013.

Changes in Internal Control Over Financial Reporting

Other than as disclosed below, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

Item 6. Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibit

2.1	Securities Exchange Agreement by and among Globalwise Investments, Inc. and Intellinetics, Inc., dated as of February 10, 2012 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Commission on February13, 2012).
3.1.1	Articles of Incorporation of Globalwise Investments, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-QSB filed with the Commission on October 11, 2001).
3.1.2	Certificate of Correction, effective May 22, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 15, 2007).
3.2.1	Bylaws of Globalwise Investments, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10-SB filed with the Commission on October 2, 2000).
3.2.2	Amendment No. 1 to the Bylaws of Globalwise Investments, Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Commission on March 1, 2012).
4.1	Form of Convertible Promissory Note of Intellinetics, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 13, 2012).
4.2	Form of First Amendment to Convertible Promissory Note to that certain Convertible Promissory Note referenced in Exhibit 4.1 of the Exhibit Index to this Form 10-Q.
4.3	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on May 29, 2013).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
101. INS	XBRL Instance Document.
101. SCH	XBRL Taxonomy Schema.
101. CAL	XBRL Taxonomy Extension Calculation Linkbase.
101. DEF	XBRL Taxonomy Extension Definition Linkbase.
101. LAB	XBRL Taxonomy Extension Label Linkbase.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBALWISE INVESTMENTS, INC.

Dated: August 14, 2013

By:	/s/ Matthew L. Chretien
Matthew L. Chretien
Interim President and Chief Executive Officer (Principal Executive
Officer)

Dated: August 14, 2013

By:	/s/ Kendall D. Gill
Kendall D. Gill
Chief Financial Officer

