Form 10-Q
period 2013-09-30
GLOBALWISE INVESTMENTS INC
filed 2013-11-14
CIK 1081745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

As of November 12, 2013, there were 47,362,047 shares of the issuer’s common stock outstanding.

GLOBALWISE INVESTMENTS, INC.
Form 10-Q
September 30, 2013

Part I Financial Information
Item 1. Financial Statements

GLOBALWISE INVESTMENTS, INC. and SUBSIDIARY
Condensed Consolidated Balance Sheets

	Unaudited
	September 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash	$170,975	$46,236
Accounts receivable, net	532,965	332,413
Prepaid expenses and other current assets	56,761	40,026

Total current assets	760,701	418,675

Property and equipment, net	61,280	58,129
Other assets	31,003	37,239

Total assets	$852,984	$514,043
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$462,548	$1,143,265
Deferred revenues	648,406	571,268
Derivative Liability	-	15,470
Notes payable - current	305,809	563,009
Convertible note payable, net of discount	-	107,518
Notes payable - related party - current	230,415	95,000
Total current liabilities	1,647,178	2,495,530

Long-term liabilities:
Deferred compensation	215,012	309,740
Notes payable - net of current portion	1,210,992	1,509,265
Notes payable - related party	-	369,415
Deferred interest expense	73,316	41,440
Other long-term liabilities - related parties	30,091	72,033
Total long-term liabilities	1,529,411	2,301,893

Total liabilities	3,176,589	4,797,423

Stockholders' deficit:

Common stock, $0.001 par value, 50,000,000 shares authorized; 47,362,047 and 36,490,345 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	54,363	36,492
Additional paid-in capital	4,912,814	1,348,794
Accumulated deficit	(7,290,782)	(5,668,666)
Total stockholders' deficit	(2,323,605)	(4,283,380)
Total liabilities and stockholders' deficit	$852,984	$514,043

See Notes to these condensed consolidated financial statements

GLOBALWISE INVESTMENTS, INC. and SUBSIDIARY
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Sale of software licenses without professional services	$11,263	$84,134	$150,542	$140,812
Sale of software licenses with professional services	72,852	307,167	192,585	720,562
Software as a service	34,919	25,425	104,030	79,062
Software maintenance services	211,759	201,539	648,765	574,848
Consulting services	50,285	93,472	221,192	444,066

Total revenues	381,078	711,737	1,317,114	1,959,350

Cost of revenues:
Sale of software licenses without professional services	6,609	8,271	19,712	40,103
Sale of software licenses with professional services	48,810	109,229	280,761	372,084
Software as a service	6,881	7,478	20,684	21,372
Software maintenance services	32,172	34,719	92,496	96,003
Consulting services	20,444	67,836	63,112	292,080

Total cost of revenues	114,916	227,532	476,765	821,641

Gross profit	266,162	484,205	840,349	1,137,709

Operating expenses:
General and administrative	566,448	589,403	1,642,065	1,758,602
Sales and marketing	193,579	293,636	673,601	938,969
Depreciation	7,506	6,737	19,622	21,174

Total operating expenses	767,533	889,776	2,335,288	2,718,745

Loss from operations	(501,371)	(405,571)	(1,494,939)	(1,581,036)

Other income (expense)
Derivative gain	-	-	15,470	-
Interest expense, net	(40,041)	(87,036)	(142,647)	(214,695)

Total other income (expense)	(40,041)	(87,036)	(127,177)	(214,695)

Net loss	$(541,412)	$(492,607)	$(1,622,116)	$(1,795,731)

Basic and diluted net loss per share:	$(0.01)	$(0.01)	$(0.04)	$(0.05)

Weighted average number of common shares outstanding - basic and diluted	47,362,047	33,022,913	47,362,047	32,082,486

See notes to these condensed consolidated financial statements.

GLOBALWISE INVESTMENTS, INC. and SUBSIDIARY
  Condensed Consolidated Statement of Stockholders' Deficit
For the Nine Months Ended September 30, 2013
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2012	36,490,345	$36,492	$1,348,794	$(5,668,666)	$(4,283,380)

Convertible Securities Exercised	1,998,369	1,998	586,872	-	588,870

Shares issued for outstanding debt	873,333	873	261,127	-	262,000

Share Return	(7,000,000)	-	-	-	-

Private Placement of Stock	15,000,000	15,000	2,716,021	-	2,731,021

Net loss	-	-	-	(1,622,116)	(1,622,116)

Balance, September 30, 2013	47,362,047	$54,363	$4,912,814	$(7,290,782)	$(2,323,605)

See Notes to these condensed consolidated financial statements

GLOBALWISE INVESTMENTS, INC. and SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September30,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,622,116)	$(1,795,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,622	21,174
Bad debt expense	31,740	-
Amortization of deferred financing costs	6,236	7,086
Amortization of beneficial conversion option	2,387	14,210
Amortization of original issue discount	1,206	-
Gain on derivative	(15,470)	-
Stock-based compensation	-	175,000
Stock issued for services	-	31,800
Changes in operating assets and liabilities:
Accounts receivable	(232,292)	54,250
Prepaid expenses and other current assets	(16,735)	(32,848)
Accounts payable and accrued expenses	(399,006)	642,039
Other long-term liabilities - related parties	(37,284)	42,510
Deferred interest expense	31,876	22,501
Deferred revenues	77,138	(378,034)
Deferred compensation	(94,728)	30,346
Total adjustments	(625,310)	630,034
Net cash used in operating activities	(2,247,426)	(1,165,697)

Cash flows from investing activities:
Repayment of equity receivable	-	5,600
Purchases of property and equipment	(22,773)	(53,779)
Net cash used in investing activities	(22,773)	(48,179)

Cash flows from financing activities:
Proceeds from notes payable	-	865,599
Proceeds from notes payable - related parties	-	434,000
Repayment of notes payable	(197,083)	(204,789)
Repayment of notes payable - related parties	(139,000)	-
Sale of Common Stock	2,731,021	-
Net cash provided by financing activities	2,394,938	1,094,810

Net increase (decrease) in cash	124,739	(119,066)
Cash - beginning of period	46,236	140,271
Cash - end of period	$170,975	$21,205

Supplemental disclosure of cash flow information:
Cash paid during the period for interest and taxes	$129,267	$66,400

Supplemental disclosure of non-cash financing activities:
Accounts payable and accrued interest converted to equity	$286,370	$-
Notes payable converted to equity	469,500	-
Notes payable - related party converted to equity	95,000	-
Total non-cash financing activities	$850,870	$-

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8.03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation of the condensed consolidated financial position of the Company as of September 30, 2013 and December 31, 2012 and the condensed consolidated results of its operations for the three and nine months ended September 30, 2013 and September 30, 2012, and cash flows for the nine months ended September 30, 2013 and September 30, 2012 have been included. The Company has evaluated subsequent events through the issuance of this Form 10-Q. Operating results for the three months and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other interim or future period. Accordingly, the condensed consolidated financial statements included in this Form 10-Q for the quarter ended September 30, 2013 (this “Form 10-Q”) should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “2012 Form 10-K”) filed with the Securities and Exchange Commission on April 1, 2013, and the notes to the audited consolidated financial statements contained in our Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission on April 30, 2013.

3. Liquidity and Management’s Plans

Through September 30, 2013, the Company has incurred an accumulated deficit since inception of $7,290,782. At September 30, 2013, the Company had a cash balance of $170,975, primarily as a result of the private placement discussed in detail elsewhere in this Form 10-Q.

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

 The Company expects that through the next 9 to 12 months, the capital requirements to fund the Company’s growth and to cover the operating costs as a public company will consume substantially all of the cash flows that it intends to generate from its operations, as well as the funds raised in the private placement discussed elsewhere in this Form 10-Q, in addition to the proceeds of any issuances of debt and equity securities, if consummated. The Company further believes that during this period, while the Company is focusing on the growth and expansion of its business, the gross profit that it expects to generate from operations will not generate sufficient funds to cover these anticipated operating costs. Our cash requirements are insufficient by approximately $120,000 per month. Accordingly, the Company expects to use proceeds from the private placement to sustain operations and to follow through on the execution of its business plan. Assuming over the next 9 to 12 months, we do not increase our cash flow generated from operations, we will need an additional $1,080,000 to $1,440,000 to fund planned operations. There is no assurance that the Company’s plans as discussed above will materialize and/or that the Company will have sufficient funds to fund the Company’s operations. Given these conditions, the Company’s ability to continue as a going concern is contingent upon successfully managing its cash requirements. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrants into established markets, the competitive environment in which the Company operates and its cash requirements. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Since inception, the Company’s operations have primarily been funded through a combination of operating margins, state business development loans, bank loans, loans from friends and family, and the sale of securities. Although management believes that the Company has access to capital resources, there are currently no commitments in place for new financing at this time other than the new issuance of convertible notes disclosed in Note 14 - Subsequent Events, and there is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all.

During the nine months ended September 30, 2013, the Company raised $2,731,021 in net new funds through the issuance of the Company’s common stock to certain accredited investors through a private placement. The Company used portions of the net proceeds from the private placement of securities for working capital and general corporate purposes, including without limitation, debt reduction purposes.

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

The number of customers that comprise the Company’s customer base, along with the different industries, governmental entities and geographic regions, in which the Company’s customers operate, limits concentrations of credit risk with respect to accounts receivable. The Company does not generally require collateral or other security to support customer receivables; however, the Company may require its customers to provide retainers, up-front deposits or irrevocable letters-of-credit when considered necessary to mitigate credit risk. The Company has established an allowance for doubtful accounts based upon facts surrounding the credit risk of specific customers and past collections history. Credit losses have been within management’s expectations. At September 30, 2013 and December 31, 2012, the Company's allowance for doubtful accounts was $37,961 and $6,221, respectively.

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

Both employee and non-employee grants of stock are fully vested at their respective date of grants. For the nine months ended September 30, 2013 and 2012, the Company recorded share-based compensation to employees of $0 and $175,000.  For the nine months ended September 30, 2013 and 2012, the Company recorded share-based compensation to non-employees of $0 and $31,800.

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

Valuation of Derivative Instruments

ASC Topic 814-40 (Formerly SFAS No. 133, "Accounting for derivative instruments and hedging activities"), requires that embedded derivative instruments be bifuricated and assessed, along with free-standing derivative instruments on their issuance date and in accordance with ASC Topic 815-40-15 (formerly EITF 00-19, "Accounting for derivative financial instruments indexed to, and potentially settled in, a company's own stock") to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. The Company adjusts its derivative liability to fair value at each balance sheet date, and reflects the change in fair value, in its statement of operations as gain or loss on derivative. As of September 30, 2013, the Company has no outstanding derivative instruments.

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

b) Sale of Software Licenses with Professional Services

In connection with the sale of software with professional services, the Company provides the customer with a solution that is customized or configured to fit the customer’s particular needs and/or our professional services are essential to the functionality of the software. In these arrangements, the software license and professional services do not qualify for separate accounting. Accordingly, we record the revenues of these sales as prescribed by ASC 985-605, in accordance with the contract accounting guidelines in ASC 605-35, “Revenue Recognition: Construction-Type and Production-Type Contracts”, after evaluating for separation of any non-ASC 605-35 elements in accordance with the provisions of ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements,” as updated. The accounting guidelines require that the software license revenue to be recognized together with the professional services based on contract accounting using either the percentage-of-completion or completed-contract method. The Company recognizes revenues for these contracts under the completed contract method, as we believe it is the appropriate method through September 30, 2013.

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

Advertising

The Company expenses the cost of advertising as incurred. Advertising expense for the three months and nine months ended September 30, 2013 and 2012 amounted to approximately $14,684 and $24,755, and $15,647 and $53,914, respectively.

6. Property and Equipment

Property and equipment are comprised of the following:

	September 30,	December 31,
	2013	2012
Computer hardware and purchased software	$303,120	$281,846
Leasehold improvements	221,666	220,166
Furniture and fixtures	88,321	88,322
	613,107	590,334
Less: accumulated depreciation and amortization	(551,827)	(532,205)
Property and equipment, net	$61,280	$58,129

Total depreciation expense on the Company’s property and equipment for the three months and nine months ended September 30, 2013 and 2012 amounted to $7,506 and $19,622, and $6,737 and $21,174, respectively.

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

On July 17, 2009, the Company's sole operating subsidiary, Intellinetics, issued a note payable to the Ohio State Development Authority in the amount of $1,012,500, with a maturity date of September 1, 2015, bearing interest at a rate of 6.00% per annum (“Authority Loan No. 1”). Pursuant to the terms of the loan, Intellinetics was required to pay only interest through September 30, 2010 and then monthly principal and interest payments of $23,779 through September 30, 2015. The note is secured by a senior secured interest on all business assets financed with loan proceeds, as well as a second secured interest in all business assets. Upon maturity, by acceleration or otherwise, Intellinetics shall pay a loan participation fee of $101,250, which is accounted for as a loan premium, accreted monthly, utilizing the interest method, over the term of the loan. Effective December 31, 2012, Intellinetics and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule relating to Authority Loan No. 1 deferring principal and interest payments for a six month period from December 1, 2012 to May 1, 2013, with the next principal and interest payment due on June 1, 2013. Effective March 12, 2013, Intellinetics and the Ohio State Development Authority entered into another Notice and Acknowledgement of Modification to Payment Schedule relating to Authority Loan No. 1, deferring principal and interest payment until December 31, 2013, with the next principal and interest payment due on January 1, 2014. As of September 30, 2013, the principal amount outstanding under Authority Loan No. 1 was $741,788.

On June 3, 2011, the Company's sole operating subsidiary, Intellinetics, issued a note payable to the Ohio State Development Authority in the amount of $750,000, with a maturity date of August 1, 2018, bearing interest at a rate of 1% per annum for the first 12 months, then interest at rate of 7% per annum for the second 12 months (“Authority Loan No. 2”). Pursuant to the terms of the loan, Intellinetics is not obligated to remit payments of principal until the beginning of the third year of the loan, September 1, 2013. The monthly principal and interest payments, beginning on the third anniversary of the loan origination, are $14,850 and are payable on a monthly basis through July 13, 2017. The note is secured by a senior secured interest on all business assets financed with loan proceeds, as well as a second secured interest in all business assets. Upon maturity, by acceleration or otherwise, Intellinetics shall pay a loan participation fee of $75,000, which is accounted for as a loan premium, accreted monthly utilizing the interest method, over the term of the loan. The interest rate of 1% during the first 12 months of this loan was considered to be below market for that period. The Company further determined that over the life of the loan, the effective interest rate was 5.6% per annum. Accordingly, during the first 12 months of the loan, the Company recorded interest expense at the 5.6% rate per annum. The difference between the interest expense accrual at 5.6% and the stated rate of 1% over the first 12 months is credited to deferred interest. The deferred interest amount that is accumulated over the first 12 months of the loan term will be amortized as a reduction to interest expense over the remaining term of the loan. At September 30, 2013 and December 31, 2012, deferred interest of $73,316 and $41,440, respectively, was reflected within long-term liabilities on the accompanying condensed consolidated balance sheets. Effective December 31, 2012, Intellinetics and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule relating to Authority Loan No. 2 deferring the interest payment for a six month period from December 1, 2012 to May 1, 2013, with the next interest payment due on June 1, 2013. Effective March 12, 2013, Intellinetics and the Ohio State Development Authority entered into another Notice and Acknowledgement of Modification to Payment Schedule, deferring principal and interest payment until December 31, 2013, with the next principal and interest payment due on January 1, 2014. As of September 30, 2013, the principal amount outstanding under Authority Loan No. 2 was $750,000.

The Authority Loans were granted to Intellinetics in connection with the State of Ohio’s economic development programs. The proceeds from these loans were used by Intellinetics to support its efforts in developing software solutions for its customers.

These Authority Loans are subject to certain covenants and reporting requirements. The material covenants include:
•	providing quarterly financial information and management certifications;
•	maintaining our principal office in the state of Ohio;
•	maintaining insurance for risk of loss, public liability, and worker's compensation;
•	delivering notice in the event of default, any pending or threatened action that would materially impair the company;
•	permitting the inspection of books, records, and premises;
•	not selling or disposing of substantially all of our assets or equity or merging or consolidating with another entity without consent; and
•	not pledging or encumbering our assets.

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

On June 6, 2012, the Company issued a note to an individual for $50,000, bearing interest at 10.0% per annum, with a maturity date of June 1, 2013. On May 31, 2013, the Company paid in full, all principal of the $50,000 note and all interest in the amount of $1,168. For the period ended September 30, 2013, the largest amount of principal outstanding and interest accrued but not paid were $0 and $0, respectively. The Company does not have any on-going relationship with the individual.

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

The table below reflects all notes payable at September 30, 2013 and December 31, 2012, respectively, with the exception of related party notes disclosed in Note 8 - Notes Payable - Related Parties.

	September 30,	December 31,
	2013	2012
Bank Loan, due April 30, 2014	$25,013	$60,986
Authority Loan No. 1, due September 1, 2015	741,788	741,788
Authority Loan No. 2, due August 1, 2018	750,000	750,000
Notes payable to advisor, due March 16, 2013	-	131,500
Note payable to advisor, due July 1, 2013	-	300,000
Note payable due August 6, 2013	-	107,518
Note payable to advisor, due February 8, 2013	-	38,000
Note payable due June 1, 2013	-	50,000

Total notes payable	$1,516,801	$2,179,792
Less current portion	(305,809)	(670,527)
Long-term portion of notes payable	$1,210,992	$1,509,265

Future minimum principal payments of these notes payable with the exception of the related party notes in Note 8 - Notes Payable - Related Parties, as described in this Note 7 are as follows:

For the Twelve-Month Period Ending September 30,	Amount
2014	$305,809
2015	694,304
2016	146,689
2017	157,293
2018	212,706
Thereafter	-
Total	$1,516,801

As of September 30, 2013 and December 31, 2012, accrued interest for these notes payable with the exception of the related party notes in Note 8 - Notes Payable - Related Parties, was $134,082 and $133,894, respectively, and reflected within accounts payable and accrued expenses on the condensed consolidated balance sheets. As of September 30, 2013 and December 31, 2012, accrued loan participation fees were $127,868 and $104,277, respectively, and reflected within accounts payable and accrued expenses on the condensed consolidated balance sheets. As of September 30, 2013 and December 31, 2012, deferred financing costs were $20,718 and $26,954, respectively, and reflected within other assets on the condensed consolidated balance sheets.

For the three months and nine months ended September 30, 2013 and 2012, interest expense, including the amortization of deferred financing costs, accrued loan participation fees, original issue discounts, deferred interest and related fees and the embedded conversion feature was $35,418 and $136,206, and $71,094 and $214,695, respectively.

8. Notes Payable - Related Parties

On March 29, 2012, the Company issued an unsecured note payable to Ramon Shealy ("Mr. Shealy"), a then director of the Company, who subsequently resigned from the Board of Directors on December 17, 2012, for personal reasons, in the amount of $238,000, bearing interest at a rate of 10% for the term of the note. All principal and interest was due and payable on September 27, 2012, but was later extended to November 24, 2012. On April 16, 2012, the Company issued a note payable to Mr. Shealy, in the amount of $12,000, bearing interest at a rate of 10% per quarter. All principal and interest was due on July 15, 2012, but was later extended to November 24, 2012. On November 24, 2012 the $238,000 Shealy Note and the $12,000 Shealy Note were combined into a $250,000 promissory note, under the same terms, with a maturity date of January 1, 2014. On March 13, 2013, the Company paid $100,000 of the principal amount of the $250,000 promissory note to Mr. Shealy. As of September 30, 2013, the $250,000 promissory note issued to Mr. Shealy had a principal balance of $150,000 and accrued interest of $25,659.

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

On March 2, 2009, the Company issued an unsecured promissory note payable to Jackie Chretien, in the amount of $80,000 due January 1, 2014 and bearing interest at 5% per annum, with the principal and interest to be paid at maturity (the “$80,000 Jackie Chretien Note”). During 2011, the Company paid $15,000 in principal to Jackie Chretien. During the nine months ended September 30, 2013, the Company paid $25,000 in principal and $9,014 in accrued interest to Jackie Chretien related to this note. As of September 30, 2013 the $80,000 Jackie Chretien Note had a principal balance of $40,000 and accrued interest of $2,090.

On December 29, 2001, the Company issued an unsecured promissory note payable to A. Michael Chretien, a Founder of the Company, in the amount of $55,167, with any unpaid principal and interest due on January 1, 2014 (the “$55,167 A. Michael Chretien Note”). During 2011, the Company made principal payments of $14,752 to A. Michael Chretien. During the nine months ended September 30, 2013, the Company paid $34,137 in accrued interest to A. Michael Chretien.  As of September 30, 2013, the $55,167 A. Michael Chretien Note had a principal balance of $40,415 and accrued interest of $2,342.

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

The table below reflects Notes payable due to related parties at September 30, 2013 and December 31, 2012, respectively:

	September 30,	December 31,
	2013	2012
The $95,000 Haddix Note	$-	$95,000
The $14,000 Jackie Chretien Note	-	14,000
The $80,000 Jackie Chretien Note	40,000	65,000
The $55,167 A. Michael Chretien Note	40,415	40,415
The $250,000 Shealy Note	150,000	250,000
Total notes payable - related party	$230,415	$464,415
Less current portion	(230,415)	(95,000)
Long-term portion of notes payable-related party	$-	$369,415

Future minimum principal payments of these notes payable as described in this Note 8 are as follows:

For the Twelve Months Ending September 30,	Amount
2014	$230,415
Total	$230,415

As of September 30, 2013 and December 31, 2012, accrued interest for these notes payable to related parties amounted to $30,091 and $72,033, respectively.

For the three months and nine months ended September 30, 2013 and 2012, interest expense in connection with notes payable – related parties was $4,623 and $6,361, and $15,944 and $42,879, respectively.

9. Deferred Compensation

Deferred compensation consists of accumulated compensation earned by the Company’s two founders, former President and Chief Executive Officer, and Chief Financial Officer and not paid as of September 30, 2013 and December 31, 2012. Pursuant to the Company’s employment agreements with the founders, the Company has agreed to pay deferred compensation totaling $215,012 in cash to these founders on March 31, 2015. All other deferred compensation was paid during 2013.

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

Future minimum lease payments under this operating lease are as follows:

For the Twelve Months Ending September 30,	Amount
2014	$40,500
2015	10,125
Total	$50,625

Rent expense charged to operations for the three months and nine months ended September 30, 2013 and 2012 amounted to $10,125 and $30,375, respectively.

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

Settlement Agreements

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

Effective October 9, 2013, the single operating subsidiary of the Company, Intellinetics, Inc. (“Intellinetics”) and Kimm Bush, a former employee of Intellinetics, entered into a settlement agreement and release of all claims asserted by Ms. Bush against Intellinetics arising from Ms. Bush’s employment with Intellinetics for a lump sum payment of $75,000.

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

12. Concentrations

Revenues from the Company’s services to a limited number of customers have accounted for a substantial percentage of the Company’s total revenues. For the three months ended September 30, 2013, the Company’s two largest customers, Clearwater COGS, a direct client, and Tiburon, Inc. (“Tiburon”), a reseller, accounted for 8% and 8%, respectively, of the Company’s total revenue for that period. For the three months ended September 30, 2012, the Company’s two largest customers, Formfast, Inc. (“Formfast”) and Tiburon, which are both Resellers, accounted for approximately 12% and 7%, respectively, of the Company’s total revenue for that period. For the nine months ended September 30, 2013, the Company’s two largest customers, Tiburon and Dicarz Corp., accounted for approximately 8% and 7%, respectively, of the Company’s total revenues for that period. For the nine months ended September 30, 2012, the Company’s two largest customers, Tiburon and Lexmark International, Inc. (“Lexmark”) which are both resellers, accounted for approximately 23% and 8%, respectively, of the Company’s total revenues for that period.

For the three months ended September 30, 2013 and 2012, government contracts represented approximately 60% and 65% of the Company’s total revenues, respectively. A significant portion of the Company’s sales to Tiburon and Lexmark represent ultimate sales to government agencies. For the nine months ended September 30, 2013 and 2012 government contracts represented approximately 50% and 43%, respectively, of the Company’s total revenue.

As of September 30, 2013, accounts receivable concentrations from the Company’s two largest customers were 20% and 15% of gross accounts receivable, respectively, and as of September 30, 2012, accounts receivable concentrations from the Company’s two largest customers were 7% and 13% of gross accounts receivable, respectively.

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

14. Subsequent Events

$160,000 Notes Issued on November 12, 2013

On November 12, 2013, the Company issued two convertible promissory notes in an aggregate amount of $160,000 (the “Notes in the Aggregate Amount of $160,000”) to two accredited investors who are associated with each other  (the “November 12, 2013 Note Investors”). The Company received proceeds in the amount of $160,000. The Notes in the Aggregate Amount of $160,000 provides for maturity on July 31, 2014 (the “Maturity Date”) and provides for 10 percent interest until maturity. The November 12, 2013 Note Investors have a right, at the investors’ sole discretion, to convert the note into equity under certain circumstances at $0.10 per share. If the Notes in the Aggregate Amount of $160,000 are not paid off by the Company, with the consent of the investors, by the Maturity Date or converted in to equity at the election of the investors prior to the Maturity Date, the note will accrue interest in the amount of 15% from the Maturity Date until the note is paid in full. Under the terms of the Notes in the Aggregate Amount of $160,000, the Company agreed to seek shareholder approval to increase the number of authorized shares by at least 10,000,000 shares on or before July 30, 2014. The Company will use the proceeds for working capital and for general corporate purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the three and nine months ended September 30, 2013 and 2012 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q for fiscal quarter ended September 30, 2013 (the “Form 10-Q”), with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for fiscal year ended December 31, 2012 (the “2012 Form 10-K”), and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission on April 30, 2013. References in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to the “Company,” “us,” “we,” “our,” and similar terms refer to Globalwise Investments, Inc., a Nevada corporation (“Globalwise”), and our wholly-owned subsidiary, Intellinetics, Inc., an Ohio corporation (“Intellinetics”), unless otherwise noted. Portions of this Form 10-Q (including information incorporated by reference) include “forward-looking statements.” The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. The most significant of these risks, uncertainties and other factors are described in "Item 1A-Risk Factors" of our 2012 Form 10-K. Except to the extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Recent Development

$160,000 Notes Issued on November 12, 2013

On November 12, 2013, the Company issued two convertible promissory notes in an aggregate amount of $160,000 (the “Notes in the Aggregate Amount of $160,000”) to two accredited investors who are associated with each other  (the “November 12, 2013 Note Investors”). The Company received proceeds in the amount of $160,000. The Notes in the Aggregate Amount of $160,000 provides for maturity on July 31, 2014 (the “Maturity Date”) and provides for 10 percent interest until maturity. The November 12, 2013 Note Investors have a right, at the investors’ sole discretion, to convert the note into equity under certain circumstances at $0.10 per share. If the Notes in the Aggregate Amount of $160,000 are not paid off by the Company, with the consent of the investors, by the Maturity Date or converted in to equity at the election of the investors prior to the Maturity Date, the note will accrue interest in the amount of 15% from the Maturity Date until the note is paid in full. Under the terms of the Notes in the Aggregate Amount of $160,000, the Company agreed to seek shareholder approval to increase the number of authorized shares by at least 10,000,000 shares on or before July 30, 2014. The Company will use the proceeds for working capital and for general corporate purposes.

Settlement of Threatened Litigation

Effective October 9, 2013, the single operating subsidiary of the Company, Intellinetics, Inc. (“Intellinetics”) and Kimm Bush, a former employee of Intellinetics (“Ms. Bush”), entered into a settlement agreement and release of all claims asserted by Ms. Bush against Intellinetics arising from Ms. Bush’s employment with Intellinetics for a lump sum payment of $75,000.

Change in Senior Management

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

The Share Exchange

Globalwise is a Nevada holding company incorporated in 1997, with a single operating subsidiary, Intellinetics. On February 10, 2012 (the “Closing Date”), Globalwise entered into a Securities Exchange Agreement (the “Exchange Agreement”) by and between itself and Intellinetics. Pursuant to the terms of the Exchange Agreement, all of the former shareholders of Intellinetics transferred to Globalwise all of their shares of Intellinetics in exchange for shares of common stock (“Share Exchange”) of Globalwise. Prior to the Share Exchange, Globalwise was a non-operating public shell company. As a result of the Share Exchange, Intellinetics became a wholly-owned subsidiary of Globalwise. The Share Exchange was accounted for as a reverse merger and recapitalization of Intellinetics (See Note 4 - Share Exchange).

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

To date, most of our software customers install our software onto computers at their location (premises-based). Our software applications are also available through the internet, as a service generally referred to as the “cloud” or “SaaS” (“software as a service”), allowing customers to avoid the upfront costs of the typical premises-based software installation. We anticipate that software as a service will become a primary source of revenues for us. Our software as a service revenue for the three and nine months ended September 30, 2013, represented 8 percent and 8 percent, respectively, of our total revenue for each period. As we continue to develop and expand our software as a service revenue stream through our expanding network of channel partners, we expect to continue to see fluctuations in revenue which reflect the net impact of channel partner-specific sales plans and priorities. While subscriber growth through software as a service delivery is a key strategic goal, channel partners also are able to sell premise-based solutions. Thus, quarter to quarter variations in revenue sources are expected and reflect different channel partner-specific strategies and results. Over the long term, we expect software as a service will continue to increase as a percentage of total revenue. As an indication of the anticipated change in our revenue stream, at December 31, 2011, we had eight customers subscribing to software as a service and at December 31, 2012, we had 231 customers subscribing to software as a service, with an increase to 400 customers subscribing to software as a service by September 30, 2013.

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

Interest, Net

Interest, net, consists primarily of interest expense associated with our notes payable. See Results of Operations - Interest Expense - Net, for additional information.

Results of Operations

Overview

We reported net losses of $541,412 and $492,607 for the three months ended September 30, 2013 and 2012, respectively, representing an increase in net loss of $48,805 or 10% and a $122,243 net decrease in operating and other expenses during this period. The increase in net loss between the three months ended September 30, 2013 and 2012 included a decrease in gross profit of $218,043 or 45% between the three months ended September 30, 2013 and 2012. The decrease in operating and other expenses for the three months ended September 30, 2013 principally consisted of stock based compensation to employees of $175,000 and share-based compensation to non-employees of $31,800, offset by a threatened lawsuit settlement of $75,000 in 2013. We reported net losses of $1,622,116 and $1,795,731 for the nine months ended September 30, 2013 and 2012, respectively, representing a decrease in net loss of 173,615 or 10%. A decrease in gross profit of $297,360 or 26% for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 was offset by a $470,975 net decrease in operating and other expenses during this period. Our decrease in operating and other expenses for the nine months ended September 30, 2013 was principally related to costs that we incurred in connection with the Share Exchange in the nine months ended September 30, 2012.

Revenues

Our total revenues for the three months ended September 30, 2013 were $381,078 as compared to $711,737 for the three months ended September 30, 2012, a decrease of $330,659, or 46%, primarily attributable to decreases in revenues from software licenses with and without professional services and consulting services. Our total revenues for the nine months ended September 30, 2013 were $1,317,114 as compared to $1,959,350 for the nine months ending September 30, 2012, a decrease of $642,236 or 33%. The decrease was primarily attributable to the decrease in revenues from software licenses with professional services and consulting services as described below.

Sale of Software Licenses without Professional Services

Revenues from the sale of software licenses without professional services principally consist of sales of additional or upgraded software licenses and applications to existing customers and sales of software to our resellers. Software in this sales category is sold without professional services. These software license revenues were $11,263 and $84,134, respectively, for the three months ended September 30, 2013 and 2012, representing a decrease of $72,871, or 87%. For the nine months ended September 30, 2013 and 2012, these revenues were $150,542 and $140,812, respectively, representing an increase of $9,730, or 7%. The increase in sales of software licenses without professional services for the nine months was due in part to additional sales and upgrades to existing customers.

Sale of Software Licenses with Professional Services

Although we have traditionally provided our software to customers through customized solutions, increasingly, we are providing our resellers and our direct customers with software solutions that require less customization that in turn, allows us to shorten our sales cycle. A new customized software engagement typically begins with a thorough assessment and mapping of the customer’s needs capacities and information technology environment. Upon the completion of the needs analysis, we then prepare a specifications document in order to determine the scope and extent of professional services work required. Then, the customization work starts with the foundation of our core software applications upon which we deliver professional services to customize features, enhancements and integration that would meet the outlined specifications. Each application is thoroughly tested by us before being installed at the customer’s location. Revenues from the sale of software licenses with professional services were $72,852 and $307,167, respectively, for the three months ended September 30, 2013 and 2012, representing a decrease of $234,315, or 76%. For the nine months ended September 30, 2013 and 2012, revenues were $192,585 and $720,562, a decrease of $527,977 or 73%. This was primarily the result of our emphasis on expanding our software as a service sales model and a decrease in focus of our premise base software sales in order to follow current market trends.

Sale of Software as a Service

For those customers that wish to avoid the upfront costs of typical premises-based software installations, we provide access to our software as a service, accessible through the internet. Our customers typically enter into software as a service agreement for periods in excess of one year. Under these agreements, we generally provide access to the applicable software, data storage and related customer assistance and support. Our software as a service revenue was $34,919 and $25,425 for the three months ended September 30, 2013 and 2012, respectively, representing an increase of $9,494 or 37%. For the nine months ended September 30, 2013 and 2012, software as a service revenue was $104,030 and $79,062, respectively, an increase of $24,968 or 32%.

Sale of Software Maintenance Services

Software maintenance services revenues consist of fees for post contract customer support services provided to license holders. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. Customer support revenues are generated from customers that have purchased our software. The terms of support and maintenance agreements are typically 12 months. Our software maintenance services revenue was $211,759 for the three months ended September 30, 2013 as compared to $201,539 for the three months ended September 30, 2012, an increase of $10,220, or 5%. Our software maintenance services revenue for the nine months ended September 30, 2013 and 2012 were $648,765 and $574,848, respectively, an increase of $73,917, or 13%. The increase was primarily the result of new accounts that we have gained through our expanded sales channel partners and renewals of existing maintenance agreements.

Sale of Consulting Services

Consulting services revenues consist of revenues from consulting, advisory services, training, and projects to assist customers with the uploading of client data into the client’s applications. Consulting services revenues for the three months ended September 30, 2013 and 2012 were $50,285 and $93,472, respectively, representing a decrease of $43,187, or 46%. For the nine months ended September 30, 2013 and 2012 consulting revenues was $221,192 and $444,066, respectively, a decrease of $222,874 or 50%. This decrease primarily resulted from two large client projects completed in 2012.

Cost of Revenues

The cost of revenues during the three months ended September 30, 2013 and 2012 were $114,916 and $227,532, respectively, representing a decrease of $112,616 or 49%. The cost of revenues during the nine months ended September 30, 2013 and 2012 were $476,765 and $821,641, respectively, representing a decrease of $344,876 or 42%. The decrease in total cost of revenues is primarily the result of a decrease in third-party costs in connection with a client document conversion project in 2012.

Gross Margins

The gross margin for the three months ended September 30, 2013 was 70% as compared to 68% for the three months ended September 30, 2012. Overall gross margin for the nine months ended September 30, 2013 was 64%, as compared to 58% for the nine months ended September 30, 2012. The increase in gross margins for the nine months ended September 30, 2013 is the result of a decrease in third-party costs in connection with a client document conversion project in 2012.

Cost of License Revenues - without Professional Services

Cost of license revenues without professional services consists primarily of third-party software licenses that are sold in connection with our core software applications. Cost of license revenues without professional services was $6,609 and $8,271 for the three months ended September 30, 2013 and 2012, respectively, representing a decrease of $1,662, or 20%. For the nine months ended September 30, 2013, costs of license revenues without professional services were $19,712, as compared to $40,103 for the nine months ended September 30, 2012, representing a decrease of $20,391, or 51%.

Gross margins for this product category were 41% and 90% for the three months ended September 30, 2013 and 2012, respectively. The gross margin decrease was the result of license costs spread over a lower volume of software licenses. Gross margins for this product category were 87% and 72% for the nine months ended September 30, 2013 and 2012, respectively. The gross margin for the nine month periods were the result of license costs spread over higher volume software licenses.

Cost of License Revenues - with Professional Services

Cost of license revenues with professional services consists primarily of the compensation of our software engineers and implementation consultants. Costs of license revenues with professional services were $48,810 for the three months ended September 30, 2013, as compared to $109,229 for the three months ended September 30, 2012, representing a decrease of $60,419, or 55%. For the nine months ended September 30, 2013, costs of license revenues with professional services were $280,761, as compared to $372,084 for the nine months ended September 30, 2012, representing a decrease of $91,323, or 25%.

Gross margins for this product category were 33% and 64% for the three months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, the gross margins for this product category were (46%) and 48%, respectively.

This volatility in gross margin is primarily because overhead costs associated with license revenues with professional services are spread over less license revenues for the three and nine months ended September 30, 2013, resulting in the decrease of gross margins.

Cost of Software as a Service

Cost of software as a service consists primarily of technical support personnel and related costs. Cost of software as a service was $6,881 for the three months ended September 30, 2013, as compared to $7,478 for the three months ended September 30, 2012, representing a decrease of $597, or 8%. For the nine months ended September 30, 2013 cost of software as a service was $20,684, as compared to $21,372 for the nine months ended September 30, 2012, representing a decrease of $688, or 3%. The decrease in the cost of software as a service was due to the decrease in time associated with technical support personnel.

Gross margins for this product category were 80% and 71% for the three months ended September 30, 2013 and 2012, respectively. For the nine months ending September 30, 2013 and 2012, the gross margins were 80% and 73%, respectively.

Cost of Software Maintenance Services

Cost of software maintenance services consists primarily of technical support personnel and related costs. Cost of software maintenance services for the three months ended September 30, 2013 was $32,172 compared to $34,719 for the three months ended September 30, 2012, representing a decrease of $2,547, or 7%. For the nine months ended September 30, 2013 cost of software maintenance services were $92,496, as compared to $96,003 for the nine months ended September 30, 2012, representing a decrease of $3,507, or 4%.The decrease in cost of software maintenance services for the three and nine months ending September 30, 2013 were a direct result from an increase in revenues for this product category, as well as our focused efforts to reduce support costs through better utilization of knowledge-based tools and our customer support portal.

Gross margins in this product category were 85% and 83% for the three months ended September 30, 2013 and 2012, respectively. For the nine months ending September 30, 2013 and 2012, the gross margins were 86% and 83%, respectively.

Cost of Consulting Services

Cost of consulting services consists primarily of the compensation of our software engineers and implementation consultants and related third-party costs. Cost of consulting services were $20,444 for the three months ended September 30, 2013, as compared to $67,836 for the three months ended September 30, 2012, representing a decrease of $47,392 or 70%. For the nine months ended September 30, 2013 costs was $63,112, as compared to $292,080 for the nine months ending September 30, 2012, representing a decrease of $228,968, or 78%. This decrease primarily resulted from two large client projects completed in 2012.

Gross margins in this product category were 59% and 27% for the three months ended September 30, 2013 and 2012, respectively. Gross margins in this product category were 71% and 34% for the nine months ended September 30, 2013 and 2012 respectively. Gross margins related to consulting services may vary widely, depending upon the nature of the consulting project, and whether third-party conversion projects are utilized.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $566,448 during the three months ended September 30, 2013 as compared to $589,403 during the three months ended September 30, 2012, representing a decrease of $22,955, or 4%. The decrease is primarily due to employee stock base compensation of $175,000 paid in 2012 offset by a $75,000 threatened lawsuit settlement in 2013 and an increase in labor costs associated with software development. General and administrative expenses were $1,642,065 during the nine months ended September 30, 2013 compared to $1,758,602 during the nine months ended September 30, 2012, representing a decrease of $116,537, or 7%. The decrease in the nine months ended September 30, 2013 is primarily due to employee stock base compensation of $175,000 paid in 2012 offset by the $75,000 threatened lawsuit settlement in 2013.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $100,057 or 34% during the three months ended September 30, 2013 to $193,579 from $293,636 for the three months ended September 30, 2012. The decrease in sales and marketing expenses was primarily related to fewer sales personnel being employed in 2013 compared to 2012 due to our emphasis on utilizing channel partners in 2013. For the nine months ended September 30, 2013, sales and marketing expenses decreased by $265,368, or 28% to $673,601 from $938,969 for the nine months ended September 30, 2012.

Depreciation

Depreciation was $7,506 for the three months ended September 30, 2013, as compared to $6,737 for the three months ended September 30, 2012, representing an increase of $769 or approximately 11%. Depreciation was $19,622 for the nine months ended September 30, 2013, as compared to $21,174 for the nine months ended September 30, 2012, representing a decrease of $1,552, or approximately 7%. The decrease is the result of certain assets becoming fully amortized.

Interest Expense, Net

Interest expense, net, was $40,041 during the three months ended September 30, 2013 as compared to $87,036 during the three months ended September 30, 2012, representing a decrease of $46,995, or 54%. The decrease resulted primarily from repayments of current notes payable during the three months ended September 30, 2013. For the nine months ended September 30, 2013, interest expense decreased to $127,177 compared to $214,695 for the nine months ended September 30, 2012, representing a decrease of $87,518 or 41%. The decrease resulted primarily from repayments of notes payable during the nine months ended September 30, 2013.

Liquidity and Capital Resources

We measure our liquidity in a variety of ways, including the following:

September 30, 2013
Cash	$170,975
Working Capital Deficiency	$886,477

Through September 30, 2013, we have incurred cumulative net losses since inception of $7,290,782.

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

On March 24, 2004, the Company’s sole operating subsidiary, Intellinetics, issued a note payable to a bank in the amount of $201,024, bearing a current interest rate of 6.25% per annum (the “Bank Loan”). Monthly principal and interest payments are $3,826 each with the final payment due on April 30, 2014. The note is secured by the personal guarantees of the Company’s founders, as well as a director. The guarantee by the director is secured by the pledge of the directors’ certificate of deposit in the amount of $200,000. In addition, the note is secured by a senior secured interest on all business assets of Intellinetics. The obligation is subject to certain covenants, which require that Intellinetics maintain continuity of operations and which include limitations regarding Intellinetics’ indebtedness. In addition, the bank is a party to an intercreditor agreement involving Authority Loan No. 1 and Authority Loan No. 2 (together, the “Authority Loans”), as discussed and defined below, which provides for cross notifications between the lenders. As of September 30, 2013, the principal amount outstanding under the bank loan is $25,013.

On July 17, 2009, the Company’s sole operating subsidiary, Intellinetics, issued a note payable to the Ohio State Development Authority in the amount of $1,012,500, with a maturity date of September 1, 2015, bearing interest at a rate of 6.00% per annum (“Authority Loan No. 1”). Pursuant to the terms of the loan, Intellinetics was required to pay only interest through September 30, 2010 and then monthly principal and interest payments of $23,779 each through September 30, 2015. The note is secured by a senior secured interest on all business assets financed with loan proceeds, as well as a second secured interest in all business assets. Upon maturity, by acceleration or otherwise, Intellinetics shall pay a loan participation fee of $101,250, which is accounted for as a loan premium, accreted monthly, utilizing the interest method, over the term of the loan. Effective December 31, 2012, Intellinetics and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule relating to Authority Loan No. 1, (the “December 31, 2012 Modification #1”) deferring principal and interest payments made for a nine month period from December 1, 2012 to May 1, 2013, with the next principal and interest payment due on September 1, 2013. Effective March 12, 2013, Intellinetics and the Ohio State Development Authority entered into another Notice and Acknowledgement of Modification to Payment Schedule relating to Authority Loan No. 1, deferring principal and interest payment until December 31, 2013, with the next principal and interest payment due on January 1, 2014. As of September 30, 2013, the principal amount outstanding under Authority Loan No. 1 was $741,788.

On June 3, 2011, the Company’s sole operating subsidiary, Intellinetics, issued a note payable to the Ohio State Development Authority in the amount of $750,000, with a maturity date of August 1, 2018, bearing interest at a rate of 1% per annum for the first 12 months, then interest at rate of 7% per annum for the second 12 months (“Authority Loan No. 2”). Pursuant to the terms of the loan, Intellinetics is not obligated to remit payments of principal until the beginning of the third year of the loan, September 1, 2013. The monthly principal and interest payments, beginning on the third anniversary of the loan origination, are $14,850 and are payable on a monthly basis through July 13, 2017. The note is secured by a senior secured interest on all business assets financed with loan proceeds, as well as a second secured interest in all business assets. Upon maturity, by acceleration or otherwise, Intellinetics shall pay a loan participation fee of $75,000, which is accounted for as a loan premium, accreted monthly utilizing the interest method, over the term of the loan. The interest rate of 1% during the first 12 months of this loan was considered to be below market for that period. The Company further determined that over the life of the loan, the effective interest rate was 5.6% per annum. Accordingly, during the first 12 months of the loan, the Company recorded interest expense at the 5.6% rate per annum. The difference between the interest expense accrual at 5.6% and the stated rate of 1% over the first 12 months is credited to deferred interest. The deferred interest amount that is accumulated over the first 12 months of the loan term will be amortized as a reduction to interest expense over the remaining term of the loan. At September 30, 2013 and December 31, 2012, deferred interest of $62,691 and $41,440, respectively, was reflected within long-term liabilities on the accompanying condensed consolidated balance sheets. Effective December 31, 2012, Intellinetics and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule (the “December 31, 2012 Modification #2”) relating to Authority Loan No. 2, deferring the interest payment for a nine month period from December 1, 2012 to May 1, 2013, with the next interest payment due on September 1, 2013. Effective March 12, 2013, Intellinetics and the Ohio State Development Authority entered into another Notice and Acknowledgement of Modification to Payment Schedule, deferring principal and interest payment until December 31, 2013, with the next principal and interest payment due on January 1, 2014. As of September 30, 2013, the principal amount outstanding under Authority Loan No. 2 was $750,000.

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

On June 6, 2012, the Company issued a note to an individual for $50,000, bearing interest at 10.0% per annum, which matured on September 1, 2013. On May 31, 2013, the Company paid in full, all principal of the $50,000 note and all interest in the amount of $1,168. The Company does not have any on-going relationship with the individual.

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

On March 2, 2009, the Company issued an unsecured promissory note payable to Jackie Chretien, in the amount of $80,000 due January 1, 2014 and bearing interest at 5% per annum, with the principal and interest to be paid on maturity (the “$80,000 Jackie Chretien Note”). During 2011, the Company made principal payments of $15,000 related to this note. During the nine months ended September 30, 2013 the Company paid $25,000 in principal and $9,014 in accrued interest to Jackie Chretien related to this note. As of September 30, 2013 the $80,000 Jackie Chretien Note had a principal balance of $40,000 and accrued interest of $2,090.

On December 29, 2001, the Company issued an unsecured promissory note payable to A. Michael Chretien, a Founder of the Company, in the amount of $55,167, and bearing interest at 5% per annum, with any unpaid principal and interest due on January 1, 2014 (the “$55,167 A. Michael Chretien Note”). During 2011, the Company made principal payments of $14,752 to A. Michael Chretien related to this note. During the nine months ended September 30, 2013, the Company paid $34,137 in accrued interest to A. Michael Chretien. As of September 30, 2013, the $55,167 A. Michael Chretien Note had a principal balance of $40,415 and accrued interest of $2,342.

On March 29, 2012, the Company issued an unsecured note payable to Ramon Shealy ("Mr. Shealy"), a then director of the Company, who subsequently resigned from the Board of Directors on December 17, 2012, for personal reasons, in the amount of $238,000, bearing interest at a rate of 10% for the term of the note. All principal and interest was due and payable on September 27, 2012, but was later extended to November 24, 2012. On April 16, 2012, the Company issued a note payable to Mr. Shealy, in the amount of $12,000, bearing interest at a rate of 10% per quarter. All principal and interest was due on July 15, 2012, but was later extended to November 12, 2012. On November 11, 2012 the maturity was extended to November 24, 2012. On November 24, 2012 the $238,000 Shealy Note and the $12,000 Shealy Note were combined into a $250,000 promissory note (the “$250,000 Shealy Note”), under the same terms, with a maturity date of January 1, 2014. On March 13, 2013, the Company paid $100,000 of the principal amount of the $250,000 Shealy Note. As of September 30, 2013, the $250,000 Shealy Note had a principal balance of $150,000 and accrued interest of $25,659.

The Company expects that through the next 9 to 12 months the capital requirements to fund the Company’s growth and to cover the operating costs as a public company will consume substantially all of the cash flows that it intends to generate from its operations, as well as the funds raised in the private placement discussed elsewhere in this Form 10-Q, in addition to the proceeds of any issuances of debt and equity securities, if consummated. The Company further believes that during this period, while the Company is focusing on the growth and expansion of its business, the gross profit that it expects to generate from operations will not generate sufficient funds to cover these anticipated operating costs. Our cash requirements are insufficient by approximately $120,000 per month. Accordingly, the Company expects to use proceeds from the private placement to sustain operations and to follow through on the execution of its business plan. Assuming over the next 9 to 12 months, we do not increase our cash flow generated from operations, we will need an additional $1,080,000 to $1,440,000 to fund planned operations. There is no assurance that the Company’s plans as discussed above will materialize and/or that the Company will have sufficient funds to fund the Company’s operations. Given these conditions, the Company’s ability to continue as a going concern is contingent upon successfully managing its cash requirements. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrants into established markets, the competitive environment in which the Company operates and its cash requirements. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Since inception, our operations have primarily been funded through a combination of operating margins, state business development loans, bank loans, loans from friends and family, and sale of securities. Although management believes that we may have access to capital resources, there are currently no commitments in place for new financing, other than the new issuance of convertible notes disclosed under the heading “Recent Developments” “$160,000 Notes issued on November 12, 2013”  at the beginning of Management’s Discussion and Analysis in this Form 10-Q, and there is no assurance that we will be able to obtain additional funds on commercially acceptable terms, if at all.

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

The Company’s outstanding indebtedness at September 30, 2013 is as follows:

•	The $80,000 Jackie Chretien Note with a principal balance of $40,000 and accrued interest of $2,090;

•	The $55,167 A. Michael Chretien Note with a principal balance of $40,415 and accrued interest of $2,342;

•	The Authority Loan No. 1 with the Ohio State Development Authority with a principal balance of $741.788;

•	The Authority Loan No. 2 with the Ohio State Development Authority with a principal balance of $750,000;

•	The Bank Loan with a principal balance of $25,013;

•	The $250,000 Shealy Note with a principal balance of $150,000 and accrued interest of $25,659.

There were no material commitments for capital expenditures at September 30, 2013.

Cash Flows

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2013 and 2012 was $2,247,426 and $1,165,697, respectively. During the nine months ended September 30, 2013, the net cash used in operating activities was primarily attributable to the net loss of $1,622,116 adjusted for (a) non- cash expenses of $45,721 and (b) a decrease in net operating assets of $671,031. During the nine months ended September 30, 2012, the net cash used in operating activities was primarily attributable to the net loss of $1,795,731 adjusted for (a) non-cash expenses of $249,270, and (b) an increase in net operating assets of $380,764.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2013 and 2012 amounted to$22,773 and $48,179, respectively, and was related to the purchase of property and equipment.

Financing Activities

The net cash provided by financing activities for the nine months ended September 30, 2013 was $2,394,938 and resulted from the sale of common stock of $2,731,021. The proceeds from the financing activities were partially offset by $336,083 of notes payable repayments, of which $139,000 was repaid to related parties and $197,083 was repaid to non-related parties.

The net cash provided by financing activities for the nine months ended September 30, 2012 was $1,094,810 and resulted primarily from new borrowings of $1,299,599, of which $434,000 was borrowed from related parties. The proceeds from the financing activities were partially offset by $204,789 of notes payable repayments, of which $0 was repaid to related parties.

Critical Accounting Policies and Estimates

There have been no significant changes during the nine months ended September 30, 2013 to the items that we disclosed as our critical accounting policies and use of estimates in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Form 10-K.

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

We carry out a variety of on-going procedures under the supervision and with the participation of our management, including our interim Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2013.

Changes in Internal Control Over Financial Reporting

Other than as disclosed below, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

Effective October 9, 2013, the single operating subsidiary of the Company, Intellinetics, Inc. (“Intellinetics”) and Kimm Bush, a former employee of Intellinetics, entered into a settlement agreement and release of all claims asserted by Ms. Bush against Intellinetics arising from Ms. Bush’s employment with Intellinetics for a lump sum payment of $75,000.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

(a)          None.

(b)          We are a smaller reporting company with a small number of directors and officers who have active roles in our operations. As a result, we currently have an audit committee comprised of two members and we have not made a determination as to whether we have an audit committee financial expert serving on the audit committee. It is anticipated that, in the future, the board of directors will appoint one or more additional members to the audit committee, including an audit committee financial expert.

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

Dated: November 14, 2013

By:	/s/ Matthew L. Chretien
Matthew L. Chretien
Interim President and Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2013

By:	/s/ Kendall D. Gill
Kendall D. Gill
Chief Financial Officer

