Form 10-K
period 2013-12-31
GLOBALWISE INVESTMENTS INC
filed 2014-03-31
CIK 1081745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No   ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $ 3,138,840.24

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 47,362,047 shares of common stock, par value $0.001 per share, were outstanding as of March 28, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2013, are incorporated by reference in Part III hereof.

Table Of Contents

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated into this report by reference contain, and we may from time to time make, forward-looking statements. From time to time in the future, we may make additional forward-looking statements in presentations, at conferences, in press releases, in other reports and filings and otherwise. Forward-looking statements are all statements other than statements of historical fact, including statements that refer to plans, intentions, objectives, goals, targets, strategies, hopes, beliefs, projections, prospects, expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. The words “may”, “could”, “should”, “would”, “will”, “project”, “intend”, “continue”, “believe”, “anticipate”, “estimate”, “forecast”, “expect”, “plan”, “potential”, “opportunity”, “scheduled”, “goal”, “target” and “future”, variations of such words, and other comparable terminology and similar expressions and references to future periods are often, but not always, used to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about the following:

•	our prospects, including our future business, revenues, expenses, net income, earnings per share, margins, profitability, cash flow, cash position, liquidity, financial condition and results of operations, backlog of orders and revenue, our targeted growth rate, our goals for future revenues and earnings, and our expectations about realizing the revenues in our backlog and in our sales pipeline;

•	the effects on our business, financial condition and results of operations of current and future economic, business, market and regulatory conditions, including the current economic and market conditions and their effects on our customers and their capital spending and ability to finance purchases of our products, services, technologies and systems;

•	the effects of fluctuations in sales on our business, revenues, expenses, net income, earnings per share, margins, profitability, cash flow, capital expenditures, liquidity, financial condition and results of operations;

•	our products, services, technologies and systems, including their quality and performance in absolute terms and as compared to competitive alternatives, their benefits to our customers and their ability to meet our customers’ requirements, and our ability to successfully develop and market new products, services, technologies and systems;

•	our markets, including our market position and our market share;

•	our ability to successfully develop, operate, grow and diversify our operations and businesses;

•	our business plans, strategies, goals and objectives, and our ability to successfully achieve them;

•	the sufficiency of our capital resources, including our cash and cash equivalents, funds generated from operations, availability of borrowings under our credit and financing arrangements and other capital resources, to meet our future working capital, capital expenditure, lease and debt service and business growth needs;

•	the value of our assets and businesses, including the revenues, profits and cash flow they are capable of delivering in the future;

•	industry trends and customer preferences and the demand for our products, services, technologies and systems;

•	the nature and intensity of our competition, and our ability to successfully compete in our markets;

•	business acquisitions, combinations, sales, alliances, ventures and other similar business transactions and relationships; and

•	the effects on our business, financial condition and results of operations of litigation, warranty claims and other claims and proceedings that arise from time to time.

ii

Any forward-looking statements we make are based on our current plans, intentions, objectives, goals, targets, strategies, hopes, beliefs, projections and expectations, as well as assumptions made by and information currently available to management. Forward-looking statements are not guarantees of future performance or events, but are subject to and qualified by substantial risks, uncertainties and other factors, which are difficult to predict and are often beyond our control. Forward-looking statements will be affected by assumptions and expectations we might make that do not materialize or that prove to be incorrect and by known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed, anticipated or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, those described in “Item 1A. Risk Factors” as well as other risks, uncertainties and factors discussed elsewhere in this report, in documents that we include as exhibits to or incorporate by reference in this report, and in other reports and documents we from time to time file with or furnish to the Securities and Exchange Commission. In light of these risks and uncertainties, you are cautioned not to place undue reliance on any forward-looking statements that we make.

Any forward-looking statements contained in this report speak only as of the date of this report, and any other forward-looking statements we make from time to time in the future speak only as of the date they are made. We undertake no duty or obligation to update or revise any forward-looking statement or to publicly disclose any update or revision for any reason, whether as a result of changes in our expectations or the underlying assumptions, the receipt of new information, the occurrence of future or unanticipated events, circumstances or conditions or otherwise.

iii

PART I

ITEM 1.	BUSINESS

Company Overview

GlobalWise Investments, Inc. (“GlobalWise”) is a Nevada holding company incorporated in 1997, with a single operating subsidiary, Intellinetics, Inc. (“Intellinetics,” and together with “GlobalWise,” the “Company”). References in this Annual Report on Form 10-K to “we” “us” and “our” refer to the Company, unless we state otherwise or the context indicates otherwise. On February 10, 2012, GlobalWise entered into a Securities Exchange Agreement (the “Exchange Agreement”) by and between itself and Intellinetics, an Ohio corporation formed in December 1996. Pursuant to the terms of the Exchange Agreement, all of the former shareholders of Intellinetics transferred to GlobalWise all of their shares of Intellinetics in exchange for shares of common stock of GlobalWise (“Share Exchange”). Prior to the Share Exchange, GlobalWise was a non-operating public shell company. As a result of the Share Exchange, Intellinetics became a wholly-owned subsidiary of GlobalWise. The Share Exchange was accounted for as a reverse merger and recapitalization of Intellinetics.

We are an Enterprise Content Management (“ECM”) software development, sales and marketing company serving both the public and private sectors. In the public sector, our products, services and process models serve, principally, the critical needs of law enforcement and compliance agencies within state and local government. We provide our software solutions principally in two ways: (i) through the direct licensing of its software installed on customer computer platforms and (ii) by providing our applications as a service accessible through the internet. Our services include pre-installation assessment, project scoping, implementation, consulting and ongoing software maintenance and customer support. In time, we anticipate that the provision of “cloud” application services will increase our revenues.  Our revenues from delivery of our software as a service in a cloud environment, as a percentage of total revenue for the period ended December 31, 2013 and December 31, 2012, were 8% and 4% respectively.

Our software products allow customers to manage “enterprise content” (unstructured data such as hard-copy scanned documents, Word documents, Excel spreadsheets, JPEG files, images, pictures, faxes, audio/video files, emails, and PowerPoint presentations) through its entire life cycle. Our platform, Intellivue™, is designed to improve and enhance business operations for clients by making document and content management simple, accessible and affordable. We offer industry-specific vertical “Composite Content Applications” (“CCA”) to clients in a pre-configured, on-demand basis through the “On-Demand Solution Store™.” This approach to deploying templates for specific business processes empowers clients to affordably manage their complete document life cycle within the Intellivue TM platform.

Recent Developments

On February 4, 2014, the Company issued two convertible promissory notes in a maximum aggregate principal amount of $350,000 to two accredited investors who are affiliated with each other.  To date, the Company has received $240,000 under the convertible notes. The convertible notes mature on September 30, 2014 and bear interest at an annual rate of interest of 10% until maturity. For more information, see the Note 15 to the Consolidated Financial Statements, titled “Subsequent Events” in Part II, Item 8, Financial Statements and Supplementary Data.

Products and Services

We sell two distinct software products – Intellivue TM, and Redactivue TM :

Intellivue TM

Our flagship platform, Intellivue TM , makes the economic and operational benefits of ECM readily available to underserved small to medium sized businesses, who in the past could not afford the turnkey platforms available only from providers such as International Business Machines Corporation (“IBM”) or EMC Corporation. Intellinetics is the one of the only ECM providers in the market that offers the six core components of ECM at a single price as part of its core market strategy. The single-price strategy makes cost of ownership simple to understand for our customers and distinguishes our marketing strategy from that of most ECM providers.

The six components of Intellivue TM are as follows:

•	Image-processing Application: The Intellivue TM platform includes image processing modules used for capturing, transforming and managing images of paper documents. Intellivue TM supports distributed and high volume capture, optical and intelligent character recognition, and form-processing technology. Intellivue TM ’s open architecture enables plug-and-play compatibility with industry-leading advanced capture tools from providers such as Kofax and IBM (Datacap);

•	Records Management: The Intellivue TM records management module is designed to address needs relating to long-term retention of content through automation and policies, ensuring legal, regulatory and industry compliance for our clients;

•	Workflow/BPM: IntellivueTM is designed to support business processes, routing content electronically, assigning work tasks and states (e.g., reviews or approvals), and creating related audit trails;

•	Social Content: IntellivueTM addresses document sharing, collaboration and knowledge management, and project teams. Specifically, video files are the fastest-growing category of new content in this defined area. Previously referred to as “document collaboration,” social content reflects a broader audience and a range of content types;

•	Web Content Management: The IntellivueTM platform specifically addresses native functions such as templating, workflow, change management, and content deployment functions that deliver prepackaged or on-demand content (via Intellivue™ WebVue™). A key strength in this area is the ability of IntellivueTM to use our full-functioned web services based on our Software Development Kit (SDK) and Application Protocol Interface (API); and

•	Extended Components: IntellivueTM includes document composition and e-forms (via third party OEM integration partnership), search, content and web analytics (via third party Advanced OCR engine partnership), email and information archiving and packaged application integration (via Intellinetics’ DirectVue™).

Redactivue TM

Our second software product is Redactivue TM . The Redactivue TM platform addresses the need for redaction of confidential or legally protected information from documents prior to release to a third party. Redactivue TM provides users the ability to quickly and efficiently design, test, and deploy intelligent redaction templates that support an unlimited number of unique content filters. In addition, Redactivue TM includes a comprehensive quality review and approval workflow engine that is completely configurable by document category.

Features of RedactivueTM

The features of RedactivueTM include:

•	Enables “Redaction-Aware” document management for business software applications quickly & easily;
•	Real-time filter testing provides methods to rapidly optimize accuracy using one of three powerful filter models (i.e., template libraries);
•	Regular Expression/Pattern Matching;
•	Label Proximity;
•	Fixed Templates;
•	Allows different redaction levels to simultaneously accommodate multiple views to the same document without any file duplication;
•	Preserves redaction history, rules applied, and user approval workflow; and
•	Exports comprehensive document and meta-data to any system, including:
•	ECM Platforms (e.g., SharePoint, IBM, EMC Corporation, Open Text, Hyland Software, and Oracle)
•	Websites; and
•	Host Business Applications (e.g., ERP, CRM, EMR, and HRIS).

Deployment Methods:

Redactivue TM is flexible and can function in several different deployment models across an organization, including:

•	As an end-to-end document management solution;
•	As a “pre-process” to an existing ECM; and
•	As an integrated sub-system to another host business software application (e.g., by redaction-enabling a Court Management System).

In addition, any of the above models can blend user controlled, semi-automated, or fully automated redaction methods to maximize our clients’ throughput, yet at the same time satisfy their accuracy requirements.

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

In September 2010, we reviewed what we had learned from our limited channel relationships with such companies as Lexmark International, Inc., Tiburon, and ACS Wagers and began a focused sales transformation. We reduced our direct sales force and immediately began implementing a national channel partner strategy to market our suite of products (i.e., Intellivue™ and Redactivue™). For purposes of this section, a “channel partner” is a company that we partner with to market and sell our products and technologies.  In 2013, 48% of our revenues related to our relationships with channel partners.  One channel partner is associated with 18% of our revenues for 2013, but there are no other channel partners who are responsible for more than 10% of our total revenues.

On December 31, 2013 we introduced a MarketCommand™ reseller program for resellers of devices in the print and imaging industry. MarketCommand™ is designed to generate additional revenues by packaging the GlobalWise cloud-based IntelliCloud™ platform and a MarketCommandTM  premise-based platform as a feature of the multi-function devices sold by resellers on the program.   MarketCommand™ is desirable for the resellers because it can increase their revenue by increasing device sales and related IntelliCloud™ activation fees.  The program also increases recurring Company revenue from customers that utilize more than the initial capacity, all without complexity in sales, operations, or service delivery.

The MarketCommand™ program reflects in-depth feedback from various resellers to determine what business, technical, market positioning and service changes were needed to make it easier for them to sell their products. MarketCommand™ delivers document-centric business solutions to customers, as a feature of the multi-function devices that customers are already purchasing from device resellers.   With, MarketCommand™, IntelliCloud™’s solutions catalog is available via configurable icons from the device panel.  MarketCommand™ is initially being made available only to market leaders within our current geographic markets of the United States, Canada, and Latin America. Through these efforts we are expanding our network of reselling partners across the United States.

The historic sales cycle for ECM products has been long (as long as 18-24 months) compared to that of most ECM vendors. We believe the combination of our open-source platform and ‘on-demand’ solution templates delivered as a packaged cloud-based software platform sold through a select distribution channel with simple inclusive pricing models will help us realize a much shorter sales cycle, ranging from 30 to 120 days. We believe this sales cycle contraction will set a new benchmark within the ECM industry for time-to-value from an end-user perspective while supporting an efficient increase in net new subscribers.

We believe that a targeted increase in channel relationships will increase our sales. We view this channel transformation as a critical component of our future business success.

Competition and Market Position

The market for our products is highly competitive, and we expect that competition will continue to intensify as the ECM markets consolidate. We believe our primary competitors in our market, the small-to-medium business sector and public sector, are Perceptive Software, Hyland Software, and Laserfiche. The principal competitive factors affecting the market for our software products and services include: (i) vendor and product reputation; (ii) product quality, performance and price; (iii) the availability of software products on multiple platforms; (iv) product scalability; (v) product integration with other enterprise applications; (vi) software functionality and features; (vii) software ease of use; (viii) the quality of professional services, customer support services and training, and (ix) the ability to address specific customer business problems. We believe that the relative importance of each of these factors depends upon the concerns and needs of each specific customer.

We believe that Intellinetics has advantages over our competitors in the small-to-medium market. We anticipate that we will benefit from multiple specific competitive advantages:

•	We leverage the “On-Demand Solution Store™” framework to reduce the time and cost of on-boarding new clients and expanding footprint with existing clients.

•	We deliver a superior value proposition to the small and medium business market by combining inclusive licensing with simple, capacity-based pricing models and hosted cloud-based delivery, brought to market through a comprehensive channel network of targeting the small and medium business segment.

•	We access and satisfy pent-up demand for ECM within captive user bases in the small and medium business market with out-of-the-box integrations with the leading business software solution providers who serve this market such as Primary Solutions, Sycle.net, and PHA Web.

•	We expand the demand for ECM within the Print and Imaging industry as a feature of the multi-function devices being utilized in the small and medium market.

We believe, with these competitive strengths, that Intellinetics is well positioned as a niche ECM provider for the small-to-medium business sector offering a complete world of ECM on one single turnkey platform – Intellivue™, requiring no modular pricing, enabling our clients to assemble, protect, find, collaborate on and ultimately use their content more effectively.

Customers

 In 2013, we marketed our Intellinetics product suite, Intellivue™ and Redactivue™, primarily to companies in the public and private sectors within the United States, Canada, and Latin America. Revenues from a limited number of clients have accounted for a substantial percentage of our total revenues. Intellinetics’ two largest clients, Tiburon, Inc. and CareWorks, accounted for approximately 9% and 5%, respectively, of our revenues for the year ended December 31, 2013. For the year ended December 31, 2012, our two largest clients at that time, FormFast and the Tiburon, Inc., accounted for approximately 16% and 12% respectively, of our revenues.

For the years ended December 31, 2013 and 2012, government contracts represented approximately 57% and 39% of our net revenues, respectively. For the twelve months ended December 31, 2013, the most significant of those government contracts represented approximately 5% of our net revenues. In 2012, the most significant of those government contracts, represented 4% of our net revenues. Due to their dependence on state, local and federal budgets, government contracts carry short terms, typically less than 18 months. Since our inception, our contracts with government customers have generally renewed on the original terms and conditions upon expiration. A significant portion of our sales to Resellers represent ultimate sales to government agencies.

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

Research and Development

We design, develop, test, market, license, and support new software products and enhancements of current products. Recent examples of significant trends in the software industry include cloud computing, mobility, social media, and software as a service. We continuously monitor our software products and enhancements to remain compatible with standard platforms and file formats. We expense as incurred, our software development costs.  For the twelve months ending December 31, 2013 and 2012, our estimated research and development costs were $285,824 and $121,382, respectively.

Employees

As of March 25, 2014, we employed a total of 15 individuals, all are full-time employees. We believe that relations with our employees are good. None of our employees is represented by a labor union, and we do not have collective bargaining arrangements with any of our employees.

Executive Officers and Board of Directors

On December 31, 2013, our executive officers and directors included the following:

Name	Age	Title

Matthew L. Chretien [1]	46	President, Chief Executive Officer, Treasurer, and Director

Kendall D. Gill	66	Chief Financial Officer

A. Michael Chretien [1]	74	Chairman of the Board, Vice President of Compliance, Secretary

Rye D’Orazio	59	Director

Thomas D. Moss	57	Chief Software Engineer, and Director

Robert C. Schroeder	46	Director

1 Matthew Chretien is the son of A. Michael Chretien.

Matthew L. Chretien, Chief Executive Officer, President, Treasurer, Chief Technology Officer, Director. Mr. Chretien was appointed interim President and Chief Executive Officer on July 31, 2013. He is a co-founder of Intellinetics and has served as Intellinetics’ Executive Vice President, Chief Technology Officer, Chief Financial Officer, and Treasurer since September 2011. Mr. Chretien resigned from the Chief Financial Officer position in September 2012. From January 1999 until September 2011, Mr. Chretien was employed as Intellinetics’ President and Chief Executive Officer. From 1996 until 1999, Mr. Chretien was employed as Intellinetics’ Vice President. Prior to joining Intellinetics, Mr. Chretien served as the field sales engineer for Unison Industries, a manufacturer of aircraft ignition systems.

Kendall D. Gill, Chief Financial Officer. Mr. Gill has served as our Chief Financial Officer since September 2012. Prior to becoming our Chief Financial Officer, Mr. Gill served as an accounting contractor to the Company since September 15, 2011. From May 2006 to September 2011, Mr. Gill served as the Chief Financial Officer of PT Brands, Inc. From May 2010 to August 2012, Mr. Gill served as President and CEO of Gill Products, LLC. Mr. Gill is a Certified Public Accountant and worked as an Audit Manager at Coopers & Lybrand from 1974 to 1985.

A. Michael Chretien, Chairman of the Board, Vice President of Compliance, Secretary, Director. Mr. A. Michael Chretien is our Chairman of the Board, Vice President of Compliance, and Secretary and serves as a member of our board of directors. He is a co-founder of Intellinetics and has served as Intellinetics’ Chairman of the Board, Vice President of Compliance, and Secretary since September 2011. From 1999 until September 2011, Mr. Chretien was employed as Intellinetics’ Vice President. Prior to joining Intellinetics, Mr. Chretien served for twenty-six years in the Federal Bureau of Investigation.

Rye D’Orazio, Director. Mr. D’Orazio has served as a director of Intellinetics since 2006. Mr. D’Orazio has been a partner at Ray & Barney Group since 2001. From 1995 to 2000, Mr. D’Orazio served as Vice President of Professional Services at Compucom. From 1985 to 1995, Mr. D’Orazio was a partner at NCGroup, which he founded. From 1982 to 1995, Mr. D’Orazio was employed as the Vice President of Professional Services at Triangle Systems, and from 1977 to 1982, Mr. D’Orazio was employed as a systems engineer at Electronic Data Systems.

Thomas D. Moss, Director. Mr. Moss is a co-founder of Intellinetics and has served as Intellinetics’ Chief Software Engineer since 1996. Prior to joining Intellinetics, Mr. Moss was employed as a senior software developer at North American Computer Services from 1988 to 1994. From 1983 to 1988, Mr. Moss was employed as a programmer/analyst at Confidential Data Services.

Robert C. Schroeder, Director. Mr. Schroeder was appointed as a member of our board of directors in September 2013.  Mr. Schroeder is Vice President of Investment Banking at Taglich Brothers and specializes in advisory services and capital raising for small public and private companies.  Prior to that, Mr. Schroeder served as Senior Equity Analyst publishing sell-side research on publicly traded companies.  Prior to joinging Taglich Brothers, he served in various positions in the brokerage and public accounting industry.  Mr. Schroeder received a B.S. degree in accounting and economics from New York University.  He currently serves on the board of directors of publicly traded Air Industries Group, a manufacturer of aerospace parts and assemblies, and Decisionpoint Systems, Inc., a leading provider and integrator of Enterprise Mobility, Wireless Applications and RFID solutions.

Available Information

Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge via our website (www.globalwiseinvestments.com) as soon as reasonably practicable after they are filed with, or furnished, to the SEC.

ITEM 1A.	RISK FACTORS

Our business and future operating results may be affected by many risks, uncertainties and other factors, including those set forth below and those contained elsewhere in this report. If any of the following risks were to occur, our business, affairs, assets, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. When we say that something could have a material adverse effect on us or on our business, we mean that it could have one or more of these effects.

In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating our company. Our business, financial condition, liquidity or results of operations could be materially adversely affected by any of these risks.

Risks Relating to our Business

Our current Independent Registered Public Accounting Firm expressed going concern issues that note our need for capital and/or revenues to survive as a business.

The ability of the Company to continue as a going concern is dependent on our ability to raise sufficient capital and further implement our business plan. For the years ended December 31, 2013 and 2012, we had a net loss of $2,139,704 and $1,985,493, respectively. The Company has a stockholders’ deficit of $7,808,370 as of December 31, 2013. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our current Independent Registered Public Accounting Firm’s reports our financial statements for the years ended December 31, 2013 and 2012, contained explanatory paragraphs indicating that there was substantial doubt as to the Company’s ability to continue as a going concern. Our going concern qualification is expected to significantly affect our ability to raise capital and have a meaningful negative effect on the cost of capital, if we are able to raise any capital at all.  If we are unable to raise capital, we will not be able to continue operations.

We need to continue to establish and maintain an effective system of internal controls, in order to be able to report our financial results accurately and timely, or to prevent fraud.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud.  Because Intellinetics operated as a private company without public reporting obligations before the Share Exchange, it had limited personnel and resources to apply to the development of the external reporting and compliance obligations that would be required of a public company. Intellinetics has taken and will continue to take measures to address and improve its financial reporting and compliance capabilities including the addition of financial and accounting resources, and instituting changes to satisfy its obligations in connection with joining a public company. If Intellinetics’ financial and managerial controls, reporting systems, or procedures fail, it may not be able to provide accurate financial statements on a timely basis or comply with the Sarbanes-Oxley Act.

In relation to the audit of our financial statements for the year ended December 31, 2011, our former independent registered public accounting firm informed the Company of its observations of a material weakness in internal control over financial reporting at Intellinetics, primarily related to Intellinetics having been a private company without public reporting obligations before the Share Exchange. Since the filing of our financial statements for the year ended December 31, 2011, the Company has adopted various measures to improve Intellinetics’ internal control processes and has mitigated the material weakness in internal controls at Intellinetics. However, there can be no assurance that further improvements will not be required.

If we fail to maintain an effective system of internal control, we may be unable to produce reliable financial reports or prevent fraud. If we are unable to assert that our internal control over financial reporting is effective at any time in the future, we may not be able to manage our business as effectively as we would if an effective control environment existed, we could be subject to regulatory enforcement, and investors may lose confidence in our ability to operate in compliance with existing internal control rules and regulations, either of which could result in a decline in our stock price.

Our cash reserves are low, and we will require additional capital to fund our future activities.  We may not be able to ensure the survival of the business if we fail to raise additional capital on satisfactory terms and in sufficient amounts.

 As of December 31, 2013, we had cash of $260,500. Our cash requirements are insufficient by approximately $120,000 per month. We expect that through the next 10-16 months, the capital requirements to fund our growth and cover the operating costs as a public company will consume substantially all of the cash flows that we currently generate from operations, as well as an additional $900,000 to $1,700,000.  We will be required to meet our needs from increased internally generated cash flows, debt financings and equity financings.  We are dependent on our ability to obtain financing to continue operations and to implement our business plan. Based on our current operating plan, we will need to obtain debt or additional equity financing in the near future. The type, timing and terms of the additional financing we may select will depend on, among other things, our cash needs, the availability of other financing sources and prevailing conditions in the financial markets. Any financing would be dilutive to our stockholders. There can be no assurance that any of these sources will be available to us at any time.  Even if additional capital is available, we may not be able to obtain debt or equity financing on terms favorable to us. If cash generated by operations is not sufficient to meet our capital requirements, the failure to obtain additional financing could result in a reduction or curtailment of our operations.

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

We have a history of losses, and we may not achieve profitability at a level that enables the Company to continue as a going concern.

We have a history of losses and have not yet achieved profitability. We had net losses of $2,139,704 and $1,985,493 for the years ended December 31, 2013 and 2012, respectively. Our current Independent Registered Public Accounting Firm included an explanatory paragraph in their reports on our financial statements for the years ended December 31, 2013 and 2012, indicating that there was substantial doubt as to the Company’s ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to the opinions issued by our current Independent Registered Public Accounting Firm including our explanation that the Company’s ability to continue as a going concern is contingent upon us being able to secure additional capital. You must consider our business, financial history and prospects in light of the risks and difficulties we face. There can be no assurances that we will achieve or maintain profitability or even be able to continue operating as a going concern.

Weakened economic conditions and uncertainty could adversely affect our operating results or financing in ways that may be hard to predict or to defend against.

Our overall performance depends in part on economic conditions. The United States has been slowly recovering from the prolonged recession and financial crisis beginning in approximately 2008. The sustainability and pace of the economic recovery are unknown and are beyond our control. Moreover, any instability in the global economy affects countries, including the United States, with varying levels of severity, which makes the impact on our business complex and unpredictable. During adverse economic conditions, many customers may delay or reduce technology purchases. Contract negotiations may become more protracted, or conditions could result in reductions in sales of our products, longer sales cycles, pressure on our margins, difficulties in collection of accounts receivable or delayed payments, increased default risks associated with our accounts receivable, slower adoption of new technologies, and increased price competition. Potential price inflation in the United States may increase the cost we incur to provide our solutions and may reduce profit margins on agreements that govern our provision of products or services to customers over a multi-year period. In addition, continued deterioration of the United States and global credit markets could adversely impact our ability to complete sales of our products and services, including maintenance and support renewals. Any of these prolonged events, as well as a general weakening of, or declining corporate confidence in, the United States and global economy, or a curtailment in government or corporate spending could delay or decrease customer purchases, and adversely affect our business, financial condition, and results of operations.

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

We may not be able to generate sufficient cash to service any indebtedness that we may incur from time to time, which could force us to sell assets, cease operations, or take other detrimental actions for our business.

Our ability to make scheduled payments on or to refinance any debt obligations that we may incur depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, and other factors beyond our control. We cannot ensure that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on any indebtedness.

If our cash flows and capital resources are at any time insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital, restructure or refinance our indebtedness, or reduce or cease operations. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other operating obligations.

We are subject to loan covenants which we may not be able to meet, resulting in increased interest and accelerated payment obligations.

In connection with our indebtedness to the State of Ohio, the material loan covenants to which we are subject include

-	providing quarterly financial information and management certifications;
-	creating and maintaining a certain number of full time jobs within Ohio;
-	furnishing period information regarding employment, economic, and statistical data;
-	maintaining our principal offices in the State of Ohio;
-	maintaining insurance for risk of loss, public liability, and worker’s compensation;
-	delivering notice in the event of default, any pending or threatened action that would materially impair the Company;
-	permitting the inspection of books, records, and premises;
-	not selling or disposing of substantially all of our assets or equity or merging or consolidating with another entity without consent; and
-	not pledging or encumbering our assets.

We have had past instances of non-compliance with certain of the loan covenants. Should we violate a covenant or requirement, we may be subject to an escalation of our interest rate and/or we may be required to repay the loan before its term. We are currently in compliance with all material loan covenants.  There can be no assurance that we will not become non-compliant with one or more of these covenants in the future.

Our gross margins on our revenues have not been stable, which creates difficulty in generating forecasts and managing profitability, and may hinder investment.

Our gross margins on our revenues have not been stable. Accordingly, it is difficult for us to manage and forecast our gross margins and our earnings. Historically, our product mix and profitability per project have not been consistent. These conditions may adversely impact our future financial performance and may hinder our ability to attract investors.

The length of our sales cycle can fluctuate significantly, resulting in significant fluctuations in license revenues recognitions.

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

Any significant reduction in the sales efforts or cooperative efforts from our partners could materially impact our revenues.

We rely on close cooperation with our reseller and channel partners for sales and product development as well as for the optimization of opportunities that arise in our competitive environment. In particular, the success of our recently announced reseller program, MarketCommandTM , is entirely dependent upon our relationships with resellers of multi-functional devices, which are currently being purchased by current and potential customers in our target markets.  Our success will depend, in part, upon our ability to maintain access to existing channels of distribution and to gain access to new channels if and when they develop. We may not be able to retain a sufficient number of our existing partners or develop a sufficient number of future partners. We are unable to predict the extent to which our partners will be successful in marketing and licensing our products. A reduction in partner cooperation or sales efforts, or a decline in the number of channels, could materially reduce revenues.

We need to continue to develop new technologically-advanced products that successfully integrate with the software products and enhancements used by our customers.

Our success depends upon our ability to design, develop, test, market, license, and support new software products and enhancements of current products on a timely basis in response to both competitive threats and marketplace demands. Recent examples of significant trends in the software industry include cloud computing, mobility, social media, networking, browser, and software as a service. In addition, software products and enhancements must remain compatible with standard platforms and file formats. Often, we must integrate software licensed or acquired from third parties with our proprietary software to create or improve our products. If we are unable to achieve a successful integration with third-party software, we may not be successful in developing and marketing our new software products and enhancements. If we are unable to successfully integrate third-party software to develop new software products and enhancements to existing products, or to complete products currently under development which we license or acquire from third parties, our operating results will materially suffer. In addition, if the integrated or new products or enhancements do not achieve acceptance by the marketplace, our operating results will materially suffer. Also, if new industry standards emerge that we do not anticipate or adapt to, our software products could be rendered obsolete and, as a result, our business and operating results, as well as our ability to compete in the marketplace, would be materially harmed.

If our products and services do not gain market acceptance, our operating results may be negatively affected.

We intend to pursue our strategy of growing the capabilities of our ECM software offerings through our proprietary research and the development of new product offerings. In response to customer demand, it is important to our success that we continue: (i) to enhance our products, and (ii) to seek to set the standard for ECM capabilities in the small-to-medium market. The primary market for our software and services is rapidly evolving, due to the nature of the rapidly changing software industry, which means that the level of acceptance of products and services that have been released recently or that are planned for future release by the marketplace is not certain. If the markets for our products and services fail to develop, develop more slowly than expected or become subject to increased competition, our business may suffer. As a result, we may be unable to: (i) successfully market our current products and services, (ii) develop new software products, services and enhancements to current products and services, (iii) complete customer installations on a timely basis, or (iv) complete products and services currently under development. In addition, increased competition could put significant pricing pressures on our products, which could negatively impact our margins and profitability. If our products and services are not accepted by our customers or by other businesses in the marketplace, our business and operating results will be materially affected.

If we are unable to continue to attract new customers, our growth could be slower than we expect.

We believe that our future growth depends in part upon increasing our customer base. Our ability to achieve significant growth in revenue in the future will depend, in part, upon continually attracting new customers and obtaining subscription renewals to our solutions from those customers. If we fail to attract new customers our revenue may grow more slowly than expected and our business may be harmed.

A significant downturn in our business may not be immediately reflected in our operating results because of the way we recognize revenue.

We recognize revenue from subscription agreements ratably over the terms of these agreements, which are typically one year. As a result, a significant portion of the revenue we report in each quarter is generated from customer agreements entered into during previous periods, which is reflected as deferred revenue on our balance sheet. Consequently, a decline in new or renewed subscriptions, or a downgrade of renewed subscriptions to less-expensive editions, in any one quarter may not be fully reflected in our revenue in that quarter, and may negatively affect our revenue in future quarters. If contracts having significant value expire and are not renewed or replaced at the beginning of a quarter or are downgraded, our revenue may decline significantly in that quarter and subsequent quarters.

Our profitability in the short term may be affected by rapid growth in our customer base.

Expenses, such as sales commissions, are generally incurred upfront; however most of our revenue is recognized over the life of the applicable agreements. Therefore, increased sales will result in our recognition of more costs than revenue during the early periods covered by such agreements, even in cases where the agreements are expected to be profitable for us over their full terms. As a result, our short-term operating results may suffer.

If we are unable to increase market awareness of our company and our solutions, our revenue may not continue to grow, or may decline.

Market awareness of our capabilities and solutions is essential to our ability to generate new leads for expanding our business and our continued growth. If we fail to sufficiently invest in our marketing programs or they are unsuccessful in creating market awareness of our company and solutions, our business may be harmed.

Reduced IT or enterprise software spending may adversely impact our business.

Our business depends on the overall demand for IT and enterprise software spend and on the economic health of our current and prospective customers. Any meaningful reduction in IT or enterprise software spending or weakness in the economic health of our current and prospective customers, could harm our business in a number of ways, including longer sales cycles and lower prices for our solutions.

Security breaches may harm our business.

Any security breaches, unauthorized access, unauthorized usage, virus or similar breach or disruption could result in loss of confidential information, damage to our reputation, early termination of our contracts, litigation, regulatory investigations or other liabilities. If our security measures or those of our third-party data centers are breached as a result of third-party action, employee error, malfeasance or otherwise and, as a result, someone obtains unauthorized access to customer data, our reputation could be damaged, our business may suffer and we could incur significant liability.

The United States has laws and regulations relating to data privacy, security, and retention and transmission of information. We have certain measures to protect our information systems against unauthorized access and disclosure of our confidential information and confidential information belonging to our customers. We have policies and procedures in place dealing with data security and records retention. However, there is no assurance that the security measures we have put in place will be effective in every case.

There has been an increase in the number of private privacy-related lawsuits filed against companies in recent years. In addition, we are unable to predict what additional legislation or regulation in the area of privacy of personal information could be enacted and what effect that could have on our operations and business. Concerns about our practices with regard to the collection, use, disclosure, or security of personal information or other privacy-related matters, even if unfounded and even if we are in compliance with applicable laws, could damage our reputation and harm our business.

Breaches, or perceived breaches, in security could result in a negative impact for us and for our customers, potentially affecting our business, assets, revenues, brand, and reputation, and resulting in penalties, fines, litigation, and other potential liabilities, in each case depending upon the nature of the information disclosed. These risks to our business may increase as we expand the number of products and services we offer.

Our business may become substantially dependent upon the continued adoption of cloud-based software solutions.

We expect to derive a significant part of our revenue from the sale of subscriptions for our cloud-based platform. We do not know whether the trend of adoption of enterprise cloud-based software solutions we have experienced in the past will continue in the future. Many organizations have invested substantial personnel and financial resources to integrate on-premise software tools into their businesses, and some have been reluctant or unwilling to migrate to cloud-based software solutions. Furthermore, some organizations, particularly enterprises upon which we are dependent, have been reluctant or unwilling to use cloud-based solutions because they have concerns regarding the risks associated with the security of their data and the reliability of the technology delivery model associated with these solutions. In addition, if we or other cloud-based providers experience security incidents, loss of customer data, disruptions in delivery or other problems, the market for cloud-based software solutions as a whole, including for our solutions, may be negatively impacted. If the adoption of cloud-based software solutions does not continue at the rate we anticipate, the market for these solutions may stop developing or may develop more slowly than we expect, either of which would harm our operating results.

Our data center infrastructure capacity may affect our service.

As we experience growth in the number of users and amount of data that our hosting infrastructure supports, we will need to acquire additional hosting infrastructure. We seek to maintain excess capacity to facilitate the rapid provision of new customer deployments and the expansion of existing customer deployments. However, the provisioning of new data center infrastructure requires lead time. If we do not accurately predict our infrastructure capacity requirements with sufficient lead time, our customers could experience service impairment that may subject us to financial penalties and liabilities and cause us to lose customers. If our data center infrastructure capacity fails to keep pace with increased subscriptions, customers may experience delays or reductions in the quality of our service as we seek to obtain additional capacity, which could harm our reputation and harm our business.

Any disruption of service at data centers that house our equipment and deliver our solutions could harm our business.

Our users expect to be able to access our solutions 24-hours a day, seven-days a week, without interruption. We have computing and communications hardware operations located in data centers owned and operated by third parties. We do not control the operation of these data centers and we are therefore vulnerable to any security breaches, power outages or other issues the data centers experience. We expect that we will experience interruptions, delays and outages in service and availability from time to time.

The owners of our data centers have no obligation to renew agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, we may be required to move to new data centers, and we may incur significant costs and possible service interruption in connection with doing so.

These data centers are vulnerable to damage or interruption from human error, malicious acts, earthquakes, hurricanes, tornados, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. The occurrence of a natural disaster or an act of terrorism, vandalism or other misconduct, or a decision to close the data centers without adequate notice or other unanticipated problems could result in lengthy interruptions in availability of our solutions.

Any changes in third-party service levels at our data centers or any errors, defects, disruptions or other performance problems with our solutions could harm our reputation and may damage our customers' businesses. Interruptions in availability of our solutions might reduce our revenue, cause us to issue credits to customers, subject us to potential liability, and cause customers to terminate their subscriptions or decide not to renew their subscriptions with us.

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

The loss of a major customer or the failure to collect a large account receivable could negatively affect our results of operations and financial condition.

Revenues from a limited number of customers have accounted for a substantial percentage of our total revenues.  Our two largest clients account for approximately 9% and 5%, respectively, of our revenues for the year ending December 31, 2013. For the years ended December 31, 2013 and 2012, government contracts represented approximately 57% and 39% of our net revenues, respectively. For the twelve months ended December 31, 2013 and 2012, the most significant of these government contracts, represented approximately 5% and 4%, respectively, of our net revenues. Due to their dependence on state, local and federal budgets, government contracts carry short terms, typically less than 18 months. The loss of a meaningful percentage of government contracts could materially affect our business and operating results.

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

The use of open-source software in our products may expose us to the risk of having to disclose the source code to our product, rendering our software no longer proprietary and reducing or eliminating its value.

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

We are highly dependent on our ability to protect our proprietary technology. We rely on a combination of intellectual property laws, trademark laws, as well as non-disclosure agreements and other contractual provisions to establish and maintain our proprietary rights. We intend to protect our rights vigorously; however, there can be no assurance that these measures will be successful. Enforcement of our intellectual property rights may be difficult or cost prohibitive. While U.S. copyright laws may provide meaningful protection against unauthorized duplication of software, software piracy has been, and is expected to be, a persistent problem for the software industry, and piracy of our products represents a loss of revenue to us. Certain of our license arrangements may require us to make a limited confidential disclosure of portions of the source code for our products, or to place such source code into escrow for the protection of another party. Although we will take considerable precautions, unauthorized third parties, including our competitors, may be able to: (i) copy certain portions of our products, or (ii) reverse engineer or obtain and use information that we regard as proprietary. Also, our competitors could independently develop technologies that are perceived to be substantially equivalent or superior to our technologies. Our competitive position may be adversely affected by our possible inability to effectively protect our intellectual property.

Any claim that we infringe on other’s intellectual property could materially increase costs and materially harm our ability to generate future revenues and profits.

Claims of infringement are becoming increasingly common as the software industry develops and as related legal protections, including patents, are applied to software products. Although we are not aware of any infringement on the rights of third parties, third parties may assert infringement claims against us in the future. Although most of our technology is proprietary in nature, we do include certain third-party software in our products. In these cases, this software is licensed from the entity holding the intellectual property rights. Although we believe that we have secured proper licenses for all third-party software that is integrated into our products, third parties may assert infringement claims against us in the future. The third parties making these assertions and claims may include non-practicing entities (known as “patent trolls”) whose business model is to obtain patent-licensing revenues from operating companies, such as ours. Any such assertion, regardless of merit, may result in litigation or may require us to obtain a license for the intellectual property rights of third parties. Such licenses may not be available, or they may not be available on reasonable terms. In addition, such litigation could be time-consuming, disruptive to our ability to generate revenues or enter into new market opportunities, and may result in significantly increased costs as a result of our defense against those claims or our attempt to license the intellectual property rights or rework our products to avoid infringement of third-party rights to ensure they comply with judicial decisions. Our agreements with our partners and end-users typically contain provisions that require us to indemnify them, with certain limitations on the total amount of such indemnification, for damages sustained by them as a result of any infringement claims involving our products. Any of the foregoing results of an infringement claim could have a significant adverse impact on our business and operating results, as well as our ability to generate future revenues and profits.

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

We must manage our internal resources during periods of Company growth, or our operating results could be adversely affected.

The ECM market has continued to evolve at a rapid pace. If we are successful in growing the Company, any growth will place significant strains on our administrative and operational resources, and increase demands on our internal systems, procedures and controls. Our administrative infrastructure, systems, procedures and controls may not adequately support our operations. In addition, our management may not be able to achieve a rapid, effective execution of the product and business initiatives necessary to successfully implement our operational and competitive strategy. If we are unable to manage growth effectively, our operating results will likely suffer which may, in turn, adversely affect our business.

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

A claim for damages, regardless our responsibility for the failure, could expose us to liability.

We provide business management solutions that we believe are critical to the operations of our customers’ businesses and provide benefits that may be difficult to quantify. Any failure of a customer’s system installed by us or of the services offered by us could result in a claim for substantial damages against us, regardless of our responsibility for the failure. Although we attempt to limit our contractual liability for damages resulting from negligent acts, errors, mistakes, or omissions in rendering our services, we cannot assure you that the limitations on liability we include in our agreements will be enforceable in all cases, or that those limitations on liability will otherwise protect us from liability for damages. There can be no assurance that any insurance coverage we may have in place will be adequate or that current coverages will remain available at acceptable costs. Successful claims brought in excess of any insurance coverage could seriously harm our business, prospects, financial condition, and results of operations. Even if not successful, large claims against us could result in significant legal and other costs and may be a distraction to our senior management.

Our products rely on the stability of infrastructure software that, if not stable, could negatively impact the effectiveness or reliability of our products, resulting in harm to our reputation and business.

Our development of internet and intranet applications depends and will continue to depend on the stability, functionality, and scalability of the infrastructure software of the underlying internet and intranet.  If weaknesses in such infrastructure exist, we may not be able to correct or compensate for such weaknesses. If we are unable to address weaknesses resulting from problems in the infrastructure software such that our products do not meet customer needs or expectations, our reputation and, consequently, our business may be significantly harmed.

In addition, our business and operations are highly automated, and a disruption or failure of our systems may delay our ability to complete sales and to provide services.  A major disaster or other catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could severely affect our ability to conduct normal business operations, which may materially and adversely affect our future operating results.

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

Our contracts with government clients subject us to risks including early termination, audits, investigations, sanctions, and penalties.

A significant portion of our revenues comes from contracts with the U.S. government, state and local governments, and their respective agencies, which may terminate most of these contracts at any time, without cause. The percentage of revenue from governmental contracts as a percentage of total revenue for the periods ended December 31, 2013 and December 31, 2012 were 57% percent and 39% percent, respectively.  At this time, governments and their agencies are operating under increased pressure to reduce spending. Any federal government contracts are subject to the approval of appropriations being made by the U.S. Congress to fund the expenditures under those contracts. Similarly, any contracts at the state and local levels are subject to government funding authorizations. Additionally, government contracts are generally subject to audits and investigations that could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions, or debarment from future government business.

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

Risks Relating to Our Common Stock

Shares of our common stock that have not been registered under the Securities Act, regardless of whether such shares are restricted or unrestricted, are subject to resale restrictions imposed by Rule 144, including those set forth in Rule 144(i), which apply to a “shell company.”

Pursuant to Rule 144 of the Securities Act, a “shell company” is defined as a company that has no or nominal operations, and either no or nominal assets, assets consisting solely of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets. As such, we were a shell company pursuant to Rule 144 prior to the consummation of the Share Exchange, and sales of our securities pursuant to Rule 144 were restricted until at least twelve months from February 13, 2012, the date that we filed our Current Report on Form 8-K with the SEC, reflecting the Company’s status as a non- “shell company.” Even after February 13, 2013, investors may be reluctant to invest in our securities because they are securities of a former shell company that may not be freely tradable as securities of companies that are not former “shell companies”. In addition, since the Company is a former shell company, shareholders with restricted securities cannot rely upon Rule 144 for sales of restricted securities in the event that the Company is not current in its filing obligations under the Exchange Act.

Management exercises significant control over matters requiring stockholder approval which may result in the delay or prevention of a change in our control.

The officers, directors, and key employees of Intellinetics hold approximately 51% of our outstanding common stock. As a result, the management and key employees of Intellinetics exercise significant control over all matters requiring stockholder approval, including the election of our directors and approval of significant corporate transactions. This concentration of ownership in the management and key employees of Intellinetics may also have the effect of delaying or preventing a change in control of the Company that may be otherwise viewed as beneficial by stockholders other than Intellinetics’ management.

Our shares are quoted on the OTC Bulletin Board and are subject to a high degree of volatility and liquidity risk.

Our common stock is currently quoted on the OTC Bulletin Board.  As such, we believe our stock price to be more volatile and the share liquidity characteristics to be of higher risk than if we were listed on one of the national exchanges. Also, if our stock were no longer quoted on the OTCBB, the ability to trade our stock would become even more limited and investors might not be able to sell their shares. Consequently, investors must be prepared to bear the economic risk of holding the securities for an indefinite period of time.

Shares eligible for future sale may adversely affect the market price of our common stock.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. Any substantial sale of our common stock pursuant to Rule 144 may have an adverse effect on the market price of our common stock.

The price of our common stock may fluctuate significantly.

The common stock of public companies can experience extreme price and volume fluctuations. These fluctuations often have been unrelated or out of proportion to the operating performance of such companies. We expect our stock price to be similarly volatile. These broad market fluctuations may continue and could harm our stock price. Any negative change in the public’s perception of the prospects of our business or companies in our industry could also depress our stock price, regardless of our actual results. Factors affecting the trading price of our common stock may include:

•	Variations in operating results;

•	Announcements of technological innovations, new products or product enhancements, strategic alliances, or significant agreements by us or by competitors;

•	Recruitment or departure of key personnel;

•	Litigation, legislation, regulation, or technological developments that adversely affect our business; and

•	Market conditions in our industry, the industries of our customers, and the economy as a whole.

Further, the stock market in general, and securities of smaller companies in particular, can experience extreme price and volume fluctuations. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. You should also be aware that price volatility might be worse if the trading volume of our common stock is low.

 We are unable to issue additional shares without the stockholders authorizing an increase in shares.

We have 50,000,000 authorized shares, out of which 49,210,261 are outstanding assuming full exercise of all outstanding warrants. As such, we will be unable to issue additional shares without our stockholders authorizing an increase in our shares. Our inability to issue additional shares without stockholders authorizing an increase in our shares significantly limits our ability to raise additional funds through the sale of equity or convertible debt. Because we are currently unable to raise additional funds through the sale of equity or convertible debt, we may not be able to fund our future needs, which would have a material adverse effect on our business plans, prospects, results of operations, and financial condition.

The volatility of our stock price could lead to losses by stockholders.

 The market price of our common stock may be subject to wide fluctuations in response to: (i) quarterly and annual variations in operating results, (ii) announcements of technological innovations or new products that are relevant to our industry, or (iii) other events or factors. In addition, financial markets experience significant price and volume fluctuations that particularly affect the market prices of equity securities of many technology companies. These fluctuations have often resulted from the failure of such companies to meet market expectations in a particular quarter, and thus such fluctuations may or may not be related to the underlying operating performance of such companies. Broad market fluctuations or any failure of our operating results in a particular quarter to meet market expectations may adversely affect the market price of our common stock. Occasionally, periods of volatility in the market price of a company’s securities may lead to the institution of securities class action litigation against a company. Due to the volatility of our stock price, we may be the target of such securities litigation in the future. Such legal action could result in substantial costs to defend our interests and a diversion of management’s attention and resources, each of which would have a material adverse effect on our business and operating results.

 Our common stock may be subject to Penny Stock Rules, which could affect trading.

 Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain rules adopted by the SEC. Penny stocks generally are equity securities with a price of less than $5.00, subject to exceptions. The rules require that a broker-dealer, before a transaction in a penny stock not otherwise exempt from the rules, deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in connection with the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the rules generally require that before a transaction in a penny stock, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the liquidity of penny stocks. Our common stock has never traded above $5.00 per share, and as such the holders of our common stock or other of our securities may find it more difficult to sell their securities.

 The Company has Outstanding Warrants having a “cashless exercise” feature.

 As part of an offering of equity in 2013, the placement agent was issued warrants to purchase 1,500,000 shares. The placement agent warrants have a cashless exercise feature giving the placement agent the option of not paying cash to exercise the warrants but gives the placement agent the right to surrender a portion of the warrants to the Company as full payment of the exercise price and receive shares equal to the difference between the exercise price and the price of the shares at the time of exercise. The Company would not receive any proceeds from the exercise of warrants issued to the placement agent, causing dilution to existing stockholders with no corresponding influx of capital.  This may affect our ability to raise additional equity capital.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative, low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Sales of a substantial number of shares of our common stock that were issued in a private offering in 2013 could cause our stock price to fall.

 Once we register the shares that were issued as part of a private offering of equity in 2013, they can be freely sold in the public market. Sales of a substantial number of shares by the selling shareholders, could reduce the market price of our common stock. Sales of a substantial number of our common stock by the selling shareholders in the public market, the availability of these shares for sale, our issuance of securities or the perception that any of these events might occur could materially and adversely affect the market price of our common stock. In addition, the sale of these securities could impair our ability to raise capital through the sale of additional stock.

Because we do not expect to pay any dividends on our common stock for the foreseeable future, investors in this offering may never receive a return on their investment.

 We do not anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing operations. The declaration, payment, and amount of any future dividends, if any, will be made at the discretion of our board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors that the board of directors considers relevant. In addition, any future credit facilities we enter into may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our property consists of an office facility measuring approximately 6,000 square feet in Columbus, Ohio that we lease for our headquarters and chief executive offices. The monthly rental payment is $3,375. The lease term continues until December 31, 2014.  We believe that we can renew on similar terms for 2015 or find alternate office space with commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

Effective October 9, 2013, Intellinetics and Kimm Bush, a former employee of Intellinetics, entered into a settlement agreement and release of all claims settling claims asserted by Ms. Bush against Intellinetics arising from Ms. Bush’s employment for a lump sum payment of $75,000.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

Part II

ITEM 5.                 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is available for quotation on the Over-the-Counter Bulletin Board under the symbol “GWIV.”

The quarterly high and low closing prices of our common stock, as reported by the Over-the-Counter Bulletin Board are as follows:

Common Stock

Quarter Ended	High	Low
December 31, 2013	$0.12	$0.04
September 30, 2013	$0.18	$0.05
June 30, 2013	$0.28	$0.12
March 31, 2013	$0.49	$0.25
December 31, 2012	$0.63	$0.18
September 31, 2012	$1.82	$0.55
June 30, 2012	$1.87	$1.02
March 31, 2012	$1.85	$1.27

Holders

As of March 25, 2014 we had 101 stockholders of record.

Dividends

We do not anticipate paying dividends on our common stock in the foreseeable future.

Unregistered Securities Issuances in Fiscal Year 2013

All unregistered securities issued in fiscal year 2013 have been previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Shares Issued and Outstanding and Shares Reserved for Exercise of Warrants

As of March 25, 2014, the Company has 47,362,047 shares of common stock issued and outstanding; and 1,848,214 shares reserved for issuance upon the exercise of outstanding warrants.

Issuer Purchase of Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial conditions and results of operations of the Company for the fiscal years ended December 31, 2013, and 2012 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Form 10-K. References in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “the Company,” “us,” “we,” “our,” and similar terms refer to GlobalWise Investments, Inc., a Nevada corporation (“GlobalWise”), and its sole operating subsidiary, Intellinetics, Inc., an Ohio corporation (“Intellinetics”), unless we state otherwise or the context indicates otherwise.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition accrued expenses, financing operations, contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carry value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this report for the year ended December 31, 2013.

Recent Developments

Issuance of Convertible Notes

On February 4, 2014, the Company issued two convertible promissory notes in a maximum aggregate principal amount of $350,000 to two accredited investors who are associated with each other. The Company received a portion of the proceeds from the issuance of the convertible notes in the amount of $240,000. The convertible notes mature on September 30, 2014 and bear interest at an annual rate of interest of 10% until maturity. For more information, see the Note 15 to the Consolidated Financial Statements, titled “Subsequent Events” in Part II, Item 8, Financial Statements and Supplementary Data.

Company Overview

The Company is an Enterprise Content Management (“ECM”) software development, sales and marketing company serving both the public and private sectors. The Company provides its software solutions principally through (i) the direct licensing of its software installed on customer computer platforms and (ii) providing the applications as a service, accessible through the internet. The latter delivery model is what is referred to as a “cloud-based” or “software as a service” (“SaaS”) model.

The Company’s software products allow customers to manage “enterprise content” (unstructured data such as hard-copy scanned documents, Word documents, Excel spreadsheets, JPEG files, images, pictures, faxes, audio/video files, emails, and PowerPoint presentations) through the complete document life cycle for that organization. The Company’s platform, Intellivue™, improves and enhances business operations for clients by making document and content management simple, accessible and affordable.  Our approach to deploying templates for specific business processes is designed to empower clients to affordably manage their documents entirely within the Intellivue™ platform.

To date, most of our software customers install our software onto computers at their location (premises-based). In time, the Company anticipates that the provision of “cloud” application services, or software as a service, will become a more significant part of its software sales business.  We anticipate that cloud-based services will become the principal part of our software sales business and a primary source of revenues for us, because this model allows customers to avoid significant upfront costs for hardware and installation services required for a premises-based delivery.  That said, we are just beginning to see our customers migrate to such cloud-based services. Our revenues from cloud-based delivery of our software, as a percentage of total revenue for the period ended December 31, 2013 and December 31, 2012, were 9% and 4% respectively.

Our current sales strategy is to focus our sales efforts toward a much greater percentage of sales through intermediaries, such as software resellers and multi-function device resellers, rather than through direct sales. We have developed marketing programs with resellers that facilitate their selling and support of our software solutions. We refer to these resellers as our “channel partners.”  We believe that our channel partner strategy improvements have increased the competitive strength of our platform of products. In addition, we have established a set of business solutions templates that provide base software configurations which we believe will facilitate our delivery and installation of software to our customers. We believe that these advancements, in the aggregate, will allow us to license and sell our products to a broader customer base, shortening our sales cycle, making margins more consistent, and allowing us to expand our sales through new channel partnerships.  In 2013, we devoted significant efforts, in both development and marketing, in bringing about this change in core strategic focus for the Company.

On December 31st, 2013, we announced the MarketCommand™ reseller program for dealers in the print and imaging channel. The program is designed to generate additional revenues by packaging the GlobalWise cloud-based IntelliCloud™ platform as a feature of the multi-function devices (e.g., copiers, scanners, etc.) sold by dealers on the program.   MarketCommand™ is desirable for the dealers because it can increase their revenue by increasing device sales and related IntelliCloud™ activation fees while increasing recurring revenue from customers that utilize more than the initial electronic storage capacity.

The Company gathered in-depth feedback from initial resellers when developing the MarketCommand™ program, to determine what business, technical, market positioning and service changes were needed to make it easier for resellers to sell document management software.  MarketCommand™ delivers the simplicity and power of delivering document-centric business solutions as a feature of the multi-function devices they already sell.

The first two MarketCommand™ resellers were on-boarded subsequent to December 31, 2013.  Combined, the two resellers serve over 40,000 active customers with 180 sales people generating over $230,000,000 in revenue for those resellers.   These initial partners have provided an opportunity to test the program’s tools and processes for effectiveness.   Both partners have started generating new business under MarketCommand™ with strong positive feedback on program value to their business.  The phased roll-out will be completed by the end of April, 2014.  Three additional resellers under our MarketCommandTM program are scheduled to complete on-boarding by the end of June 30, 2014.

2013 brought a change in management for the Company.  On July 31, 2013, the board of directors of the Company appointed Matthew L. Chretien, as our interim President and Chief Executive Officer.  Mr. Chretien replaced William J. Santiago, who resigned in order to pursue other interests.

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

How We Evaluate our Business Performance and Opportunities

Major Quantitative and Qualitative Factors we Consider in the Evaluation of our Business

The major qualitative and quantitative factors we consider in the evaluation of our operating results include the following:

•	Our current strategy is to focus upon cloud-based delivery of our software products through channel partners. Historically, our revenues have mostly resulted from premise-based software licensing revenue and professional services revenue. Our observation of industry trends leads us to anticipate that cloud-based delivery will become our principal software business and a primary source of revenues for us, but we are just beginning to see our customers migrate to cloud-based services. Accordingly, when we evaluate our results, we assess whether our cloud-based software revenues are increasing, relative to prior periods and relative to other sources of revenue. Additionally, we assess whether our sales resulting from relationships with channel partners are increasing, relative to prior periods and relative to direct sales to customers. Finally, we consider the number of channel partners with which we have a contract or other relationship to be an indicator of our performance and future results.

•	Our customer engagements often involve the development and licensing of customer-specific software solutions and related consulting and software maintenance services. When analyzing whether to undertake a particular customer engagement, we often consider all of the following factors as part of our overall strategy to grow the business: (i) the profit margins the project may yield, (ii) whether the project will allow us to enter a new geographic market, (iii) whether the project would enable us to demonstrate our capabilities to large national resellers, or (iv) whether the project would help to develop new product and service features that we could integrate into our suite of products, resulting in an overall product portfolio that better aligns with the needs of our target customers. As a result of this pipeline analysis, we may take on projects with a lower project margin if we determine that the project is valuable to our business for the other reasons discussed.

•	Our sales cycle is long, sometimes lasting 18-24 months. Even when a project begins, we often perform pre-installation assessment, project scoping, and implementation consulting. Our revenue and profit in any particular period is significantly influenced by sales efforts and preliminary project work conducted in prior periods but not completed and recognized until the current period. Therefore, when we plan our business and evaluate our results, we consider the revenue we expect to recognize from projects in our late-stage pipeline.

•	Our research and development efforts and expenses to create new software products are critical to our success. When developing new products or product enhancements, our developers collaborate with our own employees across a wide variety of job functions. We also gather in-depth feedback from our customers and channel partners. We evaluate new products and services to determine their likelihood of market success and their potential profitability.

•	We monitor our costs and capital needs to ensure efficiency as well as an adequate level of support for our business plan.

Uncertainties, Trends, and Risks that can cause Fluctuations in our Operating Results

Our operating results have fluctuated significantly in the past and are expected to continue to fluctuate in the future due to a variety of factors.  Factors that affect our operating results include the following:

•	our capital needs, and the costs at which we are able to obtain capital;
•	general economic conditions that affect the amount our customers are spending on their software needs, the cost at which we can provide software products and services, and the costs at which we can obtain capital;
•	the development of new products, requiring development expenses, product rollout, and market acceptance;
•	the length of our sales cycle;
•	the fact that many of our customers are governmental organizations, exposing us to the risk of early termination, audits, investigations, sanctions, and other penalties not typically associated with private customers;
•	our relationships with our channel partners, for purposes of product delivery, introduction to new markets and customers, and for feedback on product development;
•	our need to increase expenses at the beginning of a customer project, while associated revenue is recognized over the life of the project;
•	the potential effect of security breaches, data center infrastructure capacity, our use of open-source software, and governmental regulation and litigation over data privacy and security;
•	whether our clients renew their agreements and timely remit our accounts receivable;
•	whether we can license third-party software on reasonable terms;
•	our ability to protect and utilize our intellectual property; and
•	the effects of litigation, warranty claims, and other claims and proceedings.

Due to all these factors and the other risks discussed in “Item 1.A Risk Factors” of this report, our results of operations should not be relied upon as an indication of our future performance.  Comparisons of our operating results with prior periods is not necessarily meaningful or indicative of future performance.

Results of Operations

Overview - Fiscal 2013 Compared to Fiscal 2012

We reported net losses of $2,139,704 and $1,985,493 for the twelve months ended December 31, 2013 and 2012, respectively, representing an increase in net loss of $154,211 or 8%. We reported gross profit of $968,956 and $1,753,431 for the twelve months ended December 31, 2013 and 2012, respectively, representing a decrease in gross profit of $784,475, or 45%. We reported operating expenses of $3,108,660 and $3,738,924 for the twelve months ended December 31, 2013 and 2012, respectively, representing a decrease in operating expenses of $630,264. The decrease in operating expenses year-over-year was principally related to the reduction in sales and marketing personnel, and the decrease in stock-based compensation.

 Revenues

We reported total revenues of $1,554,185 and $2,734,950 for the twelve months ended December 31, 2013 and 2012, respectively, representing a decrease of $1,180,765 or 43%. The decrease in total revenues year-over-year is attributable to several factors as described below.

Sale of Software Licenses without Professional Services

Revenues from the sale of software licenses without professional services principally consist of sales of additional or upgraded software licenses and applications to existing customers and sales of software to our resellers. Software in this sales category is sold without professional services. These software license revenues were $67,507 and $188,894, for the twelve months ended December 31, 2013 and 2012, respectively, representing a decrease of $121,387, or 64%. The decrease year-over-year in sales was due to our efforts to develop and expand our channel partner reseller organization.

Sale of Software Licenses with Professional Services

Although we have traditionally provided our software to customers through customized solutions, increasingly, we are providing our resellers and our direct customers with software solutions that require less customization and in turn allow us to shorten our sales cycle. A new customized software engagement typically begins with a thorough assessment and mapping of the customer’s needs capacities and information technology environment. Upon the completion of the needs analysis, we then prepare a specifications document in order to determine the scope and extent of professional services work required. Then, the customization work starts with the foundation of our core software applications upon which we deliver professional services to customize features, enhancements and integration that would meet the outlined specifications. Each application is thoroughly tested by us before being installed at the customer’s location. Revenues from the sale of software licenses with professional services were $196,485 and $929,741, for the twelve months ended December 31, 2013, and 2012, respectively, representing a decrease of $733,256 or 79%. This was primarily the result of our emphasis on expanding our software as a service sales model and a decrease in focus of our premises-based software sales in order to follow current market trends.

Sale of Software as a Service

For those customers that wish to avoid the upfront costs of typical premises-based software installations, we provide access to our software solutions as a service, accessible through the internet. Our customers typically enter into our software as a service agreement for periods in excess of one year. Under these agreements, we generally provide access to the applicable software, data storage and related customer assistance and support. Our software as a service revenue were $138,607 and $108,102, for the twelve months ended December 31, 2013 and 2012, respectively, representing an increase of $30,505 or 28%. The increase in revenue year-over-year was primarily the result of new customers and relationships with channel partners.

Sale of Software Maintenance Services

Software maintenance services revenues consist of fees for post contract customer support services provided to license holders. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. A substantial portion of these revenues were generated from customers to whom we sold software in prior years who have continued to renew their maintenance agreements. The support and maintenance agreements typically have a term of 12 months. Our software maintenance support revenue was $856,755 and $790,007, for the twelve months ended December 31, 2013 and 2012, respectively, representing an increase of $66,748, or 8%. The increase in revenue year-over-year was primarily the result of new accounts that we have gained through our growing sales channel partner network and renewals of existing maintenance agreements.

Sales of Consulting Services

Consulting services revenues consist of revenues from consulting, advisory services, training, and projects to assist customers with the uploading of client data into the client’s applications. These revenues include those arrangements where we do not sell software license as an element of the overall arrangement. Consulting services revenues were $294,831 and $718,206 for the twelve months ended December 31, 2013 and 2012, respectively, a decrease of $423,375, or 59%. The decrease in revenue year-over-year primarily resulted from two large client projects completed in 2012.

Cost of Revenues

The cost of revenues during the twelve months ended December 31, 2013 and 2012 were $585,229 and $981,519, respectively, representing a decrease of $396,290, or 40%. The decrease in cost of revenue year-over-year is primarily the result of a decrease in third-party costs in connection with a client document conversion project in 2012.

Gross Margins

Overall gross margin for the twelve months ended December 31, 2013 and 2012 were 62% and 64%, respectively, representing an decrease of 2%. The increase in gross margin year-over-year is primarily as result of a decrease in third party costs.

Cost of License Revenues without Professional Services

Cost of license revenues consists primarily of third-party software licenses that are sold in connection with our core software applications. Cost of license revenues without professional services was $25,140 and $45,477 for the twelve months ended December 31, 2013 and 2012, respectively, representing a decrease of $20,307, or 45%. Gross margin for this product category decrease to 63% for the twelve months ended December 31, 2013 from 76% for the twelve months ended December 31, 2012, or 13%.

Cost of License Revenues with Professional Services

Cost of license revenues consists primarily of the compensation of our software engineers and implementation consultants. Costs were $283,374 for the twelve months ended December 31, 2013, as compared to $469,252 for the twelve months ended December 31, 2012, representing an decrease $185,878, or 40%.

Gross margins for this product category were (44%) and 50% for the twelve months ended December 31, 2013 and 2012, respectively. The volatility in gross margin is primarily because overhead costs associated with license revenues with professional services are spread over less license revenues in 2013.

Cost of Software as a Service

Cost of software as a service consists primarily of technical support personnel and related costs. Cost of software as a service was $27,592 for the twelve months ended December 31, 2013, as compared to $28,232 for the twelve months ended December 31, 2012, representing a decrease of $640, or 2%.

Gross margins for this product category were 80% and 74% for the twelve months ended December 31, 2013 and 2012. The increase in margins year-over-year were due to the decrease in time associated with technical support personnel.

Cost of Software Maintenance Services

Cost of software maintenance services consists primarily of technical support personnel and related costs. Cost of software maintenance services for the twelve months ended December 31, 2013 was $124,430 compared to $119,727 for the twelve months ended December 31, 2012, representing an increase of $4,703, or 4%. The increase in costs was a direct result from an increase in new customers for this product category which utilizes more personnel support.

Gross margins in this product category were 85% and 85% for the twelve months ended December 31, 2013 and 2012, respectively.

Cost of Consulting Services

Cost of consulting services consists primarily of the compensation of our software engineers and implementation consultants and related third-party costs. Cost of consulting services was $124,663 for the twelve months ended December 31, 2013, as compared to $318,831 for the twelve months ended December 31, 2012, representing a decrease of $194,168 or 61%. The decrease year-over-year resulted primarily from less consulting services in 2013, which decreases labor costs.

Gross margins in this product category were 58% and 56% for the twelve months ended December 31, 2013 and 2012, respectively. Gross margins related to consulting services are typically lower and may vary widely, depending upon the nature of the consulting project and the amount of labor it takes to complete a project.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $2,087,169 during the twelve months ended December 31, 2013 as compared to $2,196,068 during the twelve months ended December 31, 2012, representing a decrease of $108,899, or 5%. The decrease year-over-year was primarily due to the decrease in administrative personnel in 2013.

Sales and Marketing Expenses

Sales and marketing expenses decreased to $826,396 during the twelve months ended December 31, 2013 as compared to $1,200,019 during the twelve months ended December 31, 2012, representing a decrease of $373,623 or 31%. The decrease year-over-year was primarily related to our increased emphasis on utilizing our channel partners in selling activities, which decreased our sales and marketing team and decreased our travel expenses.

Depreciation and Amortization

Depreciation and amortization was $26,425 for the twelve months ended December 31, 2013, as compared to $28,420 for the twelve months ended December 31, 2012, representing a decrease of $1,955 or approximately 7%. The decrease year-over-year was the result of certain assets becoming fully amortized.

Interest Expense, Net

Interest expense, net, was $184,100 during the twelve months ended December 31, 2013 as compared to $298,947 during the twelve months ended December 31, 2012, representing a decrease of $114,847 or 38%. The decrease year-over-year resulted primarily from a decrease in the average debt balance outstanding during the twelve months ended December 31, 2013.

Liquidity and Capital Resources

We have financed our operations primarily through a combination of cash on hand, cash generated from operations, borrowings from third parties and related parties, and proceeds from private sales of equity.  As of December 31, 2013, our major liquidity indicators are:

•	Cash $ 260,560,
•	Working Capital Deficiency $ (1,252,467),
•	Through December 31, 2013 we have incurred cumulative net losses since inception of $7,808,370.

From our inception, we have generated revenues from the sales and implementation of our internally generated software applications.  Our plan is to increase our sales and market share by developing an expanded network of resellers through which we expect to sell our expanded software product portfolio. We expect that this marketing initiative will require us to develop an expanded sales force and enhance our product marketing efforts, all of which will require additional capital.

As of December 31, 2013, we expected that through the next 12 months, the capital requirements to fund our growth and to cover the operating costs of a public company will consume substantially all of the cash flows that we intend to generate from our operations, as well as from the proceeds of intended issuances of debt and equity securities. We further believe that during this period, while we are focusing on the growth and expansion of our business, the gross profit that we expect to generate from operations will not generate sufficient funds to cover these anticipated operating costs. Accordingly, we require external funding to sustain operations and to follow through on the execution of our business plan. However, there can be no assurance that our plans as discussed above will materialize and/or that we will be successful in funding estimated cash shortfalls through additional debt or equity capital and through the cash generated by our operations. Given these conditions, our ability to continue as a going concern is contingent upon us being able to secure an adequate amount of debt or equity capital to enable us to meet our cash requirements. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrants into established markets, the competitive environment in which we operate and the current capital raising environment. These factors, among others, raise substantial doubt that we will be able to continue as a going concern.

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

During the fiscal year ended December 31, 2013, we raised $3,051,021 in net new funds through the issuance of both contingently convertible notes and unregistered securities. The proceeds from these notes were used to fund our working capital needs and the costs of the Share Exchange.

The Company expects that through the next 9 to 12 months the capital requirements to fund the Company’s growth and to cover the operating costs as a public company will consume substantially all the cash flows that it intends to generate from its operations, as well as the funds raised in the private placement discussed elsewhere in the Form 10-K, in addition to the proceeds of any issuances of debt and equity securities, if consummated. The Company further believes that during this period, while the Company is focusing on the growth and expansion of its business, the gross profit that it expects to generate from operations will not generate sufficient funds to cover these anticipated operating costs. Our cash requirements are insufficient by approximately $120,000 per month.  Assuming over the next 9 to 12 months, we do not increase our cash flow generated from operations, we will need an additional $1,440,000 to $1,800,000 to fund planned operations.  There is no assurance that the Company’s plans as discussed above will materialize and/or that the Company will have sufficient funds to fund the Company’s operations.  Given these conditions, the Company ability to continue as a going concern is contingent upon successfully managing its cash requirements.

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

Liquidity and Capital Resource - Equity Capital Resources

Shares Issued and Outstanding and Shares Reserved for Exercise of Warrants

As of March 31, 2014, the Company has 47,362,047 shares of common stock issued and outstanding; and 1,848,214 shares reserved for issuance upon the exercise of outstanding warrants.

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

On February 28, 2013 and March 6, 2013, the Company entered into a securities purchase agreement with certain accredited investors, pursuant to which it sold an aggregate of 15,000,000 shares of the Company’s common stock, for aggregate gross cash proceeds of $2,650,000 and the exchange of $350,000 in previously issued convertible promissory notes issued between January 28, 2013 and February 7, 2013 to certain investors associated with the placement agent (the “Offering”). The Company used the net proceeds of the Offering for working capital and general corporate purposes, including without limitation, debt reduction purposes. For more information, see Note 11 to the Consolidated Financial Statements, titled “Stockholders’ Equity” in Part II, Item 8, Financial Statements and Supplementary Data.

Assignment and Assumption of Notes, Conversion of Notes to Convertible Promissory Notes, and Conversion of Convertible Promissory Notes to Restricted Common Stock

On February 15, 2013, the Company converted aggregate amount of debt (principal and interest) in the amount of $489,211 issued by the Company and Intellinetics to Alpharion Capital Partners, Inc. into 1,686,935 restricted shares of the Company at a price of $0.29 per share (based on the closing price of GlobalWise shares on February 14, 2013, the immediately preceding business day). The restricted shares were issued subject to the applicable holding period restrictions under Rule 144 and in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC.

Return to Treasury of Shares and Issuance of Contingent Warrants

On February 15, 2013, the Company and A. Michael Chretien, a member of the board of directors of the Company, entered into a return to treasury agreement dated February 15, 2013, whereby A. Michael Chretien returned 3,500,000 shares of common stock of the Company, par value $0.001 per share to the Company. As consideration for A. Michael Chretien returning to treasury 3,500,000 shares of common stock he owns, the Company issued one four-year warrant to A. Michael Chretien with a right to purchase 3,500,000 shares of common stock at $0.001 per share within four years of the shareholders of the Company increasing the number of authorized shares of common stock of the Company, with piggyback registration rights. The warrant has a right of first refusal for A. Michael Chretien to exercise up to 3,500,000 shares prior to the Company issuing shares of common stock in any transaction. The Company issued the warrant in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC.

On February 15, 2013, the Company and Matthew Chretien, a member of the board of directors of the Company, entered into a return to treasury agreement dated February 15, 2013, whereby Matthew Chretien returned 3,500,000 shares of common stock of the Company, par value $0.001 per share to the Company. As consideration for Matthew Chretien returning to treasury 3,500,000 shares of common stock he owns, the Company issued one four-year warrant to Matthew Chretien with a right to purchase 3,500,000 shares of common stock at $0.001 per share within four years of the shareholders of the Company increasing the number of authorized shares of common stock of the Company, with piggyback registration rights. The warrant has a right of first refusal to exercise up to 3,500,000 shares prior to the Company issuing shares of common stock in any transaction, other than pursuant to the warrant issued to A. Michael Chretien (described above). The Company issued the warrant in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC.

Settlement Agreement Between the Company and a Service Provider

On February 8, 2013, GlobalWise and a service provider reached an agreement to settle outstanding accounts payable in the amount of $262,000 for the issuance of 873,333 restricted shares of common stock of the Company to the service provider (with piggyback registration rights), a lump sum payment of $50,000, and mutual release and generally for the discharge of all past, present and future claims against each other. The Company issued the restricted shares in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC.

Issuance and Conversion of Convertible Notes

Between January 28, 2013 and February 7, 2013, the Company issued six convertible promissory notes in an aggregate amount of $350,000 to six accredited investors who are associated with each other. The Company received proceeds in an aggregate amount of $350,000, with the final payment being received by the Company on February 7, 2013. The terms of the notes provided for maturity on July 31, 2013, with zero percent interest until maturity. The note holders also received warrants to purchase an aggregate amount of 262,500 common shares (par value $0.001 per share) at $0.28 per share. The Company used the proceeds to pay off a note held by JMJ Financial, dated August 7, 2012, to settle other accounts, for working capital and for general corporate purposes. On February 28, 2013, the note holders converted the entire principal balance of the notes into equity in the Offering disclosed above.

Settlement of Promissory Notes

On January 30, 2013, the Company paid off in full, all principal plus fees in the amount of $154,292 under a $400,000 promissory note the Company had issued to JMJ Financial on August 7, 2012, and subsequently renewed on November 8, 2012. The Company does not have any on-going relationship with JMJ Financial.

On March 5, 2013, the Company paid off in full, all principal of a promissory note issued to Jackie Chretien, with an original principal balance of $14,000, plus all accrued interest through March 5, 2013 in the amount of $493.00. Additionally, on March 5, 2013, the Company paid $9,014 of the accrued interest to Ms. Chretien relating to a promissory note issued by the Company to Jackie Chretien with an original principal balance of $80,000, on March 2, 2009.

Liquidity and Capital Resource - Debt Capital Resources

Deferral of Principal and Interest Payment Relating to Notes Payable Issued by Intellinetics to the Ohio State Development Authority

Effective December 31, 2012, the Company’s sole operating subsidiary, Intellinetics, and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule relating to the June 17, 2009 note payable issued by Intellinetics to the Ohio State Development Authority in the amount of $1,012,500, bearing interest at a rate of 6.00% per annum. Pursuant to the loan modification, the Ohio State Development Authority deferred principal and interest payment for a six month period from December 1, 2012 to May 1, 2013, with the next principal and interest payment due on June 1, 2013. Effective March 12, 2013, Intellinetics and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule, deferring principal and interest payment until December 31, 2013, with the next principal and interest payment due on January 1, 2014.

Effective December 31, 2012, the Company’s sole operating subsidiary, Intellinetics, and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule relating to the June 3, 2011 note payable issued by Intellinetics to the Ohio State Development Authority in the amount of $750,000, bearing interest at a rate of 1% per annum for the first 12 months, then interest at rate of 7% per annum for the second 12 months. Pursuant to the loan modification, the Ohio State Development Authority deferred interest payment for a six month period from December 1, 2012 to May 1, 2013, with the next interest payment due on June 1, 2013. Under the terms of the June 3, 2011 note, Intellinetics is not obligated to remit payments of principal until September 1, 2013.  Effective March 12, 2013, Intellinetics and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule, deferring principal and interest payment until December 31, 2013, with the next principal and interest payment due on January 1, 2014.

Both of these notes are subject to certain covenants and reporting requirements, with which the Company is currently in compliance. Beginning in August, 2014, the Company will have a material covenant to provide employment to a total of 25 people.  Default could lead to increased interest rates and accelerated payment obligations.  The current material covenants include:
•	Providing quarterly financial information and management certifications;
•	Maintaining our principal office in the state of Ohio;
•	Maintaining insurance for risk of loss, public liability, and worker’s compensation;
•	Delivering notice in the event of default, any pending or threatened action that would materially impair the Company;
•	Permitting the inspection of books, records, and premises;

•	Not selling or disposing of substantially all of our assets or equity or merging or consolidating with another entity without consent; and
•	Not pledging or encumbering our assets.

Extension of Promissory Notes

On December 27, 2013, the Company and Ramon M. Shealy entered into a Promissory Notes Combination Fifth Extension Agreement, pursuant to which the maturity date of the promissory notes previously issued to Mr. Shealy, which have a current aggregate principal balance of $150,000 plus accrued but unpaid interest, has been extended from January 1, 2014 until January 1, 2015, without changing any other terms of those promissory notes.

On December 27, 2013, Intellinetics and Jackie M. Chretien, who is related to the Chairman and Secretary of the Company, and who is also related to the President, CEO, Treasurer, and director of the Company entered into a Promissory Note Extension Agreement, pursuant to which the maturity date of the promissory note previously issued to Ms. Chretien, which has a current aggregate principal balance of $32,500 plus accrued but unpaid interest, has been extended from January 1, 2014 until January 1, 2015, without changing any other terms of that promissory note.

On December 27, 2013, Intellinetics and A. Michael Chretien, who is the Secretary and Chairman of the Company, entered into a Promissory Note Extension Agreement, pursuant to which the maturity date of the promissory note previously issued to Mr. Chretien, which has a current aggregate principal balance of $40,415 plus accrued but unpaid interest, has been extended from January 1, 2014 until January 1, 2015, without changing any other terms of that promissory note.

Issuance of Convertible Notes.

On November 12, 2013, the Company issued two convertible promissory notes in an aggregate amount of $160,000 to two accredited investors who are associated with each other. The Company received proceeds in the amount of $160,000. The notes provide for maturity on July 31, 2014, and provide for 10 percent interest until maturity. The investors have a right, at the investors’ sole discretion, to convert the note into equity under certain circumstances at $0.10 per share. If the notes are not paid off by the Company by the maturity date or converted into equity at the election of the investors prior to the maturity date, the note will accrue interest in the amount of 15% from the maturity date until the note is paid in full. The Company used the proceeds for working capital and for general corporate purposes.  The Company issued the notes in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On December 27, 2013, the Company issued two convertible promissory notes in an aggregate amount of $160,000 to two accredited investors who are associated with each other. The Company received proceeds in the amount of $160,000. The notes provide for maturity on July 31, 2014, and provide for 10 percent interest until maturity. The investors have a right, at the investors’ sole discretion, to convert the note into equity under certain circumstances at $0.08 per share. If the notes are not paid off by the Company, with the consent of the investors, by the maturity date or converted in to equity at the election of the investors prior to the maturity date, the note will accrue interest in the amount of 15% from the maturity date until the note is paid in full. Under the terms of the notes, the Company agreed to seek shareholder approval to increase the number of authorized shares by at least 10,000,000 shares on or before July 30, 2014. The Company used the proceeds for working capital and for general corporate purposes.  The Company issued the notes in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Since the end of Fiscal Year 2013, on February 4, 2014, the Company issued two convertible promissory notes in a maximum aggregate principal amount of $350,000 to two accredited investors who are associated with each other. The Company received a portion of the proceeds from the issuance of the notes in the amount of $240,000. The notes mature on September 30, 2014 and bear interest at an annual rate of interest of 10 percent until maturity. For more information, see the Note 15 to the Consolidated Financial Statements, titled “Subsequent Events” in Part II, Item 8, Financial Statements and Supplementary Data.

Summary of Current Outstanding Indebtedness

The Company’s outstanding indebtedness at December 31, 2013 is as follows:

• Promissory note held by Jackie Chretien, dated March 2, 2009, with an original principal balance of $80,000, current principal balance of $32,500, and accrued interest of $2,528.

• Promissory note held by A. Michael Chretien, dated December 29, 2001, with an original principal balance of $55,167, current principal balance of $40,415, and accrued interest of $2,846.

• Promissory note held by Ramon Shealy, dated November 24, 2012, with an original principal balance of $250,000, current principal balance of $150,000, and accrued interest of $29,241.

• Promissory note held by Ohio State Development Authority, dated July 17, 2009, with an original principal balance of $1,012,500, and current principal balance of $741,787.

• Promissory note held by Ohio State Development Authority, dated July 3, 2011,with an original principal balance of $750,000.

• A Bank Loan with a principal balance of $13,874.

• Convertible notes held by two accredited investors, dated November 12, 2012, with an aggregate original principal balance of $160,000, current principal balance of $160,000, and accrued interest of $1,162.

• Convertible notes held by two accredited investors, dated December 27, 2012, with an aggregate original principal balance of $160,000, current principal balance of $160,000 and accrued interest of $1,162.

There were no material commitments for capital expenditures at December 31, 2013.

Cash Flows

Operating Activities

Net cash used in operating activities for the twelve months ended December 31, 2013 and 2012 was $2,460,410 and $1,147,491, respectively. During the twelve months ended December 31, 2013, the net cash used in operating activities was primarily attributable to the net loss adjusted for non- cash expenses of $44,390, an increase in operating assets of $167,638 and a decrease in operating liabilities of $532,734. During the twelve months ended December 31, 2012, the net cash used in operating activities was $1,147,491, primarily attributable to the net loss adjusted for non-cash expenses of $333,690, a decrease in net operating assets of $27,902 and an increase in operating liabilities of $532,214.

Investing Activities

Net cash used in investing activities for the twelve months ended December 31, 2013 and 2012 amounted to $21,562 and $48,179, respectively, and was related to the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the twelve months ended December 31, 2013 amounted to $2,696,297. The net cash provided by financing activities resulted primarily from new borrowings and the issuance of new common stock.  New borrowings of $320,000 were partially offset by $354,724 of notes payable repayments, of which $146,500 was repaid to related parties. The sale of common stock resulted in $2,731,021 cash in 2013.

Net cash provided by financing activities for the twelve months ended December 31, 2012 amounted to $1,101,635. The net cash provided by financing activities resulted primarily from new borrowings of $1,293,056 of which $434,000 was borrowed from related parties. These borrowings were partially offset by $251,421 of notes payable repayments, of which none was repaid to related parties. The sale of common stock resulted in $60,000 cash in 2012.

Critical Accounting Policies and Estimates

Liquidity, Going Concern and Management’s Plans

We have incurred substantial recurring losses since our inception. The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. During the years 2012 and 2013, we raised a total of $4,404,077 through issuance of debt and equity securities.  We are also in the process of exploring strategies to increase our existing revenues. We believe we will be successful in these efforts; however, there can be no assurance we will be successful in raising additional debt or equity financing or finding any other financing source to fund our operations on terms agreeable to us. These matters raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

Since the end of Fiscal Year 2013, on February 4, 2014, the Company issued two convertible promissory notes in a maximum aggregate principal amount of $350,000 to two accredited investors who are associated with each other. The Company received a portion of the proceeds from the issuance of the notes in the amount of $240,000. The notes mature on September 30, 2014 and bear interest at an annual rate of interest of 10 percent until maturity. For more information, see Note 15 to the Consolidated Financial Statements, titled “Subsequent Events” in Part II, Item 8, Financial Statements and Supplementary Data.

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

The accounting guidelines require that the software license revenue to be recognized together with the professional services based on contract accounting using either the percentage-of-completion or completed-contract method. The Company recognizes revenues for these contracts under the completed-contract method, as we believe it is the appropriate method through December 31, 2013.The contract is considered to be complete when persuasive evidence of an arrangement exists, the software has been installed on the customer’s site, there are no significant uncertainties surrounding acceptance by the customer, the fees are fixed and determinable, and collection is considered probable.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(1) Financial Statements.

Report of Independent Registered Public Accounting Firm
Balance Sheets at December 31, 2013 and 2012
Statements of Operations For the Years Ended December 31, 2013 and 2012
Statements of Stockholders’ Equity For the Years Ended December 31, 2013 and 2012
Statements of Cash Flows For the Years Ended December 31, 2013 and 2012
Notes to Financial Statements

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

We have audited the accompanying consolidated balance sheets of Globalwise Investments, Inc. and Subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ GBQ Partners LLC

Columbus, Ohio
March 31, 2014

Part I Financial Information
Item 1. Financial Statements

GLOBALWISE INVESTMENTS, INC. and SUBSIDIARY
Consolidated Balance Sheets

	December 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash	$260,560	$46,236
Accounts receivable, net	144,071	332,413
Prepaid expenses and other current assets	39,242	40,026

Total current assets	443,873	418,675

Property and equipment, net	53,226	58,129
Other assets	28,925	37,239

Total assets	$526,024	$514,043

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$502,646	$1,143,265
Deferred revenues	482,428	571,268
Derivative Liability	-	15,470
Notes payable – current	711,266	563,009
Convertible note payable, net of discount	-	107,518
Notes payable - related party – current	-	95,000
Total current liabilities	1,696,340	2,495,530

Long-term liabilities:
Deferred compensation	215,012	309,740
Notes payable - net of current portion	1,114,394	1,509,265
Notes payable - related party	222,915	369,415
Deferred interest expense	83,942	41,440
Other long-term liabilities - related parties	34,614	72,033

Total long-term liabilities	1,670,877	2,301,893

Total liabilities	3,367,217	4,797,423

Stockholders' deficit:
Common stock, $0.001 par value, 50,000,000 shares authorized; 47,362,047 and 36,490,345 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	54,363	36,492
Additional paid-in capital	4,912,814	1,348,794
Accumulated deficit	(7,808,370)	(5,668,666)
Total stockholders' deficit	(2,841,193)	(4,283,380)
Total liabilities and stockholders' deficit	$526,024	$514,043

 See notes to these consolidated financial statements.

GLOBALWISE INVESTMENTS, INC. and SUBSIDIARY
Consolidated Statements of Operations

	For the Year Ended December 31,
	2013	2012
Revenues:
Sale of software licenses without professional services	$67,507	$188,894
Sale of software licenses with professional services	196,485	929,741
Software as a service	138,607	108,102
Software maintenance services	856,755	790,007
Consulting services	294,831	718,206

Total revenues	1,554,185	2,734,950

Cost of revenues:
Sale of software licenses without professional services	25,170	45,477
Sale of software licenses with professional services	283,374	469,252
Software as a service	27,592	28,232
Software maintenance services	124,430	119,727
Consulting services	124,663	318,831

Total cost of revenues	585,229	981,519

Gross profit	968,956	1,753,431

Operating expenses:
General and administrative	2,087,169	2,196,068
Sales and marketing	826,396	1,200,019
Depreciation	26,465	28,420

Total operating expenses	2,940,030	3,424,507

Loss from operations	(1,971,074)	(1,671,076)

Other income (expense)
Derivative gain (loss)	15,470	(15,470)
Interest expense, net	(184,100)	(298,947)

Total other income (expense)	(168,630)	(314,417)

Net loss	$(2,139,704)	$(1,985,493)

Basic and diluted net loss per share:	$(0.05)	$(0.06)

Weighted average number of common shares outstanding - basic and diluted	45,289,553	32,866,979

See notes to these consolidated financial statements.

GLOBALWISE INVESTMENTS, INC. and SUBSIDIARY
Consolidated Statement of Stockholders' Deficit
For the Twelve Months Ended December 31, 2012 and 2013

					Additional
	Excess of Liabilities	Common Stock		Due from	Paid-in	Accumulated
	Over Assets (Deficit)	Shares	Amount	Stockholders	Capital	Deficit	Total
Balance, January 1, 2012	$(3,820,394)	6,029	$-	$(5,600)	$(20,384)	$(3,794,410)	$(3,820,394)

Effect of termination of the mandatory redemption feature of common stock	3,820,394	28,034,850	28,035	-	(28,035)	111,237	111,237

Receipt of amounts due from stockholders	-	-	-	5,600	-	-	5,600

Acquisition of Globalwise Investments, Inc.	-	4,556,000	4,556	-	(4,556)	-	-

Convertible Securities Exercised	-	3,314,495	3,316	-	1,078,552	-	1,081,868

Stock Granted to Employee	-	250,000	250	-	174,750	-	175,000

Stock issued for services	-	95,000	95	-	65,455	-	65,550

Beneficial conversion option	-	-	-	-	23,252	-	23,252

Sale of stock	-	240,000	240	-	59,760	-	60,000

Net loss	-	-	-	-	-	(1,985,493)	(1,985,493)

Balance, December 31, 2012	$-	36,490,345	$36,492	$-	$1,348,794	$(5,668,666)	$(4,283,380)

Convertible Securities Exercised	-	1,998,369	1,998	-	586,872	-	588,870

Shares issued for outstanding debt	-	873,333	873	-	261,127	-	262,000

Share Return	-	(7,000,000)	-	-	-	-	-

Private Placement of Stock	-	15,000,000	15,000	-	2,716,021	-	2,731,021

Net loss	-	-	-	-	-	(2,139,704)	(2,139,704)

Balance, December 31, 2013	$-	47,362,047	$54,363	$-	$4,912,814	$(7,808,370)	$(2,841,193)

 See notes to these consolidated financial statements.

GLOBALWISE INVESTMENTS, INC. and SUBSIDIARY
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,139,704)	$(1,985,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,465	28,420
Bad debt expense	21,488	9,314
Amortization of deferred financing costs	8,314	9,165
Amortization of beneficial conversion option	2,387	20,865
Amortization of original issue discount	1,206	9,906
Loss (Gain) on derivative	(15,470)	15,470
Stock-based compensation	-	175,000
Stock issued for services	-	65,550
Changes in operating assets and liabilities:
Accounts receivable	166,854	(6,274)
Prepaid expenses and other current assets	784	(21,628)
Accounts payable and accrued expenses	(354,249)	757,927
Other long-term liabilities - related parties	(37,419)	47,956
Deferred interest expense	42,502	24,377
Deferred revenues	(88,840)	(392,775)
Deferred compensation	(94,728)	94,729
Total adjustments	(320,706)	838,002
Net cash used in operating activities	(2,460,410)	(1,147,491)

Cash flows from investing activities:
Repayment of equity receivable	-	5,600
Purchases of property and equipment	(21,562)	(53,779)
Net cash used in investing activities	(21,562)	(48,179)

Cash flows from financing activities:
Proceeds from notes payable	$320,000	$859,056
Proceeds from notes payable - related parties	-	434,000
Repayment of notes payable	(208,225)	(251,421)
Repayment of notes payable - related parties	(146,500)	-
Sale of Common Stock	2,731,021	60,000
Net cash provided by financing activities	2,696,296	1,101,635

Net increase (decrease) in cash	214,324	(94,035)
Cash - beginning of period	46,236	140,271
Cash - end of period	$260,560	$46,236

Supplemental disclosure of cash flow information:
Cash paid during the period for interest and taxes	$138,070	$101,113

Supplemental disclosure of non-cash financing activities:
Accounts payable and accrued interest converted to equity	$286,370	$137,520
Notes payable converted to equity	469,500	562,056
Notes payable - related party converted to equity	95,000	382,292
See notes to these consolidated financial statements.	$850,870	$1,081,868

 See notes to these consolidated financial statements.

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

3.   Liquidity and Management’s Plans

Through December 31, 2013, the Company has incurred an accumulated deficit since inception of $7,808,370 and has recent negative cash flows from operations. At December 31, 2013, the Company had a cash balance of $260,560, primarily as a result of the private placement and the issuance of convertible notes discussed in detail elsewhere in the Form 10-K.

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

The Company expects that through the next 12 months, the capital requirements to fund the Company’s growth and to cover the operating costs as a public company will consume substantially all of the cash flows that it intends to generate from its operations, as well as the funds raised in the private placement discussed elsewhere in this Form 10-K, in addition to proceeds of any issuances of debt and equity securities, if consummated.  The Company further believes that during this period, while the Company is focusing on the growth and expansion of its business, the gross profit that it expects to generate from operations will not generate sufficient funds to cover these anticipated operating costs.  Our cash requirements are insufficient by approximately $120,000 per month.  Accordingly, the Company used the proceeds from the private placement to sustain operations and to follow through on the execution of its business plan.  Assuming over the next 12 months, we do not increase our cash flow generated from operations, we will need an additional $1,400,000 to $1,800,000 to fund planned operations. There is no assurance that the Company’s plans as discussed above will materialize and/or that the Company will have sufficient funds to fund the Company’s operations.  Given these conditions, the Company’s ability to continue as a going concern is contingent upon successfully managing its cash requirements.  In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrants into established markets, the competitive environment in which the Company operates and its cash requirements.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Since inception, the Company’s operations have primarily been funded through a combination of operating margins, state business development loans, bank loans, convertible loans and loans from friends and family, and the sale of securities.  Although management believes that the Company has access to capital resources, there are are currently no commitments in place for new financing at this time other than the new issuance of convertible notes disclosed in Note 15- Subsequent Events, and there is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all.

During the twelve months ended December 31, 2013, the Company raised $3,051,021 in net new funds through the issuance of the Company’s common stock to certain accredited investors through a private placement and the issuance of contingently convertible notes.  The Company used portions of the net proceeds for working capital and general corporate purposes, including without limitation, debt reduction.

The Company expects to use the remaining funds raised to fund the Company’s operations, including the compliance costs as a public company, and to fund the Company’s plans to increase staff and operations to complete the build-out of its expanded reseller network which the Company believes will enable it to expand into additional markets and deepen its penetration of existing markets.  The current level of cash and operating margins may not be enough to cover the existing fixed and variable obligations of the Company, so increased revenue performance and the addition of capital are critical to the Company’s success.

The Company’s financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should it be unable to continue as a going concern.

4.   Share Exchange

On February 10, 2012, Intellinetics was acquired by Globalwise pursuant to the Share Exchange, with Intellinetics remaining as a wholly- owned subsidiary of Globalwise.

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

The number of customers that comprise the Company’s customer base, along with the different industries, governmental entities and geographic regions, in which the Company’s customers operate, limits concentrations of credit risk with respect to accounts receivable. The Company does not generally require collateral or other security to support customer receivables; however, the Company may require its customers to provide retainers, up-front deposits or irrevocable letters-of-credit when considered necessary to mitigate credit risk. The Company has established an allowance for doubtful accounts based upon facts surrounding the credit risk of specific customers and past collections history. Credit losses have been within management’s expectations. At December 31, 2013 and December 31, 2012, the Company allowances for doubtful accounts were $27,635 and $6,221 respectively.

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

Both employee and non-employee grants of stock were fully vested at their respective date of grants. For the twelve months ended December 31, 2013 and 2012, the Company recorded share-based compensation to employees of $-0- and $175,000, respectively. For the twelve months ended December 31, 2013 and 2012, the Company recorded share-based compensation to non-employees of $-0- and $65,550.

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

The accounting guidelines require that the software license revenue to be recognized together with the professional services based on contract accounting using either the percentage-of-completion or completed-contract method. The Company recognizes revenues for these contracts under the completed contract method as we believe it is the appropriate method through December 31, 2013.

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

Advertising

The Company expenses the cost of advertising as incurred. Advertising expense for the twelve months ended December 31, 2013 and 2012 amounted to approximately $37,698 and $67,645, respectively.

Earnings (Loss) Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The company has outstanding stock options which have not been included in the calculation of diluted net loss per share because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for each period are the same.

6.   Property and Equipment

Property and equipment are comprised of the following:

	December 31, 2013	December 31, 2012
Computer hardware and purchased software	$301,908	$281,846
Leasehold improvements	221,666	220,166
Furniture and fixtures	88,322	88,322
Total	611,896	590,334
Less: accumulated depreciation and amortization	(558,670)	(532,205)
Property and equipment, net	$53,226	$58,129

Total depreciation expense on the Company’s property and equipment for the twelve months ended December 31, 2013 and 2012 amounted to $26,465 and $28,420, respectively.

7.   Notes Payable

On March 24, 2004, the Company issued a note payable to a bank for $201,024, bearing a current interest rate of 6.25% per annum (the “Bank Loan”). Monthly principal and interest payments are $3,826 each with the final payment due on April 30, 2014. The note is secured by the personal guarantees of the Company’s founders, as well as a director. The guarantee by the director is secured by the pledge of the directors’ certificate of deposit in the amount of $200,000. In addition, the note is secured by a senior secured interest on all business assets of the Company. The obligation is subject to certain covenants, which require that the Company maintain continuity of operations and which include limitations regarding the Company’s indebtedness. In addition, the bank is a party to an intercreditor agreement involving Authority Loan No. 1 and Authority Loan No. 2 (together, the “Authority Loans”), as discussed and defined below, which provides for cross notifications between the lenders. As of December 31, 2013, the principal amount outstanding under this bank loan was $13,872.

On July 17, 2009, the Company issued a note payable to the Ohio State Development Authority in the amount of $1,012,500, bearing interest at a rate of 6.00% per annum (“Authority Loan No. 1”).  Pursuant to the terms of the loan, the Company was required to pay only interest through September 30, 2010 and then monthly principal and interest payments of $23,779 each through September 1, 2015. The note is secured by a senior secured interest on all business assets financed with loan proceeds, as well as a second secured interest in all business assets. Upon maturity, by acceleration or otherwise, the Company shall pay a loan participation fee of $101,250, which is accounted for as a loan premium, accreted monthly, utilizing the interest method, over the term of the loan. Effective December 31, 2012 Intellinetics and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule relating to Authority Loan No. 1 deferring principal and interest payments for a six month period from December 1, 2012 to May 1, 2013, with the next principal and interest payment due on June 1, 2013.  Effective March 12, 2013, Intellinetics and the Ohio State Development Authority entered into another Notice and Acknowledgement of Modification to Payment Schedule relating to Authority Loan No.1, deferring principal and interest payment until December 31, 2013, with the next principal and interest payment due on January 1, 2014. As of December 31, 2013, the principal amount outstanding under Authority Loan No. 1 was $741,788.

On June 3, 2011, the Company issued a note payable to the Ohio State Development Authority in the amount of $750,000, bearing interest at a rate of 1% per annum for the first 12 months, then interest at rate of 7% per annum for the second 12 months (“Authority Loan No. 2”). The Company was not obligated to remit payments of principal until September 1, 2013. The monthly principal and interest payments, beginning on the third anniversary of the loan origination, are $14,850 and are payable on a monthly basis through July 13, 2017. The note is secured by a senior secured interest on all business assets financed with loan proceeds, as well as a second secured interest in all business assets. Upon maturity, by acceleration or otherwise, the Company shall pay a loan participation fee of $75,000, which is accounted for as a loan premium, accreted monthly utilizing the interest method, over the term of the loan. The interest rate of 1% during the first 12 months of this loan was considered to be below market for that period. The Company further determined that over the life of the loan, the effective interest rate was 5.6% per annum. Accordingly, during the first 12 months of the loan, the Company recorded interest expense at the 5.6% rate per annum. The difference between the interest expense accrual at 5.6% and the stated rate of 1% over the first 12 months is credited to deferred interest. The deferred interest amount that is accumulated over the first 12 months of the loan term will be amortized as a reduction to interest expense over the remaining term of the loan. At December 31, 2013 and 2012, deferred interest of $83,942 and $41,440, respectively, was reflected within long-term liabilities on the accompanying consolidated balance sheets. Effective December 31, 2012, Intellinetics and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule relating to Authority Loan No. 2 deferring the interest payment for a six month period from December 1, 2012 to May 1, 2013, with the next interest payment due on June 1, 2013.  Effective March 12, 2013, Intellinetics and the Ohio State Development Authority entered into another Notice and Acknowledgement of Modification to Payment Schedule, deferring principal and interest payment until December 31, 2013, with the next principal and interest payment due on January 1, 2014. As of December 31, 2013, the principal amount outstanding under Authority Loan No. 2 was $750,000.

The Authority Loans were granted to the Company in connection with the State of Ohio’s economic development programs. The proceeds from these loans were used by the Company to support its efforts in developing software solutions for its customers.

These Authority Loans are subject to certain covenants and reporting requirements. The material covenants include:
⋅	Providing quarterly financial information and management certifications;
⋅	Maintaining our principal office in the state of Ohio;
⋅	Maintaining insurance for risk of loss, public liability, and worker’s compensation;
⋅	Delivering notice in the event of default, any pending or threatened action that would materially impair the company;
⋅	Permitting the inspection of books, records, and premises;
⋅	Not selling or disposing of substantially all of our assets or equity or merging or consolidating with another entity without consent; and
Not pledging or encumbering our assets.

Additionally, Intellinetics is required to, within three years of the respective loan origination dates of each of the Authority Loans, have created and/or retained an aggregate of 25 full time jobs in the State of Ohio.  Should Intellinetics not have attained these employment levels by the respective dates, then the interest rates on the Authority Loans shall increase to 10% per annum. The Authority Loans are subject of an intercreditor agreement involving the Bank Loan, which provides for cross notifications between the lenders in an event of a default. We have had past instances of non-compliance with certain of the loan covenants.  We are currently in compliance with the loan covenants.  There can be no assurance that we will not become non-compliant with one or more of these covenants in the future.

On June 6, 2012, the Company issued a note to an individual for $50,000, bearing interest at 10.00% per annum, with a maturity date of June 1, 2013.  On May 31, 2013, the Company paid in full, all principal of the $50,000 note and all interest in the amount of $1,168.  The Company does not have any on-going relationship with the individual.

On August 7, 2012, the Company issued a $400,000 Promissory Note to a lender. The principal sum due to the lender was prorated based on the consideration actually funded by the lender, plus an approximate 10% Original Issue Discount (“OID”) that was prorated based on the consideration actually funded by the lender as well as any other interest or fees, such that the Company was only required to repay the amount funded.  The initial proceeds received on August 8, 2012 were $100,000, and the Company did not received any further proceeds from the lender. As of December 31, 2012, the principal balance, net of discounts, totaled $107,518. Accrued interest included in accounts payable and accrued expenses totaled $23,056. On January 30, 2013, the Company paid off, in full, all principal plus fees in the total amount of $154,292. The termination of the option to exercise a beneficial conversion feature resulted in a derivative gain of $15,470 on January 30, 2013. The Company does not have any on-going relationship with the lender.

On February 15, 2013, the Company converted aggregate amount of debt (principal and interest) in the amount of $489,211 issued by the Company and Intellinetics to an advisor (as identified in the table below with principal amounts of $131,500, $300,000, and $38,000), into 1,686,935 restricted shares of the Company at a price of $0.29 per share (based on the closing price of Globalwise shares on February 14, 2013, the immediately preceding business day).  The advisor converted the aggregate debt of $489,211 into 1,686,935 restricted shares of Globalwise, (subject to the applicable holding period restrictions under Rule 144) in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC.

On November 12, 2013, the Company issued two convertible promissory notes in an aggregate amount of $160,000 to two accredited investors who are associated with each other. The Company received proceeds in the amount of $160,000.  The notes provide for maturity on July 31, 2014 and provide for 10 percent interest until maturity.  The note holders have a right, at their sole discretion, to convert the notes into equity under certain circumstances at $0.10 per share.  If the notes are not paid off by the Company, with the consent of the investors, by the maturity date or converted in to equity at the election of the investors prior to the maturity date, the note will accrue interest in the amount of 15% from the maturity date until the note is paid in full.  Under the terms of the notes, the Company agreed to seek shareholder approval to increase the number of authorized shares by at least 10,000,000 shares on or before July 30, 2014.  The Company used the proceeds for working capital and for general corporate purposes.

On December 27, 2013, the Company issued two convertible promissory notes in an aggregate amount of $160,000 to two accredited investors who are associated with each other. The Company received proceeds in the amount of $160,000.  The notes provide for maturity on July 31, 2014 and provide for 10% interest until maturity.  The note holders have a right, at their sole discretion, to convert the notes into equity under certain circumstances at $0.08 per share.  If the notes are not paid off by the Company, with the consent of the investors, by the maturity date or converted in to equity at the election of the investors prior to the maturity date, the note will accrue interest in the amount of 15% from the maturity date until the note is paid in full.  Under the terms of the notes, the Company agreed to seek shareholder approval to increase the number of authorized shares by at least 10,000,000 shares on or before July 30, 2014.  The Company used the proceeds for working capital and for general corporate purposes.

The table below reflects all notes payable at December 31, 2013 and December 31, 2012, respectively, with the exception of related party notes disclosed in Note 8 - Notes Payable - Related Parties.

	December 31,	December 31,
	2013	2012
Bank Loan, due April 30, 2014	$13,872	$60,986
Authority Loan No. 1, due September 1, 2015	741,788	741,788
Authority Loan No. 2, due August 1, 2018	750,000	750,000
Notes payable to advisor, due March 16, 2013	-	131,500
Note payable to advisor, due July 1, 2013	-	300,000
Note payable due August 6, 2013	-	107,518
Note payable to advisor, due February 8, 2013	-	38,000
Note payable due June 1, 2013	-	50,000
Note payable due July 31, 2014	160,000	-
Note payable due July 31, 2014	160,000	-

Total notes payable	$1,825,660	$2,179,792
Less current portion	(711,266)	(670,527)
Long-term portion of notes payable	$1,114,394	$1,509,265

Future minimum principal payments of these notes payable with the exception of the related party notes in Note 8 - Notes Payable - Related Parties, as described in this Note 7 are as follows:

For the Twelve-Month
Period Ended December 31,	Amount
2014	$711,266
2015	633,425
2016	149,271
2017	160,064
2018	171,634
Thereafter	-
Total	$1,825,660

As of December 31, 2013 and December 31, 2012, accrued interest for these notes payable with the exception of the related party notes in Note 8 - Notes Payable - Related Parties, was $155,199 and $133,894, respectively, and was reflected within accounts payable and accrued expenses on the consolidated balance sheets. As of December 31, 2013 and December 31, 2012, accrued loan participation fees were $134,576 and $104,277, respectively, and reflected within accounts payable and accrued expenses on the consolidated balance sheets. As of December 31, 2013 and December 31, 2012, deferred financing costs were $18,640 and $26,954, respectively, and were reflected within other assets on the consolidated balance sheets.

With respect to all notes outstanding (other than the notes to related parties), for the twelve months ended December 31, 2013 and 2012, interest expense, including the amortization of deferred financing costs, accrued loan participation fees, original issue discounts, deferred interest and related fees and the embedded conversion feature was $168,824 and $255,192, respectively.

8.   Notes Payable - Related Parties

On March 29, 2012, the Company issued an unsecured note payable to Ramon Shealy a then-director of the Company, who subsequently resigned from the Board of Directors on December 17, 2012, for personal reasons, in the amount of $238,000, bearing interest at a rate of 10% for the term of the note. All principal and interest was due and payable on September 27, 2012, but was later extended to November 24, 2012. On April 16, 2012, the Company issued a note payable to Mr. Shealy, in the amount of $12,000, bearing interest at a rate of 10% per quarter. All principal and interest was due on July 15, 2012, but was later extended to November 24, 2012. On November 24, 2012 the two notes were combined into a $250,000 promissory note, under the same terms, with a maturity date of January 1, 2014. On December 24, 2013 the $250,000 promissory note, was extended under the same terms, with a maturity date of January 1, 2015.  On March 13, 2013, the Company paid $100,000 of the principal amount of the $250,000 promissory note to Mr. Shealy. As of December 31, 2013, the $250,000 promissory note issued to Mr. Shealy had a principal balance of $150,000 and accrued interest of $29,240.

On September 20, 2012, the Company issued an unsecured promissory note payable to Ms. Chretien, a relative of the Company’s Founders, in the amount of $14,000, due July 1, 2014 and bearing interest at 5% per annum, with the principal and interest to be paid at maturity. On March 5, 2013, the Company paid off in full, the entire principal balance of this note, and all accrued interest in the amount of $493.

On March 2, 2009, the Company issued an unsecured promissory note payable to Ms. Chretien, in the amount of $80,000 due January 1, 2014 and bearing interest at 5% per annum, with the principal and interest to be paid at maturity. On December 27, 2013 the $80,000 promissory note was extended under the same terms, with a maturity date of January 1, 2015.During the twelve months ended December 31, 2013, the Company paid $32,500 in principal and $9,014 in accrued interest to Ms. Chretien related to this note. As of December 31, 2013 the note had a principal balance of $32,500 and accrued interest of $2,528.

On December 29, 2001, the Company issued an unsecured promissory note payable to A. Michael Chretien, a Founder of the Company, in the amount of $55,167, with any unpaid principal and interest due on January 1, 2014. During 2013, the Company paid $11,250 in accrued interest to A. Michael Chretien. On December 27, 2013,  note was extended, under the same terms, with a maturity of January 12, 2015.  As of December 31, 2013, the note had a principal balance of $40,415 and accrued interest of $2,846.

On July 16, 2012, the Company issued an unsecured note payable to a shareholder, Mr. Haddix (who on December 13, 2012 became a member of the Board of Directors of the Company and subsequently resigned from the Board on April 2, 2013 for health reasons), in the amount of $95,000, due 45 days from the date of issuance (subsequently extended) and bearing interest at a rate of 10% per annum, with the principal and interest to be paid on maturity. On January 15, 2013, Mr. Haddix converted the entire principal and interest balance of the note to 311,434 restricted common shares, $.001 par value, at $0.32 per share (based on the closing price on the immediately preceding business day subject to the applicable holding period restrictions under Rule 144) in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC.

The table below reflects Notes payable due to related parties at December 31, 2013 and December 31, 2012, respectively:

	December 31,	December 31,
	2013	2012
The $95,000 Haddix Note	$-	$95,000
The $14,000 Jackie Chretien Note	-	14,000
The $80,000 Jackie Chretien Note	32,500	65,000
The $55,167 A. Michael Chretien Note	40,415	40,415
The $250,000 Shealy Note	150,000	250,000
Total notes payable - related party	$222,915	$464,415
Less current portion	-	(95,000)
Long-term portion of notes payable-related party	$222,915	$369,415

Future minimum principal payments of these notes payable as described in this Note 8 are as follows:

For the Twelve Months Ended
December 31,	Amount
2014	$-
2015	222,915
Total	$222,915

As of December 31, 2013 and December 31, 2012, accrued interest for these notes payable to related parties amounted to $34,614 and $72,033, respectively.

For the twelve months ended December 31, 2013 and 2012, interest expense in connection with notes payable – related parties was $15,276 and $43,755, respectively.

9.   Deferred Compensation

Deferred compensation consists of accumulated compensation earned by the Company’s two founders, former President and Chief Executive Officer, and Chief Financial Officer and not paid as of December 31, 2013 and December 31, 2012.

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

Future minimum lease payments under this operating lease are as follows:

For the Twelve Months Ended	December 31,
2014	$40,500
Total	$40,500

Rent expense charged to operations for the twelve months ended December 31, 2013 and 2012 amounted to $40,500 and $40,500, respectively.

11.   Stockholders’ Equity

Description of Authorized Capital

The Company is authorized to issue up to 50,000,000 shares of common stock with $0.001 par value. The holders of the Company’s common stock are entitled to one vote per share. The holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. However, the current policy of the Board of Directors is to retain earnings, if any, for the operation and expansion of the business. Upon liquidation, dissolution or winding-up of the Company, the holders of common stock are entitled to share ratably in all assets of the Company that are legally available for distribution. For an update on shares issued and outstanding subsequent to December 31, 2013, see Note 15, Subsequent Events.

Sales of Unregistered Securities

On February 28, 2013 and March 6, 2013, the Company, entered into a securities purchase agreement with certain accredited investors, pursuant to which it sold an aggregate of 15,000,000 shares of the Company’s common stock, par value, $0.001 per share at a purchase price of $0.20 per share, for aggregate cash proceeds of $2,650,000 and the exchange of $350,000 in previously issued convertible promissory notes issued between January 28, 2013 and February 7, 2013 to certain investors associated with the Placement Agent (the “Offering”). The Company used the net proceeds of the Offering for working capital and general corporate purposes, including without limitation, debt reduction purposes.

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

Pursuant to the Purchase Agreement, the Company agreed to (a) file a registration statement with the SEC no later than May 29, 2013 covering the re-sale of the Common Stock shares sold in the Offering and the Common Stock shares issuable upon exercise of the Placement Agent Warrants. The Company also agreed to use commercially reasonable efforts to have the Registration Statement become effective as soon as possible after filing (and in any event within 90 days of the filing of such Registration Statement).

The shares of Common Stock sold in the Offering were not registered under the Securities Act of 1933, as amended or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering. The investors are “accredited investors” as such term is defined in Regulation D promulgated under the Securities Act.

Shares Issued and Outstanding and Shares Reserved for Exercise of Warrants

Since the issuance of the shares of Common Stock described herein, the Company has 47,362,047 shares of Common Stock issued and outstanding; and 1,848,214 shares reserved for issuance upon the exercise of outstanding warrants.

Assignment and Assumption of Notes, Conversion of Notes to Convertible Promissory Notes, and Conversion of Convertible Promissory Notes to Restricted Common Stock

On February 15, 2013, the Company converted aggregate amount of debt (principal and interest) in the amount of $489,211 issued by the Company and Intellinetics, to Alpharion Capital Partners, Inc. (“Alpharion”) into 1,686,935 restricted shares of the Company at a price of $0.29 per share (based on the closing price of Globalwise shares on February 14, 2013, the immediately preceding business day). This issuance of restricted stock was subject to the applicable holding period restrictions under Rule 144, and in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC.

On July 16, 2012, the Company issued an unsecured note payable to a shareholder, Mr. Haddix (who on December 13, 2012 became a member of the Board of Directors of the Company, and subsequently resigned from the Board on April 2, 2013 for health reasons), in the amount of $95,000, due 45 days from the date of issuance and bearing interest at a rate of 10% per annum, with the principal and interest to be paid on maturity. The maturity date was subsequently extended several times to November 16, 2012,  December 16, 2012, January 15, 2013, and finally February 15, 2013.  On January 14, 2013, Mr. Haddix converted the promissory note and received 311,434 restricted common shares, $0.001 par value, at $0.32 per share (based on the closing price on the immediately preceding business day) (subject to the applicable holding period restrictions under Rule 144) in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC.

Return to Treasury of Shares and Issuance of Contingent Warrants

On February 15, 2013, the Company and A. Michael Chretien, a member of the Board of Directors of the Company, entered into a return to treasury agreement dated February 15, 2013, whereby A. Michael Chretien returned 3,500,000 shares of common stock of the Company, par value $0.001 per share to the Company. As consideration for A. Michael Chretien returning to treasury 3,500,000 shares of common stock he owns, the Company issued one four-year warrant to A. Michael Chretien with a right to purchase 3,500,000 shares of common stock at $0.001 per share within four years of the shareholders of the Company increasing the number of authorized shares of common stock of the Company, with piggyback registration rights. The warrant has a right of first refusal for A. Michael Chretien to exercise up to 3,500,000 shares prior to the Company issuing shares of common stock in any transaction. The Company issued the warrant in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC. Based on the closing price of the Company shares on February 15, 2013, of $0.28 per share, the approximate value of 3,500,000 shares is equal to $980,000.

On February 15, 2013, the Company and Matthew Chretien, a member of the Board of Directors of the Company, entered into a return to treasury agreement dated February 15, 2013, whereby Matthew Chretien returned 3,500,000 shares of common stock of the Company, par value $0.001 per share to the Company. As consideration for Matthew Chretien returning to treasury 3,500,000 shares of common stock he owns, the Company issued one four-year warrant to Matthew Chretien with a right to purchase 3,500,000 shares of common stock at $0.001 per share within four years of the shareholders of the Company increasing the number of authorized shares of common stock of the Company, with piggyback registration rights. The warrant has a right of first refusal for Matthew Chretien to exercise up to 3,500,000 shares prior to the Company issuing shares of common stock in any transaction. The Company issued the warrant in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC. Based on the closing price of the Company shares on February 15, 2013, of $0.28 per share, the approximate value of 3,500,000 shares is equal to $980,000.

Settlement Agreements

On February 8, 2013, Globalwise and a service provider reached an agreement to settle outstanding accounts payable in the amount of $262,000 for the issuance of 873,333 restricted shares of common stock of the Company to the service provider (with piggyback registration rights), a lump sum payment of $50,000, and mutual release and generally for the discharge of all past, present and future claims against each other. The Company issued the restricted shares in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC.

Effective October 9, 2013, Intellinetics and Kimm Bush, a former employee of Intellinetics, entered into a settlement agreement and release of all claims asserted by Ms. Bush against Intellinetics arising from Ms. Bush’s employment for a lump sum payment of $75,000.

Issuance and Conversion of Convertible Notes

Between January 28, 2013 and February 7, 2013, the Company issued six convertible promissory notes in an aggregate amount of $350,000  to six accredited investors who are associated with each other. The Company received proceeds in an aggregate amount of $350,000, with the final payment being received by the Company on February 7, 2013. The terms of the notes provided for maturity on July 31, 2013, and provided for zero percent interest until maturity. The note holders also received warrants to purchase an aggregate amount of 262,500 common shares (par value $0.001 per share) at $0.28 per share. The Company used the proceeds to pay off the $400,000 Note (as described in Note 7), to settle other accounts, for working capital and for general corporate purposes. On February 28, 2013, the notes were converted into equity in the Offering disclosed elsewhere in this Form 10-K.

12.   Concentrations

Revenues from the Company’s services to a limited number of customers have accounted for a substantial percentage of the Company’s total revenues. For the twelve months ended December 31, 2013, the Company’s two largest customers, Tiburon, Inc. (“Tiburon”) and CareWorks (“CareWorks”) which are both Resellers, accounted for approximately 9% and 5%, respectively, of the Company’s revenues for that period. For the twelve months ended December 31, 2012, the Company’ s two largest customers, FormFast, Inc. (“FormFast”) and Tiburon, Inc. (“Tiburon”), which are both Resellers, accounted for approximately 16% and 12%, respectively, of the Company’s revenues for that period.

For the twelve months ended December 31, 2013 and 2012, government contracts represented approximately 57% and 39% of the Company’s net revenues, respectively. A significant portion of the Company’s sales to Resellers’ represent ultimate sales to government agencies.

As of December 31, 2013, accounts receivable concentrations from the Company’s four largest customers were 24%, 21% and 17% and 12% of gross accounts receivable, respectively, and as of December 31, 2012, accounts receivable concentrations from the Company’s three largest customers were 34%, 20% and  12%, of gross accounts receivable, respectively. Accounts receivable balances from the Company’s two largest customers at December 31, 2013 has been partially collected.

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

Except for the conversion feature related to the $400,000 Note and the derivative liability which was measured at fair value on a recurring basis, the Company does not have any financial assets and liabilities or nonfinancial assets and liabilities that are measured and recognized at fair value on a recurring or nonrecurring basis. Management used the following methods and assumptions to estimate the fair values of financial instruments at the balance sheet dates:

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

•
The December 31 2012 fair value of the conversion feature related to the $400,000 Note and the derivative liability are determined using a monte- carlo model (Level 2 Inputs) which considered the following significant inputs: the Company's stock price, risk-free interest rate and expected volatility of the Company's stock price over the expected term of the conversion option.

14.   Provision For Income Taxes

For the years ended December 31, 2013 and 2012, we have recognized the minimum amount of state income tax as required by the states that we are required to file taxes in. We are not currently subject to further federal or state tax since we have incurred losses since our inception.

As of December 31, 2013 we had federal and state net operating loss carry forwards of approximately $7,360,000 which can be used to offset future federal income tax. The federal and state net operating loss carry forwards expire at various dates through 2033. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in our opinion, utilization is not reasonably assured.

As of December 31, 2013, the deferred tax asset related to our net operating losses was approximately $2,590,000. A 100% valuation allowance has been established on deferred tax assets at December 31, 2013 and 2012, due to the uncertainty of our ability to realize future taxable income.

15.   Subsequent Events

Issuance of Convertible Notes

On February 4, 2014, the Company issued two convertible promissory notes in a maximum aggregate principal amount of $350,000 to two accredited investors who are associated with each other. The Company received a portion of the proceeds from the issuance of the notes in the amount of $240,000. The notes mature on September 30, 2014, and bear interest at an annual rate of interest of 10% until maturity. Each note holder has a right, in their sole discretion, to convert the notes into shares of common stock, par value $0.001 per share, of the Company under certain circumstances at a conversion rate of $0.08 per share. If either note has not been fully repaid by the Company by the maturity date or converted into shares at the election of the note holders prior to the maturity date, then such note will accrue interest at the annual rate of 15% from the maturity date until the date the convertible note is repaid in full. Under the terms of the convertible notes, the Company agreed to seek shareholder approval to increase the number of authorized shares of the Company by at least 20,000,000 shares on or before September 30, 2014. The Company intends to use the proceeds of the convertible notes for working capital and general corporate purposes.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)), as of December 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2013.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013. Management based its assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that as of December 31, 2013, our internal control over financial reporting was effective at the reasonable assurance level.

The Company’s internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit the Company, as a smaller reporting company, to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

Not applicable

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2013.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference to our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2013.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2013.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2013.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2013.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2014.

GlobalWise Investments, Inc.

By:	/s/ Matthew L. Chretien
Matthew L. Chretien President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2014.

Name	Title

/s/ Matthew L. Chretien	President, Interim Chief Executive Officer, Chief Technology Officer, Treasurer, and Director
Matthew L. Chretien

/s/ Kendall D. Gill	Chief Financial Officer
Kendall D. Gill

/s/ A. Michael Chretien	Director, Chairman of the Board, Vice President of Compliance, Secretary
A. Michael Chretien

/s/ Rye D’Orazio	Director
Rye D’Orazio

/s/ Thomas D. Moss	Chief Software Engineer, and Director
Thomas D. Moss

/s/ Robert Schroeder	Director
Robert Schroeder

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference
		Form	Exhibit	Filing Date

2.1	Securities Exchange Agreement by and among Globalwise Investments, Inc. and Intellinetics, Inc., dated as of February 10, 2012	8-K	2.1	02-13-2012
3.1.1	Articles of Incorporation of Globalwise Investments, Inc., as amended	10-SB	3.1 10	02-2000
3.1.2	Certificate of Correction, effective May 22, 2007	8-K	3.1	06-15-2007
3.2.1	Bylaws of Globalwise Investments, Inc.	10-SB	3.3	10-02-2000
3.2.2	Amendment No. 1 to the Bylaws of Globalwise Investments, Inc.	8-K	3.4	03-01-2012
4.1	Form of Convertible Promissory Note of Intellinetics, Inc.	8-K	4.1	02-13-2012
4.2	Loan Agreement between the Director of Development of the State of Ohio and Intellinetics, Inc., dated as of July 17, 2009	8-K	10.3	02-13-2012
4.3	Cognovit Promissory Note by Intellinetics, Inc. in favor of the Director of Development of the State of Ohio in the principal amount of $1,012,500, dated July 17, 2009	8-K	10.4	02-13-2012
4.4	First Amendment to Loan Agreement by and between the Director of Development of the State of Ohio and Intellinetics, Inc., dated as of November 1, 2011	8-K	10.5	02-13-2012
4.5	Loan Agreement between the Director of Development of the State of Ohio and Intellinetics, Inc., dated as of June 3, 2011	8-K	10.6	02-13-2012
4.6	Cognovit Promissory Note by Intellinetics, Inc. in favor of the Director of Development of the State of Ohio in the principal amount of $750,000, dated June 3, 2011	8-K	10.7	02-13-2012
4.7	Business Loan Agreement by and between Intellinetics, Inc. and The Delaware County Bank and Trust Company, dated as of March 24, 2004	8-K	10.8	02-13-2012
4.8	Promissory Note by Intellinetics, Inc. in favor of The Delaware County Bank and Trust Company in the principal amount of $201,024, dated as of March 24, 2004	8-K	10.9	02-13-2012
4.9	Loan Extension Agreement by and between Intellinetics, Inc. and The Delaware County Bank and Trust Company, dated as of April 1, 2005	8-K	10.10	02-13-2012
4.10	Note Extension Agreement by and between Intellinetics, Inc. and The Delaware County Bank and Trust Company, dated as of May 26, 2006	8-K	10.11	02-13-2012
4.11	Loan Modification Agreement by and between Intellinetics, Inc. and The Delaware County Bank and Trust Company, dated as of April 23, 2007	8-K	10.12	02-13-2012

Exhibit No.	Description	Incorporation by Reference

4.12	Loan Modification Agreement by and between Intellinetics, Inc. and The Delaware County Bank and Trust Company, dated as of May 19, 2008	8-K	10.13	02-13-2012
4.13	Loan Modification Agreement by and between Intellinetics, Inc. and The Delaware County Bank and Trust Company, dated as of April 20, 2009	8-K	10.14	02-13-2012
4.14	Form of Promissory Note by Intellinetics, Inc. in favor of Alpharion Capital Partners, Inc.	8-K	10.15	02-13-2012
4.15	Promissory Note by Intellinetics, Inc. in favor of A. Michael Chretien in the principal amount of $55,167, dated December 29, 2001	8-K	10.17	02-13-2012
4.16	Promissory Note by Intellinetics, Inc. in favor of Robert A. Love III in the principal amount of $199,537, dated February 22, 2001	8-K	10.27	02-13-2012
4.17	Promissory Note by Intellinetics, Inc. in favor of Jackie Chretien in the principal amount of $65,000, dated June 10, 2011	8-K	10.28	02-13-2012
4.18	Promissory Note by Globalwise Investments, Inc. in favor of Ramon Shealy in the principal amount of $238,000, dated March 29, 2012.	8-K/A	10.44	03-30-2012
4.18.1	The Promissory Note Second Extension Agreement by and among Globalwise Investments, Inc., and Ramon M. Shealy in the amount of $238,000, dated August 27, 2012	8-K	10.1	08-31-2012
4.18.2	The Promissory Note Third Extension Agreement by and among Globalwise Investments, Inc., and Ramon M. Shealy in the amount of $238,000, dated October 24, 2012.	8-K	10.1	10-30-2012
4.18.3	The Promissory Note Fourth Extension Agreement by and among Globalwise Investments, Inc., and Ramon M. Shealy in the amount of $238,000, dated November 24, 2012.	10-K/A	4.20.2	04-30-2013
4.19	Promissory Note by Globalwise Investments, Inc. in favor of Alpharion Capital Partners, Inc. in the principal amount of $300,000, dated November 15, 2011.	10-Q/A	10.9	08-14-2012
4. 19.1	Promissory Note Extension Agreement, relating to $300,000 note, by and among Globalwise Investments, Inc. and Alpharion Capital Partners, Inc. dated May 7, 2012.	10-Q/A	10.10	08-14-2012
4.19.2	Promissory Note Second Extension Agreement, relating to $300,000 note, by and among Globalwise Investments, Inc. and Alpharion Capital Partners, Inc. dated August 10, 2012.	10-Q/A	10.11	08-14-2012
4.20	Promissory Note by Globalwise Investments, Inc. in favor of JMJ Financial in the principal amount of $400,000, dated August 7, 2012.	10-Q/A	10.12	08-14-2012
4.20.1	The Promissory Note Third Extension Agreement by and among Globalwise Investments, Inc., and Ramon M. Shealy in the amount of $238,000, dated October 24, 2012.	10-Q	10.41	11-14-2012
4.21*	Promissory note combination #1 agreement dated August 16, 2012, by and among Intellinetics and Alpharion combining Alpharion Note #2, Alpharion Note #5, Alpharion Note #9, Alpharion Note #10, and Alpharion Note #11, with an aggregate principal amount of $118,556.39 and extending the due date of all such notes until September 30, 2012.	10-Q	10.1	11-14-2012
4.21.1*	Promissory note and subscription agreement dated October 7, 2011, by and among Intellinetics and Alpharion in the principal amount of $7,500.	10-Q	10.2	11-14-2012

Exhibit No.	Description	Incorporation by Reference

4.21.1.1*	Promissory note extension agreement dated March 4, 2012 by and among Intellinetics and Alpharion.	10-Q	10.3	11-14-2012
4.21.1.2*	Promissory note second extension agreement dated July 2, 2012 by and among Intellinetics and Alpharion.	10-Q	10.4	11-14-2012
4.21.2*	Promissory note and subscription agreement dated November 21, 2011, by and among Intellinetics and Alpharion in the principal amount of $37,500.	10-Q	10.5	11-14-2012
4.21.2.1*	Promissory note extension agreement dated May 13,, 2012 by and among Intellinetics and Alpharion.	10-Q	10.6	11-14-2012
4.21.3*	Promissory note and subscription agreement dated January 4, 2012, by and among Intellinetics and Alpharion in the principal amount of $13,556.39.	10-Q	10.7	11-14-2012
4.21.3.1*	Promissory note extension agreement dated July 1, 2012 by and among Intellinetics and Alpharion.	10-Q	10.8	11-14-2012
4.21.4*	Promissory note and subscription agreement dated January 9, 2012, by and among Intellinetics and Alpharion in the principal amount of $10,000, at an interest rate of 3.25%.	10-Q	10.9	11-14-2012
4.21.4.1*	Promissory note extension agreement dated July 6, 2012 by and among Intellinetics and Alpharion.	10-Q	10.10	11-14-2012
4.21.5*	Promissory note and subscription agreement dated January 19, 2012, by and among Intellinetics and Alpharion in the principal amount of $50,000.	10-Q	10.11	11-14-2012
4.21.5.1*	Promissory note extension agreement dated July 16, 2012 by and among Intellinetics and Alpharion.	10-Q	10.12	11-14-2012
4.22*	Promissory note combination #2 agreement dated September 2, 2012, by and among Intellinetics and Alpharion combining Alpharion Note #1, Alpharion Note #3, Alpharion Note #7, and Alpharion Note #15 with an aggregate principal amount of $115,000 and extending the due date of all such notes until November 16, 2012.	10-Q	10.13	11-14-2012
4.22.1*	Promissory note and subscription agreement dated September 8, 2011, in the principal amount of $17,500, by and among Intellinetics and Alpharion.	10-Q	10.14	11-14-2012
4.22.1.1*	Promissory note extension agreement dated March 6, 2012 by and among Intellinetics and Alpharion.	10-Q	10.15	11-14-2012
4.22.2*	Promissory note and subscription agreement dated November 1, 2011, in the principal amount of $7,500.by and among Intellinetics and Alpharion	10-Q	10.16	11-14-2012
4.22.2.1*	Promissory note extension agreement dated May 7, 2012 by and among Intellinetics and Alpharion.	10-Q	10.17	11-14-2012
4.22.2.2*	Promissory note second extension agreement dated July 27, 2012 by and among Intellinetics and Alpharion.	10-Q	10.18	11-14-2012
4.22.3*	Promissory note and subscription agreement dated December 7, 2011, in the principal amount of $80,000, by and among Intellinetics and Alpharion.	10-Q	10.19	11-14-2012
4.22.3.1*	Promissory note extension agreement dated June 4, 2012 by and among Intellinetics and Alpharion.	10-Q	10.20	11-14-2012
4.22.4*	Promissory note and subscription agreement dated February 14, 2012, in the principal amount of $10,000, by and among Intellinetics and Alpharion.	10-Q	10.21	11-14-2012
4.22.4.1*	Promissory note extension agreement dated August 11, 2012 by and among Intellinetics and Alpharion.	10-Q	10.22	11-14-2012

Exhibit No.	Description	Incorporation by Reference

4.23*	Promissory note combination #3 agreement dated September 2, 2012, by and among Intellinetics and Alpharion combining Alpharion Note #8, Alpharion Note #18, with an aggregate principal amount of $119,000 and extending the due date of all such notes until November 16, 2012.	10-Q	10.23	11-14-2012
4.23.1*	Promissory note and subscription agreement dated December 9, 2011, in the principal amount of $15,000, by and among Intellinetics and Alpharion.	10-Q	10.24	11-14-2012
4.23.1.1*	Promissory note extension agreement dated June 6, 2012 by and among Intellinetics and Alpharion.	10-Q	10.25	11-14-2012
4.23.2*	Promissory note and subscription agreement dated March 9, 2012, in the principal amount of $104,000, by and among Intellinetics and Alpharion.	10-Q	10.26	11-14-2012
4.24*	Promissory note combination #4 agreement dated September 2, 2012, by and among Intellinetics and Alpharion combining Alpharion Note #12, Alpharion Note #14, Alpharion Note #19, and Alpharion Note #20 with an aggregate principal amount of $111,500.	10-Q	10.27	11-14-2012
4.24.1*	Promissory note and subscription agreement dated January 27, 2012, in the principal amount of $5,000, by and among Intellinetics and Alpharion.	10-Q	10.28	11-14-2012
4.24.1.1*	Promissory note extension agreement dated July 24, 2012 by and among Intellinetics and Alpharion.	10-Q	10.29	11-14-2012
4.24.2*	Promissory note and subscription agreement dated February 10, 2012, in the principal amount of $85,000 by and among Intellinetics and Alpharion.	10-Q	10.30	11-14-2012
4.24.2.1*	Promissory note extension agreement dated July 24, 2012 by and among Intellinetics and Alpharion.	10-Q	10.31	11-14-2012
4.24.3*	Promissory note and subscription agreement dated March 14, 2011, in the principal amount of $15,000, by and among Intellinetics and Alpharion.	10-Q	10.32	11-14-2012
4.24.4*	Promissory note and subscription agreement dated March 15, 2011, in the principal amount of $6,500, by and among Intellinetics and Alpharion.	10-Q	10.33	11-14-2012
4.25*	Promissory note combination #5 agreement dated September 2, 2012, by and among Intellinetics and Alpharion combining Alpharion Note #13 and Alpharion Note #16 with an aggregate principal amount of $50,000	10-Q	10.34	11-14-2012
4.25.1*	Promissory note and subscription agreement dated January 31, 2012, in the principal amount of $35,000, by and among Intellinetics and Alpharion.	10-Q	10.35	11-14-2012
4.25.1.1*	Promissory note extension agreement dated July 28, 2012 by and among Intellinetics and Alpharion.	10-Q	10.36	11-14-2012
4.25.2*	Promissory note and subscription agreement dated February 15, 2012, by and among Intellinetics and Alpharion	10-Q	10.37	11-14-2012
4.25.2.1*	Promissory note extension agreement dated August 12, 2012 by and among Intellinetics and Alpharion.	10-Q	10.38	11-14-2012
4.26	Promissory note combination #7 agreement dated November 16, 2012, by and among Intellinetics and Alpharion combining Alpharion Note #6, Alpharion Note #24, and Alpharion Note #27, with an aggregate principal amount of $131,500 and extending the due date of all such notes until December 16, 2012.	8-K	10.1	11-23-2012
4.26.1	Alpharion Note #6 dated December 1, 2011 between Alpharion and Intellinetics in the principal amount of $7,500.	8-K	10.2	11-23-2012

Exhibit No.	Description	Incorporation by Reference

4.26.1.1	May 29, 2012 Extension Agreement relating to Alpharion Note #6 between Alpharion and Intellinetics	8-K	10.3	11-23-2012
4.26.1.2	August 27, 2012 Second Extension Agreement relating to Alpharion Note #6 between Alpharion and Intellinetics.	8-K	10.4	11-23-2012
4.26.2	Alpharion Note #24 dated May 21, 2012 in the principal amount of $50,000 between Alpharion and Intellinetics.	8-K	10.5	11-23-2012
4.26.3	Alpharion Note #27 dated September 18, 2012 in the principal amount of $74,000 between Alpharion and Intellinetics.	8-K	10.6	11-23-2012
4.27	November 16, 2012 Note Combination #2 Extension Agreement between Alpharion and Intellinetics.	8-K	10.7	11-23-2012
4.27	November 16, 2012 Note Combination #3 Extension Agreement between Alpharion and Intellinetics.	8-K	10.8	11-23-2012
4.28	November 16, 2012 Note Combination #4 Extension Agreement between Alpharion and Intellinetics.	8-K	10.9	11-23-2012
4.28	November 16, 2012 Note Combination #5 Extension Agreement between Alpharion and Intellinetics.	8-K	10.10	11-23-2012
4.29	November 16, 2012 Note Combination #6 Extension Agreement between Alpharion and Intellinetics.	8-K	10.11	11-23-2012
4.30	Promissory note by and among the Company and Roy Haddix dated July 16, 2012, in the principal amount of $95,000 in favor of Mr. Haddix.	8-K	10.1	12-18-2012
4.30.1	Promissory note extension agreement dated August 29, 2012 extending the $95,000 Haddix Note to November 16, 2012.	8-K	10.2	12-18-2012
4.30.1.1	Promissory note second extension agreement dated November 16, 2012 extending the $95,000 Haddix Note to December 16, 2012.	8-K	10.3	12-18-2012
4.30.1.2	Promissory note third extension agreement dated December 14, 2012 extending the $95,000 Haddix Note to January 15, 2012.	8-K	10.4	12-18-2012
4.31	Promissory note by and among the Company and Roy Haddix dated July 20, 2012, in the principal amount of $25,000 in favor of Mr. Haddix.	8-K	10.5	12-18-2012
4.31.1	Promissory note extension agreement dated August 29, 2012 extending the $25,000 Haddix Note to November 16, 2012.	8-K	10.6	12-18-2012
4.31.1.1	Promissory note second extension agreement dated November 16, 2012 extending the $25,000 Haddix Note to December 16, 2012.	8-K	10.7	12-18-2012
4.31.1.2	Promissory note third extension agreement dated December 14, 2012 extending the $25,000 Haddix Note to January 15, 2012.	8-K	10.8	12-18-2012
4.32	December 16, 2012 Note Combination #2 Extension Agreement between Alpharion and Intellinetics.	8-K	10.1	12-21-2012
4.33	December 16, 2012 Note Combination #3 Extension Agreement between Alpharion and Intellinetics.	8-K	10.2	2012-12-21
4.34	December 16, 2012 Note Combination #4 Extension Agreement between Alpharion and Intellinetics.	8-K	10.3	2012-12-21
4.35	December 16, 2012 Note Combination #5 Extension Agreement between Alpharion and Intellinetics.	8-K	10.4	2012-12-21

Exhibit No.	Description	Incorporation by Reference

4.36	December 16, 2012 Note Combination #6 Extension Agreement between Alpharion and Intellinetics.	8-K	10.5	2012-12-21
4.37	December 16, 2012 Note Combination #7 Extension Agreement between Alpharion and Intellinetics.	8-K	10.6	2012-12-21
4.38	Assignment and assumption of Note Combination #1 between Intellinetics, Alpharion and Globalwise	8-K	10.1	01-07-2013
4.38.1	Satisfaction of note agreement between Globalwise and Alpharion	8-K	10.2	01-07-2013
4.38.2	Convertible promissory note between Globalwise and Alpharion	8-K	10.3	01-07-2013
4.39	Assignment and assumption of Note Combination #2 between Intellinetics, Alpharion and Globalwise	8-K	10.4	01-07-2013
4.39.1	Satisfaction of note agreement between Globalwise and Alpharion	8-K	10.5	01-07-2013
4.39.2	Convertible promissory note between Globalwise and Alpharion	8-K	10.6	01-07-2013
4.40	Assignment and assumption of Note Combination #4 between Intellinetics, Alpharion and Globalwise	8-K	10.7	01-07-2013
4.40.1	Satisfaction of note agreement between Globalwise and Alpharion	8-K	10.8	01-07-2013
4.40.2	Convertible promissory note between Globalwise and Alpharion	8-K	10.9	01-07-2013
4.41	Assignment and assumption of the $19,000 Note between Intellinetics, Alpharion and Globalwise	8-K	10.10	01-07-2013
4.41.1	Satisfaction of note agreement between Globalwise and Alpharion	8-K	10.11	01-07-2013
4.41.2	Convertible promissory note between Globalwise and Alpharion	8-K	10.12	01-07-2013
4.42	Assignment and assumption of Note Combination #6 between Intellinetics, Alpharion and Globalwise	8-K	10.13	01-07-2013
4.42.1	Satisfaction of note agreement between Globalwise and Alpharion	8-K	10.14	01-07-2013
4.42.2	Convertible promissory note between Globalwise and Alpharion	8-K	10.15	01-07-2013
4.43	Assignment and assumption of Alpharion Note #26 between Intellinetics, Alpharion and Globalwise	8-K	10.16	01-07-2013
4.43.1	Satisfaction of note agreement between Globalwise and Alpharion	8-K	10.17	01-07-2013
4.43.2	Convertible promissory note between Globalwise and Alpharion	8-K	10.18	01-07-2013
4.44	$150,000 Note between Haddix and Intellinetics.	8-K	10.19	01-07-2013

Exhibit No.	Description	Incorporation by Reference

4.44.1	Assignment and assumption of the $150,000 Note between Intellinetics, Mr. Haddix and Globalwise	8-K	10.20	01-07-2013
4.44.2	Satisfaction of note agreement between Globalwise and Mr. Haddix	8-K	10.21	01-07-2013
4.44.3	Convertible promissory note between Globalwise and Mr. Haddix	8-K	10.22	01-07-2013
4.45	Assignment and assumption of the $287,571 Note between Intellinetics, Dr. Love and Globalwise	8-K	10.23	01-07-2013
4.45.1	Satisfaction of note agreement between Globalwise and Dr. Love	8-K	10.24	01-07-2013
4.45.2	Convertible promissory note between Globalwise and Dr. Love	8-K	10.25	01-07-2013
4.46	Satisfaction of note agreement between Globalwise and Mr. Haddix	8-K	10.26	01-07-2013
4.47	Convertible promissory note between Globalwise and Alpharion	8-K	10.27	01-07-2013
4.48	Form of Stock Certificate	S-1	4.1	05-29-2013
4.49	Return to Treasury Agreement, between GlobalWise Investments, Inc. and A. Michael Chretien, dated February 15, 2013.	10-Q	4.2	05-15-2013
4.50	Warrant issued to A. Michael Chretien by Globalwise Investments, Inc. dated February 15, 2013	10-Q	4.3	05-15-2013
4.51	Return to Treasury Agreement between Globalwise Investments, Inc. and Matthew L. Chretien dated February 15, 2013	10-Q	4.4	05-15-2013
4.52	Warrant issued to Matthew L. Chretien by Globalwise Investments, Inc. dated February 15, 2013	10-Q	4.5	05-15-2013
4.53	Assignment and assumption of Note between Intellinetics Inc. and Globalwise Investments, Inc. dated February 15, 2013	10-Q	4.6	05-15-2013
4.54	Satisfaction of note agreement between Globalwise Investments, Inc. and Alpharion Capital Partners, Inc. dated February 15, 2013	10-Q	4.7	05-15-2013
4.55	Convertible promissory note between Globalwise Investments, Inc. and Alpharion Capital Partners, Inc. dated February 15, 2013	10-Q	4.8	05-15-2013
4.56	Settlement Agreement, dated February 8, 2013, between Globalwise Investments, Inc., and Armstrong Teasdale LLP.	10-Q	4.9	05-15-2013
4.57	Form of Convertible Promissory Note between the Company and the Investors	10-Q	4.10	05-15-2013
4.58	Form of First Amendment to Convertible Promissory Note to that certain Convertible Promissory Note referenced in Exhibit 4.1 of the Exhibit Index to this Form 10-Q.	10-Q	4.2	08-14-2013
4.59	Form of warrant issued to Investors	10-Q	4.11	05-15-2013
4.60	Form of Convertible Promissory Note of Intellinetics, Inc.	8-K	4.1	02-13-2012

Exhibit No.	Description	Incorporation by Reference

4.61	Form of First Amendment to Convertible Promissory Note to that certain Convertible Promissory Note referenced in Exhibit 4.1 of the Exhibit Index to the Form 10-Q filed 11/14/2013	10-Q	4.2	11-14-2013
4.62	Opinion of Lionel Sawyer and Collins	S-1	5.1	05-29-2013
10.1.	Lease Agreement by and among SFERS Real Estate Corp. T, Dividend Drive LLC and The Avatar Group, Inc., dated as of June 21, 1999	8-K	10.32	02-13-2012
10.2.	Lease Renewal Agreement by and between Intellinetics, Inc. and Dividend Drive LLC, effective as of January 1, 2010	8-K	10.33	02-13-2012
10.3.	Form of Stock Award Agreement	8-K	10.34	02-13-2012
10.4.	Amended Employment Agreement of A. Michael Chretien, dated September 16, 2011	8-K	10.35	02-13-2012
10.5.	Amended Offer of Employment of A. Michael Chretien, dated September 16, 2011	8-K	10.36	02-13-2012
10.6.	Amended Employment Agreement of Matthew L. Chretien, dated September 16, 2011	8-K	10.37	02-13-2012
10.7.	Amended Offer of Employment of Matthew L. Chretien, dated September 16, 2011	8-K	10.38	02-13-2012
10.8.	Amended Employment Agreement of William J. Santiago, dated September 16, 2011	8-K	10.39	02-13-2012
10.9.	Amended Offer of Employment of William J. Santiago, dated September 16, 2011	8-K	10.40	02-13-2012
10.10.	Offer of Employment of Kendall D. Gill dated September 24, 2012	8-K	10.1	09-27-2012
10.11.	Employment Agreement of Kendall D. Gill dated September 24, 2012	8-K	10.2	09-27-2012
10.12.	Lease Renewal Agreement by and between Intellinetics, Inc. and Dividend Drive LLC, dated as of February 21, 2012	8-K	10.41	02-13-2012
10.13.	Consent, dated as of December 27, 2011, by The Delaware County Bank and Trust under the Business Loan Agreement, dated as of March 24, 2004, by and between Intellinetics, Inc. and The Delaware County Bank and Trust.	8-K	10.42	02-13-2012
10.14.	Waiver, dated as of February 10, 2012, of non-compliance items relating to the Loan Agreement between Intellinetics, Inc. and the Director of Development of the State of Ohio, dated July 17, 2009, as amended, and the Loan Agreement between Intellinetics, Inc. and the Director of Development of the State of Ohio, dated June 3, 2011.	8-K	10.43	02-13-2012
10.15.	December 31, 2012 Modification #1 between Intellinetics and the Ohio State Development Authority	8-K	10. 1	01-07-2013
10.16.	December 31, 2012 Modification #2 between Intellinetics and the Ohio State Development Authority	8-K	10.1	01-07-2013
10.17.	Form of Placement Agent Warrants between the Company and the Placement Agent	8-K	10.2	03-06-2013
10.18	Form of Securities Purchase Agreement between the Company and the Investors	8-K	10.1	03-06-2013
10.19	March 12, 2013 Modification #1 between Intellinetics and the Ohio State Development Authority	10-Q	10.1	05-15-2013
10.20	March 12, 2013 Modification #2 between Intellinetics and the Ohio State Development Authority	10-Q	10.2	05-15-2013

10.21	Settlement Agreement and Release of All Claims effective as of October 9, 2013.	8-K	10.1	10-15-2013
10.22	Form of Convertible Promissory Note between the Company and the investors.	8-K	10.1	11-14-2013
10.23	Form of Convertible Promissory Note issued on December 31, 2013 by GlobalWise Investments, Inc.	8-K	10.1	01-02-2014
10.24	Promissory Note Fifth Extension Agreement, dated December 27, 2013, by and between GlobalWise Investments, Inc. and Ramon M. Shealy	8-K	10.2	01-02-2014
10.25	Promissory Note Extension Agreement, dated December 27, 2013, by and between Intellinetics, Inc. and Jackie M. Chretien.	8-K	10.3	01-02-2014
10.26	Promissory Note Extension Agreement dated December 27, 2013, by and between Intellinetics, Inc. and A. Michael Chretien.	8-K	10.4	01-02-2014
10.27	Form of Convertible Promissory Note issued on February 4, 2014 by GlobalWise Investments, Inc	8-K	10.1	02-10-2014
21.1	List of Subsidiaries of GlobalWise Investments, Inc.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Linkbase Document

+	Filed herewith:
*	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.