Form 10-K/A
period 2013-12-31
GLOBALWISE INVESTMENTS INC
filed 2014-04-30
CIK 1081745

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $ 3,138,840.24

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 49,210,261 shares of Common Stock, par value $0.001 per share, were outstanding as of April 25, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

GlobalWise Investments, Inc. (“GlobalWise,” the “Company,” “we,” “us”) is filing this Amendment No. 1 to Form 10-K on Form 10-K/A (the “Form 10-K/A”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Form 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2014. The purpose of this Form 10-K/A is solely to disclose the information required in Part III (Items 10, 11, 12, 13, and 14) of the Form 10-K, which information was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K. Accordingly, we hereby amend and replace in its entirety Part III of the Form 10-K.

In addition, pursuant to the rules of the SEC, Item 15 of Part IV has been amended to include the currently dated certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and principal financial officer are filed with this Form 10-K/A as Exhibits 31.3 and 31.4 hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. We are not including the certificate under Section 906 of the Sarbanes Oxley Act of 2002, as no financial statements are being filed with this Form 10-K/A.

Except as described above, this Form 10-K/A does not amend any other information set forth in the Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Form 10-K/A should be read in conjunction with the Form 10-K and with our filings with the SEC subsequent to the Form 10-K.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS AS OF APRIL 25, 2014

Name	Age	Title

Matthew L. Chretien[1]	46	President, Chief Executive Officer, Treasurer, and Director
Kendall D. Gill	66	Chief Financial Officer
A. Michael Chretien[1]	74	Chairman of the Board, Vice President of Compliance, and Secretary
Rye D’Orazio	59	Director
Thomas D. Moss	57	Chief Software Engineer, and Director
Robert C. Schroeder	46	Director

1 Mr. Matthew Chretien is the son of Mr. A. Michael Chretien.

Matthew L. Chretien President, Chief Executive Officer, Treasurer, and Director. Mr. Matthew L. Chretien was appointed interim President and Chief Executive Officer on July 31, 2013. He is a co-founder of Intellinetics and has served as Intellinetics’ Executive Vice President, Chief Technology Officer, Chief Financial Officer, and Treasurer since September 2011. Mr. Chretien resigned from the Chief Financial Officer position in September 2012. From January 1999 until September 2011, Mr. Chretien was employed as Intellinetics’ President and Chief Executive Officer. From 1996 until 1999, Mr. Chretien was employed as Intellinetics’ Vice President. Prior to joining Intellinetics, Mr. Chretien served as the field sales engineer for Unison Industries, a manufacturer of aircraft ignition systems. As a co-founder who has been an active executive at all times since 1996, our Board believes Mr. Chretien is qualified to serve on our Board. He brings to the Board valuable leadership experience and insight with respect to our technology; products and services; and relationships with customers, vendors, and distributors.

Kendall D. Gill, Chief Financial Officer. Mr. Gill has served as Chief Financial Officer since September 2012. Prior to becoming our Chief Financial Officer, Mr. Gill served as an accounting contractor to the Company since September 15, 2011. From May 2006 to September 2011, Mr. Gill served as the Chief Financial Officer of PT Brands, Inc. From May 2010 to August 2012, Mr. Gill served as President and CEO of Gill Products, LLC. Mr. Gill is a Certified Public Accountant and worked as an Audit Manager at Coopers & Lybrand from 1974 to 1985.

A. Michael Chretien, Chairman of the Board, Vice President of Compliance, Secretary. Mr. A. Michael Chretien is a co-founder of Intellinetics and has served as Intellinetics’ Chairman of the Board, Vice President of Compliance, and Secretary since September 2011. From 1999 until September 2011, Mr. Chretien was employed as Intellinetics’ Vice President. Prior to joining Intellinetics, Mr. Chretien served for twenty-six years in the Federal Bureau of Investigation. As a co-founder with extensive experience working for the public sector, our Board believes Mr. Chretien is qualified to serve on our Board. He brings to the Board unique insight and relationships with respect to our government-sector customers, as well as strong leadership skills.

Rye D’Orazio, Director. Mr. D’Orazio serves as a member of our board of directors, and has served as a director of Intellinetics since 2006. Mr. D’Orazio has been a partner at Ray & Barney Group since 2001. From 1995 to 2000, Mr. D’Orazio served as Vice President of Professional Services at Compucom. From 1985 to 1995, Mr. D’Orazio was a partner at NCGroup, which he founded. From 1982 to 1995, Mr. D’Orazio was employed as the Vice President of Professional Services at Triangle Systems, and from 1977 to 1982, Mr. D’Orazio was employed as a systems engineer at Electronic Data Systems. Mr. D’Orazio brings over 30 years of important industry experience and business acumen to our Board. Our Board believes that Mr. D’Orazio’s experience and expertise, particularly with respect to professional services and entrepreneurship, qualify him to serve on our Board.

Thomas D. Moss, Director. Mr. Moss is a co-founder of Intellinetics and has served as Intellinetics’ Chief Software Engineer since 1996. Prior to joining Intellinetics, Mr. Moss was employed as a senior software developer at North American Computer Services from 1988 to 1994. From 1983 to 1988, Mr. Moss was employed as a programmer/analyst at Confidential Data Services. Mr. Moss brings to our Board more than 30 years of experience in the software development industry, as well as extensive product development skills and historical knowledge of our technology products. As a co-founder and long-time Chief Software Engineer, our Board believes Mr. Moss is qualified to serve on our Board.

Mr. Robert C. Schroeder, Director. Mr. Schroeder serves as a member of our board of directors since September 10, 2013. Mr. Schroeder is Vice President of Investment Banking at Taglich Brothers and specializes in advisory services and capital raising for small public and private companies. Prior to that, Mr. Schroeder served as Senior Equity Analyst publishing sell-side research on publicly traded companies. Prior to joining Taglich Brothers, he served in various positions in the brokerage and public accounting industry. Mr. Schroeder received a B.S. degree in accounting and economics from New York University. He currently serves on the board of directors of publicly traded Air Industries Group, a manufacturer of aerospace parts and assemblies, and Decisionpoint Systems, Inc., a leading provider and integrator of Enterprise Mobility, Wireless Applications and RFID solutions. The Board believes Mr. Schroeder is well qualified to serve on the Board due to his leadership skills, capital markets expertise, and extensive experience as a director of the board for other public companies.

Director and Executive Officer Appointment and Resignation since January 1, 2013

On July 31, 2013, our Board announced the appointment of Matthew L. Chretien as interim President and Chief Executive Officer of the Company. Mr. Chretien replaced William J. “BJ” Santiago who resigned as President and Chief Executive Officer and as a Board member of the Company and Intellinetics effective as of the same date in order to pursue other interests. During the interim period, there were no changes to Mr. Chretien’s employment agreement other than the change in title to interim President and Chief Executive Officer.

On April 2, 2013, Roy Haddix resigned from the Board of Directors of the Company, for health reasons.

On September 10, 2013 Mr. Robert C. Schroeder was recommended as a Director of the Company by Taglich Brothers, Inc. As part of the private placement, Taglich Brothers, Inc. has the exclusive right to appoint one member to the Board of Directors of the Company for two years following the private placement.

Board Committees

We have established an audit committee and a compensation committee. The functions of the nominating committee are conducted by all of the members of the Board. The composition and responsibilities of each committee are described below. Members serve on these committees until their resignation or until otherwise determined by our board of directors. We have filed the charters of the audit committee, and the compensation committee as exhibits 99.1 and 99.2, respectively to our Quarterly Report on Form 10-Q filed on May 15, 2012. In addition, the charters for these committees are available in print to any stockholder who requests a copy. Please direct all requests to our Secretary, Globalwise Investments, Inc., 2190 Dividend Drive, Columbus, OH 43228.

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

As of December 31, 2013, the members of our audit committee were Mr. D’Orazio and Mr. Schroeder, with Mr. D’Orazio serving as the chair of the committee. As disclosed above, Mr. Haddix resigned from the Board on April 2, 2013. Mr. D’Orazio and Mr. Schroeder are both independent directors under the applicable rules and regulations of the SEC, as set forth in further detail in Item 13, below. Mr. Haddix was not an independent director during his tenure. We believe the members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC. We have determined that Mr. Schroeder is an audit committee financial expert as that term is defined under the applicable rules of the SEC. Mr. Schroeder’s acquired his financial expertise through his bachelor’s degree in accounting, prior experience as a financial analyst, and previous audit committee experience for other public companies. The audit committee met three times during the fiscal year ended December 31, 2013.

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

As of December 31, 2013, the compensation committee member is Mr. D’Orazio, serving as the chair of the committee. Mr. Haddix previously served on the compensation committee, but resigned from the Board on April 2, 2013. Mr. Schroeder was appointed to the compensation committee on March 27, 2014. The members of our compensation committee are independent under the applicable rules and regulations of the SEC. The compensation committee did not meeting during the fiscal year ended December 31, 2013.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and persons who beneficially own more than ten percent (10%) of our common stock, who are hereinafter collectively referred to as the Reporting Persons, to file reports with the SEC of beneficial ownership and reports of changes in beneficial ownership of our common stock on Forms 3, 4 and 5. Reporting Persons are required by applicable SEC rules to furnish us with copies of all such forms filed with the SEC pursuant to Section 16(a) of the Exchange Act. To our knowledge, based solely on our review of the copies of the Forms 3, 4 and 5 received by us during the fiscal year ended December 31, 2013 and representations that no other reports were required, we believe that all reports required to be filed by such persons with respect to the Company’s fiscal year ended December 31, 2013, were timely filed.

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

As a “smaller reporting company” under SEC rules, our “Named Executive Officers” (or “NEOs”) consist of (i) the individual(s) who served or acted as the Company’s principal executive officer during the last completed fiscal year; (ii) the Company’s two most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers at the end of the last completed fiscal year; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to clause (ii) but for the fact that the individual was not serving as one of our executive officers at the end of the last completed fiscal year. For the year ended December 31, 2013, our NEOs were the following individuals:

•	William J. Santiago, our President and Chief Executive Officer who resigned on July 31, 2013;

•	Matthew L. Chretien, our interim President, interim Chief Executive Officer, and Treasurer;

•	Kendall D. Gill, our Chief Financial Officer;

•	Thomas D. Moss, our Chief Software Engineer

Summary Compensation Table

The following table sets forth certain information relating to the total compensation earned for services rendered to us in all capacities by (i) the persons serving as our President and Chief Executive Officer, and (ii) our two other most highly compensated executive officers.

Name and Principal Position	Fiscal Year	Salary($)	Stock Awards($)[1]	Nonequity Incentive Plan Compensation ($)[2]	Total($)
William J. Santiago	2013	132,751[3]	0	0	132,751
Former President and Chief Executive Officer	2012	204,000[4]	0	4,834	208,834

Kendall D. Gill	2013	145,000[5]	0	0	145,000
Chief Financial Officer	2012	65,288[6]	175,000	0	240,288

Matthew L. Chretien	2013	195,000[7]	0	0	195,000
Interim President and Chief Executive Officer and Treasurer	2012	195,000[8]	0	5,934	200,934

Thomas D. Moss[9]	2013	$132,391	0	0	$132,391
Chief Software Engineer

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

3 In 2013, Mr. Santiago earned $132,751 in salary, and he was paid $160,212, which included $27,461 in deferred wages.

4 In 2012, Mr. Santiago earned $204,000 in salary, out of which he was paid $181,373, and $27,461 was deferred.

5 In 2013, Mr. Gill earned $145,000 in salary, and he was paid $156,154, which included $11,154 in deferred wages.

6 Mr. Gill was appointed Chief Financial Officer of the Company on September 24, 2012. Prior to joining the Company as the Chief Financial Officer of the Company, Mr. Gill served as an accounting contractor to the Company since September 15, 2011. Between January 1, 2012 and September 23, 2012, Mr. Gill earned $26,250 as an accounting contractor. Between September 24, 2012 and December 31, 2012, Mr. Gill earned $39,038 as the Chief Financial Officer of the Company. Out of the $26,250 that Mr. Gill earned as an accounting contractor, he was paid $15,000, and $11,250 was deferred. Out of the $39,038 that Mr. Gill earned as the Chief Financial Officer, he was paid $27,884, and $11,154 was deferred.

7 In 2013, Mr. Chretien earned $195,000 in salary, and he was paid $225,158, which included $30,158 in deferred wages.

8 In 2012, Mr. Chretien earned $195,000 in salary, out of which, he was paid $170,776, and $30,158 was deferred.

9 Mr. Moss was an NEO in fiscal year 2013, but not in fiscal year 2012.

Employment Agreements with our Executive Officers

At the time of the Share Exchange, Intellinetics had employment agreements with its three executive officers, William J. Santiago, Matthew L. Chretien, and A. Michael Chretien. Each of these agreements is dated as of September 16, 2011. The agreements remain in effect between Intellinetics and each of the aforementioned officers following the Share Exchange, except that the Agreement with William J. Santiago was terminated on July 31, 2013. The Company does not have employment agreements with the executive officers because the Company believes the agreements between Intellinetics and each of the above named executive officers is expected to control the terms of their employment with the Company, as Intellinetics is the sole operating subsidiary of the Company. On September 24, 2012, pursuant to an Offer of Employment and Employment Agreement, the Company appointed Kendall D. Gill as the Chief Financial Officer.

Agreement with William J. Santiago

Under this agreement, Mr. Santiago agreed to serve as the President and Chief Executive Officer of Intellinetics, and to devote his full-time efforts to his employment with Intellinetics. Pursuant to the agreement, Mr. Santiago (i) received compensation at the rate of $204,000 per year, (ii) was eligible to participate in certain employee benefit programs, including a 401(k) plan, health insurance, paid vacation, access to an exercise facility, and use of certain company-paid technology, and (iii) may have been eligible, at the sole discretion of Intellinetics, for profit sharing, commissions, and bonuses. The agreement was terminated on July 31, 2013. Under the agreement, Mr. Santiago covenanted (i) not to disclose trade secrets or proprietary information of Intellinetics, (ii) not to solicit customers, clients, or employees of Intellinetics for a period of two years after termination of the agreement, and (iii) not to compete with Intellinetics in the state of Ohio for a period of six months after termination of his employment.

Agreement with Matthew L. Chretien

Under this agreement, Mr. Chretien agrees to serve as the Interim President and Chief Executive Officer, Principal Accounting Officer, and Treasurer of Intellinetics, and to devote his full-time efforts to his employment with Intellinetics. Pursuant to the agreement, Mr. Chretien (i) receives compensation at the rate of $195,000 per year, (ii) is eligible to participate in certain employee benefit programs, including a 401(k) plan, health insurance, paid vacation, access to an exercise facility, and use of certain company-paid technology, (iii) may become eligible, at the sole discretion of Intellinetics, for profit sharing, commissions, and bonuses, and (iv) will receive deferred compensation in the form of a lump sum payment of $100,828 on March 31, 2015. The term of the agreement is indefinite, and both parties stipulate and agree that Mr. Chretien is an “at will” employee under Ohio law, which governs the agreement. The agreement can also terminate (i) if Intellinetics discontinues the operation of its business, or (ii) at the option of Intellinetics in the event that Mr. Chretien becomes permanently disabled. Under the agreement, Mr. Chretien covenants (i) not to disclose trade secrets or proprietary information of Intellinetics, (ii) not to solicit customers, clients, or employees of Intellinetics for a period of two years after termination of the agreement, and (iii) not to compete with Intellinetics in the state of Ohio for a period of six months after termination of his employment.

Agreement with A. Michael Chretien

Under this agreement, Mr. Chretien agrees to serve as the Chairman of the Board, Vice President of Compliance, and Secretary of Intellinetics, and to devote his full-time efforts to his employment with Intellinetics. Pursuant to the agreement, Mr. Chretien (i) receives compensation at the rate of $97,500 per year, (ii) is eligible to participate in certain employee benefit programs, including a 401(k) plan, health insurance, paid vacation, access to an exercise facility, and use of certain company-paid technology, (iii) may become eligible, at the sole discretion of Intellinetics, for profit sharing, commissions, and bonuses, and (iv) will receive deferred compensation in the form of a lump sum payment of $114,183 on March 31, 2015. The agreement also notes that Mr. Chretien’s equity interest in Intellinetics (which has been exchanged for an equity interest in Globalwise in connection with the Share Exchange) is considered part of Mr. Chretien’s compensation. The term of the agreement is indefinite, and both parties stipulate and agree that Mr. Chretien is an “at will” employee under Ohio law, which governs the agreement. The agreement can also terminate (i) if Intellinetics discontinues the operation of its business, or (ii) at the option of Intellinetics in the event that Mr. Chretien becomes permanently disabled. Under the agreement, Mr. Chretien covenants (i) not to disclose trade secrets or proprietary information of Intellinetics, (ii) not to solicit customers, clients, or employees of Intellinetics for a period of two years after termination of the agreement, and (iii) not to compete with Intellinetics in the state of Ohio for a period of six months after termination of his employment.

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

Director Compensation

Neither the directors of Globalwise nor the directors of Intellinetics received compensation for services rendered as a director during the year ended December 31, 2013 and 2012.

As of the date of this Form 10-K, we do not compensate our directors for their services as directors. In order to attract and retain qualified independent directors, we plan to adopt a compensation plan for non-employee directors that may include cash, as well as equity-based, compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table reflects beneficial share ownership by all of our executive officers and directors, and by any shareholders who beneficially own more than 5% of the Company's common stock.

BENEFICIAL OWNERSHIP TABLE as of April 25, 2014 (common stock)

Name and Address of Stockholder	Number of Shares Beneficially Owned		Percentage of Shares Outstanding (1)
EXECUTIVE OFFICERS AND DIRECTORS
Matthew Chretien, President, CEO, Chief Technology Officer, Treasurer, and Director 2190 Dividend Drive, Columbus, OH 43228	6,274,300	-2	12.75%

Michael Chretien, Chairman of the Board, VP of Compliance, Secretary 2190 Dividend Drive, Columbus, OH 43228	6,227,800	-3	12.65%

Kendall D Gill, CFO 2190 Dividend Drive, Columbus, OH 43228	250,000		*

Rye D'Orazio, Director 565 Metro Place S. Suite 300 Dublin, OH 43017	1,376,400		2.8%

Thomas Moss, Chief Software Engineer, Director 26100 Rangeview Dr., Kersey, CO 80644	2,478,450		5.04%

Robert Schroeder, Director 275 Madison Ave., Suite 1618 New York, NY 10016	495,000	-4	1.00%

Officers and Directors as a Group (7 Persons)	17,101,950	-5	34.55%

SHAREHOLDERS WITH 5% OR MORE BENEFICIAL OWNERSHIP
William J Santiago 9900 Morris Drive, Dublin, OH 43017	3,259,650		6.62%

Alpharion Capital Partners 4121 Browns Lane, B13 Louisville, KY 40220	3,293,788		6.69%

* Less than 1%

(1)	Based upon 49,210,261 shares of common stock issued and outstanding.

(2)	Beneficial ownership does not include 3,500,000 shares of common stock underlying a warrant issued to Mr. Chretien in consideration for Mr. Chretien returning his shares to the Company, at an exercise price of $0.001 per share, since the warrant is only exercisable if the shareholders authorize an increase in the number of authorized shares.

(3)	Beneficial ownership does not include 3,500,000 shares of common stock underlying a warrant issued to Mr. Chretien in consideration for Mr. Chretien returning his shares to the Company, at an exercise price of $0.001 per share, since the warrant is only exercisable if the shareholders authorize an increase in the number of authorized shares.

(4)	Includes 30,000 warrants to purchase Common Stock at $0.28, and 265,000 warrants to purchase Common Stock at $0.24.
(5)	Does not includes 7,000,000 shares of common stock underlying the warrant owned by Messrs. Matthew Chretien and Michael Chretien in footnotes (2) and (3) above.

(8)	Includes a warrant to purchase 85,714 shares of Common Stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On January 26, 2012, the Company issued a contingently convertible note with an original principal balance of $10,000, bearing interest at 10% per annum, to Robert Chretien, a relative of both A. Michael Chretien and Matthew L. Chretien. The proceeds were used for working capital needs and operating as a public company. The note was due and payable on June 1, 2012, however if certain conditions were met, it could be converted at the holder’s discretion to shares of the Company’s common stock. On July 20, 2012, Mr. Chretien converted the entire principal balance of $10,000, and all accrued interest in the amount of $482, in exchange for 12,478 common shares, $0.001 par value, (subject to the applicable holding period restrictions under Rule 144) in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The largest aggregate amount of principal outstanding during 2013 was $0, the total amount of principal paid during 2013 was $0, the total amount of interest paid during 2013 was $0, and the amount outstanding as of April 25, 2014 is $0.

On January 28, 2012, the Company issued a contingently convertible note with an original principal balance of $20,000, bearing interest at 10% per annum, to Michael Chretien, a relative of both A. Michael Chretien and Matthew L. Chretien. The proceeds were used for working capital needs and operating as a public company. The note was due and payable on June 1, 2012, however if certain conditions were met, it could be converted at the holder’s discretion to shares of the Company’s common stock. On July 20, 2012, Mr. Chretien converted the entire principal balance of $20,000, and all accrued interest in the amount of $953, in exchange for 24,944 common shares, $0.001 par value, (subject to the applicable holding period restrictions under Rule 144) in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The largest aggregate amount of principal outstanding during 2013 was $0, the total amount of principal paid during 2013 was $0, the total amount of interest paid during 2013 was $0, and the amount outstanding as of April 25, 2014 is $0.

On March 29, 2012, the Company issued an unsecured note payable to Ramon Shealy, a then-director (who subsequently resigned for personal reasons, as disclosed above) of the Company, in the amount of $238,000, bearing interest at a rate of 10%, with a maturity date of June 27, 2012. The maturity date was subsequently extended to November 24, 2012. On April 16, 2012, the Company issued a second note payable to Mr. Shealy, in the amount of $12,000, bearing interest at a rate of 10% per quarter, and a maturity date of July 15, 2012. The maturity date was subsequently extended to November 24, 2012. On November 24, 2012 both notes were combined into a promissory note with a principal balance of $250,000, under the same terms, with a maturity date of January 1, 2014. On December 27, 2013, the Company and Mr. Shealy agreed to extend the maturity date until January 1, 2015, without changing any other terms of the promissory note. The largest aggregate amount of principal outstanding during 2013 was $250,000, the total amount of principal paid during 2013 was $100,000, the total amount of interest paid during 2013 was $0, and the amount outstanding as of April 25, 2014 is $29,241.

On June 20, 2012, the Company issued an unsecured promissory note payable to Jackie M. Chretien, a relative of Mr. A. Michael Chretien and Mr. Matthew L. Chretien, in the amount of $14,000, due July 1, 2014 and bearing interest at 5% per annum, with the principal and interest to be paid on maturity. On March 5, 2013, the Company paid off in full, all principal of the note, plus all accrued interest through December 31, 2012, in the amount of $493. The largest aggregate amount of principal outstanding during 2013 was $14,000, the total amount of principal paid during 2013 was $14,000, the total amount of interest paid during 2013 was $493, and there are no amounts that remain outstanding.

On March 5, 2013, the Company paid accrued interest in the amount of $9,014 to Jackie M. Chretien, a relative of Mr. A. Michael Chretien and Mr. Matthew L. Chretien, relating to an $80,000 promissory note issued by the Company to Jackie Chretien on March 2, 2009. On December 27, 2013, Intellinetics entered into a Promissory Note Extension Agreement with Jackie M. Chretien, pursuant to which the maturity date of the promissory note previously issued to Ms. Chretien was extended from January 1, 2014 until January 1, 2015, without changing any other terms of that promissory note. The largest aggregate amount of principal outstanding during 2013 was $79,000, the amount outstanding as of April 25, 2014 is $27,500, the total amount of principal paid during 2013 was $46,500, and the total amount of interest paid during 2013 was $9,014.

On December 27, 2013, Intellinetics and A. Michael Chretien, who is the Secretary and Chairman of the Company, entered into a Promissory Note Extension Agreement, pursuant to which the maturity date of the promissory note previously issued to Mr. Chretien was extended from January 1, 2014 until January 1, 2015, without changing any other terms of that promissory note. The largest aggregate amount of principal outstanding during 2013 was $40,415, the amount outstanding as of April 25, 2014 is $40,415, the total amount of principal paid during 2013 was $0, and the total amount of interest paid during 2013 was $0.

On July 16, 2012, the Company issued an unsecured note payable to a shareholder, Mr. Haddix (who on December 13, 2012 became a member of the Board of Directors of the Company, and subsequently resigned from the Board on April 2, 2013 for health reasons, as disclosed above), in the amount of $95,000, due 45 days from the date of issuance and bearing interest at a rate of 10% per annum, with the principal and interest to be paid on maturity. The maturity date was subsequently extended to January 15, 2013, with all other provisions of the promissory note unchanged. On January 14, 2013, Mr. Haddix exchanged the note and accrued interest in the amount of $4,659 (for a total of $99,659) for a convertible promissory note issued by the Company in the amount of $99,659, due February 15, 2013, bearing interest at 10%. On January 14, 2013, Mr. Haddix exercised his conversion rights under the convertible promissory note and surrendered the convertible promissory note to the Company in return for 311,434 restricted common shares, $0.001 par value, at $0.32 per share (based on the closing price on the immediately preceding business day) (subject to the applicable holding period restrictions under Rule 144) in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC. The largest aggregate amount of principal outstanding during 2013 was $99,659, the amount outstanding as of April 25, 2014 is $0, the total amount of principal paid during 2013 was $0 (other than the amount converted to stock as set forth above), and the total amount of interest paid during 2013 was $0 (other than the amount converted to stock as set forth above).

On July 20, 2012, the Company issued an unsecured note payable to the Mr. Haddix in the amount of $25,000, due 45 days from the date of the issuance and bearing interest at a rate of 10% per annum, with the principal and interest to be paid on maturity. The maturity date was subsequently extended to January 15, 2013. On December 31, 2012, Mr. Haddix agreed to exchange the note, together with accrued interest of $1,103 (for a total of $26,103) to the Company in exchange for a convertible promissory note issued by the Company in the amount of $26,103, with a maturity date of January 15, 2013, at an interest rate of 10%. On December 31, 2012, Mr. Haddix exercised his conversion rights under the convertible promissory note and surrendered the convertible promissory note to the Company. As a result, the Company issued to Mr. Haddix 87,009 restricted common shares, $0.001 par value, at $0.30 per share (based on the closing price on the immediately preceding business day) (subject to the applicable holding period restrictions under Rule 144) in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC.

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

Return to Treasury of Shares and Issuance of Contingent Warrants

On February 15, 2013, the Company and A. Michael Chretien entered into a return to treasury agreement, whereby A. Michael Chretien returned 3,500,000 shares of common stock of the Company, par value $0.001 per share, to the Company. As consideration for A. Michael Chretien returning to treasury 3,500,000 shares of common stock he owns, the Company issued one four-year warrant to A. Michael Chretien with a right to purchase 3,500,000 shares of common stock at $0.001 per share within four-years of the shareholders of the Company increasing the number of authorized shares of common stock of the Company, with piggyback registration rights. The warrant has a right of first refusal for A. Michael Chretien to exercise up to 3,500,000 shares prior to the Company issuing shares of common stock in any transaction. The Company issued the warrant in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC.

On February 15, 2013, the Company and Matthew Chretien entered into a return to treasury agreement, whereby Matthew Chretien returned 3,500,000 shares of common stock of the Company, par value $0.001 per share, to the Company. As consideration for Matthew Chretien returning to treasury 3,500,000 shares of common stock he owns, the Company issued one four-year warrant to Matthew Chretien with a right to purchase 3,500,000 shares of common stock at $0.001 per share within four-years of the shareholders of the Company increasing the number of authorized shares of common stock of the Company, with piggyback registration rights. The warrant has a right of first refusal to exercise up to 3,500,000 shares prior to the Company issuing shares of common stock in any transaction, other than pursuant to the warrant issued to A. Michael Chretien, as described above. The Company issued the warrant in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC.

Notes payable due to related parties consist of the following:

	December 31,	December 31,
	2013	2012
The $95,000 Haddix Note	$-	$95,000
The $14,000 Jackie Chretien Note	-	14,000
The $80,000 Jackie Chretien Note	32,500	65.000
The $55,167 A. Michael Chretien Note	40,415	40,415
The $250,000 Shealy Note	150,000	250,000
Total notes payable - related party	$222,915	$464,415
Less current portion	-	(95,000)
Long-term portion of notes payable-related party	$222,195	$369,415

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

Review, Approval or Ratification of Transactions with Related Persons

The written charter for the audit committee requires that all transactions between the Company and any related person (as defined in Item 404 of Regulation S-K) be reviewed, approved, and overseen by the audit committee, which is comprised of independent directors.

Promoters and Certain Control Persons

Robert C. Schroeder is the Vice President of Investment Banking at Taglich Brothers, Inc. The Company retained Taglich Brothers, Inc. as the exclusive placement agent for a private offering of securities on February 28, 2013 and March 6, 2013. In connection with the offering, the Company paid Taglich Brothers, Inc. a cash payment of $ 268,000, which represented an 8 % commission of the gross proceeds and approximately $ 28,000 for reimbursement for reasonable out of pocket expenses, FINRA filing fees and related legal fees. In addition, the Company issued warrants to Taglich Brothers, Inc. to purchase 1,500,000 shares of common stock, which represented 10 % of the shares of common stock sold in the offering. The warrants have an exercise price of $ 0.24 per share of common stock, will be exercisable for a period of four years, contain customary cashless exercise and anti-dilution protection and are entitled to registration rights.

On February 10, 2012, the Company entered into a Securities Exchange Agreement by and between itself and Intellinetics. Pursuant to the terms of the Exchange Agreement, all of the former shareholders of Intellinetics transferred to the Company all of their shares of Intellinetics in exchange for shares of common stock of the Company. Prior to this transaction, GlobalWise was a non-operating public shell company. As a result of the transaction, Intellinetics became a wholly-owned subsidiary of GlobalWise. The transaction was accounted for as a reverse merger and recapitalization of Intellinetics.

Director Independence

In accordance with Rule 407(c)(a)(ii) of Regulation S-K, we are not a listed issuer and we use the definition of independence as set forth in Rule 10A-3 of the Securities Exchange Act of 1934 and the rules of the NASDAQ Stock Market. We are a smaller reporting company with a small number of directors. As a result, we do not currently have independent directors as a majority of our Board. It is anticipated that, in the near future, the board of directors will recruit additional independent directors to join the Board and also our Board committees. The charters of both our compensation committee and audit committees require that all members of each committee be independent. Currently, Mr. Schroeder and Mr. D’Orazio serve as our independent directors, and they are the sole members of both our audit and compensation committees. The Board does not currently have a separate nominating committee, and as such, all directors are deemed to be part of the nominating committee, including the following directors who are (or were) not independent: A. Michael Chretien, Matthew Chretien, Mr. Moss, Mr. Santiago (former director), Mr. Shealy (former director), and Mr. Haddix (former director).

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accountants

Our independent registered public accountants were Marcum LLP until September 4, 2012, and GBP Partners LLC from September 4, 2012 until the present. The following table presents fees for professional services provided by each of Marcum LLP and GBQ Partners LLC for audit services and other services rendered to us during the fiscal years ended December 31, 2013 and 2012.

	2013		2012
Marcum LLP

Audit Fees	$	---	$40,000

Audit-Related Fees		$29,000	21,500

Tax Fees			---

All Other Fees		---	---

GBQ Partners LLC

Audit Fees		$69,500	44,861

Audit-Related Fees		---	---

All Other Fees		1,650	---

Total Fees		$100,150	106,361

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

All Other Fees

Other than fees paid to GBQ Partners to review work performed by Marcum, we did not engage Marcum or GBQ Partners to provide any information technology services or any other services during the fiscal years ended December 31, 2013 and 2012.

Pre-Approval Policies and Procedures

Our Audit Committee specifically approved the audit and audit-related services performed by Marcum and GBQ Partners for the periods ended December 31, 2013 and 2012, when applicable.

For the fiscal year ending December 31, 2013, our Audit Committee pre-approved audit-related and non-audit related services not prohibited by law to be performed by our independent registered public accountants and associated fees. Audit Committee pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by the Audit Committee regarding the Company’s engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service provided and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to the Company’s management. The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant pre-approvals, provided such approvals are presented to the Audit Committee at a subsequent meeting. If the Audit Committee elects to establish pre-approval policies and procedures regarding non-audit services, the Audit Committee must be informed of each non-audit service provided by the independent auditor. Audit Committee pre-approval of non-audit services (other than review and attestation services) also will not be required if such services fall within available exceptions established by the SEC.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Exhibit No.	Description

*31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2014.

GlobalWise Investments, Inc.

By:	/s/ Matthew L. Chretien
Matthew L. Chretien President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 30.

Name	Title

/s/ Matthew L. Chretien	President, Chief Executive Officer, Chief Technology Officer, Treasurer and Director
Matthew L. Chretien

/s/ Kendall D. Gill	Chief Financial Officer
Kendall D. Gill

/s/ A. Michael Chretien	Director, Chairman of the Board, Vice President of Compliance, Secretary
A. Michael Chretien

/s/ Rye D’Orazio	Director
Rye D’Orazio

/s/ Tom Moss	Chief Software Engineer, and Director
Tom Moss

/s/ Robert Schroeder	Director
Robert Schroeder

EXHIBIT INDEX

Exhibit No.	Description

*31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*filed herewith

