Form 10-Q
period 2014-03-31
GLOBALWISE INVESTMENTS INC
filed 2014-05-15
CIK 1081745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

As of May 9, 2014, there were 47,362,047 shares of the issuer’s common stock outstanding.

GLOBALWISE INVESTMENTS, INC.
Form 10-Q
March 31, 2014

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the documents incorporated into this report by reference contain, and we may from time to time make, forward-looking statements. From time to time in the future, we may make additional forward-looking statements in presentations, at conferences, in press releases, in other reports and filings and otherwise. Forward-looking statements are all statements other than statements of historical fact, including statements that refer to plans, intentions, objectives, goals, targets, strategies, hopes, beliefs, projections, prospects, expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. The words “may”, “could”, “should”, “would”, “will”, “project”, “intend”, “continue”, “believe”, “anticipate”, “estimate”, “forecast”, “expect”, “plan”, “potential”, “opportunity”, “scheduled”, “goal”, “target” and “future”, variations of such words, and other comparable terminology and similar expressions and references to future periods are often, but not always, used to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about the following:

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

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GLOBALWISE INVESTMENTS, INC. and SUBSIDIARY
Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash	$19,332	$260,560
Accounts receivable, net	183,586	144,071
Prepaid expenses and other current assets	53,443	39,242
Total current assets	256,361	443,873

Property and equipment, net	48,380	53,226
Other assets	26,846	28,925

Total assets	$331,587	$526,024

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$579,809	$502,646
Deferred compensation	215,012	-
Deferred revenues	477,548	482,428
Notes payable - current	949,765	711,266
Accrued interest - related party	38,971	-
Notes payable - related party - current	217,915	-
Total current liabilities	2,479,020	1,696,340

Long-term liabilities:
Deferred compensation	-	215,012
Notes payable - net of current portion	1,016,254	1,114,394
Notes payable - related party - net of current portion	-	222,915
Deferred interest expense	81,328	83,942
Other long-term liabilities - related parties	-	34,614
Total long-term liabilities	1,097,582	1,670,877

Total liabilities	3,576,602	3,367,217

Stockholders' deficit:
Common stock, $0.001 par value, 50,000,000 shares authorized;
47,362,047 shares issued and outstanding at March 31, 2014 and December 31, 2013	54,363	54,363
Additional paid-in capital	4,912,814	4,912,814
Accumulated deficit	(8,212,192)	(7,808,370)
Total stockholders' deficit	(3,245,015)	(2,841,193)
Total liabilities and stockholders' deficit	$331,587	$526,024

See notes to these condensed consolidated financial statements

GLOBALWISE INVESTMENTS, INC. and SUBSIDIARY
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Revenues:
Sale of software	$8,000	$8,660
Software as a service	39,442	34,790
Software maintenance services	210,522	223,464
Professional services	29,424	72,772
Third party services	11,795	15,185
Total revenues	299,183	354,871

Cost of revenues:
Sale of software	6,444	121,305
Software as a service	6,930	6,909
Software maintenance services	31,747	27,950
Professional services	9,710	1,318
Third party services	8,597	22,002
Total cost of revenues	63,428	179,484

Gross profit	235,755	175,387

Operating expenses:
General and administrative	468,469	568,148
Sales and marketing	116,174	227,783
Depreciation	6,930	5,344
Total operating expenses	591,573	801,275

Loss from operations	(355,818)	(625,888)

Other income (expenses)
Derivative gain	-	15,470
Interest expense, net	(48,004)	(61,379)
Total operating expenses	(48,004)	(45,909)

Net loss	$(403,822)	$(671,797)

Basic and diluted net loss per share	$(0.01)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	47,362,047	39,620,613

See notes to these condensed consolidated financial statements

GLOBALWISE INVESTMENTS, INC. and SUBSIDIARY
Condensed Consolidated Statement of Stockholders' Deficit
For the Three Months Ended March 31, 2014
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2013	47,362,047	$54,363	$4,912,814	$(7,808,370)	$(2,841,193)

Net loss	-	-	-	(403,822)	(403,822)

Balance, March 31, 2014	47,362,047	$54,363	$4,912,814	$(8,212,192)	$(3,245,015)

See notes to these condensed consolidated financial statements

GLOBALWISE INVESTMENTS, INC. and SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(403,822)	$(671,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,930	5,344
Bad debt expense	-	6,575
Amortization of deferred financing costs	2,079	2,079
Amortization of beneficial conversion option	-	2,387
Amortization of original issue discount	-	1,206
Gain on derivative	-	(15,470)
Changes in operating assets and liabilities:
Accounts receivable	(39,515)	(102,317)
Prepaid expenses and other current assets	(14,201)	(15,423)
Accounts payable and accrued expenses	77,163	(359,691)
Other liabilities - related parties	4,357	(12,447)
Deferred interest expense	(2,614)	10,625
Deferred revenues	(4,880)	(31,705)
Deferred compensation	-	9,423
Total adjustments	29,319	(499,414)
Net cash used in operating activities	(374,503)	(1,171,211)

Cash flows from investing activities:
Purchases of property and equipment	(2,084)	(3,608)
Net cash used in investing activities	(2,084)	(3,608)

Cash flows from financing activities:
Proceeds from notes payable	240,000	-
Repayment of notes payable	(99,641)	(124,886)
Repayment of notes payable - related parties	(5,000)	(114,000)
Sale of Common Stock	-	2,731,021
Net cash provided by financing activities	135,359	2,492,135

Net increase (decrease) in cash	(241,228)	1,317,316
Cash - beginning of period	260,560	46,236
Cash - end of period	$19,332	$1,363,552

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$30,508	$73,370
Supplemental disclosure of non-cash financing activities:
Accounts payable and accrued interest converted to equity	$-	$286,370
Notes payable converted to equity	-	469,500
Notes payable-related party converted to equity	-	95,000
Total non-cash financing activities	$-	$850,870

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

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8.03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation of the consolidated financial position of the Company as of March 31, 2014 and the consolidated results of its operations and cash flows for the three months ended March 31, 2014 and March 31, 2013, have been included. The Company has evaluated subsequent events through the issuance of this Form 10-Q. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other interim or future period. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2013 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2014.

3. Liquidity and Management’s Plans

Through March 31, 2014, the Company has incurred an accumulated deficit since inception of $8,212,192. At March 31, 2014, the Company had a cash balance of $19,332.
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

The Company expects that through the next 12 months, the capital requirements to fund the Company’s growth and to cover the operating costs as a public company will consume substantially all of the cash flows that it intends to generate from its operations, as well as the funds raised in the private placement discussed elsewhere in this Form 10-Q, in addition to proceeds of any issuances of debt and equity securities, if consummated. The Company further believes that during this period, while the Company is focusing on the growth and expansion of its business, the gross profit that it expects to generate from operations will not generate sufficient funds to cover these anticipated operating costs. Our cash generated by operations is insufficient by approximately $120,000 per month. Assuming over the next 12 months, we do not increase our cash flow generated from operations, we will need an additional $1,400,000 to $1,800,000 to fund planned operations. There is no assurance that the Company’s plans as discussed above will materialize and/or that the Company will have sufficient funds to fund the Company’s operations. Given these conditions, the Company’s ability to continue as a going concern is contingent upon successfully managing its cash requirements. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrants into established markets, the competitive environment in which the Company operates and its cash requirements. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the three months ended March 31, 2014, the Company raised $240,000 in net new funds through the issuance of two convertible promissory notes in a maximum aggregate principal amount of $350,000 to two accredited investors who are associated with each other. On April 4, 2014 the Company received the remaining $110,000. The proceeds from these notes were used to fund the Company’s working capital needs and debt repayment.

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

In connection with the consummation of the Share Exchange, (i) the stockholders of Intellinetics surrendered all of the issued and outstanding shares of Intellinetics capital stock and received, in exchange for such shares, an aggregate of 28,034,850 shares of common stock of Globalwise on a 4,650-for-1 basis which represented approximately 86 % of the Company’s total shares outstanding immediately following the closing of the transaction; and (ii) Intellinetics paid $ 220,000 in advance of the closing and $ 85,000 upon the closing of the Share Exchange to the stockholders of Globalwise to provide both a reimbursement of professional fees incurred by Globalwise and for the split-off of the net liabilities of Globalwise at closing.

The Share Exchange was accounted for as a “reverse merger.” Furthermore, the Share Exchange was deemed to be a recapitalization of Intellinetics, and as such, all capital accounts were restated as if the Share Exchange had occurred prior to the earliest period presented. Intellinetics was deemed to be the acquirer in the Share Exchange for accounting purposes. Consequently, the assets and liabilities and the historical operations of the Company that are reflected in the financial statements prior to the Share Exchange are those of Intellinetics, and the consolidated financial statements of the Company after completion of the Share Exchange include the assets and liabilities of Intellinetics, historical operations of Intellinetics and operations of Intellinetics from the Closing Date of the Share Exchange.

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

The number of customers that comprise the Company’s customer base, along with the different industries, governmental entities and geographic regions, in which the Company’s customers operate, limits concentrations of credit risk with respect to accounts receivable. The Company does not generally require collateral or other security to support customer receivables; however, the Company may require its customers to provide retainers, up-front deposits or irrevocable letters-of-credit when considered necessary to mitigate credit risk. The Company has established an allowance for doubtful accounts based upon facts surrounding the credit risk of specific customers and past collections history. Credit losses have been within management’s expectations. At March 31, 2014 and December 31, 2013, the Company allowance for doubtful accounts was $22,205 and $27,635, respectively.

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

Both employee and non-employee grants of stock are fully vested at their respective date of grants. For the three months ended March 31, 2014 and 2013, there was no share-based compensation.

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

The Company records the revenues for the sales of software with professional services as prescribed by ASC 985-605, in accordance with the contract accounting guidelines in ASC 605-35, “Revenue Recognition: Construction-Type and Production-Type Contracts” (“ASC 605-35”), after evaluating for separation of any non-ASC 605-35 elements in accordance with the provisions of ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements,” as updated. The Company accounts for these contracts under the completed contract method, as the Company believes that this method is most appropriate. The contract is considered to be complete when persuasive evidence of an arrangement exists, the software has been installed on the customer’s site, there are no significant uncertainties surrounding acceptance by the customer, the fees are fixed and determinable, and collection is considered probable.

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

b) Sale of Software as a Service

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

c) Sale of Software Maintenance Services

Software maintenance support revenues consist of revenues derived from arrangements that provide PCS to the Company’s software license holders. These revenues are recognized ratably over the term of the contract. Advance billings of PCS are not recorded to the extent that the term of the PCS has not commenced and payment has not been received.

d) Sales of Professional Services

Professional services consist principally of revenues from consulting, advisory services, training and customer assistance with management and uploading of data into the Company’s applications. When these services are provided on a time and material basis, the Company records the revenue as the services are rendered, since the revenues from services rendered through any point in time during the performance period are not contingent upon the completion of any further services. Where the services are provided under a fixed priced arrangement, the Company records the revenue on a proportional performance method, since the revenues from services rendered through any point in time during the performance period are not contingent upon the completion of any further services.

e) Sale of Third Party Services

Sale of third party services consist principally of third party software and/or equipment as a pass through of software and equipment purchased from third parties at the request of customers.

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

Advertising

The Company expenses the cost of advertising as incurred. Advertising expense for the three months ended March 31, 2014 and 2013 amounted to approximately $1,889 and $3,374, respectively.

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

6. Property and Equipment

Property and equipment are comprised of the following:

	March 31,	December 31,
	2014	2013
Computer hardware and purchased software	$303,992	$301,908
Leasehold improvements	221,666	221,666
Furniture and fixtures	88,322	88,322
	613,980	611,896
Less: accumulated depreciation and amortization	(565,600)	(558,670)
Property and equipment, net	$48,380	$53,226

Total depreciation expense on the Company’s property and equipment for the three months ended March 31, 2014 and 2013 amounted to $6,930 and $5,344 respectively.

7. Notes Payable

On March 24, 2004, the Company issued a note payable to a bank for $201,024, bearing a current interest rate of 6.25% per annum (the “Bank Loan”). Monthly principal and interest payments are $3,826 each with the final payment due on April 30, 2014. The note is secured by the personal guarantees of the Company’s founders, as well as a director. The guarantee by the director is secured by the pledge of the directors’ certificate of deposit in the amount of $ 200,000 . In addition, the note is secured by a senior secured interest on all business assets of the Company. The obligation is subject to certain covenants, which require that the Company maintain continuity of operations and which include limitations regarding the Company’s indebtedness. In addition, the bank is a party to an intercreditor agreement involving Authority Loan No. 1 and Authority Loan No. 2 (together, the “Authority Loans”), as discussed and defined below, which provides for cross notifications between the lenders. As of March 31, 2014, the principal amount outstanding under this bank loan was $6,354.

On July 17, 2009, the Company issued a note payable to the Ohio State Development Authority in the amount of $1,012,500, bearing interest at a rate of 6.00% per annum (“Authority Loan No. 1”). Pursuant to the terms of the loan, the Company was required to pay only interest through September 30, 2010 and then monthly principal and interest payments of $ 23,779 each through September 1, 2015 . The note is secured by a senior secured interest on all business assets financed with loan proceeds, as well as a second secured interest in all business assets. Upon maturity, by acceleration or otherwise, the Company shall pay a loan participation fee of $101,250 , which is accounted for as a loan premium, accreted monthly, utilizing the interest method, over the term of the loan. Intellinetics and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule relating to Authority Loan No.1, deferring principal and interest payment until December 31, 2013. As of March 31, 2014, the principal amount outstanding under Authority Loan No. 1 was $681,276.

 On June 3, 2011, the Company issued a note payable to the Ohio State Development Authority in the amount of $750,000 , bearing interest at a rate of 1 % per annum for the first 12 months, then interest at rate of 7 % per annum for the second 12 months (“Authority Loan No. 2”). The Company was not obligated to remit payments of principal until September 1, 2013. The monthly principal and interest payments, beginning on the third anniversary of the loan origination, are $14,850 and are payable on a monthly basis through July 13, 2017. The note is secured by a senior secured interest on all business assets financed with loan proceeds, as well as a second secured interest in all business assets. Upon maturity, by acceleration or otherwise, the Company shall pay a loan participation fee of $75,000 , which is accounted for as a loan premium, accreted monthly utilizing the interest method, over the term of the loan. The interest rate of 1% during the first 12 months of this loan was considered to be below market for that period. The Company further determined that over the life of the loan, the effective interest rate was 5.6 % per annum. Accordingly, during the first 12 months of the loan, the Company recorded interest expense at the 5.6 % rate per annum. The difference between the interest expense accrual at 5.6% and the stated rate of 1% over the first 12 months is credited to deferred interest. The deferred interest amount that is accumulated over the first 12 months of the loan term will be amortized as a reduction to interest expense over the remaining term of the loan. At March 31, 2014 and December 31, 2013 deferred interest of $81,328 and $ 83,942 , respectively, was reflected within long-term liabilities on the accompanying condensed consolidated balance sheets. Intellinetics and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule, deferring principal and interest payment until December 31, 2013. As of March 31, 2014, the principal amount outstanding under Authority Loan No. 2 was $718,389.

The Authority Loans were granted to the Company in connection with the State of Ohio’s economic development programs. The proceeds from these loans were used by the Company to support its efforts in developing software solutions for its customers.

These Authority Loans are subject to certain covenants and reporting requirements. The material covenants include:
⋅	Providing quarterly financial information and management certifications;
⋅	Maintaining our principal office in the state of Ohio;
⋅	Maintaining insurance for risk of loss, public liability, and worker’s compensation;
⋅	Delivering notice in the event of default, any pending or threatened action that would materially impair the company;
⋅	Permitting the inspection of books, records, and premises;

⋅	Not selling or disposing of substantially all of our assets or equity or merging or consolidating with another entity without consent; and
⋅	Not pledging or encumbering our assets.

Additionally, Intellinetics is required to, within three years of the respective loan origination dates of each of the Authority Loans, have created and/or retained an aggregate of 25 full time jobs in the State of Ohio.   Should Intellinetics not have attained these employment levels by the respective dates, then the interest rates on the Authority Loans shall increase to 10% per annum. The Authority Loans are subject to an intercreditor agreement involving the Bank Loan, which provides for cross notifications between the lenders in an event of a default. We have had past instances of non-compliance with certain of the loan covenants.   We are currently in compliance with the loan covenants.   There can be no assurance that we will not become non-compliant with one or more of these covenants in the future.

On August 7, 2012, the Company issued a $400,000 Promissory Note to a lender. The principal sum due to the lender was prorated based on the consideration actually funded by the lender, plus an approximate 10 % Original Issue Discount (“OID”) that was prorated based on the consideration actually funded by the lender as well as any other interest or fees, such that the Company was only required to repay the amount funded. The initial proceeds received on August 8, 2012 were $100,000, and the Company did not receive any further proceeds from the lender. On January 30, 2013, the Company paid off, in full, all principal plus fees in the total amount of $154,292. The termination of the option to exercise a beneficial conversion feature resulted in a derivative gain of $15,470 on January 30, 2013. The Company does not have any on-going relationship with the lender.

On November 12, 2013, the Company issued two convertible promissory notes in an aggregate amount of $160,000 to two accredited investors who are associated with each other. The Company received proceeds in the amount of $160,000. The notes provide for maturity on July 31, 2014 and provide for 10%interest until maturity. The note holders have a right, at their sole discretion, to convert the notes into equity under certain circumstances at $0.10 per share. If the notes are not paid off by the Company, with the consent of the investors, by the maturity date or converted in to equity at the election of the investors prior to the maturity date, the note will accrue interest in the amount of 15 % from the maturity date until the note is paid in full. Under the terms of the notes, the Company agreed to seek shareholder approval to increase the number of authorized shares by at least 10,000,000 shares on or before July 30, 2014. The Company used the proceeds for working capital and for general corporate purposes.

On December 27, 2013, the Company issued two convertible promissory notes in an aggregate amount of $160,000 to two accredited investors who are associated with each other. The Company received proceeds in the amount of $160,000. The notes provide for maturity on July 31, 2014 and provide for 10% interest until maturity. The note holders have a right, at their sole discretion, to convert the notes into equity under certain circumstances at $0.08 per share. If the notes are not paid off by the Company, with the consent of the investors, by the maturity date or converted in to equity at the election of the investors prior to the maturity date, the note will accrue interest in the amount of 15 % from the maturity date until the note is paid in full. Under the terms of the notes, the Company agreed to seek shareholder approval to increase the number of authorized shares by at least 10,000,000 shares on or before July 30, 2014. The Company used the proceeds for working capital and for general corporate purposes.

On February 4, 2014, the Company issued two convertible promissory notes in a maximum aggregate principal amount of $ 350,000 to two accredited investors who are associated with each other. By March 31, 2014, the Company received a portion of the proceeds from the issuance of the notes in the amount of $ 240,000, and the Company received the remaining $110,000 after March 31, 2014. The notes mature on September 30, 2014, and bear interest at an annual rate of interest of 10 % until maturity. Each note holder has a right, in their sole discretion, to convert the notes into shares of common stock, par value $ 0.001 per share, of the Company under certain circumstances at a conversion rate of $ 0.08 per share. If either note has not been fully repaid by the Company by the maturity date or converted into shares at the election of the note holders prior to the maturity date, then such note will accrue interest at the annual rate of 15 % from the maturity date until the date the convertible note is repaid in full. Under the terms of the convertible notes, the Company agreed to seek shareholder approval to increase the number of authorized shares of the Company by at least 20,000,000 shares on or before September 30, 2014. The Company intends to use the proceeds of the convertible notes for working capital and general corporate purposes.

The table below reflects all notes payable at March 31, 2014 and December 31, 2013, respectively, with the exception of related party notes disclosed in Note 8 - Notes Payable - Related Parties.

	March 31,	December 31,
	2014	2013
Bank Loan, due April 30, 2014	$6,354	$13,872
Authority Loan No. 1, due September 1, 2015	681,276	741,788
Authority Loan No. 2, due August 1, 2018	718,389	750,000
Note payable due July 31, 2014	160,000	160,000
Note payable due July 31, 2014	160,000	160,000
Note payable due September 30, 2014	120,000	-
Note payable due September 30, 2014	120,000	-
Total notes payable	$1,966,019	$1,825,660
Less current portion	(949,765)	(711,266)
Long-term portion of notes payable	$1,016,254	$1,114,394

Future minimum principal payments of these notes payable with the exception of the related party notes in Note 8 - Notes Payable - Related Parties, as described in this Note 7 are as follows:

For the Twelve-Month
Period Ended March 31,	Amount
2015	$949,765
2016	571,632
2017	151,899
2018	162,880
2019	129,843
Total	$1,966,019

As of March 31, 2014 and December 31, 2013, accrued interest for these notes payable with the exception of the related party notes in Note 8 - Notes Payable - Related Parties, was $160,184 and $155,199, respectively, and was reflected within accounts payable and accrued expenses on the condensed consolidated balance sheets. As of March 31, 2014 and December 31, 2013, accrued loan participation fees were $140,649 and $134,576, respectively, and reflected within accounts payable and accrued expenses on the condensed consolidated balance sheets. As of March 31, 2014 and December 31, 2013, deferred financing costs were $16,561 and $18,640, respectively, and were reflected within other assets on the condensed consolidated balance sheets.

For the three months ended March 31, 2014 and 2013, interest expense, including the amortization of deferred financing costs, accrued loan participation fees, original issue discounts, deferred interest and related fees and the embedded conversion feature was $42,139 and $56,156, respectively.

8. Notes Payable - Related Parties

On March 29, 2012, the Company issued an unsecured note payable to Ramon Shealy a then -director of the Company, who subsequently resigned from the Board of Directors on December 17, 2012, for personal reasons, in the amount of $238,000, bearing interest at a rate of 10 % for the term of the note. All principal and interest was due and payable on September 27, 2012, but was later extended to November 24, 2012. On April 16, 2012, the Company issued a note payable to Mr. Shealy, in the amount of $ 12,000, bearing interest at a rate of 10 % per quarter. All principal and interest was due on July 15, 2012, but was later extended to November 24, 2012 . On November 24, 2012 the two notes were combined into a $250,000 promissory note, under the same terms, with a maturity date of January 1, 2014 and was later extended to January 1, 2015. On March 13, 2013, the Company paid $100,000 of the principal amount of the $250,000 promissory note to Mr. Shealy. As of March 31, 2014, the $ 250,000 promissory note issued to Mr. Shealy had a principal balance of $150,000 and accrued interest of $ 32,747.

On March 2, 2009, the Company issued an unsecured promissory note payable to Ms. Chretien, in the amount of $80,000 due January 1, 2014 and bearing interest at 5% per annum, with the principal and interest to be paid at maturity. On December 27, 2013 the $80,000 promissory note was extended under the same terms, with a maturity date of January 1, 2015. During the three months ended March 31, 2014, the Company paid $5,000 in principal to Ms. Chretien related to this note. As of March 31, 2014 the note had a principal balance of $27,500 and accrued interest of $2,882.

On December 29, 2001, the Company issued an unsecured promissory note payable to A. Michael Chretien, a Founder of the Company, in the amount of $ 55,167, with any unpaid principal and interest due on January 1, 2014. During 2013, the Company paid $11,250 in accrued interest to A. Michael Chretien. On December 27, 2013, the note was extended, under the same terms, with a maturity of January 12, 2015. As of March 31, 2014, the note had a principal balance of $40,415 and accrued interest of $3,344.

Notes payable due to related parties consist of the following:

	March 31,	December 31,
	2014	2013
The $80,000 Jackie Chretien Note	$27,500	$32,500
The $55,167 A. Michael Chretien Note	40,415	40,415
The $250,000 Shealy Note	150,000	150,000
Total notes payable - related party	217,915	222,915
Less current portion	(217,915)	-
Long-term portion of notes payable-related party	$-	$222,915

Future minimum principal payments of these notes payable as described in this Note 8 are as follows:

For the Twelve Months Ended
March 31,	Amount
2015	$217,915
Total	$217,915

As of March 31, 2014 and December 31, 2013, accrued interest for these notes payable-related parties amounted to $38,971 and $34,614, respectively.

For the three months ended March 31, 2014 and 2013, interest expense in connection with notes payable – related parties was $5,865 and $5,223, respectively.

9. Deferred Compensation

Deferred compensation consists of accumulated compensation earned by the Company’s two founders and not paid as of March 31, 2014 and December 31, 2013.

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

Future minimum lease payments under this operating lease are as follows:

For the Twelve Months Ending March 31,	Amount
2014	$30,375
Total	$30,375

Rent expense charged to operations for the three months ended March 31, 2014 and 2013 amounted to $10,125 and $10,125, respectively.

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

12. Concentrations

Revenues from the Company’s services to a limited number of customers have accounted for a substantial percentage of the Company’s total revenues. For the three months ended March 31, 2014, the Company’s two largest customers, Tiburon, Inc. (“Tiburon”) a reseller, and CareWorks (“CareWorks”) a direct end user, accounted for 15% and 7%, respectively, of the Company’s revenue for that period. For the three months ended March 31, 2013, the Company’s two largest customers, Tiburon, Inc. (“Tiburon”) and Muratec America, Inc. (“Muratec”), which are both Resellers, accounted for 11% and 10%, respectively, of the Company’s revenue for that period.

For the three months ended March 31, 2014 and 2013, government contracts represented approximately 44% and 45% of the Company’s net revenues, respectively. A significant portion of the Company’s sales to Tiburon and Lexmark represent ultimate sales to government agencies.

As of March 31, 2014, accounts receivable concentrations from the Company’s four largest customers were 20%, 18%, 15% and 13% of gross accounts receivable, respectively. As of December 31, 2013, accounts receivable concentrations from the Company’s four largest customers were 24%, 21%, 17% and 12% of gross accounts receivable, respectively. Accounts receivable balances from the Company’s four largest customers at March 31, 2014 have since been partially collected.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial conditions and results of operations of the Company for the three months ended March 31, 2014, and 2013 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Form 10-Q. References in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “the Company,” “us,” “we,” “our,” and similar terms refer to GlobalWise Investments, Inc., a Nevada corporation (“GlobalWise”), and its sole operating subsidiary, Intellinetics, Inc., an Ohio corporation (“Intellinetics”), unless we state otherwise or the context indicates otherwise.

This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risk factors that are included in Part I, Item IA of our 2013 Form 10-K. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition accrued expenses, financing operations, contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carry value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this report for the three months ended March 31, 2014.

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

To date, most of our software customers install our software onto computers at their location (premises-based). In time, the Company anticipates that the provision of “cloud” application services, or software as a service, will become a more significant part of its software sales business.   We anticipate that cloud-based services will become the principal part of our software sales business and a primary source of revenues for us, because this model allows customers to avoid significant upfront costs for hardware and installation services required for a premises-based delivery.   That said, we are just beginning to see our customers migrate to such cloud-based services. Our revenues from cloud-based delivery of our software, as a percentage of total revenue for the period ended March 31, 2014 and March 31, 2013, were 13% and 9% respectively.

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

On December 31, 2013, we announced the MarketCommand™ reseller program for dealers in the print and imaging channel. The program is designed to generate additional revenues by packaging the GlobalWise cloud-based IntelliCloud™ platform as a feature of the multi-function devices (e.g., copiers, scanners, etc.) sold by dealers on the program.    MarketCommand™ is desirable for the dealers because it can increase their revenue by increasing device sales and related IntelliCloud™ activation fees while increasing recurring revenue from customers that utilize more than the initial electronic storage capacity.

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

The first two MarketCommand™ resellers were on-boarded during the period ended March 31, 2014.   Combined, the two resellers serve over 40,000 active customers with 180 sales people generating over $230,000,000 in revenue for those resellers.    These initial partners have provided an opportunity to test the program’s tools and processes for effectiveness.    Both partners have started generating new business under MarketCommand™ with strong positive feedback on program value to their business.   The phased roll-out will be completed by the end of April 2014.   Three additional resellers under our MarketCommand TM program are scheduled to complete on-boarding by the end of June 30, 2014.

Recent Developments

Revenues are generated from the licensing, subscription and maintenance of our enterprise software products and from professional services fees in connection with the implementation and integration of software applications. Our revenues, especially our license revenues, are impacted by the competitive strength of our software products, as well as general economic and industry conditions.

For our sales of software, our customer base has traditionally been made up of customers with larger projects that can take as much as nine months to two years to complete. For these projects, our policy is to not recognize revenue until the project is complete and delivered to our customer. As such, there are spikes in our revenue when these projects are completed and the associated revenue is recognized. As a result, revenues for sales of software may vary widely from quarter to quarter.

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

22

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

Due to all these factors and the other risks discussed in “Part I, Item IA of our 2013 Form 10-K”, our results of operations should not be relied upon as an indication of our future performance.   Comparisons of our operating results with prior periods is not necessarily meaningful or indicative of future performance.

Results of Operations

Overview

We reported net losses of $403,822 and $671,797 for the three months ended March 31, 2014 and 2013, respectively, representing a decrease in net loss of $267,975 or 40%. We reported gross profit of $235,755 and $175,387 for the three months ended March 31, 2014 and 2013, respectively, representing an increase in gross profit of $60,368, or 34%. We reported operating expenses of $591,573 and $801,275 for the three months ended March 31, 2014 and 2013, respectively, representing a decrease in operating expenses of $209,702. The decrease in operating expenses was principally related to the reduction in sales and marketing personnel, and the decrease in general and administrative personnel.

 Revenues

We reported total revenues of $299,183 and $354,871 for the three months ended March 31, 2014 and 2013, respectively, representing a decrease of $55,688 or 16%. The decrease in total revenues is attributable to several factors as described below.

Sale of Software

Revenues from the sale of software principally consist of sales of additional or upgraded software licenses and applications to existing customers and sales of software to our resellers. These software revenues were $8,000 and $8,660, for the three months ended March 31, 2014 and 2013, respectively, representing a decrease of $660, or 8%. The decrease was due to concentrating our efforts to develop and expand our channel partner reseller organization in MarketCommand™ program.

Sale of Software as a Service

For those customers that wish to avoid the upfront costs of typical premises-based software installations, we provide access to our software as a service, accessible through the internet. Our customers typically enter into our software as a service agreement for periods in excess of one year. Under these agreements, we generally provide access to the applicable software, data storage and related customer assistance and support. Our software as a service revenues were $39,442 and $34,790, for the three months ended March 31, 2014 and 2013, respectively, representing an increase of $4,652, or 13%. The increase in revenue year-over-year was primarily the result of new customers and relationships with channel partners.

Sale of Software Maintenance Services

Software maintenance services revenues consist of fees for post contract customer support services provided to license holders. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. A substantial portion of these revenues were generated from customers to whom we sold software in prior years who have continued to renew their maintenance agreements. The support and maintenance agreements typically have a term of 12 months. Our software maintenance support revenue was $210,522 and $223,464, for the three months ended March 31, 2014 and 2013, respectively, representing a decrease of $12,942, or 6%. The decrease in revenue was primarily the result of previous accounts for which maintenance agreements have been cancelled.

Sale of Professional Services

Professional services revenues consist of revenues from consulting, discovery, training, and advisory services to assist customers with document management needs. These revenues include those arrangements where we do not sell software license as an element of the overall arrangement. Professional services revenues were $29,424 and $72,772 for the three months ended March 31, 2014 and 2013, respectively, a decrease of $43,348, or 60%. The decrease in revenue primarily resulted from one large client project completed in 2013.

Sale of Third Party Services

Third party services consist of third party vendor software, hardware and/or services purchases as requested by our customers in as need in conjunction with Intellinetics core software or services.  Beginning this quarter, we separated these revenues from our other revenues, because we do not charge a mark-up on the procurement of these third-party products and services for our customers.  By classifying these revenues under a separate revenue category, we are attempting to reduce the extent to which fluctuations in this revenue category impact the other categories of revenue.

Cost of Revenues

The cost of revenues during the three months ended March 31, 2014 and 2013 were $63,428 and $179,484, respectively, representing a decrease of $116,056, or 65%. The decrease in cost of revenue for the period ended March 31, 2014 is primarily due to the mix in revenues and lower total revenues.

Gross Margins

Overall gross margin for the three months ended March 31, 2014 and 2013 were 79% and 49%, respectively, representing an increase of 30%. The increase in gross margin year-over-year is primarily as result of the mix in revenues, primarily professional services.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $468,469 during the three months ended March 31, 2014 as compared to $568,148 during the three months ended March 31, 2013, representing a decrease of $99,679, or 18%. The decrease was primarily due to the decrease in administrative personnel in 2014.

Sales and Marketing Expenses

Sales and marketing expenses decreased to $116,174 during the three months ended March 31, 2014 as compared to $227,783 during the three months ended March 31, 2013, representing a decrease of $111,609 or 49%. The decrease was primarily related to our increased emphasis on utilizing our channel partners in selling activities, which decreased our sales and marketing team and decreased our travel expenses.

Depreciation and Amortization

Depreciation and amortization was $6,930 for the three months ended March 31, 2014, as compared to $5,344 for the three months ended March 31, 2013, representing an increase of $1,586 or approximately 30%. The increase was the result of certain assets acquired having a shorter life span.

Interest Expense, Net

Interest expense, net, was $48,004 during the three months ended March 31, 2014 as compared to $61,379 during the three months ended March 31, 2013, representing a decrease of $13,375 or 22%. The decrease resulted primarily from a decrease in the average debt balance outstanding during the three months ended March 31, 2014.

Liquidity and Capital Resources

We have financed our operations primarily through a combination of cash on hand, cash generated from operations, borrowings from third parties and related parties, and proceeds from private sales of equity.   As of March 31, 2014, our major liquidity indicators are:

•	Cash $ 19,332,
•	Working Capital Deficiency $ (2,222,659),
•	Through March 31, 2014 we have incurred cumulative net losses since inception of $8,212,192.

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

As of March 31, 2014, we expected that through the next 12 months, the capital requirements to fund our growth and to cover the operating costs of a public company will consume substantially all of the cash flows that we intend to generate from our operations, as well as from the proceeds of intended issuances of debt and equity securities. We further believe that during this period, while we are focusing on the growth and expansion of our business, the gross profit that we expect to generate from operations will not generate sufficient funds to cover these anticipated operating costs. Accordingly, we require external funding to sustain operations and to follow through on the execution of our business plan. However, there can be no assurance that our plans as discussed above will materialize and/or that we will be successful in funding estimated cash shortfalls through additional debt or equity capital and through the cash generated by our operations. Given these conditions, our ability to continue as a going concern is contingent upon us being able to secure an adequate amount of debt or equity capital to enable us to meet our cash requirements. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrants into established markets, the competitive environment in which we operate and the current capital raising environment. These factors, among others, raise substantial doubt that we will be able to continue as a going concern.

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

During the three months ended March 31, 2014, we raised $240,000 in net new funds through the issuance of contingently convertible notes. The proceeds from these notes were used to fund our working capital needs and debt repayment.

The Company expects that through the next 9 to 12 months the capital requirements to fund the Company’s growth and to cover the operating costs as a public company will consume substantially all the cash flows that it intends to generate from its operations, as well as the funds raised in the private placement discussed elsewhere in the Form 10-Q, in addition to the proceeds of any issuances of debt and equity securities, if consummated. The Company further believes that during this period, while the Company is focusing on the growth and expansion of its business, the gross profit that it expects to generate from operations will not generate sufficient funds to cover these anticipated operating costs. Our cash generated by operations is insufficient by approximately $120,000 per month.   Assuming over the next 9 to 12 months we do not increase our cash flow generated from operations, we will need an additional $1,440,000 to $1,800,000 to fund planned operations.   There is no assurance that the Company’s plans as discussed above will materialize and/or that the Company will have sufficient funds to fund the Company’s operations.   Given these conditions, the Company ability to continue as a going concern is contingent upon successfully managing its cash requirements.

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

Summary of Current Outstanding Indebtedness

The Company’s outstanding indebtedness at March 31, 2014 is as follows:

• Promissory note held by Jackie Chretien, dated March 2, 2009, with an original principal balance of $80,000, current principal balance of $27,500, and accrued interest of $2,882.

• Promissory note held by A. Michael Chretien, dated December 29, 2001, with an original principal balance of $55,167, current principal balance of $40,415, and accrued interest of $3,344.

• Promissory note held by Ramon Shealy, dated November 24, 2012, with an original principal balance of $250,000, current principal balance of $150,000, and accrued interest of $32,745.

• Promissory note held by Ohio State Development Authority, dated July 17, 2009, with an original principal balance of $1,012,500, and current principal balance of $681,276.

• Promissory note held by Ohio State Development Authority, dated July 3, 2011,with an original principal balance of $$750,000 and current principal balance of $718,389.

• A Bank Loan with a principal balance of $6,354.

• Convertible notes held by two accredited investors, dated November 12, 2012, with an aggregate original principal balance of $160,000, current principal balance of $160,000, and accrued interest of $6,094.

• Convertible notes held by two accredited investors, dated December 27, 2012, with an aggregate original principal balance of $160,000, current principal balance of $160,000 and accrued interest of $4,120.

• Convertible notes held by two accredited investors, dated February 4, 2014, with an aggregate original principal balance of $350,000, current principal balance of $240,000 and accrued interest of $2,620

There were no material commitments for capital expenditures at March 31, 2014.

Cash Flows

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2014 and 2013 was $374,503 and $1,171,211, respectively. During the three months ended March 31, 2014, the net cash used in operating activities was primarily attributable to the net loss adjusted for non- cash expenses of $9,009 and an increase in net operating liabilities of $20,310.  During the three months ended March 31, 2013, the net cash used in operating activities was $1,171,211, primarily attributable to the net loss adjusted for non-cash expenses of $2,121 and a decrease in net operating liabilities of $501,535.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2014 and 2013 amounted to $2,084 and $3,608, respectively, and was related to the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2014 amounted to $135,359. The net cash provided by financing activities resulted from new borrowings.  New borrowings of $240,000 were partially offset by $104,641 of notes payable repayments, of which $5,000 was repaid to related parties.

Net cash provided by financing activities for the three months ended March 31, 2013 amounted to $2,492,135.  The net cash provided by financing activities resulted from the sale of common stock resulting in $2,731,021 cash in 2013, offset by $238,886 of notes payable repayments, of which $114,000 was repaid to related parties.

Critical Accounting Policies and Estimates

There have been no significant changes during the three months ended March 31, 2014 to the items that we disclosed as our critical accounting policies and use of estimates in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Form 10-K.

Liquidity, Going Concern and Management’s Plans

We have incurred substantial recurring losses since our inception. The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. During the years 2012, 2013 and the three months ended March 31, 2014, we raised a total of $4,644,077 through issuance of debt and equity securities.   We are also in the process of exploring strategies to increase our existing revenues. We believe we will be successful in these efforts; however, there can be no assurance we will be successful in raising additional debt or equity financing or finding any other financing source to fund our operations on terms agreeable to us. These matters raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

On February 4, 2014, the Company issued two convertible promissory notes in a maximum aggregate principal amount of $350,000 to two accredited investors who are associated with each other. The Company received a portion of the proceeds from the issuance of the notes in the amount of $240,000. The notes mature on September 30, 2014 and bear interest at an annual rate of interest of 10 percent until maturity. For more information, see Note 7 to the unaudited consolidated financial statements. Subsequent to March 31, 2014, the Company received an additional $110,000 of proceeds relating to these notes.

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

On an ongoing basis, we evaluate our estimates and judgments. Areas in which we exercise significant judgment include, but are not necessarily limited to, our valuation of accounts receivable and income taxes.

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

A description of significant accounting policies that require us to make significant estimates and assumptions in the preparation of our consolidated financial statements is the allowance for doubtful accounts and valuation allowance for deferred tax assets.

We establish allowances for doubtful accounts based on certain percentages of accounts sixty days or  more past due and when available information causes us to believe that credit loss is probable. Due to historical losses, a full valuation allowance is recognized on deferred tax assets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)), as of March 31, 2014. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A.  Risk Factors.

Our business and operating results are subject to many risks, uncertainties and other factors. If any of these risks were to occur, our business, affairs, assets, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. These risks, uncertainties and other factors include the information discussed elsewhere in this report as well as the risk factors set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which have not materially changed as of the date of this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no securities sold by the registrant during the period covered by this Quarterly Report on Form 10-Q that have not previously been included on a Form 8-K.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
101. INS XBRL Instance Document.
101. SCH XBRL Taxonomy Schema.
101. CAL XBRL Taxonomy Extension Calculation Linkbase.
101. DEF XBRL Taxonomy Extension Definition Linkbase.
101. LAB XBRL Taxonomy Extension Label Linkbase.
101. PRE XBRL Taxonomy Extension Presentation Linkbase.

 * filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBALWISE INVESTMENTS, INC.

Dated: May 15, 2014

By:	/s/ Matthew L. Chretien
Matthew L. Chretien
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2014

By:	/s/ Kendall D. Gill
Kendall D. Gill
Chief Financial Officer

