Form 10-Q
period 2014-06-30
GLOBALWISE INVESTMENTS INC
filed 2014-08-14
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

As of August 14, 2014, there were 47,362,047 shares of the issuer’s common stock outstanding.

Part I Financial Information

Item 1. Financial Statements

GLOBALWISE INVESTMENTS, INC. and SUBSIDIARY

Condensed Consolidated Balance Sheets

	Unaudited
	June 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash	$381,092	$260,560
Accounts receivable, net	229,603	144,071
Prepaid expenses and other current assets	46,621	39,242

Total current assets	657,316	443,873

Property and equipment, net	43,005	53,226
Other assets	24,767	28,925

Total assets	$725,088	$526,024

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$677,673	$502,646
Deferred revenues	614,990	482,428
Deferred compensation	215,012	-
Notes payable - current	846,000	711,266
Notes payable - related party - current	215,415	-
Total current liabilities	2,569,090	1,696,340

Long-term liabilities:
Deferred compensation	-	215,012
Notes payable - net of current portion	1,611,435	1,114,394
Notes payable - related party	40,000	222,915
Deferred interest expense	78,869	83,942
Other long-term liabilities - related parties	43,423	34,614

Total long-term liabilities	1,773,727	1,670,877

Total liabilities	4,342,817	3,367,217

Stockholders' deficit:
Common stock, $0.001 par value, 50,000,000 shares authorized; 47,362,047 shares issued and outstanding at June 30, 2014 and December 31, 2013	54,363	54,363
Additional paid-in capital	4,912,814	4,912,814
Accumulated deficit	(8,584,906)	(7,808,370)
Total stockholders' deficit	(3,617,729)	(2,841,193)
Total liabilities and stockholders' deficit	$725,088	$526,024

See Notes to these condensed consolidated financial statements

GLOBALWISE INVESTMENTS, INC. and SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
		(As Restated)		(As Restated)
Revenues:
Sale of software	$4,496	$160,352	$12,496	$169,012
Software as a service	41,028	34,320	80,470	69,111
Software maintenance services	212,000	213,542	422,522	437,006
Professional services	47,350	45,771	76,774	118,543
Third Party services	21,478	17,189	33,273	32,374

Total revenues	326,352	471,174	625,535	826,046

Cost of revenues:
Sale of software	1,260	123,748	7,704	245,054
Software as a service	6,941	6,893	13,870	13,803
Software maintenance services	31,076	32,374	62,823	60,324
Professional services	10,627	4,685	20,338	6,003
Third Party services	18,631	14,663	27,228	36,665

Total cost of revenues	68,535	182,363	131,963	361,849

Gross profit	257,817	288,811	493,572	464,197

Operating expenses:
General and administrative	443,077	507,469	911,547	1,075,617
Sales and marketing	125,052	252,240	241,225	480,022
Depreciation	6,810	6,772	13,740	12,116

Total operating expenses	574,939	766,481	1,166,512	1,567,755

Loss from operations	(317,122)	(477,670)	(672,940)	(1,103,558)

Other income (expense)
Derivative gain	-	-	-	15,470
Interest expense, net	(55,592)	(41,227)	(103,596)	(102,606)

Total other income (expense)	(55,592)	(41,227)	(103,596)	(87,136)

Net loss	$(372,714)	$(518,897)	$(776,536)	$(1,190,694)

Basic and diluted net loss per share:	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	47,362,047	47,362,047	47,362,047	43,182,708

See Notes to these condensed consolidated financial statements

GLOBALWISE INVESTMENTS, INC. and SUBSIDIARY

Condensed Consolidated Statement of Stockholders' Deficit

For the Six Months Ended June 30, 2014

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2013	47,362,047	$54,363	$4,912,814	$(7,808,370)	$(2,841,193)

Net loss	-	-	-	(776,536)	(776,536)

Balance, June 30, 2014	47,362,047	$54,363	$4,912,814	$(8,584,906)	$(3,617,729)

See Notes to these condensed consolidated financial statements

GLOBALWISE INVESTMENTS, INC. and SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
		(As Restated)
Cash flows from operating activities:
Net loss	$(776,536)	$(1,190,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,740	12,116
Bad debt expense	1,039	14,757
Amortization of deferred financing costs	4,158	4,158
Amortization of beneficial conversion option	-	2,387
Amortization of original issue discount	-	1,206
Gain on derivative	-	(15,470)
Changes in operating assets and liabilities:
Accounts receivable	(86,571)	(317,230)
Prepaid expenses and other current assets	(7,379)	(30,766)
Accounts payable and accrued expenses	175,027	(380,608)
Other long-term liabilities - related parties	8,809	(30,657)
Deferred interest expense	(5,073)	21,251
Deferred revenues	132,562	124,929
Deferred compensation	-	(90,805)
Total adjustments	236,312	(684,732)
Net cash used in operating activities	(540,224)	(1,875,426)

Cash flows from investing activities:
Purchases of property and equipment	(3,519)	(16,555)
Net cash used in investing activities	(3,519)	(16,555)

Cash flows from financing activities:
Proceeds from notes payable	$800,000	$-
Proceeds from notes payable - related parties	40,000	-
Repayment of notes payable	(168,225)	(186,122)
Repayment of notes payable - related parties	(7,500)	(131,500)
Sale of Common Stock	-	2,731,021
Net cash provided by financing activities	664,275	2,413,399

Net increase (decrease) in cash	120,532	521,418
Cash - beginning of period	260,560	46,236
Cash - end of period	$381,092	$567,654

Supplemental disclosure of cash flow information:
Cash paid during the period for interest and taxes	$50,516	$101,165

Supplemental disclosure of non-cash financing activities:
Accounts payable and accrued interest converted to equity	$-	$286,370
Notes payable converted to equity	-	469,500
Notes payable - related party converted to equity	-	95,000
Total non-cash financing activities	$-	$850,870

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

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8.03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation of the consolidated financial position of the Company as of June 30, 2014 and the consolidated results of its operations and cash flows for the three and six months ended June 30, 2014 and June 30, 2013, have been included. The Company has evaluated subsequent events through the issuance of this Form 10-Q. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other interim or future period. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2013 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2014.

The Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 includes the impact of the restatement on the applicable unaudited financial information for the three and six months ended June 30, 2013. In addition, our September 30, 2014 Quarterly Report on Form 10-Q 2014 will also include the impacts of the restatement on applicable 2013 comparable prior quarters. The restatement relates to the overstatement of revenue on one customer contract during the three months ended June 30, 2013 which was identified by the Company and corrected in the fourth quarter of 2013 and had no impact on the statement of operations and cash flows for the year ended December 31, 2013.

The effect of the restatement on previously issued quarterly financial information as of and for the three and six months ended June 30, 2013 is set forth as follows:

Condensed Consolidated Statements of Operations (unaudited)

	For the Three Months Ended June 30,2013			For the Six Months Ended June 30,2013
	As Previously Reported	Restatement Adjustments	As Restated in this Quarterly Report on Form 10-Q	As Previously Reported	Restatement Adjustments	As Restated in this Quarterly Report on Form 10-Q
Revenues:
Sale of software	$250,352	$(90,000)	$160,352	$259,012	$(90,000)	$169,012
Professional services	65,761	(19,990)	45,771	138,533	(19,990)	118,543
Total revenues	581,164	(109,990)	471,174	936,036	(109,990)	826,046
Gross profit	398,801	(109,990)	288,811	574,187	(109,990)	464,197
Loss from operations	(367,680)	(109,990)	(477,670)	(993,568)	(109,990)	(1,103,558)
Net loss	$(408,907)	$(109,990)	$(518,897)	$(1,080,704)	$(109,990)	$(1,190,694)

Basic and diluted net loss per share:	$(0.01)		$(0.01)	$(0.03)		$(0.03)

Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Six Months Ended June 30,2013
	As Previously Reported	Restatement Adjustments	As Restated in this Quarterly Report on Form 10-Q

Cash flows from operating activities:
Net loss	$(1,080,704)	$(109,990)	$(1,190,694)
Adjustments to reconcile net loss to net cash
Changes in operating assets and liabilities:
Accounts receivable	(427,220)	109,990	(317,230)
Total adjustments	(794,722)	109,990	(684,732)
Net cash used in operating activities	$(1,875,426)	$-	$(1,875,426)

Previously filed Quarterly Reports on Form 10-Q for quarterly periods ended prior to December 31, 2013 have not been and will not be amended.

3. Liquidity and Management's Plans

Through June 30, 2014, the Company has incurred an accumulated deficit since inception of $8,584,906. At June 30, 2014, the Company had a cash balance of $381,092.

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

The Company expects that through the next 12 months, the capital requirements to fund the Company’s growth and to cover the operating costs as a public company will consume substantially all of the cash flows that it intends to generate from its operations, as well as the funds raised in the private placement discussed elsewhere in this Form 10-Q, in addition to proceeds of any issuances of debt and equity securities, if consummated. The Company further believes that during this period, while the Company is focusing on the growth and expansion of its business, the gross profit that it expects to generate from operations will not generate sufficient funds to cover these anticipated operating costs. Our cash requirements are insufficient by approximately $180,000 per month. Accordingly, the Company used the proceeds from the private placement to sustain operations and to follow through on the execution of its business plan. Assuming over the next 12 months, we do not increase our cash flow generated from operations, we will need an additional $2,160,000 to $2,560,000 to fund planned operations. There is no assurance that the Company’s plans as discussed above will materialize and/or that the Company will have sufficient funds to fund the Company’s operations. Given these conditions, the Company’s ability to continue as a going concern is contingent upon successfully managing its cash requirements. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrants into established markets, the competitive environment in which the Company operates and its cash requirements. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the six months ended June 30, 2014, the Company raised $840,000 in net new funds through the issuance of convertible promissory notes to accredited investors and related parties. On July 7, 2014 the Company received an additional $10,000 from an additional accredited investor. The proceeds from these notes were used to fund the Company’s working capital needs and repayment of other debt.

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

In connection with the consummation of the Share Exchange, (i) the stockholders of Intellinetics surrendered all of the issued and outstanding shares of Intellinetics capital stock and received, in exchange for such shares, an aggregate of 28,034,850 shares of common stock of Globalwise on a 4,650-for-1 basis which represented approximately 86 % of the Company’s total shares outstanding immediately following the closing of the transaction; and (ii) Intellinetics paid $ 220,000 in advance of the closing and $85,000 upon the closing of the Share Exchange to the stockholders of Globalwise to provide both a reimbursement of professional fees incurred by Globalwise and for the split-off of the net liabilities of Globalwise at closing.

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

The number of customers that comprise the Company’s customer base, along with the different industries, governmental entities and geographic regions, in which the Company’s customers operate, limits concentrations of credit risk with respect to accounts receivable. The Company does not generally require collateral or other security to support customer receivables; however, the Company may require its customers to provide retainers, up-front deposits or irrevocable letters-of-credit when considered necessary to mitigate credit risk. The Company has established an allowance for doubtful accounts based upon facts surrounding the credit risk of specific customers and past collections history. Credit losses have been within management’s expectations. At June 30, 2014 and December 31, 2013, the Company allowance for doubtful accounts was $28,674 and $27,635, respectively.

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

Both employee and non-employee grants of stock are fully vested at their respective date of grants. For the three months and six months ended June 30, 2014 and 2013, there was no share-based compensation.

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

e) Sales of third party services

Sales of third party services consist principally of third party software and/or equipment as a pass through of software and equipment purchased from third parties at the request of customers.

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

Advertising

The Company expenses the cost of advertising as incurred. Advertising expense for the three months and six months ended June 30, 2014 and 2013 amounted to approximately $1,541 and $3,430 and $6,698 and $10,072, respectively.

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

6. Property and Equipment

Property and equipment are comprised of the following:

	June 30,	December 31,
	2014	2013
Computer hardware and purchased software	$305,427	$301,908
Leasehold improvements	221,666	221,666
Furniture and fixtures	88,322	88,322
	615,415	611,896
Less: accumulated depreciation and amortization	(572,410)	(558,670)
Property and equipment, net	$43,005	$53,226

Total depreciation expense on the Company’s property and equipment for the three months and six months ended June 30, 2014 and 2013 amounted to $6,810 and $13,740, and $6,772 and $12,116, respectively.

7. Notes Payable

On March 24, 2004, the Company issued a note payable to a bank for $201,024 , bearing a current interest rate of 6.25 % per annum (the “Bank Loan”). Monthly principal and interest payments were $3,826. The final payment was paid on April 30, 2014. The Company does not have any on-going relationship with the lender.

On July 17, 2009, the Company issued a note payable to the Ohio State Development Authority in the amount of $1,012,500, bearing interest at a rate of 6.00 % per annum (“Authority Loan No. 1”). Pursuant to the terms of the loan, the Company was required to pay only interest through September 30, 2010 and then monthly principal and interest payments of $ 23,779 each through September 1, 2015 . The note is secured by a senior secured interest on all business assets financed with loan proceeds, as well as a second secured interest in all business assets. Upon maturity, by acceleration or otherwise, the Company shall pay a loan participation fee of $101,250 , which is accounted for as a loan premium, accreted monthly, utilizing the interest method, over the term of the loan. In June, 2014, Intellinetics and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule relating to Authority Loan No.1, deferring a portion of the principal and interest payment until June 1, 2015. As of June 30, 2014, the principal amount outstanding under Authority Loan No. 1 was $640,429.

On June 3, 2011, the Company issued a note payable to the Ohio State Development Authority in the amount of $750,000 , bearing interest at a rate of 1 % per annum for the first 12 months, then interest at rate of 7 % per annum for the second 12 months (“Authority Loan No. 2”). The Company was not obligated to remit payments of principal until September 1, 2013. The monthly principal and interest payments, beginning on the third anniversary of the loan origination, are $ 14,850 and are payable on a monthly basis through July 13, 2017. The note is secured by a senior secured interest on all business assets financed with loan proceeds, as well as a second secured interest in all business assets. Upon maturity, by acceleration or otherwise, the Company shall pay a loan participation fee of $ 75,000 , which is accounted for as a loan premium, accreted monthly utilizing the interest method, over the term of the loan. The interest rate of 1% during the first 12 months of this loan was considered to be below market for that period. The Company further determined that over the life of the loan, the effective interest rate was 5.6 % per annum. Accordingly, during the first 12 months of the loan, the Company recorded interest expense at the 5.6 % rate per annum. The difference between the interest expense accrual at 5.6% and the stated rate of 1% over the first 12 months is credited to deferred interest. The deferred interest amount that is accumulated over the first 12 months of the loan term will be amortized as a reduction to interest expense over the remaining term of the loan. At June 30, 2014 and December 31, 2013 deferred interest of $78,869 and $ 83,942 , respectively, was reflected within long-term liabilities on the accompanying condensed consolidated balance sheets. In June, 2014, Intellinetics and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule, deferring a portion of the principal and interest payment until June 1, 2015. As of June 30, 2014, the principal amount outstanding under Authority Loan No. 2 was $697,006.

The Authority Loans were granted to the Company in connection with the State of Ohio’s economic development programs. The proceeds from these loans were used by the Company to support its efforts in developing software solutions for its customers.

These Authority Loans are subject to certain covenants and reporting requirements. The material covenants include:

●	Providing quarterly financial information and management certifications;
●	Maintaining our principal office in the state of Ohio;
●	Maintaining insurance for risk of loss, public liability, and worker’s compensation;
●	Delivering notice in the event of default, any pending or threatened action that would materially impair the company;
●	Permitting the inspection of books, records, and premises;
●	Not selling or disposing of substantially all of our assets or equity or merging or consolidating with another entity without consent; and
●	Not pledging or encumbering our assets.

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

On August 7, 2012, the Company issued a $400,000 Promissory Note to a lender. The principal sum due to the lender was prorated based on the consideration actually funded by the lender, plus an approximate 10 % Original Issue Discount (“OID”) that was prorated based on the consideration actually funded by the lender as well as any other interest or fees, such that the Company was only required to repay the amount funded. The initial proceeds received on August 8, 2012 were $ 100,000, and the Company did not receive any further proceeds from the lender. On January 30, 2013, the Company paid off, in full, all principal plus fees in the total amount of $ 154,292. The termination of the option to exercise a beneficial conversion feature resulted in a derivative gain of $15,470 on January 30, 2013. The Company does not have any on-going relationship with the lender.

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

Between May 12, 2014 and June 30, 2014, the Company issued convertible promissory notes in an aggregate amount of $450,000 (the “Notes in an Aggregate Amount of $450,000) to accredited investors who are associated with each other (the accredited investors collectively referred to as the (“$450,000 Investors”). The Convertible Notes mature on December 31, 2015 (the “Maturity Date”) and bear interest at an annual rate of interest of 10 percent until maturity, with interest payable quarterly. The Note Investors have a right, in their sole discretion, to convert the Convertible Notes into shares of Common Stock, par value $0.001 per share, of the Company under certain circumstances at a conversion rate of $0.08 per Share. If the Convertible Notes have not been fully repaid by the Company by the Maturity Date or converted into shares at the election of the Convertible Note Investors prior to the Maturity Date, then such Convertible Notes will accrue interest at the annual rate of 12% from the Maturity Date until the date the Convertible Notes are repaid in full. Any interest not paid quarterly will also accrue interest at the annual rate of 12%. Under the terms of the Convertible Notes, the Company agreed to seek shareholder approval to increase the number of authorized shares of the Company by at least 25,000,000 shares on or before September 30, 2014. The Company intends to use the proceeds of the Convertible Note for working capital, general corporate purposes, and debt repayment. On July 10, 2014 the Company issued a convertible promissory in the amount of $10,000 to an accredited investor under the same terms as the $450,000 Investors.

See Note 12, Subsequent Events.

The table below reflects all notes payable at June 30, 2014 and December 31, 2013, respectively, with the exception of related party notes disclosed in Note 8 - Notes Payable - Related Parties.

	June 30,	December 31,
	2014	2013
Bank Loan, due April 30, 2014	$-	$13,872
Authority Loan No. 1, due September 1, 2015	640,429	741,788
Authority Loan No. 2, due August 1, 2018	697,006	750,000
Note payable due July 31, 2014	160,000	160,000
Note payable due July 31, 2014	160,000	160,000
Note payable due September 30, 2014	175,000	-
Note payable due September 30, 2014	175,000	-
Note payable due December 31, 2015	450,000	-
Total notes payable	$2,457,435	$1,825,660
Less current portion	(846,000)	(711,266)
Long-term portion of notes payable	$1,611,435	$1,114,394

Future minimum principal payments of these notes payable with the exception of the related party notes in Note 8 - Notes Payable - Related Parties, as described in this Note 7 are as follows:

For the Twelve-Month Period Ended June 30,	Amount
2015	$846,000
2016	1,138,929
2017	149,884
2018	160,718
2019	161,904
Total	$2,457,435

As of June 30, 2014 and December 31, 2013, accrued interest for these notes payable with the exception of the related party notes in Note 8 - Notes Payable - Related Parties, was $178,828 and $155,199, respectively, and was reflected within accounts payable and accrued expenses on the condensed consolidated balance sheets. As of June 30, 2014 and December 31, 2013, accrued loan participation fees were $146,084 and $134,576, respectively, and reflected within accounts payable and accrued expenses on the condensed consolidated balance sheets. As of June 30, 2014 and December 31, 2013, deferred financing costs were $14,482 and $18,640, respectively, and were reflected within other assets on the condensed consolidated balance sheets.

For the three months and six months ended June 30, 2014 and 2013, interest expense, including the amortization of deferred financing costs, accrued loan participation fees, original issue discounts, deferred interest and related fees and the embedded conversion feature was $50,713 and $94,787, and $36,549 and $100,869, respectively.

8. Notes Payable - Related Parties

On March 29, 2012, the Company issued an unsecured note payable to Ramon Shealy a then -director of the Company, who subsequently resigned from the Board of Directors on December 17, 2012, for personal reasons, in the amount of $ 238,000, bearing interest at a rate of 10 % for the term of the note. All principal and interest was due and payable on September 27, 2012, but was later extended to November 24, 2012. On April 16, 2012, the Company issued a note payable to Mr. Shealy, in the amount of $ 12,000, bearing interest at a rate of 10 % per quarter. All principal and interest was due on July 15, 2012, but was later extended to November 24, 2012 . On November 24, 2012 the two notes were combined into a $250,000 promissory note, under the same terms, with a maturity date of January 1, 2014 and was later extended to January 1, 2015. On March 13, 2013, the Company paid $ 100,000 of the principal amount of the $250,000 promissory note to Mr. Shealy. As of June 30, 2014, the $ 250,000 promissory note issued to Mr. Shealy had a principal balance of $ 150,000 and accrued interest of $ 36,289.

On March 2, 2009, the Company issued an unsecured promissory note payable to Ms. Chretien, in the amount of $ 80,000 due January 1, 2014 and bearing interest at 5% per annum, with the principal and interest to be paid at maturity. On December 27, 2013 the $80,000 promissory note was extended under the same terms, with a maturity date of January 1, 2015. During the six months ended June 30, 2014, the Company paid $7,500 in principal to Ms. Chretien related to this note. As of June 30, 2014 the note had a principal balance of $25,000 and accrued interest of $ 3,215.

On December 29, 2001, the Company issued an unsecured promissory note payable to A. Michael Chretien, a Founder of the Company, in the amount of $ 55,167, with any unpaid principal and interest due on January 1, 2014. During 2013, the Company paid $ 11,250 in accrued interest to A. Michael Chretien. On December 27, 2013, the note was extended, under the same terms, with a maturity of January 12, 2015. As of June 30, 2014, the note had a principal balance of $ 40,415 and accrued interest of $ 3,853.

On May 12, 2014, the Company issued a convertible promissory note in an aggregate amount of $30,000 (the “Note in an Aggregate Amount of $30,000”) to Robert Schroeder, a director of the Company. The Convertible Notes mature on December 31, 2015 (the “Maturity Date”) and bear interest at an annual rate of interest of 10 percent until maturity, with interest payable quarterly. Robert Schroeder has a right, in his sole discretion, to convert the Convertible Note into shares of Common Stock, par value $0.001 per share, of the Company under certain circumstances at a conversion rate of $0.08 per Share. If the Convertible Notes have not been fully repaid by the Company by the Maturity Date or converted into shares at the election of the Convertible Note Investors prior to the Maturity Date, then such Convertible Notes will accrue interest at the annual rate of 12% from the Maturity Date until the date the Convertible Notes are repaid in full. Any interest not paid quarterly will also accrue interest at the annual rate of 12%. Under the terms of the Convertible Note, the Company agreed to seek shareholder approval to increase the number of authorized shares of the Company by at least 25,000,000 shares on or before September 30, 2014. The Company intends to use the proceeds of the Convertible Note for working capital, general corporate purposes, and debt repayment. As of June 30, 2014, the note had accrued interest of $427.

On June 6, 2014, the Company issued a convertible promissory note in an aggregate amount of $10,000 (the “Note in an Aggregate Amount of $10,000”) to Matthew L. Chretien, President, CEO and a director of the Company. The Convertible Notes mature on December 31, 2015 (the “Maturity Date”) and bear interest at an annual rate of interest of 10 percent until maturity, with interest payable quarterly. Matthew L. Chretien has a right, in his sole discretion, to convert the Convertible Note into shares of Common Stock, par value $0.001 per share, of the Company under certain circumstances at a conversion rate of $0.08 per Share. If the Convertible Notes have not been fully repaid by the Company by the Maturity Date or converted into shares at the election of the Convertible Note Investors prior to the Maturity Date, then such Convertible Notes will accrue interest at the annual rate of 12% from the Maturity Date until the date the Convertible Notes are repaid in full. Any interest not paid quarterly will also accrue interest at the annual rate of 12%. Under the terms of the Convertible Note, the Company agreed to seek shareholder approval to increase the number of authorized shares of the Company by at least 25,000,000 shares on or before September 30, 2014. As of June 30, 2014, the note had accrued interest of $66.

The Company intends to use the proceeds of the Convertible Note for working capital, general corporate purposes, and debt repayment.

Notes payable due to related parties consist of the following:

	June 30,	December 31,
	2014	2013
The $80,000 Jackie Chretien Note	$25,000	$32,500
The $55,167 A. Michael Chretien Note	40,415	40,415
The $250,000 Shealy Note	150,000	150,000
The $30,000 Robert C. Schroeder Convertible Promissory Note	30,000	-

The $10,000 Matthew L. Chretien Convertible Promissory Note	10,000	-
Total notes payable - related party	$255,415	$222,915
Less current portion	(215,415)	-
Long-term portion of notes payable-related party	$40,000	$222,915

Future minimum principal payments of these notes payable as described in this Note 8 are as follows:

For the Twelve Months Ended June 30,	Amount
2015	$215,415
2016	40,000
Total	$255,415

As of June 30, 2014 and December 31, 2013, accrued interest for these notes payable-related parties amounted to $43,851 and $34,614, respectively.

For the three months and six months ended June 30, 2014 and 2013, interest expense in connection with notes payable – related parties was $4,879 and $8,809, and $4,678 and $1,737, respectively.

9. Deferred Compensation

Deferred compensation consists of accumulated compensation earned by the Company’s two founders and not paid as of June 30, 2014 and December 31, 2013.

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

Future minimum lease payments under this operating lease are as follows:

For the Twelve Months Ended	June 30,
2015	$20,250
Total	$20,250

Rent expense charged to operations for the three months and six months ended June 30, 2014 and 2013 amounted to $ 10,125 and $20,250, respectively.

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

12. Concentrations

Revenues from the Company’s services to a limited number of customers have accounted for a substantial percentage of the Company’s total revenues. For the three months ended June 30, 2014, the Company’s two largest customers, Washington State Patrol (“WSP”), a direct client, and Tiburon, a reseller, accounted for 15% and 11%, respectively, of the Company’s revenue for that period. For the three months ended June 30, 2013, the Company’s two largest customers, the Ohio Auditor of State, a direct client, and Universal Software Solutions, a reseller accounted for approximately 11% and 8%, respectively, of the Company’s revenue for that period. For the six months ended June 30, 2014, the Company’s two largest customers, Tiburon and WSP, accounted for approximately 13% and 9%, respectively, of the Company’s revenues for that period. For the six months ended June 30, 2013, the Company’s two largest customers, Tiburon and Ohio Auditor of State, accounted for approximately 9% and 7%, respectively, of the Company’s revenues for that period.

For the three months ended June 30, 2014 and 2013, government contracts represented approximately 55% and 55% of the Company’s total revenues, respectively. A significant portion of the Company’s sales to Tiburon and Lexmark represent ultimate sales to government agencies. For the six months ended June 30, 2014 and 2013 government contracts represented approximately 50% and 53%, respectively, of the Company’s net revenue.

As of June 30, 2014, accounts receivable concentrations from the Company’s four largest customers were 15%, 13%, 11% and 10% of gross accounts receivable, respectively, and as of June 30, 2013, accounts receivable concentrations from the Company’s two largest customers were 18% and 12% of gross accounts receivable, respectively.

13. Subsequent Events

The Company retained Taglich Brothers, Inc. (the “Placement Agent”) as a placement agent for the sale of the Convertible Notes, which sale concludes a private offering of debt in the amount of $500,000 (the “Offering”). Robert C. Schroeder, a director of the Company, is a Vice President with the Placement Agent. In connection with the Offering, the Company paid the Placement Agent in the form of a convertible note with a principal amount of $10,800 (with terms identical to the Convertible Notes set forth above), which represented an 8% commission of the gross proceeds. In addition, the Placement Agent earned warrants to purchase 168,750 shares of Common Stock, which represented 10% of the shares of Common Stock into which the Convertible Notes the Placement Agent sold in the Offering could be converted into at $0.08 per share (the “Placement Agent Warrants”), which have an exercise price of $0.08 per share of Common Stock, will be exercisable for a period of four years, contain customary cashless exercise and anti-dilution protection and are entitled to registration rights

On July 7, 2014, the Company issued a convertible promissory note in the amount of $10,000 (the “Note in an Aggregate Amount of $10,000”) to an accredited investor who is associated with other (the accredited investors collectively referred to as the “$450,000 Investors”). The Convertible Note matures on December 31, 2015 (the “Maturity Date”) and bear interest at an annual rate of interest of 10 percent until maturity, with interest payable quarterly. The Note Investor has a right, in his sole discretion, to convert the Convertible Notes into shares of Common Stock, par value $0.001 per share, of the Company under certain circumstances at a conversion rate of $0.08 per Share. If the Convertible Note have not been fully repaid by the Company by the Maturity Date or converted into shares at the election of the Convertible Note Investor prior to the Maturity Date, then such Convertible Note will accrue interest at the annual rate of 12% from the Maturity Date until the date the Convertible Note is repaid in full. Any interest not paid quarterly will also accrue interest at the annual rate of 12%. Under the terms of the Convertible Note, the Company agreed to seek shareholder approval to increase the number of authorized shares of the Company by at least 25,000,000 shares on or before September 30, 2014. The Company intends to use the proceeds of the Convertible Note for working capital, general corporate purposes, and debt repayment.

On July 10, 2014, the Company exchanged the November 12, 2013 Convertible Promissory Notes in the aggregate amount of $160,000, the December 27, 2013 Convertible Promissory Notes in the aggregate amount of $160,000, and the February 4, 2013 Convertible Promissory Notes in the aggregate amount of $350,000 for Convertible Promissory Notes for Convertible Promissory Notes dated July 10, 2014 in the aggregate amount of $701,067, which included accrued interest of approximately $31,067 as of July 10, 2014.The Convertible Promissory Notes matures on December 31, 2015 (the “Maturity Date”) and bear interest at an annual rate of interest of 10 percent until maturity, with interest payable quarterly. The Investor has a right, in his sole discretion, to convert the Convertible Note into shares of Common Stock, par value $0.001 per share, of the Company under certain circumstances, at a conversion rate of $0.08 per Share. If the Convertible Note have not been fully repaid by the Company by the Maturity Date or converted into shares at the election of the Convertible Note Investor prior to the Maturity Date, then such Convertible Note will accrue interest at the annual rate of 12% from the Maturity Date until the date the Convertible Note is repaid in full. Any interest not paid quarterly will also accrue interest at the annual rate of 12%. Under the terms of the Convertible Note, the Company agreed to seek shareholder approval to increase the number of authorized shares of the Company by at least 25,000,000 shares on or before May 31, 2015.

Effective August 1, 2014, the Company changed its stock symbol to INLX, to align with the name of its sole operating subsidiary, Intellinetics, Inc.

On August 6, 2014, the Company held its annual shareholder's meeting, at which the shareholders voted to approve an amendment to the Articles of Incorporation of the Company to change the Company's name to "Intellinetics, Inc." and complete a reverse stock-split in the ratio of 7-to-1, among other proposals, all of which were disclosed by a current report on 8-K filed August 7, 2014. The Amendment to effectuate the name change and reverse stock split shall be filed and made effective as soon as practicable.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial conditions and results of operations of the Company for the three and six months ended June 30, 2014, and 2013 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Form 10-Q. References in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “the Company,” “us,” “we,” “our,” and similar terms refer to GlobalWise Investments, Inc., a Nevada corporation (“GlobalWise”), and its sole operating subsidiary, Intellinetics, Inc., an Ohio corporation (“Intellinetics”), unless we state otherwise or the context indicates otherwise.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition accrued expenses, financing operations, contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carry value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this report for the three months ended June 30, 2014.

Recent Developments

Issuance of Convertible Notes

The Company retained Taglich Brothers, Inc. (the “Placement Agent”) as a placement agent for the sale of convertible notes, which sale concludes a private offering of debt in the amount of $500,000. Robert C. Schroeder, a director of the Company, is a Vice President with the Placement Agent. In connection with the offering, the Company paid the Placement Agent in the form of a convertible note with a principal amount of $10,800, dated July 8, 2014 (with terms identical to the convertible notes sold), which represented an 8% commission of the gross proceeds from notes placed by the Placement Agent. In addition, the Placement Agent earned warrants, dated July 8, 2014, to purchase 168,750 shares of Common Stock, which represented 10% of the shares of Common Stock into which the Convertible Notes the Placement Agent sold in the Offering could be converted into at $0.08 per share (the “Placement Agent Warrants”), which have an exercise price of $0.08 per share of Common Stock, will be exercisable for a period of four years, contain customary cashless exercise and anti-dilution protection and are entitled to registration rights.

Change of Stock Symbol

The Company changed its stock symbol to INLX, effective August 1, 2014, to align with the name of its sole operating subsidiary, Intellinetics, Inc.

Annual Shareholder Meeting

The Company held its annual shareholder meeting on August 6, 2014, at which the shareholders voted to approve an amendment to the Articles of Incorporation of the Company to change the Company's name to "Intellinetics, Inc" and complete a reverse stock-split in the ratio of 7-to-1, among other proposals, all of which were disclosed by a current report on 8-K filed August 7, 2014. The Amendment to effectuate the name change and reverse stock split shall be filed and made effective as soon as practicable.

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

To date, most of our software customers install our software onto computers at their location (premises-based). In time, the Company anticipates that the provision of “cloud” application services, or software as a service, will become a more significant part of its software sales business.  We anticipate that cloud-based services will become the principal part of our software sales business and a primary source of revenues for us, because this model allows customers to avoid significant upfront costs for hardware and installation services required for a premises-based delivery.  That said, we are just beginning to see our customers migrate to such cloud-based services. Our revenues from cloud-based delivery of our software, as a percentage of total revenue for the period ended June 30, 2014 and June 30, 2013, were 13% and 8% respectively.

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

The first two MarketCommand™ resellers were on-boarded during the period ended March 31, 2014. Combined, the two resellers serve over 40,000 active customers with 180 sales people generating over $230,000,000 in revenue for those resellers. These initial partners have provided an opportunity to test the program’s tools and processes for effectiveness. Both partners have started generating new business under MarketCommand™ with strong positive feedback on program value to their business. The phased roll-out was completed by the end of the April, 2014. We have five resellers under our MarketCommand™ program in the quarter ended of June 30, 2014.

In our this initial launch year of MarketCommand™, we continue to make progress in the introduction of MarketCommand™ into our markets. To date, July 2014, we have sold 24 subscriptions of MarketCommand™. The base subscription price of MarketCommand™ is $500, which we recognize as revenue ratably over 12 months. Based on the ratable recognition of MarketCommand™ over a 12 month period, we anticipate that MarketCommand™ will not have a significant impact on our total revenues in 2014.

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

General and Administrative Expenses

General and administrative expenses consist of the compensation and overhead of administrative personnel and professional services firms performing administrative functions, including management, accounting, finance and legal services, plus expenses associated with infrastructure, including information technology, telecommunications, facilities and insurance.

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

Results of Operations

Overview

We reported net losses of $372,714 and $518,897 for the three months ended June 30, 2014 and 2013, respectively, representing a decrease in net loss of $146,183 or 28%.We reported gross profit of $257,817 and $288,811 for the three months ended June 30, 2014 and 2013, respectively, representing a decrease in gross profit of $30,994, or 11%. We reported operating expenses of $630,531 and $807,708 for the three months ended June 30, 2014 and 2013, respectively, representing a decrease in operating expenses of $177,177. The decrease in operating expenses was principally related to the reduction in sales and marketing personnel, and the decrease in general and administrative personnel. We reported net losses of $776,536 and $1,190,694 for the six months ended June 30, 2014 and 2013, respectively, representing a decrease of $414,158 or 35%. We reported gross profit of $493,572 and $464,197 for the six months ended June 30, 2014 and 2013, respectively, representing an increase of $29,378, or 6%. We reported operating expenses of $1,270,108 and $1,654,891 for the six months ended June 30, 2014 and 2013, respectively, representing a decrease in operating expenses of $384,783. The decrease in operating expenses was principally related to the reduction in personnel in the sales, marketing and administrative departments.

Revenues

We reported total revenues of $326,352 and $471,174 for the three months ended June 30, 2014 and 2013, respectively, representing a decrease of $144,822 or 31%. The decrease in total revenues was primarily attributable to the decrease from the sale of software licenses. Our total revenues for the six months ended June 30, 2014 were $625,535 as compared to $826,046 for the six months ended June 30, 2013, a decrease of $200,511 or 24%, primarily attributable to the decrease from the sale software licenses.

Sale of Software

Revenues from the sale of software principally consist of sales of additional or upgraded software licenses and applications to existing customers and sales of software to our resellers. These software revenues were $4,496 and $160,352, for the three months ended June 30, 2014 and 2013, respectively, representing a decrease of $155,856, or 97%. Software revenues were $12,496 and $169,012, for the six months ended June 30, 2014 and 2013, respectively, representing a decrease of $156,516, or 93%. The decrease was due to concentrating our efforts to develop and expand our channel partner reseller organization in MarketCommand™ program.

Sale of Software as a Service

For those customers that wish to avoid the upfront costs of typical premises-based software installations, we provide access to our software as a service, accessible through the internet. Our customers typically enter into our software as a service agreement for periods in excess of one year. Under these agreements, we generally provide access to the applicable software, data storage and related customer assistance and support. Our software as a service revenues were $41,028 and $34,320, for the three months ended June 30, 2014 and 2013, respectively, representing an increase of $6,708, or 20%. Our software as a service revenues were $80,470 and $69,111, for the six months ended June 30, 2014, respectively, representing an increase of $11,359, or 16%. The increase in revenue year-over-year was primarily the result of new customers and relationships with channel partners.

Sale of Software Maintenance Services

Software maintenance services revenues consist of fees for post contract customer support services provided to license holders. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. A substantial portion of these revenues were generated from customers to whom we sold software in prior years who have continued to renew their maintenance agreements. The support and maintenance agreements typically have a term of 12 months. Our software maintenance support revenue was $212,000 and $213,542, for the three months ended June 30, 2014 and 2013, respectively, representing a decrease of $1,542, or 1%. Our software support revenue was $422,522 and $437,006, a decrease of $14,484, or 3%. The decrease in revenue was primarily the result of previous accounts for which maintenance agreements have been cancelled.

Sale of Professional Services

Professional services revenues consist of revenues from consulting, discovery, training, and advisory services to assist customers with document management needs. These revenues include those arrangements where we do not sell software license as an element of the overall arrangement. Professional services revenues were $47,350 and $45,771 for the three months ended June 30, 2014 and 2013, respectively, an increase of $1,579, or 3%. For the six months ended June 30, 2014 and 2013, professional services revenues were $76,774 and $118,543, respectively, a decrease of $41,769 or 35%. The decrease was primarily resulted from one large client project completed in 2013.

Sale of Third Party Services

Third party services consist of third party vendor software, hardware and/or services purchases as requested by our customers in as need in conjunction with Intellinetics core software or services. Beginning in the first quarter, we separated these revenues from our other revenues, because we do not charge a mark-up on the procurement of these third-party products and services for our customers.   By classifying these revenues under a separate revenue category, we are attempting to reduce the extent to which fluctuations in this revenue category impact the other categories of revenue.

Cost of Revenues

The cost of revenues during the three months ended June 30, 2014 and 2013 were $68,535 and $182,363, respectively, representing a decrease of $113,828, or 62%. The decrease in cost of revenue for the period ended June 30, 2014 is primarily due to the mix in revenues and lower total revenues. The cost of revenues during the six months ended June 30, 2014 and 2013 were $131,963 and $361,849, respectively, representing a decrease of $229,886 or 64%.

Gross Margins

Overall gross margin for the three months ended June 30, 2014 and 2013 were 79% and 61%, respectively, representing an increase of 18%. For the six months ended June 30, 2014 and 2013 gross margins were 79% and 56%, respectively, representing an increase of 23%.  The increase in gross margin year-over-year is primarily as result of the mix in revenues, primarily professional services.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $443,077 during the three months ended June 30, 2014 as compared to $507,469 during the three months ended June 30, 2013, representing a decrease of $64,392, or 13%. The decrease was primarily due to the decrease in administrative personnel in 2014. General and administrative expenses were $911,547 during the six months ended June 30, 2014 as compared to $1,075,617 during the six months ended June 30, 2013, a decrease of $164,070, or 15%. The decrease was primarily due to the decrease in administrative personnel in 2014.

Sales and Marketing Expenses

Sales and marketing expenses decreased to $125,052 during the three months ended June 30, 2014 as compared to $252,240 during the three months ended June 30, 2013, representing a decrease of $127,188 or 50%. The decrease was primarily related to our increased emphasis on utilizing our channel partners in selling activities, which decreased our sales and marketing team and decreased our travel expenses. Sales and marketing expenses decreased to $241,225 during the six months ended June 30, 2014 as compared to $480,022 during the six months ended June 30, 2013, representing a decrease of $238,797 or 50%. The decrease was primarily related to our increased emphasis on utilizing our channel partners in selling activities, which decreased our sales and marketing team and decreased our travel expenses.

Depreciation and Amortization

Depreciation and amortization was $6,810 for the three months ended June 30, 2014, as compared to $6,772 for the three months ended June 30, 2013, representing an increase of $38 or approximately 1%. Depreciation and amortization was $13,740 for the six months ended June 30, 2014, as compared to $12,116 for the six months ended June 30, 2013, representing an increase of $1,623 or approximately 13%. The increase was the result of certain assets acquired having a shorter life span.

Interest Expense, Net

Interest expense, net, was $55,592 during the three months ended June 30, 2014 as compared to $41,227 during the three months ended June 30, 2013, representing an increase of $14,365 or 35%. The increase resulted primarily from an increase in the average debt balance outstanding during the three months ended June 30, 2014. Interest expense, net, was $103,596 during the six months ended June 30, 2014 as compared to $102,606 during the three months ended June 30, 2013, representing an increase of $990 or 1%.

Liquidity and Capital Resources

We have financed our operations primarily through a combination of cash on hand, cash generated from operations, borrowings from third parties and related parties, and proceeds from private sales of equity.   As of June 30, 2014, our major liquidity indicators are:

•	Cash $ 381,092.
•	Working Capital Deficiency $ (1,927,774),
•	Through June 30, 2014 we have incurred cumulative net losses since inception of $8,584,906.

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

As of June 30, 2014, we expected that through the next 12 months, the capital requirements to fund our growth and to cover the operating costs of a public company will consume substantially all of the cash flows that we intend to generate from our operations, as well as from the proceeds of intended issuances of debt and equity securities. We further believe that during this period, while we are focusing on the growth and expansion of our business, the gross profit that we expect to generate from operations will not generate sufficient funds to cover these anticipated operating costs. Accordingly, we require external funding to sustain operations and to follow through on the execution of our business plan. However, there can be no assurance that our plans as discussed above will materialize and/or that we will be successful in funding estimated cash shortfalls through additional debt or equity capital and through the cash generated by our operations. Given these conditions, our ability to continue as a going concern is contingent upon us being able to secure an adequate amount of debt or equity capital to enable us to meet our cash requirements. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrants into established markets, the competitive environment in which we operate and the current capital raising environment. These factors, among others, raise substantial doubt that we will be able to continue as a going concern.

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

During the six months ended June 30, 2014, we raised $840,000 in net new funds through the issuance of contingently convertible notes. The proceeds from these notes were used to fund our working capital needs and debt repayment.

The Company expects that through the next 9 to 12 months the capital requirements to fund the Company’s growth and to cover the operating costs as a public company will consume substantially all the cash flows that it intends to generate from its operations, as well as the funds raised in the private placement discussed elsewhere in the Form 10-Q, in addition to the proceeds of any issuances of debt and equity securities, if consummated. The Company further believes that during this period, while the Company is focusing on the growth and expansion of its business, the gross profit that it expects to generate from operations will not generate sufficient funds to cover these anticipated operating costs. Our cash generated by operations is insufficient by approximately $180,000 per month.   Assuming over the next 9 to 12 months we do not increase our cash flow generated from operations, we will need an additional $2,160,000 to $2,560,000 to fund planned operations.   There is no assurance that the Company’s plans as discussed above will materialize and/or that the Company will have sufficient funds to fund the Company’s operations.   Given these conditions, the Company ability to continue as a going concern is contingent upon successfully managing its cash requirements.

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

Liquidity and Capital Resource - Equity Capital Resources

Shares Issued and Outstanding and Shares Reserved for Exercise of Warrants

As of June 30, 2014, the Company has 47,362,047 shares of common stock issued and outstanding; and 1,848,214 shares reserved for issuance upon the exercise of outstanding warrants.

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

Liquidity and Capital Resource - Debt Capital Resources

Deferral of Principal and Interest Payment Relating to Notes Payable Issued by Intellinetics to the Ohio State Development Authority

Effective December 31, 2012, the Company’s sole operating subsidiary, Intellinetics, and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule relating to the June 17, 2009 note payable issued by Intellinetics to the Ohio State Development Authority in the amount of $1,012,500, bearing interest at a rate of 6.00% per annum. Pursuant to the loan modification, the Ohio State Development Authority deferred principal and interest payment for a six month period from December 1, 2012 to May 1, 2013, with the next principal and interest payment due on June 1, 2013. Effective March 12, 2013, Intellinetics and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule, deferring principal and interest payment until December 31, 2013.  Effective June 1, 2014, Intellinetics and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule, deferring principal and interest payment until June 1, 2015.

Effective December 31, 2012, the Company’s sole operating subsidiary, Intellinetics, and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule relating to the June 3, 2011 note payable issued by Intellinetics to the Ohio State Development Authority in the amount of $750,000, bearing interest at a rate of 1% per annum for the first 12 months, then interest at rate of 7% per annum for the second 12 months. Pursuant to the loan modification, the Ohio State Development Authority deferred interest payment for a six month period from December 1, 2012 to May 1, 2013, with the next interest payment due on June 1, 2013. Under the terms of the June 3, 2011 note, Intellinetics is not obligated to remit payments of principal until September 1, 2013.   Effective March 12, 2013, Intellinetics and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule, deferring principal and interest payment until December 31, 2013. Effective June 1, 2014, Intellinetics and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule, deferring principal and interest payment until June 1, 2015.

Both of these notes are subject to certain covenants and reporting requirements, with which the Company is currently in compliance. Beginning in December 2014, the Company will have a material covenant to provide employment to a total of 19 people.   Default could lead to increased interest rates and accelerated payment obligations.   The current material covenants include:

•	Providing quarterly financial information and management certifications;
•	Maintaining our principal office in the state of Ohio;
28

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

Summary of Current Outstanding Indebtedness

The Company’s outstanding indebtedness at June 30, 2014 is as follows:

• Promissory note held by Jackie Chretien, dated March 2, 2009, with an original principal balance of $80,000, current principal balance of $25,000, and accrued interest of $3,215.

• Promissory note held by A. Michael Chretien, dated December 29, 2001, with an original principal balance of $55,167, current principal balance of $40,415, and accrued interest of $3,853.

• Promissory note held by Ramon Shealy, dated November 24, 2012, with an original principal balance of $250,000, current principal balance of $150,000, and accrued interest of $36,289.

• Promissory note held by Ohio State Development Authority, dated July 17, 2009, with an original principal balance of $1,012,500, and current principal balance of $640,429.

• Promissory note held by Ohio State Development Authority, dated July 3, 2011,with an original principal balance of $ $750,000 and current principal balance of $697,006.

• Convertible notes held by two accredited investors, dated November 12, 2013, with an aggregate original principal balance of $160,000, current principal balance of $160,000, and accrued interest of $10,082.

• Convertible notes held by two accredited investors, dated December 27, 2013, with an aggregate original principal balance of $160,000, current principal balance of $160,000 and accrued interest of $8,110.

• Convertible notes held by two accredited investors, dated February 4, 2014, with an aggregate original principal balance of $350,000, current principal balance of $350,000 and accrued interest of $11,224.

• Between May 12, 2014 and June 30, 2014, the Company issued convertible promissory notes to eleven accredited Investors, with an aggregate original principal balance of $450,000 and accrued interest of $3,340.

• Convertible note held by Robert Schroeder, dated May 12, 2014, with an original principal balance of $30,000, current principal balance of $30,000, and accrued interest of $427.

• Convertible note held by Matthew Chretien, dated June 6, 2014, with an original principal balance of $10,000, current principal balance of $10,000, and accrued interest of $66.

There were no material commitments for capital expenditures at June 30, 2014.

Cash Flows

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2014 and 2013 was $540,224 and $1,875,426, respectively. During the six months ended June 30, 2014, the net cash used in operating activities was primarily attributable to the net loss adjusted for non- cash expenses of $18,937 and an increase in net operating liabilities of $217,375.   During the six months ended June 30, 2013, the net cash used in operating activities was $1,875,426, primarily attributable to the net loss adjusted for non-cash expenses of $19,154 and a decrease in net operating liabilities of $813,876.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2014 and 2013 amounted to $3,519 and $16,555, respectively, and was related to the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2014 amounted to $664,275. The net cash provided by financing activities resulted from new borrowings of $840,000, of which $40,000 was from related parties. New borrowings were partially offset by $175,725 of notes payable repayments, of which $7,500 was repaid to related parties.

Net cash provided by financing activities for the six months ended June 30, 2013 amounted to $2,413,399.   The net cash provided by financing activities resulted from the sale of common stock resulting in $2,731,021 cash in 2013, offset by $317,622 of notes payable repayments, of which $131,500 was repaid to related parties.

Critical Accounting Policies and Estimates

There have been no significant changes during the six months ended June 30, 2014 to the items that we disclosed as our critical accounting policies and use of estimates in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Form 10-K.

Liquidity, Going Concern and Management’s Plans

We have incurred substantial recurring losses since our inception. The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. During the years 2012, 2013 and the six months ended June 30, 2014, we raised a total of $5,244,007 through issuance of debt and equity securities.   We are also in the process of exploring strategies to increase our existing revenues. We believe we will be successful in these efforts; however, there can be no assurance we will be successful in raising additional debt or equity financing or finding any other financing source to fund our operations on terms agreeable to us. These matters raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

On February 4, 2014, the Company issued two convertible promissory notes in a maximum aggregate principal amount of $350,000 to two accredited investors who are associated with each other. The Company received a portion of the proceeds from the issuance of the notes in the amount of $350,000. The notes mature on September 30, 2014 and bear interest at an annual rate of interest of 10 percent until maturity. For more information, see Note 7 to the unaudited consolidated financial statements.

Between May 12, 2014 and June 30, 2014, the Company issued convertible promissory notes in an aggregate principal amount of $490,000, of which $40,000 were to related parties and $450,000 were to accredited investors who are associated with each other. The notes mature on December 31, 2015 and bear interest at an annual rate of 10 percent until maturity. See Note 7 and Note 8 to the unaudited consolidated financial statements.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)), as of June 30, 2014. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBALWISE INVESTMENTS, INC.

Dated: August 14, 2014

By:	/s/ Matthew L. Chretien
Matthew L. Chretien
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2014

By:	/s/ Kendall D. Gill
Kendall D. Gill
Chief Financial Officer

