Form 10-Q
period 2014-09-30
INTELLINETICS, INC.
filed 2014-11-12
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________to _________________________

Commission file number: 000-31671

Intellinetics, Inc.

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

As of October 31, 2014, there were 7,123,074 shares of the issuer’s common stock outstanding.

Part I Financial Information

Item 1. Financial Statements

INTELLINETICS, INC. and SUBSIDIARY

Condensed Consolidated Balance Sheets

	Unaudited
	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash	$14,285	$260,560
Accounts receivable, net	45,138	144,071
Prepaid expenses and other current assets	45,253	39,242

Total current assets	104,676	443,873

Property and equipment, net	33,328	53,226
Other assets	31,688	28,925

Total assets	$169,692	$526,024

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$563,847	$500,322
Deferred revenues	545,643	482,428
Deferred compensation	215,012	-
Notes payable - current	727,185	391,266
Notes payable - related party - current	207,915	320,000
Total current liabilities	2,259,602	1,694,016

Long-term liabilities:
Deferred compensation	-	215,012
Notes payable - net of current portion	620,492	1,114,394
Notes payable - related party	1,137,751	222,915
Deferred interest expense	93,268	83,942
Other long-term liabilities - related parties	78,792	36,938

Total long-term liabilities	1,930,303	1,673,201

Total liabilities	4,189,905	3,367,217

Stockholders' deficit:
Common stock, $0.001 par value, 50,000,000 shares authorized; 7,123,074 and 6,765,930 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	14,124	13,767
Additional paid-in capital	5,189,178	4,953,410
Accumulated deficit	(9,223,515)	(7,808,370)
Total stockholders' deficit	(4,020,213)	(2,841,193)
Total liabilities and stockholders' deficit	$169,692	$526,024

See Notes to these condensed consolidated financial statements.

INTELLINETICS, INC. and SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues:
Sale of software	$25,990	$84,115	$38,486	$253,127
Software as a service	52,582	34,919	133,052	104,030
Software maintenance services	216,310	211,759	638,832	648,765
Professional services	11,805	45,993	88,579	164,536
Third Party services	10,075	4,292	43,348	36,665

Total revenues	316,762	381,078	942,297	1,207,123

Cost of revenues:
Sale of software	4,073	55,419	11,777	300,472
Software as a service	6,909	6,881	20,779	20,684
Software maintenance services	31,274	32,172	94,097	92,496
Professional services	4,486	4,675	24,824	10,678
Third Party services	12,989	15,769	40,217	52,434

Total cost of revenues	59,731	114,916	191,694	476,764

Gross profit	257,031	266,162	750,603	730,359

Operating expenses:
General and administrative	474,301	566,448	1,385,848	1,642,065
Sales and marketing	344,690	193,579	585,915	673,601
Depreciation	5,915	7,506	19,655	19,622

Total operating expenses	824,906	767,533	1,991,418	2,335,288

Loss from operations	(567,875)	(501,371)	(1,240,815)	(1,604,929)

Other income (expense)
Derivative gain	-	-	-	15,470
Interest expense, net	(70,734)	(40,041)	(174,330)	(142,647)

Total other income (expense)	(70,734)	(40,041)	(174,330)	(127,177)

Net loss	$(638,609)	$(541,412)	$(1,415,145)	$(1,732,106)

Basic and diluted net loss per share:	$(0.09)	$(0.08)	$(0.21)	$(0.27)

Weighted average number of common shares outstanding - basic and diluted	6,769,812	6,765,930	6,767,238	6,370,161

See Notes to these condensed consolidated financial statements.

INTELLINETICS, INC. and SUBSIDIARY

Condensed Consolidated Statement of Stockholders' Deficit

For the Nine Months Ended September 30, 2014

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2013	6,765,930	$13,767	$4,953,410	$(7,808,370)	$(2,841,193)

Stock issued for services	357,144	357	199,643		200,000

Beneficial conversion of convertible notes			36,125		36,125

Net loss	-	-	-	(1,415,145)	(1,415,145)

Balance, September 30, 2014	7,123,074	$14,124	$5,189,178	$(9,223,515)	$(4,020,213)

See Notes to these condensed consolidated financial statements.

INTELLINETICS, INC. and SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(1,415,145)	$(1,732,106)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,655	19,622
Bad debt expense	44,963	31,740
Amortization of deferred financing costs	8,036	6,236
Amortization of beneficial conversion option	4,250	2,387
Amortization of original issue discount	-	1,206
Gain on disposal of property and equipment	(4,234)	-
Gain on derivative	-	(15,470)
Stock issued for services	200,000	-
Changes in operating assets and liabilities:
Accounts receivable	53,970	(122,302)
Prepaid expenses and other current assets	(6,011)	(16,735)
Accounts payable and accrued expenses	63,525	(399,006)
Other long-term liabilities - related parties	72,922	(37,284)
Deferred interest expense	9,326	31,876
Deferred revenues	63,215	77,138
Deferred compensation	-	(94,728)
Total adjustments	529,617	(515,320)
Net cash used in operating activities	(885,528)	(2,247,426)

Cash flows from investing activities:
Proceeds for property and equipment	9,060	-
Purchases of property and equipment	(4,583)	(22,773)
Net cash provided by (used in) investing activities	4,477	(22,773)

Cash flows from financing activities:
Proceeds from notes payable	45,000	-
Proceeds from notes payable - related parties	805,000	-
Repayment of notes payable	(200,224)	(197,083)
Repayment of notes payable - related parties	(15,000)	(139,000)
Sale of Common Stock	-	2,731,021
Net cash provided by financing activities	634,776	2,394,938

Net increase (decrease) in cash	(246,275)	124,739
Cash - beginning of period	260,560	46,236
Cash - end of period	$14,285	$170,975

Supplemental disclosure of non-cash financing activities:
Accrued interest refinanced in notes payable - related parties	$31,068	$-
Discount on notes payable for beneficial conversion feature	3,125	-
Discount on notes payable - related parties for beneficial conversion feature	33,000	-
Notes payable - related parties issued for debt financing costs	10,800	-
Accounts payable and accrued interest converted to equity	-	286,370
Notes payable converted to equity	-	469,500
Notes payable - related party converted to equity	-	95,000
Total non-cash financing activities	$77,993	$850,870

See Notes to these condensed consolidated financial statements.

1.	Business Organization and Nature of Operations

Intellinetics, Inc., formerly known as GlobalWise Investments, Inc. (“Intellinetics”), is a Nevada holding company incorporated in 1997, with a single operating subsidiary, Intellinetics, Inc., an Ohio corporation (“Intellinetics Ohio”), together the (“Company”). Intellinetics Ohio was incorporated in 1996, and on February 10, 2012, Intellinetics Ohio became the sole operating subsidiary of Intellinetics as a result of a reverse merger and recapitalization.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8.03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation of the consolidated financial position of the Company as of September 30, 2014 and the consolidated results of its operations and cash flows for the three and nine months ended September 30, 2014 and September 30, 2013, have been included. The Company has evaluated subsequent events through the issuance of this Form 10-Q. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other interim or future period. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2013 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2014.

The Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 includes the impact of the restatement on the applicable unaudited financial information for the three and nine months ended September 30, 2013. The restatement relates to the overstatement of revenue on one customer contract during the three months ended June 30, 2013 which was identified by the Company and corrected in the fourth quarter of 2013 and had no impact on the statement of operations and cash flows for the year ended December 31, 2013.

The effect of the restatement on previously issued quarterly financial information as of and for the three and nine months ended September 30, 2013 is set forth as follows:

Condensed Consolidated Statements of Operations (unaudited)

	For the Three Months Ended September 30, 2013			For the Nine Months ended September 30, 2013
	As Previously Reported	Restatement Adjustments	As Restated in this Quarterly Report on Form 10-Q	As Previously Reported	Restatement Adjustments	As Restated in this Quarterly Report on Form 10-Q
Revenues:
Sale of software	$84,115	$-	$84,115	$343,127	$(90,000)	$253,127
Professional services	45,993	-	45,993	184,536	(19,990)	104,030
Total revenues	381,078	-	381,078	1,317,114	(109,990)	1,207,124
Gross profit	266,162	-	266,162	840,349	(109,990)	730,359
Loss from operations	(501,371)	-	(501,371)	(1,494,939)	(109,990)	(1,604,929)
Net loss	$(541,412)	$-	$(541,412)	$(1,622,116)	$(109,990)	$(1,732,106)

Basic and diluted net loss per share:	$(0.08)		$(0.08)	$(0.25)		$(0.27)

Condensed Consolidated Statements of Cash Flows (unaudited)

	For the Nine Months Ended September 30,2013
	As Previously Reported	Restatement Adjustments	As Restated in this Quarterly Report on Form 10-Q

Cash flows from operating activities:
Net loss	$(1,622,116)	$(109,990)	$(1,732,106)
Adjustments to reconcile net loss to net cash
Changes in operating assets and liabilities:
Accounts receivable	(232,292)	109,990	(122,302)
Total adjustments	(625,310)	109,990	(515,320)
Net cash used in operating activities	$(2,247,426)	$-	$(2,247,426)

Previously filed Quarterly Reports on Form 10-Q for quarterly periods ended prior to December 31, 2013 have not been and will not be amended.

3. Liquidity and Management's Plans

Through September 30, 2014, the Company has incurred an accumulated deficit since inception of $9,223,515. At September 30, 2014, the Company had a cash balance of $14,285.

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

The Company expects that through the next 12 months, the capital requirements to fund the Company’s growth and to cover the operating costs as a public company will consume substantially all of the cash flows that it intends to generate from its operations in addition to proceeds of any issuances of debt and equity securities, if consummated. The Company further believes that during this period, while the Company is focusing on the growth and expansion of its business, the gross profit that it expects to generate from operations will not generate sufficient funds to cover these anticipated operating costs. Our cash requirements are insufficient by approximately $180,000 per month. Assuming over the next 12 months, we do not increase our cash flow generated from operations, we will need an additional $2,160,000 to $2,560,000 to fund planned operations. There is no assurance that the Company’s plans as discussed above will materialize and/or that the Company will have sufficient funds to fund the Company’s operations. Given these conditions, the Company’s ability to continue as a going concern is contingent upon successfully managing its cash requirements. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrants into established markets, the competitive environment in which the Company operates and its cash requirements. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Since inception, the Company’s operations have primarily been funded through a combination of operating margins, state business development loans, bank loans, loans from friends and family and the issuance of convertible notes and stock. Although management believes that the Company has access to capital resources, there are currently no commitments in place for new financing at this time, and there is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all.

During the nine months ended September 30, 2014, the Company raised $850,000 in net new funds through the issuance of convertible promissory notes to accredited investors and related parties. The proceeds from these notes were used to fund the Company’s working capital needs and repayment of other debt.

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

4. Corporate Actions

On February 10, 2012, Intellinetics Ohio was acquired by Intellinetics (formerly known as “GlobalWise Investments, Inc.”), pursuant to a reverse merger, with Intellinetics Ohio remaining as a wholly-owned subsidiary of Intellinetics. In connection with the reverse merger, (i) the stockholders of Intellinetics Ohio surrendered all of the issued and outstanding shares of Intellinetics Ohio capital stock and received, in exchange for such shares, an aggregate of 28,034,850 shares of common stock of Intellinetics on a 4,650-for-1 basis which represented approximately 86 % of Intellinetics’ total shares outstanding immediately following the closing of the transaction; and (ii) Intellinetics Ohio paid $ 220,000 in advance of the closing and $85,000 upon the closing of the transaction to the stockholders of Intellinetics to provide both a reimbursement of professional fees incurred by Intellinetics and for the split-off of the net liabilities of Intellinetics at closing. The reverse merger was deemed to be a recapitalization of Intellinetics Ohio, and as such, all capital accounts were restated as if the reverse merger had occurred prior to the earliest period presented. Intellinetics Ohio was deemed to be the acquirer in the reverse merger for accounting purposes. Consequently, the assets and liabilities and the historical operations of the Company that are reflected in the financial statements prior to the reverse merger are those of Intellinetics Ohio, and the consolidated financial statements of the Intellinetics after completion of the reverse merger include the assets and liabilities of Intellinetics, historical operations of Intellinetics and operations of Intellinetics from the Closing Date of the reverse merger.

On September 1, 2014, the Company changed its name from GlobalWise Investments, Inc., to Intellinetics, Inc. and effected a seven (7)-to-one (1) reverse stock split of the Company’s common stock.

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

The number of customers that comprise the Company’s customer base, along with the different industries, governmental entities and geographic regions, in which the Company’s customers operate, limits concentrations of credit risk with respect to accounts receivable. The Company does not generally require collateral or other security to support customer receivables; however, the Company may require its customers to provide retainers, up-front deposits or irrevocable letters-of-credit when considered necessary to mitigate credit risk. The Company has established an allowance for doubtful accounts based upon facts surrounding the credit risk of specific customers and past collections history. Credit losses have been within management’s expectations. At September 30, 2014 and December 31, 2013, the Company’s allowance for doubtful accounts was $1,958 and $27,635, respectively.

Accounts receivable are stated at the amount billed to the customer. Customer account balances with invoices over 30 days old are considered delinquent. Payments received for accounts receivable are allocated to the specific invoices identified on the customers’ remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

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

Both employee and non-employee grants of stock are fully vested at their respective date of grants. For the three and nine months ended September 30, 2014 and 2013, the Company recorded share-based compensation to non-employees of $200,000 and $200,000, and $0 and $0, respectively.

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

Recent Accounting Pronouncement

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The core principle of ASU 2014-09 is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, ASU 2014-09 requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, (v) recognize revenue when (or as) the entity satisfies a performance obligation. Entities will generally be required to make more estimates and use more judgment than under current guidance, which will be highlighted for users through increased disclosure requirements. ASU 2014-09 is effective for public entities for annual periods beginning after December 15, 2016, including interim periods therein. Three basic transition methods are available - full retrospective, retrospective with certain practical expedients, and a cumulative effect approach. Early adoption is prohibited. Management is in the process of evaluating the impact that adoption of ASU 2014-09 will have on the consolidated financial statements and has not yet determined the method by which the Company will adopt the standard.

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

Advertising

The Company expenses the cost of advertising as incurred. Advertising expense for the three months and nine months ended September 30, 2014 and 2013 amounted to approximately $0 and $3,430 and $14,684 and $24,755, respectively.

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

Income Taxes

The Company and its subsidiary file a consolidated federal income tax return. The provision for income taxes is computed by applying statutory rates to income before taxes.

Deferred income taxes are recognized for the tax consequences in future years of temporary differences between the financial reporting and tax bases of assets and liabilities as of each period-end based on enacted tax laws and statutory rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A 100% valuation allowance has been established on deferred tax assets at September 30, 2014 and December 31, 2013, due to the uncertainty of our ability to realize future taxable income.

The Company accounts for uncertainty in income taxes in its financial statements as required under ASC 740, Accounting for Uncertainty in Income Taxes. The standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition accounting. The Company’s tax returns prior to 2010 are closed. Management determined there were no material uncertain positions taken by the Company in its tax returns.

Statement of Cash Flows

For purposes of reporting cash flows, cash includes cash on hand and demand deposits held by banks.

Reclassification

Certain amounts in the 2013 condensed consolidated financial statements have been reclassified to conform to current year presentation.

6. Property and Equipment

Property and equipment are comprised of the following:

	September 30,	December 31,
	2014	2013
Computer hardware and purchased software	$297,241	$301,908
Leasehold improvements	221,666	221,666
Furniture and fixtures	88,322	88,322
	607,229	611,896
Less: accumulated depreciation and amortization	(573,901)	(558,670)
Property and equipment, net	$33,328	$53,226

Total depreciation expense on the Company’s property and equipment for the three months and nine months ended September 30, 2014 and 2013 amounted to $5,915 and $19,655, and $7,506 and $19,622, respectively.

7. Notes Payable

On March 24, 2004, the Company issued a note payable to a bank for $201,024, bearing a current interest rate of 6.25 % per annum (the “Bank Loan”). Monthly principal and interest payments were $3,826. The final payment was paid on April 30, 2014. The Company does not have any on-going relationship with the lender.

On July 17, 2009, the Company issued a note payable to the Ohio State Development Authority in the amount of $1,012,500, bearing interest at a rate of 6.00 % per annum (“Authority Loan No. 1”). Pursuant to the terms of the loan, the Company was required to pay only interest through September 30, 2010 and then monthly principal and interest payments of $ 23,779 each through September 1, 2015. The note is secured by a senior secured interest on all business assets financed with loan proceeds, as well as a second secured interest in all business assets. Upon maturity, by acceleration or otherwise, the Company shall pay a loan participation fee of $101,250, which is accounted for as a loan premium, accreted monthly, utilizing the interest method, over the term of the loan. In June, 2014, Intellinetics and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule relating to Authority Loan No.1, deferring a portion of the principal and interest payment until June 1, 2015. As of September 30, 2014, the principal amount outstanding under Authority Loan No. 1 was $624,429.

On June 3, 2011, the Company issued a note payable to the Ohio State Development Authority in the amount of $750,000, bearing interest at a rate of 1 % per annum for the first 12 months, then interest at rate of 7 % per annum for the second 12 months (“Authority Loan No. 2”). The Company was not obligated to remit payments of principal until September 1, 2013. The monthly principal and interest payments, beginning on the third anniversary of the loan origination, are $ 14,850 and are payable on a monthly basis through July 13, 2017. The note is secured by a senior secured interest on all business assets financed with loan proceeds, as well as a second secured interest in all business assets. Upon maturity, by acceleration or otherwise, the Company shall pay a loan participation fee of $ 75,000 , which is accounted for as a loan premium, accreted monthly utilizing the interest method, over the term of the loan. The interest rate of 1% during the first 12 months of this loan was considered to be below market for that period. The Company further determined that over the life of the loan, the effective interest rate was 5.6 % per annum. Accordingly, during the first 12 months of the loan, the Company recorded interest expense at the 5.6 % rate per annum. The difference between the interest expense accrual at 5.6% and the stated rate of 1% over the first 12 months is credited to deferred interest. The deferred interest amount that is accumulated over the first 12 months of the loan term will be amortized as a reduction to interest expense over the remaining term of the loan. At September 30, 2014 and December 31, 2013 deferred interest of $93,268 and $ 83,942, respectively, was reflected within long-term liabilities on the accompanying condensed consolidated balance sheets. In June, 2014, Intellinetics and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule, deferring a portion of the principal and interest payment until June 1, 2015. As of September 30, 2014, the principal amount outstanding under Authority Loan No. 2 was $68,005.

The Authority Loans were granted to the Company in connection with the State of Ohio’s economic development programs. The proceeds from these loans were used by the Company to support its efforts in developing software solutions for its customers.

These Authority Loans are subject to certain covenants and reporting requirements. The material covenants include:

=	Providing quarterly financial information and management certifications;
=	Maintaining our principal office in the state of Ohio;
=	Maintaining insurance for risk of loss, public liability, and worker’s compensation;
=	Delivering notice in the event of default, any pending or threatened action that would materially impair the company;
=	Permitting the inspection of books, records, and premises;
=	Not selling or disposing of substantially all of our assets or equity or merging or consolidating with another entity without consent; and
=	Not pledging or encumbering our assets.

Additionally, Intellinetics is required to, within three years of the respective loan origination dates of each of the Authority Loans, have created and/or retained an aggregate of 25 full time jobs in the State of Ohio.   Should Intellinetics not have attained these employment levels by the respective dates, then the interest rates on the Authority Loans shall increase to 10% per annum. In July, 2014, the Company informed the State of Ohio that it would not meet the employment level of 15 new full-time employees as well as retain 10 existing full-time employees. As a result of this non-compliance, the Development Services Agency exercised its right to increase the interest rate from 6.0% to 7.0%, effective October 1, 2014. The approximate impact of this increase is to raise the Company’s balloon payment by $6,000, which is due in September 2015. The Authority Loans are subject of an intercreditor agreement involving the Bank Loan, which provides for cross notifications between the lenders in an event of a default. We have had past instances of non-compliance with certain of the loan covenants.   We are currently in compliance with the all other loan covenants. There can be no assurance that we will not become non-compliant with one or more of these covenants in the future.

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

Between June 4, 2014 and July 10, 2014, the Company issued convertible promissory notes in an aggregate amount of $45,000 (the “Notes in an Aggregate Amount of $45,000”) to accredited investors who are associated with each other (the accredited investors collectively referred to as the (“$45,000 Investors”). The Convertible Notes mature on December 31, 2015 (the “Maturity Date”) and bear interest at an annual rate of interest of 10 percent until maturity, with interest payable quarterly. The Note Investors have a right, in their sole discretion, to convert the Convertible Notes into shares of Common Stock, par value $0.001 per share, of the Company under certain circumstances at a conversion rate of $0.56 per Share. The Company recognized a beneficial conversion feature in the amount of $3,125. Interest expense recognized on the amortization of the beneficial conversion feature was $368 for the three months and nine months ended September 30, 2014. If the Convertible Notes have not been fully repaid by the Company by the Maturity Date or converted into shares at the election of the Convertible Note Investors prior to the Maturity Date, then such Convertible Notes will accrue interest at the annual rate of 12% from the Maturity Date until the date the Convertible Notes are repaid in full. Any interest not paid quarterly will also accrue interest at the annual rate of 12%. The Company used the proceeds of the Convertible Note for working capital, general corporate purposes, and debt repayment.

The table below reflects all notes payable at September 30, 2014 and December 31, 2013, respectively, with the exception of related party notes disclosed in Note 8 - Notes Payable - Related Parties.

	September 30,	December 31,
	2014	2013
Bank Loan, due April 30, 2014	$-	$13,872
Authority Loan No. 1, due September 1, 2015	624,429	741,788
Authority Loan No. 2, due August 1, 2018	681,005	750,000
Notes payable due December 31, 2015	42,243	-
Total notes payable	$1,347,677	$1,505,660
Less current portion	(727,185)	(391,266)
Long-term portion of notes payable	$620,492	$1,114,394

Future minimum principal payments of these notes payable with the exception of the related party notes in Note 8 - Notes Payable - Related Parties, as described in this Note 7 are as follows:

For the Twelve-Month Period Ended September 30,	Amount
2015	$727,185
2016	184,482
2017	152,522
2018	283,488
Total	$1,347,677

As of September 30, 2014 and December 31, 2013, accrued interest for these notes payable with the exception of the related party notes in Note 8 - Notes Payable - Related Parties, was $320,270 and $287,451, respectively, and was reflected within accounts payable and accrued expenses on the condensed consolidated balance sheets. As of September 30, 2014 and December 31, 2013, accrued loan participation fees were $150,883 and $134,576, respectively, and reflected within accounts payable and accrued expenses on the condensed consolidated balance sheets. As of September 30, 2014 and December 31, 2013, deferred financing costs were $12,403 and $18,640, respectively, and were reflected within other assets on the condensed consolidated balance sheets.

For the three months and nine months ended September 30, 2014 and 2013, interest expense, including the amortization of deferred financing costs, accrued loan participation fees, original issue discounts, deferred interest and related fees and the embedded conversion feature was $31,591 and $95,730, and $35,418 and $136,206, respectively.

8. Notes Payable - Related Parties

On March 29, 2012, the Company issued an unsecured note payable to Ramon Shealy a then -director of the Company, who subsequently resigned from the Board of Directors on December 17, 2012, for personal reasons, in the amount of $238,000, bearing interest at a rate of 10 % for the term of the note. All principal and interest was due and payable on September 27, 2012, but was later extended to November 24, 2012. On April 16, 2012, the Company issued a note payable to Mr. Shealy, in the amount of $12,000, bearing interest at a rate of 10 % per quarter. All principal and interest was due on July 15, 2012, but was later extended to November 24, 2012 . On November 24, 2012 the two notes were combined into a $250,000 promissory note, under the same terms, with a maturity date of January 1, 2014 and was later extended to January 1, 2015. On March 13, 2013, the Company paid $100,000 of the principal amount of the $250,000 promissory note to Mr. Shealy. As of September 30, 2014, the $250,000 promissory note issued to Mr. Shealy had a principal balance of $150,000 and accrued interest of $39,872.

On March 2, 2009, the Company issued an unsecured promissory note payable to Ms. Chretien, in the amount of $80,000 due January 1, 2014 and bearing interest at 5% per annum, with the principal and interest to be paid at maturity. On December 27, 2013 the $80,000 promissory note was extended under the same terms, with a maturity date of January 1, 2015. During the nine months ended September 30, 2014, the Company paid $7,500 in principal to Ms. Chretien related to this note. As of September 30, 2014 the note had a principal balance of $17,500 and accrued interest of $3,465.

On December 29, 2001, the Company issued an unsecured promissory note payable to A. Michael Chretien, a Founder of the Company, in the amount of $55,167, with any unpaid principal and interest due on January 1, 2014. During 2013, the Company paid $11,250 in accrued interest to A. Michael Chretien. On December 27, 2013, the note was extended, under the same terms, with a maturity of January 12, 2015. As of September 30, 2014, the note had a principal balance of $40,415 and accrued interest of $4,363.

The Company evaluated the terms of its convertible notes payable in accordance with ASC 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of each note. If the conversion price was deemed to be less than the market value of the underlying common stock at the inception of the note, then the Company would recognize a beneficial conversion feature resulting in a discount on the note payable, upon satisfaction of the contingency. Under the terms of the convertible notes, the conversion feature would be contingent upon shareholder approval to increase the number of authorized shares of the Company by at least 25,000,000 shares. On August 6, 2014, the shareholders voted to effectuate a 7-to-1 reverse stock split, which effectively increased the number of available shares and resolved the contingency on the conversion features. As described below, the beneficial conversion features were recorded as of August 6, 2014. The beneficial conversion features are amortized to interest expense over the life of the respective notes, starting from the date of recognition.

On November 12, 2013, the Company issued two convertible promissory notes in an aggregate amount of $160,000 to two accredited investors who are associated with each other and are shareholders of the Company. The Company received proceeds in the amount of $160,000. The notes provide for maturity on July 31, 2014 and provide for 10%interest until maturity. The note holders have a right, at their sole discretion, to convert the notes into equity under certain circumstances at $0.70 per share. The Company recognized a beneficial conversion feature in the amount of $32,000. Interest expense recognized on the amortization of the beneficial conversion feature was $3,765 for the three months and nine months ended September 30, 2014. If the notes are not paid off by the Company, with the consent of the investors, by the maturity date or converted in to equity at the election of the investors prior to the maturity date, the note will accrue interest in the amount of 15 % from the maturity date until the note is paid in full. These notes were exchanged on July 10, 2014. See further disclosures below.

On December 27, 2013, the Company issued two convertible promissory notes in an aggregate amount of $160,000 to two accredited investors who are associated with each other and are shareholders of the Company. The Company received proceeds in the amount of $160,000. The notes provide for maturity on July 31, 2014 and provide for 10% interest until maturity. The note holders have a right, at their sole discretion, to convert the notes into equity under certain circumstances at $0.56 per share. No beneficial conversion feature was recognized. If the notes are not paid off by the Company, with the consent of the investors, by the maturity date or converted in to equity at the election of the investors prior to the maturity date, the note will accrue interest in the amount of 15 % from the maturity date until the note is paid in full. These notes were exchanged on July 10, 2014. See further disclosures below.

On February 4, 2014, the Company issued two convertible promissory notes in a maximum aggregate principal amount of $350,000 to two accredited investors who are associated with each other and are shareholders of the Company. The notes mature on September 30, 2014, and bear interest at an annual rate of interest of 10 % until maturity. Each note holder has a right, in their sole discretion, to convert the notes into shares of common stock, par value $ 0.001 per share, of the Company under certain circumstances at a conversion rate of $ 0.56 per share. No beneficial conversion feature was recognized. If either note has not been fully repaid by the Company by the maturity date or converted into shares at the election of the note holders prior to the maturity date, then such note will accrue interest at the annual rate of 15 % from the maturity date until the date the convertible note is repaid in full. The Company used the proceeds of the convertible notes for working capital and general corporate purposes. These notes were exchanged on July 10, 2014. See further disclosures below.

Between May 9, 2014 and June 30, 2014, the Company issued convertible promissory notes in an aggregate amount of $415,000 (the “Notes in an Aggregate Amount of $415,000”) to accredited investors who are associated with each other and are shareholders of the Company, (the accredited investors collectively referred to as the (“$415,000 Investors”). The Convertible Notes mature on December 31, 2015 (the “Maturity Date”) and bear interest at an annual rate of interest of 10 percent until maturity, with interest payable quarterly. The Note Investors have a right, in their sole discretion, to convert the Convertible Notes into shares of Common Stock, par value $0.001 per share, of the Company under certain circumstances at a conversion rate of $0.56 per Share. For one note in the amount of $8,000, the Company recognized a beneficial conversion feature in the amount of $1,000. Interest expense recognized on the amortization of the beneficial conversion feature was $118 for the three months and nine months ended September 30, 2014. If the Convertible Notes have not been fully repaid by the Company by the Maturity Date or converted into shares at the election of the Convertible Note Investors prior to the Maturity Date, then such Convertible Notes will accrue interest at the annual rate of 12% from the Maturity Date until the date the Convertible Notes are repaid in full. Any interest not paid quarterly will also accrue interest at the annual rate of 12%. The Company used the proceeds of the Convertible Note for working capital, general corporate purposes, and debt repayment. As of September 30, 2014, the notes had accrued interest of $13,593.

On May 12, 2014, the Company issued a convertible promissory note in an aggregate amount of $30,000 (the “Note in an Aggregate Amount of $30,000”) to Robert Schroeder, a director of the Company. The Convertible Notes mature on December 31, 2015 (the “Maturity Date”) and bear interest at an annual rate of interest of 10 percent until maturity, with interest payable quarterly. Robert Schroeder has a right, in his sole discretion, to convert the Convertible Note into shares of Common Stock, par value $0.001 per share, of the Company under certain circumstances at a conversion rate of $0.56 per Share. No beneficial conversion feature was recognized. If the Convertible Notes have not been fully repaid by the Company by the Maturity Date or converted into shares at the election of the Convertible Note Investors prior to the Maturity Date, then such Convertible Notes will accrue interest at the annual rate of 12% from the Maturity Date until the date the Convertible Notes are repaid in full. Any interest not paid quarterly will also accrue interest at the annual rate of 12%. The Company used the proceeds of the Convertible Note for working capital, general corporate purposes, and debt repayment. As of September 30, 2014, the note had accrued interest of $1,184.

On June 6, 2014, the Company issued a convertible promissory note in an aggregate amount of $10,000 (the “Note in an Aggregate Amount of $10,000”) to Matthew L. Chretien, President, CEO and a director of the Company. The Convertible Notes mature on December 31, 2015 (the “Maturity Date”) and bear interest at an annual rate of interest of 10 percent until maturity, with interest payable quarterly. Matthew L. Chretien has a right, in his sole discretion, to convert the Convertible Note into shares of Common Stock, par value $0.001 per share, of the Company under certain circumstances at a conversion rate of $0.56 per Share. No beneficial conversion feature was recognized. If the Convertible Notes have not been fully repaid by the Company by the Maturity Date or converted into shares at the election of the Convertible Note Investors prior to the Maturity Date, then such Convertible Notes will accrue interest at the annual rate of 12% from the Maturity Date until the date the Convertible Notes are repaid in full. Any interest not paid quarterly will also accrue interest at the annual rate of 12%. The Company used the proceeds of the Convertible Note for working capital, general corporate purposes, and debt repayment. As of September 30, 2014, the note had accrued interest of $318.

The Company retained Taglich Brothers, Inc. (the “Placement Agent”) as a placement agent for the sale of the Convertible Notes, which sale concludes a private offering of debt in the amount of $500,000, (the “Offering”). In connection with the Offering, On July 8, 2014, the Company paid the Placement Agent in the form of a convertible note with a principal amount of $10,800, (with terms identical to the Convertible Notes set forth above), which represented an 8% commission of the gross proceeds. In addition, the Placement Agent earned warrants to purchase 24,107 shares of Common Stock, which represented 10% of the shares of Common Stock into which the Convertible Notes the placement agent sold in the offering could be converted into at $0.56 per share (the “Placement Agent Warrants”), which have an exercise price of $0.56 per share of Common Stock, will be exercisable for a period of four years, contain customary cashless exercise and anti-dilution protection and are entitled to registration rights No beneficial conversion feature was recognized. The Company recorded deferred financing charges in the amount of $10,800, which are being amortized over the life of the promissory note. During the period ending September 30, 2014 the Company amortized $1,800 of the financing expense related to this note. As of September 30, 2014, the note had accrue interest of $248.

On July 10, 2014, the Company exchanged all of 1) the November 12, 2013 Convertible Promissory Notes in the aggregate amount of $160,000, 2) the December 27, 2013 Convertible Promissory Notes in the aggregate amount of $160,000, and 3) the February 4, 2013 Convertible Promissory Notes in the aggregate amount of $350,000 for Convertible Promissory Notes, for Convertible Promissory Notes dated July 10, 2014 in the aggregate amount of $701,068, which included accrued interest of approximately $31,067 as of July 10, 2014.The Convertible Promissory Notes matures on December 31, 2015 (the “Maturity Date”) and bear interest at an annual rate of interest of 10 percent until maturity, with interest payable quarterly. The Investor has a right, in his sole discretion, to convert the Convertible Note into shares of Common Stock, par value $0.001 per share, of the Company under certain circumstances, at a conversion rate of $0.56 per share. For two notes in the aggregate amount of $160,000, the Company recognized a beneficial conversion feature in the amount of $32,000. Interest expense recognized on the amortization of the beneficial conversion feature was $3,765 for the three months and nine months ended September 30, 2014. If the Convertible Note have not been fully repaid by the Company by the Maturity Date or converted into shares at the election of the Convertible Note Investor prior to the Maturity Date, then such Convertible Note will accrue interest at the annual rate of 12% from the Maturity Date until the date the Convertible Note is repaid in full. Any interest not paid quarterly will also accrue interest at the annual rate of 12%. The Company used the proceeds of the Convertible Note for working capital, general corporate purposes, and debt repayment. As of September 30, 2014 the notes had accrued interest of $15,750.

The Company intends to use the proceeds of the Convertible Note for working capital, general corporate purposes, and debt repayment.

Notes payable due to related parties consist of the following:

	September 30,	December 31,
	2014	2013
The $80,000 Jackie Chretien Note	$17,500	$32,500
The $55,167 A. Michael Chretien Note	40,415	40,415
The $250,000 Shealy Note	150,000	150,000
The $30,000 Robert C. Schroeder Convertible Promissory Note	30,000	-
Notes in Aggregate Amount of $415,000	414,118	-
Notes in Aggregate Amount of $701,068	672,833	320,000
The $10,000 Matthew L. Chretien Convertible Promissory Note	10,000	-
The $10,800 Taglich Brothers Note	10,800	-
Total notes payable - related party	1,345,666	542,915
Less current portion	(207,915)	(320,000)
Long-term portion of notes payable-related party	$1,137,751	$222,915

Future minimum principal payments of these notes payable as described in this Note 8 are as follows:

For the Twelve Months Ended September 30,	Amount
2015	$207,915
2016	1,137,751
Total	$1,345,666

As of September 30, 2014 and December 31, 2013, accrued interest for these notes payable-related parties amounted to $78,791 and $36,939, respectively.

For the three months and nine months ended September 30, 2014 and 2013, interest expense in connection with notes payable – related parties was $39,143 and $78,600, and $4,623 and $6,441, respectively.

9. Deferred Compensation

Deferred compensation consists of accumulated compensation earned by the Company’s two founders and not paid as of September 30, 2014 and December 31, 2013.

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

 Operating Leases

On January 1, 2010, the Company entered into an agreement to lease 6,000 rentable square feet of office space in Columbus, Ohio at a monthly rent of $3,375. The lease commenced on January 1, 2010 and, pursuant to a lease extension dated February 21, 2012, the lease expires on December 31, 2014. On August 14, 2014, the Company entered into a lease renewal agreement under the same terms and monthly payments and expires on December 31, 2016.

Future minimum lease payments under this operating lease are as follows:

For the Twelve Months Ended	September 30,

2015	$40,500
2016	40,500
2017	10,125
Total	$91,125

Rent expense charged to operations for the three months and nine months ended September 30, 2014 and 2013 amounted to $ 10,125 and $30,375, respectively.

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

12. Concentrations

Revenues from the Company’s services to a limited number of customers have accounted for a substantial percentage of the Company’s total revenues. For the three months ended September 30, 2014, the Company’s two largest customers, Tiburon (“Tiburon”), a Reseller, and Alabama Department of Insurance (“ALDOI”), a direct client, accounted for 16% and 10%, respectively, of the Company’s total revenue for that period. For the three months ended September 30, 2013, the Company’s two largest customers, Clearwater COGS, a direct client and Tiburon, a Reseller, accounted for approximately 8% and 8%, respectively, of the Company’s total revenue for that period. For the nine months ended September 30, 2014, the Company’s two largest customers, Tiburon, and Washington State Patrol (“WSP”), accounted for approximately 14% and 7%, respectively, of the Company’s total revenues for that period. For the nine months ended September 30, 2013, the Company’s two largest customers, Tiburon and Ohio Auditor of State (“Ohio AOS”) which are accounted for approximately 8% and 6%, respectively, of the Company’s total revenues for that period.

For the three months ended September 30, 2014 and 2013, government contracts represented approximately 50% and 60% of the Company’s total revenues, respectively. A significant portion of the Company’s sales to Tiburon represent ultimate sales to government agencies. For the nine months ended September 30, 2014 and 2013 government contracts represented approximately 49% and 55%, respectively, of the Company’s total revenue.

As of September 30, 2014, accounts receivable concentrations from the Company’s three largest customers were 45%, 16% and 11% of gross accounts receivable, respectively, and as of December 31, 2013, accounts receivable concentrations from the Company’s four largest customers were 24%, 21%, 17% and 12% of gross accounts receivable, respectively. Accounts receivable balances form the Company’s three largest customers at September 30, 2014 have been partially collected.

13. Subsequent Events

On October 9, 2014, the Company issued three convertible promissory notes in the amounts of $80,000, $80,000, and $15,000, to three accredited investors. Robert C. Schroeder, a director of the Company, purchased the note in the amount of $15,000. The notes mature on December 31, 2015, and bear interest at an annual rate of interest of 6 percent until maturity, with interest payable quarterly. The note investors have a right, in their sole discretion, to convert the notes into shares of Common Stock, par value $0.001 per share, of the Company under certain circumstances at a conversion rate of $0.30 per Share. If the convertible notes have not been fully repaid by the Company by the maturity date or converted into shares at the election of the note investors prior to the maturity date, then such notes will accrue interest at the annual rate of 12% from the maturity date until the date the notes are repaid in full. Any interest not paid quarterly will also accrue interest at the annual rate of 12%. The Company intends to use the proceeds of the notes for working capital, general corporate purposes, and debt repayment.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial conditions and results of operations of the Company for the three and nine months ended September 30, 2014, and 2013 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Form 10-Q. References in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “the Company,” “us,” “we,” “our,” and similar terms refer to Intellinetics, Inc. (formerly known as “GlobalWise Investments, Inc.”), a Nevada corporation (“Intellinetics”), and its sole operating subsidiary, Intellinetics, Inc., an Ohio corporation (“Intellinetics Ohio”), unless we state otherwise or the context indicates otherwise.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition accrued expenses, financing operations, contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carry value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this report for the three months ended September 30, 2014.

Recent Developments

Change of Stock Symbol

The Company changed its stock symbol to INLX, effective August 1, 2014, to align with the name of its sole operating subsidiary, Intellinetics, Inc.

Annual Shareholder Meeting

The Company held its annual shareholder meeting on August 6, 2014, at which the shareholders voted to approve an amendment to the Articles of Incorporation of the Company to change the Company's name to "Intellinetics, Inc" and complete a reverse stock-split in the ratio of 7-to-1, among other proposals, all of which were disclosed by a current report on 8-K filed August 7, 2014. The Amendment to effectuate the name change and reverse stock split was filed and made effective on September 1, 2014.

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

To date, most of our software customers install our software onto computers at their location (premises-based). In time, the Company anticipates that the provision of “cloud” application services, or software as a service, will become a more significant part of its software sales business.  We anticipate that cloud-based services will become the principal part of our software sales business and a primary source of revenues for us, because this model allows customers to avoid significant upfront costs for hardware and installation services required for a premises-based delivery.  That said, we are just beginning to see our customers migrate to such cloud-based services. Our revenues from cloud-based delivery of our software, as a percentage of total revenue for the nine months ended September 30, 2014 and September 30, 2013, were 14% and 9% respectively.

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

On December 31, 2013, we announced the MarketCommand™ reseller program for dealers in the print and imaging channel. The program is designed to generate additional revenues by packaging the Intellineticscloud-based IntelliCloud™ platform as a feature of the multi-function devices (e.g., copiers, scanners, etc.) sold by dealers on the program. MarketCommand™ is desirable for the dealers because it can increase their revenue by increasing device sales and related IntelliCloud™ activation fees while increasing recurring revenue from customers that utilize more than the initial electronic storage capacity.

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

The first two MarketCommand™ resellers were on-boarded during the quarter ended March 31, 2014. Combined, the two resellers serve over 40,000 active customers with 180 sales people. These initial partners have provided an opportunity to test the program’s tools and processes for effectiveness. Both partners have started generating new business under MarketCommand™ with strong positive feedback on program value to their business. The phased roll-out was completed by the end of the April 2014. We have five resellers under our MarketCommand™ program as of September 30, 2014.

Still in our initial launch year of MarketCommand™, we continue to make progress in the introduction of MarketCommand™ into our markets. To date as of September 2014, we have sold 27 subscriptions of MarketCommand™. The base subscription price of MarketCommand™ is $500, which we recognize as revenue ratably over 12 months. Based on the ratable recognition of MarketCommand™ over a 12 month period, we anticipate that MarketCommand™ will not have a significant impact on our total revenues in 2014.

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

How We Evaluate our Business Performance and Opportunities

Major Quantitative and Qualitative Factors we Consider in the Evaluation of our Business

The major qualitative and quantitative factors we consider in the evaluation of our operating results include the following:

·	Our current strategy is to focus upon cloud-based delivery of our software products through channel partners. Historically, our revenues have mostly resulted from premise-based software licensing revenue and professional services revenue. Our observation of industry trends leads us to anticipate that cloud-based delivery will become our principal software business and a primary source of revenues for us, but we are just beginning to see our customers migrate to cloud-based services. Accordingly, when we evaluate our results, we assess whether our cloud-based software revenues are increasing, relative to prior periods and relative to other sources of revenue. Additionally, we assess whether our sales resulting from relationships with channel partners are increasing, relative to prior periods and relative to direct sales to customers. Finally, we consider the number of channel partners with which we have a contract or other relationship to be an indicator of our performance and future results.

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

·	Our sales cycle is long, sometimes lasting 18-24 months. Even when a project begins, we often perform pre-installation assessment, project scoping, and implementation consulting. Our revenue and profit in any particular period is significantly influenced by sales efforts and preliminary project work conducted in prior periods but not completed and recognized until the current period. Therefore, when we plan our business and evaluate our results, we consider the revenue we expect to recognize from projects in our late-stage pipeline.

·	Our research and development efforts and expenses to create new software products are critical to our success. When developing new products or product enhancements, our developers collaborate with our own employees across a wide variety of job functions. We also gather in-depth feedback from our customers and channel partners. We evaluate new products and services to determine their likelihood of market success and their potential profitability.

·	We monitor our costs and capital needs to ensure efficiency as well as an adequate level of support for our business plan.

    Uncertainties, Trends, and Risks that can cause Fluctuations in our Operating Results

Our operating results have fluctuated significantly in the past and are expected to continue to fluctuate in the future due to a variety of factors.  Factors that affect our operating results include the following:

·	our capital needs, and the costs at which we are able to obtain capital;
·

general economic conditions that affect the amount our customers are spending on their software needs, the cost at which we can provide software products and services, and the costs at which we can obtain capital;

·	the development of new products, requiring development expenses, product rollout, and market acceptance;
·	the length of our sales cycle;
·

the fact that many of our customers are governmental organizations, exposing us to the risk of early termination, audits, investigations, sanctions, and other penalties not typically associated with private customers;

·	our relationships with our channel partners, for purposes of product delivery, introduction to new markets and customers, and for feedback on product development;
·	our need to increase expenses at the beginning of a customer project, while associated revenue is recognized over the life of the project;

·	the potential effect of security breaches, data center infrastructure capacity, our use of open-source software, and governmental regulation and litigation over data privacy and security;
·	whether our clients renew their agreements and timely remit our accounts receivable;
·	whether we can license third-party software on reasonable terms;
·	our ability to protect and utilize our intellectual property; and
·	the effects of litigation, warranty claims, and other claims and proceedings.

Due to all these factors and the other risks discussed in “Part I, Item IA of our 2013 Form 10-K”, our results of operations should not be relied upon as an indication of our future performance.  Comparison of our operating results with prior periods is not necessarily meaningful or indicative of future performance.

Results of Operations

Overview

We reported net losses of $638,609 and $541,412 for the three months ended September 30, 2014 and 2013, respectively, representing an increase in net loss of $97,197 or 18%. We reported gross profit of $257,031 and $266,162 for the three months ended September 30, 2014 and 2013, respectively, representing a decrease in gross profit of $9,131, or 3%. We reported operating expenses of $824,906 and $767,533 for the three months ended September 30, 2014 and 2013, respectively, representing an increase in operating expenses of $57,373. The increase in operating expenses was principally related to outside consulting for the sales and marketing departments offset by the decrease in general and administrative personnel. We reported net losses of $1,415,145 and $1,732,106 for the nine months ended September 30, 2014 and 2013, respectively, representing a decrease of $316,961 or 18%. We reported gross profit of $750,603 and $730,539 for the nine months ended September 30, 2014 and 2013, respectively, representing an increase of $20,244, or 3%. We reported operating expenses of $1,991,418 and $2,335,288 for the nine months ended September 30, 2014 and 2013, respectively, representing a decrease in operating expenses of $343,870. The decrease in operating expenses was principally related to the reduction in personnel in the sales, marketing and administrative departments, offset by an increase in the cost of outside consulting for the marketing and sales department.

Revenues

We reported total revenues of $316,762 and $381,078 for the three months ended September 30, 2014 and 2013, respectively, representing a decrease of $64,316 or 17%. The decrease in total revenues was primarily attributable to the decrease from the sale of software licenses and professional services. Our total revenues for the nine months ended September 30, 2014 were $942,297 as compared to $1,207,123 for the nine months ended September 30, 2013, a decrease of $264,826 or 22%, primarily attributable to the decrease from the sale software licenses and professional services.

Sale of Software

Revenues from the sale of software principally consist of sales of additional or upgraded software licenses and applications to existing customers and sales of software to our resellers. These software revenues were $25,990 and $84,115, for the three months ended September 30, 2014 and 2013, respectively, representing a decrease of $58,125, or 69%. Software revenues were $38,486 and $253,127, for the nine months ended September 30, 2014 and 2013, respectively, representing a decrease of $214,641, or 85%. The decrease was due to concentrating our efforts to develop and expand our channel partner reseller organization in MarketCommand™ program.

Sale of Software as a Service

For those customers that wish to avoid the upfront costs of typical premises-based software installations, we provide access to our software as a service, accessible through the internet. Our customers typically enter into our software as a service agreement for periods in excess of one year. Under these agreements, we generally provide access to the applicable software, data storage and related customer assistance and support. Our software as a service revenues were $52,582 and $34,919, for the three months ended September 30, 2014 and 2013, respectively, representing an increase of $17,663, or 51%. Our software as a service revenues were $133,052 and $104,030, for the nine months ended September 30, 2014 and 2013, respectively, representing an increase of $29,022, or 28%. The increase in revenue year-over-year was primarily the result of new customers and relationships with channel partners.

Sale of Software Maintenance Services

Software maintenance services revenues consist of fees for post contract customer support services provided to license holders. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. A substantial portion of these revenues were generated from customers to whom we sold software in prior years who have continued to renew their maintenance agreements. The support and maintenance agreements typically have a term of 12 months. Our software maintenance support revenue was $216,310 and $211,759, for the three months ended September 30, 2014 and 2013, respectively, representing an increase of $4,551, or 2%. Our software support revenue was $638,832 and $648,765, a decrease of $9,933, or 2%. The decrease in revenue was primarily the result of previous accounts for which maintenance agreements have been cancelled.

Sale of Professional Services

Professional services revenues consist of revenues from consulting, discovery, training, and advisory services to assist customers with document management needs. These revenues include those arrangements where we do not sell software license as an element of the overall arrangement. Professional services revenues were $11,805 and $45,993 for the three months ended September 30, 2014, and 2013, respectively, an decrease of $34,118 or 74%. For the nine months ended September 30, 2014, and 2013, professional services revenues were $88,579 and $164,536, respectively, a decrease of $75,957 or 46%. The decrease was primarily resulted from one large client project completed in 2013.

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

Cost of Revenues

The cost of revenues during the three months ended September 30, 2014 and 2013 were $59,731 and $114,916, respectively, representing a decrease of $55,185, or 48%. The decrease in cost of revenue for the period ended September 30, 2014. is primarily due to the mix in revenues and lower total revenues. The cost of revenues during the nine months ended September 30, 2014 and 2013 were $191,694 and $476,764, respectively, representing a decrease of $285,070 or 60%.

Gross Margins

Overall gross margin’s for the three months ended September 30, 2014 and 2013 were 81% and 70%, respectively, representing an increase of 11%. For the nine months ended September 30, 2014 and 2013 gross margins were 80% and 61%, respectively, representing an increase of 19%.  The increase in gross margin’s year-over-year is primarily as result of the mix in revenues, primarily professional services.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $474,301 during the three months ended September 30, 2014. as compared to $566,448 during the three months ended September 30, 2013, representing a decrease of $92,147, or 16%. The decrease was primarily due to the decrease in administrative personnel in 2014. General and administrative expenses were $1,385,848 during the nine months ended September 30, 2014. as compared to $1,642,065 during the nine months ended September 30, 2013, a decrease of $256,217, or 16%. The decrease was primarily due to the decrease in administrative personnel in 2014.

Sales and Marketing Expenses

Sales and marketing expenses increased to $344,690 during the three months ended September 30, 2014. as compared to $193,579 during the three months ended September 30, 2013, representing an increase of $151,111 or 78%. The increase was primarily related to our increase in outside consulting fees. Sales and marketing expenses decreased to $585,915 during the nine months ended September 30, 2014, as compared to $673,601 during the nine months ended September 30, 2013, representing a decrease of $87,686 or 13%. The decrease was primarily related to our increased emphasis on utilizing our channel partners in selling activities, which decreased our sales and marketing team and decreased our travel expenses, offset by the increase in consulting fees.

Depreciation and Amortization

Depreciation and amortization was $5,915 for the three months ended September 30, 2014., as compared to $7,506 for the three months ended September 30, 2013, representing a decrease of $1,591 or 21%. The decrease is due to older assets becoming fully depreciated and fewer additions during 2014. Depreciation and amortization was $19,655 for the nine months ended September 30, 2014, as compared to $19,622 for the nine months ended September 30, 2013, representing an increase of $33 or less than 1%.

Interest Expense, Net

Interest expense, net, was $70,734 during the three months ended September 30, 2014 as compared to $40,041 during the three months ended September 30, 2013, representing an increase of $30,693 or 77%. The increase resulted primarily from an increase in the average debt balance outstanding during the three months ended September 30, 2014. Interest expense, net, was $174,330 during the nine months ended September 30, 2014 as compared to $142,647 during the nine months ended September 30, 2013, representing an increase of $31,683 or 22%. The increase resulted primarily from the increase in the average debt balance outstanding for the nine months ended September 30, 2014.

Liquidity and Capital Resources

We have financed our operations primarily through a combination of cash on hand, cash generated from operations, borrowings from third parties and related parties, and proceeds from private sales of equity. As of September 30, 2014, our major liquidity indicators are:

·	Cash $ 14,285.
·	Working Capital Deficiency $ (2,154,926),
·	Through September 30, 2014, we have incurred cumulative net losses since inception of $9,223,515.

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

As of September 30, 2014, we expected that through the next 12 months, the capital requirements to fund our growth and to cover the operating costs of a public company will consume substantially all of the cash flows that we intend to generate from our operations, as well as from the proceeds of intended issuances of debt and equity securities. We further believe that during this period, while we are focusing on the growth and expansion of our business, the gross profit that we expect to generate from operations will not generate sufficient funds to cover these anticipated operating costs. Accordingly, we require external funding to sustain operations and to follow through on the execution of our business plan. However, there can be no assurance that our plans as discussed above will materialize and/or that we will be successful in funding estimated cash shortfalls through additional debt or equity capital and through the cash generated by our operations. Given these conditions, our ability to continue as a going concern is contingent upon us being able to secure an adequate amount of debt or equity capital to enable us to meet our cash requirements. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrants into established markets, the competitive environment in which we operate and the current capital raising environment. These factors, among others, raise substantial doubt that we will be able to continue as a going concern.

Since inception, our operations have primarily been funded through a combination of operating margins, state business development loans, bank loans, loans from friends and family and the issuance of convertible notes and stock. Although management believes that we may have access to capital resources, there are currently no commitments in place for new financing, and there is no assurance that we will be able to obtain funds on commercially acceptable terms, if at all.

During the nine months ended September 30, 2014, we raised $850,000 in net new funds through the issuance of contingently convertible notes. The proceeds from these notes were used to fund our working capital needs and debt repayment.

The Company expects that through the next 9 to 12 months the capital requirements to fund the Company’s growth and to cover the operating costs as a public company will consume substantially all the cash flows that it intends to generate from its operations, in addition to the proceeds of any issuances of debt and equity securities, if consummated. The Company further believes that during this period, while the Company is focusing on the growth and expansion of its business, the gross profit that it expects to generate from operations will not generate sufficient funds to cover these anticipated operating costs. Our cash generated by operations is insufficient by approximately $180,000 per month.   Assuming over the next 9 to 12 months we do not increase our cash flow generated from operations, we will need an additional $2,160,000 to $2,560,000 to fund planned operations.   There is no assurance that the Company’s plans as discussed above will materialize and/or that the Company will have sufficient funds to fund the Company’s operations.   Given these conditions, the Company ability to continue as a going concern is contingent upon successfully managing its cash requirements.

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

Liquidity and Capital Resource - Equity Capital Resources

Shares Issued and Outstanding and Shares Reserved for Exercise of Warrants

As of September 30, 2014, the Company has 7,123,074 shares of common stock issued and outstanding; and 1,288,138 shares reserved for issuance upon the exercise of outstanding warrants.

Historically, our shares have been available for quotation on the Over-the-Counter Bulletin Board under the symbol “GWIV”. On August 1, 2014 the symbol was changed to “INLX.” We intend to deploy any additional capital we may raise to expand our sales and marketing capabilities, develop ancillary software products, enhance our internal infrastructure, support the accounting, auditing and legal costs of operating as a public company, and provide working capital.

On February 28, 2013 and March 6, 2013, the Company entered into a securities purchase agreement with certain accredited investors, pursuant to which it sold an aggregate of 2,142,857 shares of the Company’s common stock, for aggregate gross cash proceeds of $2,650,000 and the exchange of $350,000 in previously issued convertible promissory notes issued between January 28, 2013 and February 7, 2013 to certain investors associated with the placement agent (the “Offering”). The Company used the net proceeds of the Offering for working capital and general corporate purposes, including without limitation, debt reduction purposes. For more information, see Note 11 to the Consolidated Financial Statements, titled “Stockholders’ Equity” in Part II, Item 8, Financial Statements and Supplementary Data.

Assignment and Assumption of Notes, Conversion of Notes to Convertible Promissory Notes, and Conversion of Convertible Promissory Notes to Restricted Common Stock

On February 15, 2013, the Company converted aggregate amount of debt (principal and interest) in the amount of $489,211 issued by the Company and Intellinetics to Alpharion Capital Partners, Inc. into 240,990 restricted shares of the Company at a price of $2.03 per share (based on the closing price of Intellinetics’ shares on February 14, 2013, the immediately preceding business day). The restricted shares were issued subject to the applicable holding period restrictions under Rule 144 and in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC.

Return to Treasury of Shares and Issuance of Contingent Warrants

On February 15, 2013, the Company and A. Michael Chretien, a member of the board of directors of the Company, entered into a return to treasury agreement dated February 15, 2013, whereby A. Michael Chretien returned 500,000 shares of common stock of the Company, par value $0.001 per share to the Company. As consideration for A. Michael Chretien returning to treasury 500,000 shares of common stock he owns, the Company issued one four-year warrant to A. Michael Chretien with a right to purchase 500,000 shares of common stock at $0.007 per share within four years of the shareholders of the Company increasing the number of authorized shares of common stock of the Company, with piggyback registration rights. The warrant has a right of first refusal for A. Michael Chretien to exercise up to 500,000 shares prior to the Company issuing shares of common stock in any transaction. The Company issued the warrant in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC.

On February 15, 2013, the Company and Matthew Chretien, a member of the board of directors of the Company, entered into a return to treasury agreement dated February 15, 2013, whereby Matthew Chretien returned 500,000 shares of common stock of the Company, par value $0.001 per share to the Company. As consideration for Matthew Chretien returning to treasury 500,000 shares of common stock he owns, the Company issued one four-year warrant to Matthew Chretien with a right to purchase 500,000 shares of common stock at $0.007 per share within four years of the shareholders of the Company increasing the number of authorized shares of common stock of the Company, with piggyback registration rights. The warrant has a right of first refusal to exercise up to 500,000 shares prior to the Company issuing shares of common stock in any transaction, other than pursuant to the warrant issued to A. Michael Chretien (described above). The Company issued the warrant in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC.

Settlement Agreement Between the Company and a Service Provider

On February 8, 2013, Intellinetics and a service provider reached an agreement to settle outstanding accounts payable in the amount of $262,000 for the issuance of 124,726 restricted shares of common stock of the Company to the service provider (with piggyback registration rights), a lump sum payment of $50,000, and mutual release and generally for the discharge of all past, present and future claims against each other. The Company issued the restricted shares in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC.

Issuance and Conversion of Convertible Notes

Between January 28, 2013 and February 7, 2013, the Company issued nine convertible promissory notes in an aggregate amount of $350,000 to nine accredited investors who are associated with each other. The Company received proceeds in an aggregate amount of $350,000, with the final payment being received by the Company on February 7, 2013. The terms of the notes provided for maturity on July 31, 2013, with zero percent interest until maturity. The note holders also received warrants to purchase an aggregate amount of 37,500 common shares (par value $0.001 per share) at $1.96 per share. The Company used the proceeds to pay off a note held by JMJ Financial, dated August 7, 2012, to settle other accounts, for working capital and for general corporate purposes. On February 28, 2013, the note holders converted the entire principal balance of the notes into equity in the Offering disclosed above.

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

Liquidity and Capital Resource - Debt Capital Resources

Deferral of Principal and Interest Payment Relating to Notes Payable Issued by Intellinetics to the Ohio State Development Authority

Effective December 31, 2012, the Company’s sole operating subsidiary, Intellinetics, and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule relating to the June 17, 2009 note payable issued by Intellinetics to the Ohio State Development Authority in the amount of $1,012,500, bearing interest at a rate of 6.00% per annum. Pursuant to the loan modification, the Ohio State Development Authority deferred principal and interest payment for a nine month period from December 1, 2012 to May 1, 2013, with the next principal and interest payment due on June 1, 2013. Effective March 12, 2013, Intellinetics and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule, deferring principal and interest payment until December 31, 2013.  Effective June 1, 2014, Intellinetics and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule, deferring principal and interest payment until June 1, 2015.

Effective December 31, 2012, the Company’s sole operating subsidiary, Intellinetics, and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule relating to the June 3, 2011 note payable issued by Intellinetics to the Ohio State Development Authority in the amount of $750,000, bearing interest at a rate of 1% per annum for the first 12 months, then interest at rate of 7% per annum for the second 12 months. Pursuant to the loan modification, the Ohio State Development Authority deferred interest payment for a nine month period from December 1, 2012 to May 1, 2013, with the next interest payment due on June 1, 2013. Under the terms of the June 3, 2011 note, Intellinetics is not obligated to remit payments of principal until September 1, 2013.   Effective March 12, 2013, Intellinetics and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule, deferring principal and interest payment until December 31, 2013. Effective June 1, 2014, Intellinetics and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule, deferring principal and interest payment until June 1, 2015.

Both of these notes are subject to certain covenants and reporting requirements, with which the Company. In July, 2014 the Company informed the Ohio State Development Authority that the employment requirement will not be in compliance in relation to the June 17, 2009 note payable. As a result of this noncompliance, the Company’s interest rate effective October 1, 2014 from 6.00% to 7.00%. The impact of this increase is to raise the Company’s balloon payment by $6,000, which is due in September 2015, and will be waived if the Company fulfills all of its other loan commitments, including satisfying the balloon payment.

On August 14, 2014, the Company entered into a Second Amendment to Loan Agreement to the $750,000 note payable in which the Company is to provide employment of 19 full-time jobs and create an estimated twelve new full-time jobs and employment opportunities by December 31, 2015. If the Company fails, for reasons other than Market Conditions, to retain and create an aggregate of at least 25 such jobs and employment opportunities, the interest rate on the outstanding balance of the loan could increase to 10%.

The Authority Loans are subject of an intercreditor agreement involving the Bank Loan, which provides for cross notifications between the lenders in an event of a default. We have had past instances of non-compliance with certain of the loan covenants.   We are currently in compliance with the all other loan covenants. There can be no assurance that we will not become non-compliant with one or more of these covenants in the future. The current material covenants include:

Providing quarterly financial information and management certifications;

Maintaining our principal office in the state of Ohio;

Maintaining insurance for risk of loss, public liability, and worker’s compensation;
·	Delivering notice in the event of default, any pending or threatened action that would materially impair the Company;
·	Permitting the inspection of books, records, and premises;
·	Not selling or disposing of substantially all of our assets or equity or merging or consolidating with another entity without consent; and
·	Not pledging or encumbering our assets.

Summary of Current Outstanding Indebtedness

The Company’s outstanding indebtedness at September 30, 2014. is as follows:

• Promissory note held by Jackie Chretien, dated March 2, 2009, with an original principal balance of $80,000, current principal balance of $17,500, and accrued interest of $3,465.

• Promissory note held by A. Michael Chretien, dated December 29, 2001, with an original principal balance of $55,167, current principal balance of $40,415, and accrued interest of $4,363.

• Promissory note held by Ramon Shealy, dated November 24, 2012, with an original principal balance of $250,000, current principal balance of $150,000, and accrued interest of $39,872.

• Promissory note held by Ohio State Development Authority, dated July 17, 2009, with an original principal balance of $1,012,500, and current principal balance of $624,429.

• Promissory note held by Ohio State Development Authority, dated July 3, 2011,with an original principal balance of $ $750,000 and current principal balance of $681,005.

• Convertible note held by Robert C. Schroeder, dated May 12, 2014, with an aggregate original principal balance of $30,000, current principal balance of $30,000, and accrued interest of $1,184.

• Convertible notes held by six accredited investors and shareholders, dated between May 9, 2014 and June 30, 2014, with an aggregate original principal balance of $415,000, current principal balance of $415,000 and accrued interest of $13,593.

• Convertible notes held by two accredited investors and shareholders, dated July 10, 2014, with an aggregate original principal balance of $701,068, current principal balance of $701,068 and accrued interest of $15,750.

• Convertible notes held by four accredited investors, dated between May 12, 2014 and July 10, 2014, with an aggregate original principal balance of $45,000 and accrued interest of $1,324.

• Convertible note held by Matthew Chretien, dated June 6, 2014, with an original principal balance of $10,000, current principal balance of $10,000, and accrued interest of $318.

• Convertible note held by Taglich Brothers, dated July 8, 2014, with an original principal balance of $10,800, deferred financing charges of $9,000 and accrued interest of $248

There were no material commitments for capital expenditures at September 30, 2014.

Cash Flows

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2014 and 2013 was $885,528 and $2,247,426, respectively. During the nine months ended September 30, 2014, the net cash used in operating activities was primarily attributable to the net loss adjusted for non- cash expenses of $272,670 and an increase in net operating liabilities of $256,947.  During the nine months ended September 30, 2013, the net cash used in operating activities was $2,247,426, primarily attributable to the net loss adjusted for non-cash expenses of $45,721 and a decrease in net operating liabilities of $561,041.

Investing Activities

Net cash provided by (used in) investing activities for the nine months ended September 30, 2014 and 2013 amounted to $4,477 and $(22,773), respectively, and was related to the proceeds from the disposition of equipment and the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2014 amounted to $634,776. The net cash provided by financing activities resulted from new borrowings of $850,000, of which $805,000 was from related parties. New borrowings were partially offset by $215,224 of notes payable repayments, of which $15,000 was repaid to related parties.

Net cash provided by financing activities for the nine months ended September 30, 2013 amounted to $2,394,938.  The net cash provided by financing activities resulted from the sale of common stock resulting in $2,731,021 cash in 2013, offset by $336,083 of notes payable repayments, of which $139,000 was repaid to related parties.

Critical Accounting Policies and Estimates

There have been no significant changes during the nine months ended September 30, 2014. to the items that we disclosed as our critical accounting policies and use of estimates in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Form 10-K.

Liquidity, Going Concern and Management’s Plans

We have incurred substantial recurring losses since our inception. The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. During the years 2012, 2013 and the nine months ended September 30, 2014, we raised a total of $5,254,077 through issuance of debt and equity securities.   We are also in the process of exploring strategies to increase our existing revenues. We believe we will be successful in these efforts; however, there can be no assurance we will be successful in raising additional debt or equity financing or finding any other financing source to fund our operations on terms agreeable to us. These matters raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

On February 4, 2014, the Company issued two convertible promissory notes in a maximum aggregate principal amount of $350,000 to two related parties. The Company received a portion of the proceeds from the issuance of the notes in the amount of $350,000. The notes mature on September 30, 2014 and bear interest at an annual rate of interest of 10 percent until maturity. For more information, see Note 7 to the unaudited consolidated financial statements.

Between May 12, 2014 and September 30, 2014, the Company issued convertible promissory notes in an aggregate principal amount of $500,000, of which $455,000 were to related parties. The notes mature on December 31, 2015 and bear interest at an annual rate of 10 percent until maturity. See Note 7 and Note 8 to the unaudited consolidated financial statements.

On October 9, 2014, the Company issued three convertible promissory notes in an aggregate amount of $175,000 to related parties. The notes mature on December 31, 2015 and bear interest at an annual rate of 6 percent until maturity. See Note 13 to the unaudited consolidated financial statements.

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

We establish allowances for doubtful accounts based on certain percentages of accounts ninety days or more past due and when available information causes us to believe that credit loss is probable. Due to historical losses, a full valuation allowance is recognized on deferred tax assets.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)), as of September 30, 2014. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014. that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBALWISE INVESTMENTS, INC.

Dated: November 12, 2014

By:	/s/ Matthew L. Chretien
Matthew L. Chretien
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 12, 2014

By:	/s/ Kendall D. Gill
Kendall D. Gill
Chief Financial Officer

