Form 10-K
period 2014-12-31
INTELLINETICS, INC.
filed 2015-03-31
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

(614) 388-8909

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No   ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $ 1,186,548.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 7,123,074 shares of common stock, par value $0.001 per share, were outstanding as of March 27, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2014, are incorporated by reference in Part III hereof.

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

Company Overview

Intellinetics, Inc., formerly known as GlobalWise Investments, Inc. (“Intellinetics”), is a Nevada holding company incorporated in 1997, with a single operating subsidiary, Intellinetics, Inc., an Ohio corporation (“Intellinetics Ohio”), together the (“Company”). Reference in this Annual Report on Form 10-K to “we” “us” and “our” refer to the Company, unless we state otherwise or the context indicates otherwise. Intellinetics Ohio was incorporated in 1996, and on February 10, 2012, Intellinetics Ohio became the sole operating subsidiary of Intellinetics as a result of a reverse merger and recapitalization.

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

Recent Developments

On February 10, 2015, the Company issued two convertible promissory notes in a maximum aggregate principal amount of $100,000 to two accredited investors who are associated with each other. The convertible notes mature on September 30, 2015 and bear interest at an annual rate of interest of 10% until maturity. For more information, see the Note 14 to the Consolidated Financial Statements, titled “Subsequent Events” in Part II, Item 8, Financial Statements and Supplementary Data.

On March 11, 2015, the Company issued two convertible promissory notes in a maximum aggregate principal amount of $ 100,000 to two accredited investors who are associated with each other. The notes mature on December 31, 2015, and bear interest at an annual rate of interest of 10 % until maturity. For more information, see the Note 14 to the Consolidated Financial Statements, titled “Subsequent Events” in Part II, Item 8, Financial Statements and Supplementary Data.

Software and Services

Our flagship ECM platform, Intellivue TM , targets the underserved small to medium sized businesses (SMB), who in the past could not afford the turnkey platforms available only from providers such as International Business Machines Corporation (“IBM”), EMC Corporation, Hyland Software, or Perceptive Software. Intellivue delivers the six core components of ECM at an SMB-friendly price and deployment model, making cost of ownership simple to understand for buyers and distinguishing our approach from that of most ECM providers.

The six components of Intellivue TM are as follows:

•	Image-processing Application: The Intellivue TM platform includes image processing modules used for capturing, transforming and managing images of paper documents. Intellivue TM supports distributed and high volume capture, optical and intelligent character recognition, and form-processing technology. Intellivue TM ’s open architecture enables plug-and-play compatibility with industry-leading advanced capture tools from providers such as Ancora.

•	Records Management: The Intellivue TM records management module is designed to address needs relating to long-term retention of content through automation and policies, ensuring legal, regulatory and industry compliance for our clients;

•	Workflow/BPM: Intellivue TM is designed to support business processes, routing content electronically, assigning work tasks and states (e.g., reviews or approvals), and creating related audit trails;

•	Social Content: Intellivue TM addresses document sharing, collaboration and knowledge management, and project teams. Specifically, video files are the fastest-growing category of new content in this defined area. Previously referred to as “document collaboration,” social content reflects a broader audience and a range of content types;

•	Web Content Management: The Intellivue TM platform specifically addresses native functions such as templating, workflow, change management, and content deployment functions that deliver prepackaged or on-demand content (via Intellivue™ WebVue™). A key strength in this area is the ability of IntellivueTM to use our full-functioned web services based on our Software Development Kit (SDK) and Application Protocol Interface (API); and

•	Extended Components: Intellivue TM includes document composition and e-forms (via third party OEM integration partnership), search, content and web analytics (via third party Advanced OCR engine partnership), email and information archiving and packaged application integration (via Intellinetics’ DirectVue™).

Marketing and Sales

Intellinetics partnered with Intel to build its next generation IntelliCloud Channel Program.  IntelliCloud creates a selling advantage for partners by empowering them to easily embed branded, cloud/premise-based document solutions as a feature of the hardware or managed services they already provide.   IntelliCloud gives dealers of multifunction devices such as scanners and copiers a “deploy once, use many” model, where one IntelliCloud customer sale/activation creates possibilities to add other software applications that deliver more value and increase revenue.   End user customer activation is enabled by attaching a pre-configured IntelliCloud Gateway, powered by the Intel NUC (i.e., Next Unit of Computing, Intel’s computing unit), to the customer LAN (i.e., local area network), connecting any document capture device and users to the IntelliCloud system. We consider IntelliCloud to be a benchmark in power, ease of use, potential revenue impact, and affordability for both multifunction device dealers and their customers, and a strategic catalyst for MPS (i.e., managed print services), MNS (i.e., managed network services), and other productivity applications by design.

For purposes of this section, a “channel partner” is a company that we partner with who markets and sells our products and services. In 2014, 48% of our revenues related to our relationships with channel partners.  One channel partner is associated with 17% of our revenues for 2014, and one other channel partner is responsible for 12%, but there are no other channel partners who are responsible for more than 10%. In 2013, 48% of our revenues related to our relationships with channel partners.   One channel partner is associated with 18% of our revenues for 2013, but there are no other channel partners who are responsible for more than 10% of our total revenues.

IntelliCloud creates a selling advantage and strategic revenue source for channel partners by enabling them to integrate cloud-ready, turnkey, departmental document solutions into products and managed services they already deliver to:

•	Establish a new source of growing up-front and recurring revenue,
•	Regain and extend eroding profit margins from legacy hardware sales and service,
•	Increase competitive differentiation with partner branded software and/or services, and
•	Provide more value to their customers to build loyalty and decrease churn.

Competition and Market Position

The market for our products is highly competitive, and we expect that competition will continue to intensify as the ECM markets consolidate. We believe our primary competitors in our markets, (i.e., the small-to-medium business sector and public sector) are DocuWare, Square 9, and Laserfiche. The principal competitive factors affecting the market for our software products and services include: (i) vendor and product reputation; (ii) product quality, performance and price; (iii) the availability of software products on multiple platforms; (iv) product scalability; (v) product integration with other enterprise applications; (vi) software functionality and features; (vii) software ease of use; (viii) the quality of professional services, customer support services and training, and (ix) the ability to address specific customer business problems. We believe that the relative importance of each of these factors depends upon the concerns and needs of each specific customer.

We believe that Intellinetics has advantages over our competitors in the small-to-medium market. We anticipate that we will benefit from multiple specific competitive advantages:

•	Turnkey cloud or premise document workflow solutions targeting SMB buyers with benchmark value-to-price ratio,
•	Intel-enabled solution packaging and customer activation model,
•	Industry-first integrated on-demand solutions library as standard platform feature, and
•	Proprietary AuditShield compliance management module as a standard platform feature providing SMB buyers, for the first time, with a simple way to know if documents required by law or policy are missing.

We believe, with these competitive strengths, that Intellinetics is well positioned as a niche ECM provider for the small-to-medium business sector offering a complete world of ECM on one single turnkey platform – Intellivue™, requiring no modular pricing, enabling our clients to assemble, protect, find, collaborate on and ultimately use their content more effectively.

Customers

 Under the IntelliCloud Program, we market our Intellinetics Intellivue software platform to companies in the public and private sectors within the United States and Canada. Revenues from a limited number of clients have accounted for a substantial percentage of our total revenues. Intellinetics’ two largest clients, Tiburon, Inc. (“Tiburon”) a reseller and CareWorks (“CareWorks”) a direct end user, accounted for approximately 12% and 5%, respectively, of our revenues for the year ended December 31, 2014. For the year ended December 31, 2013, our two largest clients at that time, Tiburon and CareWorks, accounted for approximately 9% and 5% respectively, of our revenues.

For the years ended December 31, 2014 and 2013, government contracts represented approximately 50% and 57% of our net revenues, respectively. For the twelve months ended December 31, 2014, the most significant of those government contracts represented approximately 5% of our net revenues. In 2013, the most significant of those government contracts represented 5% of our net revenues. Due to their dependence on state, local and federal budgets, government contracts carry short terms, typically less than 18 months. Since our inception, our contracts with government customers have generally renewed on the original terms and conditions upon expiration. A significant portion of our sales to Resellers represent ultimate sales to government agencies.

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

Research and Development

We design, develop, test, market, license, and support new software products and enhancements of current products. Recent examples of significant trends in the software industry include cloud computing, mobility, social media, and software as a service. We continuously monitor our software products and enhancements to remain compatible with standard platforms and file formats. We expense as incurred, our software development costs.   For the twelve months ending December 31, 2014 and 2013, our research and development costs were $407,716 and $285,824, respectively.

Employees

As of March 25, 2015, we employed a total of 15 individuals, all are full-time employees. We believe that relations with our employees are good. None of our employees is represented by a labor union, and we do not have collective bargaining arrangements with any of our employees.

Executive Officers and Board of Directors

On December 31, 2014, our executive officers and directors included the following:

Name	Age	Title

Matthew L. Chretien [1]	47	President, Chief Executive Officer, Treasurer, and Director

Kendall D. Gill	67	Chief Financial Officer

A. Michael Chretien [1]	75	Chairman of the Board, Vice President of Compliance, Secretary

Rye D’Orazio	60	Director

Thomas D. Moss	58	Chief Software Engineer, and Director

Robert C. Schroeder	47	Director

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

Available Information

Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge via our website (www.intellinetics.com) as soon as reasonably practicable after they are filed with, or furnished, to the SEC.

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

The ability of the Company to continue as a going concern is dependent on our ability to raise sufficient capital and further implement our business plan. For the years ended December 31, 2014 and 2013, we had a net loss of $1,648,641 and $2,139,704, respectively. The Company has an accumulated deficit of $9,457,011 as of December 31, 2014. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our current Independent Registered Public Accounting Firm’s reports on our financial statements for the years ended December 31, 2014 and 2013, contained explanatory paragraphs indicating that there was substantial doubt as to the Company’s ability to continue as a going concern. Our going concern qualification is expected to significantly affect our ability to raise capital and have a meaningful negative effect on the cost of capital, if we are able to raise any capital at all.   If we are unable to raise capital, we will not be able to continue operations.

We need to continue to establish and maintain an effective system of internal controls, in order to be able to report our financial results accurately and timely, or to prevent fraud.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud.   Because Intellinetics operated as a private company without public reporting obligations before 2012, it had limited personnel and resources to apply to the development of the external reporting and compliance obligations that would be required of a public company. Intellinetics has taken and will continue to take measures to address and improve its financial reporting and compliance capabilities including the addition of financial and accounting resources, and instituting changes to satisfy its obligations in connection with joining a public company. If Intellinetics’ financial and managerial controls, reporting systems, or procedures fail, it may not be able to provide accurate financial statements on a timely basis or comply with the Sarbanes-Oxley Act.

In relation to the audit of our financial statements for the year ended December 31, 2011, our former independent registered public accounting firm informed the Company of its observations of a material weakness in internal control over financial reporting at Intellinetics, primarily related to Intellinetics having been a private company without public reporting obligations before 2012. Since the filing of our financial statements for the year ended December 31, 2011, the Company has adopted various measures to improve Intellinetics’ internal control processes and has mitigated the material weakness in internal controls at Intellinetics. However, there can be no assurance that further improvements will not be required.

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

 As of December 31, 2014, we had cash of $184,081. Our cash requirements are insufficient by approximately $180,000 per month. We expect that through the next 10-16 months, the capital requirements to fund our growth, service existing debt obligations, and cover the operating costs as a public company will consume substantially all of the cash flows that we currently generate from operations, as well as an additional $2,160,000 to $3,600,000.   We will be required to meet our needs from increased internally generated cash flows, debt financings and equity financings.   We are dependent on our ability to obtain financing to continue operations and to implement our business plan. Based on our current operating plan, we will need to obtain debt or additional equity financing in the near future. The type, timing and terms of the additional financing we may select will depend on, among other things, our cash needs, the availability of other financing sources and prevailing conditions in the financial markets. Any financing would be dilutive to our stockholders. There can be no assurance that any of these sources will be available to us at any time.   Even if additional capital is available, we may not be able to obtain debt or equity financing on terms favorable to us. If cash generated by operations is not sufficient to meet our capital requirements, the failure to obtain additional financing could result in a reduction or curtailment of our operations.

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

Our overall performance depends in part on economic conditions. The United States and world economies have, to some extent, continued to suffer from uncertainty, volatility, disruption, and other adverse conditions since the financial crisis beginning in approximately 2008, and those conditions continue to adversely impact the business community and financial markets. The sustainability and pace of the economic recovery are unknown and are beyond our control. There is no assurance that economic and business conditions will not be adverse in the future. Moreover, any instability in the global economy affects countries, including the United States, with varying levels of severity, which makes the impact on our business complex and unpredictable. During adverse economic conditions, many customers may delay or reduce technology purchases. Contract negotiations may become more protracted, or conditions could result in reductions in sales of our products, longer sales cycles, pressure on our margins, difficulties in collection of accounts receivable or delayed payments, increased default risks associated with our accounts receivable, slower adoption of new technologies, and increased price competition. Potential price inflation in the United States may increase the cost we incur to provide our solutions and may reduce profit margins on agreements that govern our provision of products or services to customers over a multi-year period. In addition, any deterioration of the United States and global credit markets could adversely impact our ability to complete sales of our products and services, including maintenance and support renewals. Any of these prolonged events, as well as a general weakening of, or declining corporate confidence in, the United States and global economy, or a curtailment in government or corporate spending could delay or decrease customer purchases, and adversely affect our business, financial condition, and results of operations.

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

We rely on close cooperation with our reseller and channel partners for sales and product development as well as for the optimization of opportunities that arise in our competitive environment. In particular, the success of our recently announced reseller program, IntelliCloudTM, is entirely dependent upon our relationships with resellers of multi-functional devices, which are currently being purchased by current and potential customers in our target markets.   Our success will depend, in part, upon our ability to maintain access to existing channels of distribution and to gain access to new channels if and when they develop. We may not be able to retain a sufficient number of our existing partners or develop a sufficient number of future partners. We are unable to predict the extent to which our partners will be successful in marketing and licensing our products. A reduction in partner cooperation or sales efforts, or a decline in the number of channels, could materially reduce revenues.

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

Our business depends on the overall demand for IT and enterprise software spend and on the economic health of our current and prospective customers. Any meaningful reduction in IT or enterprise software spending or weakness in the economic health of our current and prospective customers could harm our business in a number of ways, including longer sales cycles and lower prices for our solutions.

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

Revenues from a limited number of customers have accounted for a substantial percentage of our total revenues.   Our two largest clients account for approximately 12% and 5%, respectively, of our revenues for the year ending December 31, 2014. For the years ended December 31, 2014 and 2013, government contracts represented approximately 50% and 57% of our net revenues, respectively. For the twelve months ended December 31, 2014 and 2013, the most significant of these government contracts, represented approximately 5% and 5%, respectively, of our net revenues. Due to their dependence on state, local and federal budgets, government contracts carry short terms, typically less than 18 months. The loss of a meaningful percentage of government contracts could materially affect our business and operating results.

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

Claims of infringement are becoming increasingly common as the software industry develops and as related legal protections, including patents are applied to software products. Although we are not aware of any infringement on the rights of third parties, third parties may assert infringement claims against us in the future. Although most of our technology is proprietary in nature, we do include certain third-party software in our products. In these cases, this software is licensed from the entity holding the intellectual property rights. Although we believe that we have secured proper licenses for all third-party software that is integrated into our products, third parties may assert infringement claims against us in the future. The third parties making these assertions and claims may include non-practicing entities (known as “patent trolls”) whose business model is to obtain patent-licensing revenues from operating companies, such as ours. Any such assertion, regardless of merit, may result in litigation or may require us to obtain a license for the intellectual property rights of third parties. Such licenses may not be available, or they may not be available on reasonable terms. In addition, such litigation could be time-consuming, disruptive to our ability to generate revenues or enter into new market opportunities, and may result in significantly increased costs as a result of our defense against those claims or our attempt to license the intellectual property rights or rework our products to avoid infringement of third-party rights to ensure they comply with judicial decisions. Our agreements with our partners and end-users typically contain provisions that require us to indemnify them, with certain limitations on the total amount of such indemnification, for damages sustained by them as a result of any infringement claims involving our products. Any of the foregoing results of an infringement claim could have a significant adverse impact on our business and operating results, as well as our ability to generate future revenues and profits.

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

A significant portion of our revenues comes from contracts with the U.S. government, state and local governments, and their respective agencies, which may terminate most of these contracts at any time, without cause. The percentage of revenue from governmental contracts as a percentage of total revenue for the periods ended December 31, 2014 and December 31, 2013 were 50% percent and 57% percent, respectively.   At this time, governments and their agencies are operating under increased pressure to reduce spending. Any federal government contracts are subject to the approval of appropriations being made by the U.S. Congress to fund the expenditures under those contracts. Similarly, any contracts at the state and local levels are subject to government funding authorizations. Additionally, government contracts are generally subject to audits and investigations that could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions, or debarment from future government business.

The Company is subject to the reporting requirements of federal securities laws, causing the Company to make significant compliance-related expenditures that may divert resources from other projects, thus impairing its ability to grow.

In 2012, Intellinetics Ohio became a subsidiary of the Company and, accordingly, Intellinetics Ohio is now subject to the information and reporting requirements of the Exchange Act, and other federal securities laws, including the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the Commission and furnishing audited reports to stockholders causes our expenses to be higher than they would have been if Intellinetics Ohio had remained privately held and had not become our subsidiary.

The Sarbanes-Oxley Act and new rules subsequently implemented by the Commission have required changes in corporate governance practices of public companies. As a public company, we expect these new rules and regulations to continue to keep our compliance costs high in 2015 and beyond, and to make certain activities more time-consuming and costly. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

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

Pursuant to Rule 144 of the Securities Act, a “shell company” is defined as a company that has no or nominal operations, and either no or nominal assets, assets consisting solely of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets. As such, we were a shell company pursuant to Rule 144 prior to 2012, and sales of our securities pursuant to Rule 144 were restricted until at least twelve months from February 13, 2012, the date that we filed our Current Report on Form 8-K with the SEC, reflecting the Company’s status as a non- “shell company.” Even after February 13, 2013, investors may be reluctant to invest in our securities because they are securities of a former shell company that may not be freely tradable as securities of companies that are not former “shell companies”. In addition, since the Company is a former shell company, shareholders with restricted securities cannot rely upon Rule 144 for sales of restricted securities in the event that the Company is not current in its filing obligations under the Exchange Act.

Management exercises significant control over matters requiring stockholder approval which may result in the delay or prevention of a change in our control.

The officers, directors, and key employees of Intellinetics hold approximately 34% of our outstanding common stock. As a result, the management and key employees of Intellinetics exercise significant control over all matters requiring stockholder approval, including the election of our directors and approval of significant corporate transactions. This concentration of ownership in the management and key employees of Intellinetics may also have the effect of delaying or preventing a change in control of the Company that may be otherwise viewed as beneficial by stockholders other than Intellinetics’ management.

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

Issuances of convertible notes may result in significant dilution for our shareholders.

The Company has issued various convertible notes since 2013, which all remain outstanding. If all of any part of the outstanding interest on the convertible notes are converted into common stock, it could cause significant dilution to our current shareholders.

The Company has Outstanding Warrants having a “cashless exercise” feature.

As part of an offering of equity in 2013, the placement agent was issued warrants to purchase 214,286 shares. The placement agent warrants have a cashless exercise feature giving the placement agent the option of not paying cash to exercise the warrants but gives the placement agent the right to surrender a portion of the warrants to the Company as full payment of the exercise price and receive shares equal to the difference between the exercise price and the price of the shares at the time of exercise. The Company would not receive any proceeds from the exercise of warrants issued to the placement agent, causing dilution to existing stockholders with no corresponding influx of capital. This may affect our ability to raise additional equity capital.

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

Our property consists of an office facility measuring approximately 6,000 square feet in Columbus, Ohio that we lease for our headquarters and chief executive offices. The monthly rental payment is $3,375. The lease term continues until December 31, 2016.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

Part II

ITEM 5.                 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIE S

Market Information

Our common stock is available for quotation on the Over-the-Counter Bulletin Board under the symbol “INLX.”

The quarterly high and low closing prices of our common stock, as reported by the Over-the-Counter Bulletin Board are as follows:

Common Stock

Quarter Ended	High	Low

December 31, 2014	$0.30	$0.18
September 30, 2014	$0.70	$0.15
June 30, 2014	$0.66	$0.44
March 31, 2014	$0.81	$0.29
December 31, 2013	$0.84	$0.28
September 31, 2013	$1.26	$0.35
June 30, 2013	$1.96	$0.84
March 31, 2013	$3.43	$1.75

Holders

As of March 25, 2015 we had 105 stockholders of record. Such number of record stockholders does not include additional stockholders whose shares are held in street or nominee name by banks, brokerage firms, and other institutions on their behalf.

Dividends

We do not anticipate paying dividends on our common stock in the foreseeable future.

Unregistered Securities Issuances in Fiscal Year 2014

All unregistered securities issued in fiscal year 2014 have been previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Shares Issued and Outstanding and Shares Reserved for Exercise of Warrants

As of March 28, 2015, the Company has 7,123,074 shares of common stock issued and outstanding; and 1,288,134 shares reserved for issuance upon the exercise of outstanding warrants.

Issuer Purchase of Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial conditions and results of operations of the Company for the fiscal years ended December 31, 2014, and 2013 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Form 10-K. References in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “the Company,” “us,” “we,” “our,” and similar terms refer to Intellinetics, Inc., a Nevada corporation (“Intellinetics”), and its sole operating subsidiary, Intellinetics, Inc., an Ohio corporation (“Intellinetics Ohio”), unless we state otherwise or the context indicates otherwise.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition accrued expenses, financing operations, contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carry value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this report for the year ended December 31, 2014.

Recent Developments

Issuance of Convertible Notes

On February 10, 2015, the Company issued two convertible promissory notes in a maximum aggregate principal amount of $ 100,000 to two accredited investors who are associated with each other. The notes mature on December 31, 2015, and bear interest at an annual rate of interest of 6 % until maturity. Each note holder has a right, in their sole discretion, to convert the notes into shares of common stock, par value $ 0.001 per share, of the Company under certain circumstances at a conversion rate of $ 0.30 per share. If either note has not been fully repaid by the Company by the maturity date or converted into shares at the election of the note holders prior to the maturity date, then such note will accrue interest at the annual rate of 12 % from the maturity date until the date the convertible note is repaid in full. For more information, see the Note 14 to the Consolidated Financial Statements, titled “Subsequent Events” in Part II, Item 8, Financial Statements and Supplementary Data.

On March 11, 2015, the Company issued two convertible promissory notes in a maximum aggregate principal amount of $ 100,000 to two accredited investors who are associated with each other. The notes mature on December 31, 2015, and bear interest at an annual rate of interest of 6 % until maturity. Each note holder has a right, in their sole discretion, to convert the notes into shares of common stock, par value $ 0.001 per share, of the Company under certain circumstances at a conversion rate of $ 0.30 per share. If either note has not been fully repaid by the Company by the maturity date or converted into shares at the election of the note holders prior to the maturity date, then such note will accrue interest at the annual rate of 12 % from the maturity date until the date the convertible note is repaid in full. The Company intends to use the proceeds of the convertible notes for working capital and general corporate purposes. For more information, see the Note 14 to the Consolidated Financial Statements, titled “Subsequent Events” in Part II, Item 8, Financial Statements and Supplementary Data.

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

To date, most of our software customers install our software onto computers at their location (premises-based). In time, the Company anticipates that the provision of “cloud” application services, or software as a service (SaaS), will become a more significant part of its software sales business. We anticipate that cloud-based services will become the principal part of our software sales business and a primary source of revenues for us, because this model allows customers to avoid significant upfront costs for hardware and installation services required for a premises-based delivery. That said, we are just beginning to see our customers migrate to such cloud-based services. Our revenues from cloud-based delivery of our software, as a percentage of total revenue for the period ended December 31, 2014 and December 31, 2013, were 13% and 9% respectively.

Our current sales strategy is to focus our sales efforts toward a much greater percentage of sales through intermediaries, such as software resellers and multi-function device resellers, rather than through direct sales. We have developed marketing programs with resellers that facilitate their selling and support of our software solutions. We refer to these resellers as our “channel partners.”   We believe that our channel partner strategy improvements have increased the competitive strength of our platform of products. In addition, we have established a set of business solutions templates that provide base software configurations which we believe will facilitate our delivery and installation of software to our customers. We believe that these advancements, in the aggregate, will allow us to license and sell our products to a broader customer base, shortening our sales cycle, making margins more consistent, and allowing us to expand our sales through new channel partnerships.   In 2013 and 2014, we devoted significant efforts, in both development and marketing, in bringing about this change in core strategic focus for the Company.

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

For our sales of software our customer base has traditionally been made up of customers with larger projects that can take as much as nine months to two years to complete. For these projects, our policy is to not recognize revenue until the project is complete and delivered to our customer. As such, there are spikes in our revenue when these projects are completed and the associated revenue is recognized. As a result, revenues for sales of software without professional services and sales of software with professional services may vary widely from quarter to quarter.

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

Results of Operations

Overview - Fiscal 2014 Compared to Fiscal 2013

We reported net losses of $1,648,641 and $2,139,704 for the twelve months ended December 31, 2014, and 2013, respectively, representing a decrease in net loss of $491,063 or 23%. We reported gross profit of $1,184,847 and $968,956 for the twelve months ended December 31, 2014, and 2013, respectively, representing an increase in gross profit of $215,891 or 22%. We reported operating expenses of $2,833,488 and $3,108,660 for the twelve months ended December 31, 2014, and 2013, respectively, representing a decrease in operating expenses of $275,172. The decrease in operating expenses year-over-year was principally related to the reduction in legal and professional fees.

 Revenues

We reported total revenues of $1,485,873 and $1,554,185 for the twelve months ended December 31, 2014, and 2013, respectively, representing a decrease of $68,312 or 4%. The decrease in total revenues year-over-year is attributable to several factors as described below.

Sale of Software

Revenues from the sale of software principally consist of sales of additional or upgraded software licenses and applications to existing customers and sales of software to our resellers. These software revenues were $223,276 and $263,992, for the twelve months ended December 31, 2014, and 2013, respectively, representing a decrease of $40,716, or 15%. The decrease year-over-year in sales was due to our efforts to develop and expand our channel partner reseller organization.

Sale of Software as a Service

For those customers that wish to avoid the upfront costs of typical premises-based software installations, we provide access to our software solutions as a service, accessible through the internet. Our customers typically enter into our software as a service agreement for periods in excess of one year. Under these agreements, we generally provide access to the applicable software, data storage and related customer assistance and support. Our software as a service revenue were $189,945 and $138,607, for the twelve months ended December 31, 2014, and 2013, respectively, representing an increase of $51,338 or 37%. The increase in revenue year-over-year was primarily the result of new customers and relationships with channel partners.

Sale of Software Maintenance Services

Software maintenance services revenues consist of fees for post contract customer support services provided to license holders. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. A substantial portion of these revenues were generated from customers to whom we sold software in prior years who have continued to renew their maintenance agreements. The support and maintenance agreements typically have a term of 12 months. Our software maintenance support revenue was $865,743 and $856,755, for the twelve months ended December 31, 2014, and 2013, respectively, representing an increase of $8,988, or 1%. The increase in revenue year-over-year was primarily the result of new accounts that we have gained through our growing sales channel partner network and renewals of existing maintenance agreements.

Sales of Professional Services

Professional services revenues consist of revenues from consulting, discovery, training, and advisory services to assist customers with document management needs. These revenues include those arrangements where we do not sell software license as an element of the overall arrangement. Professional services revenues were $144,809 and $251,610, for the twelve months ended December 31, 2014 and 2013, respectively, representing a decrease of $106,801 or 43%. The decrease in revenue was primarily resulted from four large consulting contracts that were recognized in 2013.

Sale of Third Party Services

Third party services consist of third party vendor software, hardware and/or services purchases as requested by our customers in as need in conjunction with Intellinetics core software or services. Beginning in the first quarter of 2014, we separated these revenues from our other revenues, because we do not charge a mark-up on the procurement of these third-party products and services for our customers. By classifying these revenues under a separate revenue category, we are attempting to reduce the extent to which fluctuations in this revenue category impact the other categories of revenues. Third party services revenues were $62,100 and $43,221, respectively, for the twelve months ended December 31, 2014 and 2013 respectively, representing an increase of $18,879 or 44%.

Costs of Revenue

The cost of revenues during the twelve months ended December 31, 2014, and 2013 were $301,026 and $585,229, respectively, representing a decrease of $284,203, or 49%. The decrease in cost of revenue year-over-year is primarily the result of a decrease in premise software revenue in 2013 that had entailed customized features, enhancements and integration, which increased the amount of labor to meet the outlined specifications of the clients.

Gross Margins

Overall gross margin for the twelve months ended December 31, 2014, and 2013 were 80% and 62%, respectively, representing an increase of 18%. The increase in gross margin year-over-year is primarily as result of decrease of costs associated with software costs in the sale software revenues as discussed in Costs of Revenue above.

Cost of Software Revenues

Cost of software revenues consists primarily of third-party software licenses that are sold in connection with our core software applications and labor costs of our software engineers and implementation consultants. Cost of software revenues was $55,677 and $311,994 for the twelve months ended December 31, 2014, and 2013, respectively, representing a decrease of $256,317 or 82%. Gross margin for this product category increased to 75% for the twelve months ended December 31, 2014 from (18%) for the twelve months ended December 31, 2013. In 2013, we had software revenues with significant software engineering labor costs in applying the applications and implementing our software on new premise clients. In 2014, our software revenues were with less software engineering costs, since our clients had less customization than in 2013.

Cost of Software as a Service

Cost of software as a service consists primarily of technical support personnel and related costs. Cost of software as a service was $30,421 for the twelve months ended December 31, 2014, as compared to $27,592 for the twelve months ended December 31, 2013, representing an increase of $2,829, or 10%.

Gross margins for this product category were 84% and 80% for the twelve months ended December 31, 2014, and 2013.

Cost of Software Maintenance Services

Cost of software maintenance services consists primarily of technical support personnel and related costs. Cost of software maintenance services for the twelve months ended December 31, 2014 was $124,811 compared to $124,867 for the twelve months ended December 31, 2013.

Gross margins in this product category were 86% and 85% for the twelve months ended December 31, 2014, and 2013, respectively.

Cost of Professional Services

Cost of professional services consists primarily of the compensation of our software engineers and implementation consultants and related third-party costs. Cost of consulting services was $38,857 for the twelve months ended December 31, 2014, as compared to $30,878 for the twelve months ended December 31, 2013, representing an increase of $7,979 or 26%. The decrease year-over-year resulted primarily from less professional services in 2014, which decreased labor costs.

Gross margins in this product category were 73% and 88% for the twelve months ended December 31, 2014, and 2013, respectively. Gross margins related to consulting services are typically lower and may vary widely, depending upon the nature of the consulting project and the amount of labor it takes to complete a project.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $1,753,504 during the twelve months ended December 31, 2014 as compared to $2,087,169 during the twelve months ended December 31, 2013, representing a decrease of $333,665 or 16%. The decrease year-over-year was primarily due to the decrease in attorney fees and other professional fees in 2014.

Sales and Marketing Expenses

Sales and marketing expenses decreased to $804,916 during the twelve months ended December 31, 2014 as compared to $826,396 during the twelve months ended December 31, 2013, representing a decrease of $21,480 or 3%. The decrease year-over-year was primarily related to our increased emphasis on utilizing our channel partners in selling activities, which decreased our sales and marketing team travel expenses.

Depreciation

Depreciation was $24,312 for the twelve months ended December 31, 2014, as compared to $26,465 for the twelve months ended December 31, 2013, representing a decrease of $2,153 or approximately 8%. The decrease year-over-year was the result of certain assets becoming fully amortized.

Interest Expense, Net

Interest expense, net, was $250,756 during the twelve months ended December 31, 2014 as compared to $184,100 during the twelve months ended December 31, 2013, representing an increase of $66,656 or 36%. The increase year-over-year resulted primarily from an increase in the average debt balance outstanding during the twelve months ended December 31, 2014.

Liquidity and Capital Resources

We have financed our operations primarily through a combination of cash on hand, cash generated from operations, borrowings from third parties and related parties, and proceeds from private sales of equity. As of December 31, 2014, our major liquidity indicators are:

•	Cash $ 184,081;
•	Working Capital Deficiency $ (3,372,084); and
•	Through December 31, 2014 we have incurred cumulative net losses since inception of $9,457,011.

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

As of December 31, 2014, we expected that through the next 12 months, the capital requirements to fund our growth and to cover the operating costs of a public company will consume substantially all of the cash flows that we intend to generate from our operations, as well as from the proceeds of intended issuances of debt and equity securities. We further believe that during this period, while we are focusing on the growth and expansion of our business, the gross profit that we expect to generate from operations will not generate sufficient funds to cover these anticipated operating costs. Accordingly, we require external funding to sustain operations and to follow through on the execution of our business plan. However, there can be no assurance that our plans as discussed above will materialize and/or that we will be successful in funding estimated cash shortfalls through additional debt or equity capital and through the cash generated by our operations. Given these conditions, our ability to continue as a going concern is contingent upon us being able to secure an adequate amount of debt or equity capital to enable us to meet our cash requirements. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrants into established markets, the competitive environment in which we operate and the current capital raising environment. These factors, among others, raise substantial doubt that we will be able to continue as a going concern.

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

During the fiscal year ended December 31, 2014, we raised $1,225,000 in net new funds through the issuance of convertible notes. The proceeds from these notes were used primarily to fund our working capital needs and general corporate purposes, including without limitation, debt reduction.

The Company expects that through the next 12 months the capital requirements to fund the Company’s growth and to cover the operating costs as a public company will consume substantially all the cash flows that it intends to generate from its operations, in addition to the proceeds of any issuances of debt and equity securities, if consummated. The Company further believes that during this period, while the Company is focusing on the growth and expansion of its business, the gross profit that it expects to generate from operations will not generate sufficient funds to cover these anticipated operating costs. Our cash requirements are insufficient by approximately $180,000 per month. Assuming over the next 9 to 12 months, we do not increase our cash flow generated from operations, we will need an additional $2,160,000 to $3,600,000 to fund planned operations. There is no assurance that the Company’s plans as discussed above will materialize and/or that the Company will have sufficient funds to fund the Company’s operations. Given these conditions, the Company ability to continue as a going concern is contingent upon successfully managing its cash requirements.

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

Liquidity and Capital Resource - Equity Capital Resources

Shares Issued and Outstanding and Shares Reserved for Exercise of Warrants

As of March 15, 2015, the Company has 7,123,074 shares of common stock issued and outstanding; and 1,288,134 shares reserved for issuance upon the exercise of outstanding warrants.

Our shares are available for quotation on the Over-the-Counter Bulletin Board, and we believe this is important for raising capital to finance our growth plan. We intend to deploy any future capital we may raise to expand our sales and marketing capabilities, develop ancillary software products, enhance our internal infrastructure, support the accounting, auditing and legal costs of operating as a public company, and provide working capital.

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

Liquidity and Capital Resource - Debt Capital Resources

Deferral of Principal and Interest Payment Relating to Notes Payable Issued by Intellinetics to the Ohio State Development Authority

Intellinetics Ohio has issued two notes payable to the Ohio State Development Authority. In June 2014, Intellinetics Ohio and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule on both of the loans, deferring a portion of the principal and interest payments until June 1, 2015.

Both of these notes are subject to certain covenants and reporting requirements, with the Company. In July, 2014 the Company informed the Ohio State Development Authority that the employment requirement was not in compliance in relation to the Authority Loan No. 1. As a result of this noncompliance, the Company’s interest rate effective October 1, 2014 went from 6.00% to 7.00%. The impact of this increase is to raise the Company’s balloon payment by $6,000, which is due in September 2015, and will be waived if the Company fulfills all of its other loan commitments, including satisfying the balloon payment.

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

Promissory Notes

On December 31, 2014, the Company and Ramon M. Shealy converted their previous promissory notes, whose total principal balance and unpaid interest was $193,453 to a new single promissory note, with a maturity date of January 1, 2020. For more information, please see Note 7 to the Consolidated Financial Statements, titled Notes Payable.

On December 31, 2014, Intellinetics Ohio and Jackie M. Chretien, who is related to the Chairman and Secretary of the Company, and who is also related to the President, CEO, and director of the Company extended their original promissory note, with a maturity of January 1, 2015, by a Promissory Note Extension Agreement, with the maturity date of January 1, 2016 without changing any other terms of that promissory note.

On December 31, 2014, Intellinetics and A. Michael Chretien, who is the Secretary and Chairman of the Company, extended a promissory note with a maturity date of January 1, 2015, into a promissory note maturity of January 1, 2016. Without changing any other terms of that promissory note.

Issuance of Convertible Notes.

Throughout 2014, the Company issued new convertible promissory notes as a source of debt liquidity. The total principal balance of such notes issued throughout 2014 was $1,225,000. The note investors have a right, in their sole discretion, to convert the convertible notes into shares of common stock, par value $0.001 per share, of the Company at various conversion rates ranging from $0.30 to $0.56 per share. The annual rate of interest on such notes ranges from 6% to 10%, with all notes maturing on December 31, 2015. For more information, please see Note 8 to the Consolidated Financial Statements, titled Notes Payable.

Summary of Current Outstanding Indebtedness

The Company’s outstanding indebtedness at December 31, 2014 is as follows:

•	Promissory note held by Ohio State Development Authority, dated July 17, 2009, with an original principal balance of $1,012,500, and current principal balance of $600,429.

•	Promissory note held by Ohio State Development Authority, dated July 3, 2011,with an original principal balance of $750,000, and current principal balance of $657,006.

•	Convertible notes held by accredited investors, dated between June 4, 2014 and July 10, 2014, with an aggregate original principal balance of $45,000, current principal balance of $45,000 with a current discount for the beneficial conversion feature of $2,206, and accrued interest of $1,162.

•	Promissory note held by Jackie Chretien, dated March 2, 2009, with an original principal balance of $80,000, current principal balance of $15,000, and accrued interest of $3,653.

•	Promissory note held by A. Michael Chretien, dated December 29, 2001, with an original principal balance of $55,167, current principal balance of $40,415, and accrued interest of $4,867.

•	Promissory note held by Ramon Shealy, dated December 31, 2014, with a principal balance of $193,453, current principal balance of $193,453, and accrued interest of $0.

•	Convertible notes held by accredited investors, dated between May 9, 2014 to June 30, 2014, with an aggregate original principal balance of $ 415,000, current principal balance of $415,000, with a current discount for the beneficial conversion feature of $706, and accrued interest of $24,052.

•	Convertible note held by Robert Schroeder, a director of the company, dated May 12, 2014, with an aggregate original principal balance of $30,000, current principal balance of $30,000, and accrued interest of $1,940.

•	Convertible note held by Matthew L. Chretien, dated June 6, 2014, with an aggregate original principal balance of $10,000, current principal balance of $10,000, and accrued interest of $ 570.

•	Convertible notes held by two accredited investors, dated July 10, 2014, with an aggregate original principal balance of $701,068, current principal balance of $701,068 with a current discount for the beneficial conversion feature of $22,588, and accrued interest of $33,421.

•	Convertible note held by Taglich Brothers, dated July 8, 2014, with an original principal balance of $10,800, current principal balance of $10,800 and accrued interest of $521.

•	Convertible notes held by three accredited investors, dated October 9, 2014, with an aggregate original principal balance of $175,000, current principal balance of $175,000, and accrued interest of $3,979.

•	Convertible notes held by two accredited investors, dated December 17, 2014, with an aggregate original principal balance of $200,000, current principal balance of $200,000 and accrued interest of $767.

There were no material commitments for capital expenditures at December 31, 2014.

Cash Flows

Operating Activities

Net cash used in operating activities for the twelve months ended December 31, 2014, and 2013 was $1,040,231 and $2,460,410, respectively. During the twelve months ended December 31, 2014, the net cash used in operating activities was primarily attributable to the net loss adjusted for non- cash expenses of $286,137, a decrease in operating assets of $4,932 and an increase in operating liabilities of $327,205. During the twelve months ended December 31, 2013, the net cash used in operating activities was primarily attributable to the net loss adjusted for non- cash expenses of $44,390, an increase in operating assets of $167,638 and a decrease in operating liabilities of $532,734.

Investing Activities

Net cash (provided) or used in investing activities for the twelve months ended December 31, 2014, and 2013 amounted to $(4,477) and $21,562, respectively, and was related to the (disposal) of or purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the twelve months ended December 31, 2014 amounted to $959,275. The net cash provided by financing activities resulted primarily from new borrowings of $1,225,000, of which $1,180,000 was borrowed from related parties, offset by $265,725 in repayments of which $17,500 was repaid to related parties.

Net cash provided by financing activities for the twelve months ended December 31, 2013 was $2,696,296. New borrowings of $320,000 were partially offset by $354,725 of notes payable repayments, of which $146,500 was repaid to related parties. The sale of common stock resulted in $2,731,021 in cash during 2013.

Critical Accounting Policies and Estimates

Liquidity, Going Concern and Management’s Plans

We have incurred substantial recurring losses since our inception. The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. During the years 2012, 2013 and 2014 we raised a total of $5,629,077 through issuance of debt and equity securities.   We are also in the process of exploring strategies to increase our existing revenues. We believe we will be successful in these efforts; however, there can be no assurance we will be successful in raising additional debt or equity financing or finding any other financing source to fund our operations on terms agreeable to us. These matters raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

Since the end of Fiscal Year 2014, on February 10 and March 10, 2015, the Company issued four convertible promissory notes in a maximum aggregate principal amount of $200,000 to two accredited investors who are associated with each other. The notes mature on December 31, 2015 and bear interest at an annual rate of interest of 6 percent until maturity. For more information, see Note 15 to the Consolidated Financial Statements, titled “Subsequent Events” in Part II, Item 8, Financial Statements and Supplementary Data.

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

The accounting guidelines require that the software license revenue to be recognized together with the professional services based on contract accounting using either the percentage-of-completion or completed-contract method. The Company recognizes revenues for these contracts under the completed-contract method, as we believe it is the appropriate method through December 31, 2014.The contract is considered to be complete when persuasive evidence of an arrangement exists, the software has been installed on the customer’s site, there are no significant uncertainties surrounding acceptance by the customer, the fees are fixed and determinable, and collection is considered probable.

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

(1) Financial Statements.

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2014, and 2013

Statements of Operations For the Years Ended December 31, 2014, and 2013

Statements of Stockholders’ Equity For the Years Ended December 31, 2014, and 2013

Statements of Cash Flows For the Years Ended December 31, 2014, and 2013

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Intellinetics, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Intellinetics, Inc. and Subsidiary (the “Company”) as of December 31, 2014, and 2013, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2014, and 2013, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ GBQ Partners LLC

Columbus, Ohio
March 31, 2015

Part I Financial Information

Item 1. Financial Statements

INTELLINETICS, INC. and SUBSIDIARY

Condensed Consolidated Balance Sheets

	December 31,	December 31,
	2014	2013

ASSETS
Current assets:
Cash	$184,081	$260,560
Accounts receivable, net	99,061	144,071
Prepaid expenses and other current assets	45,668	39,242

Total current assets	328,810	443,873

Property and equipment, net	28,671	53,226
Other assets	27,809	28,925

Total assets	$385,290	$526,024

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$615,305	$500,322
Deferred revenues	563,998	482,428
Deferred compensation	215,012	-
Notes payable - current	756,614	391,266
Notes payable - related party - current	1,549,965	320,000
Total current liabilities	3,700,894	1,694,016

Long-term liabilities:
Deferred compensation	-	215,012
Notes payable - net of current portion	543,615	1,114,394
Notes payable - related party	217,479	222,915
Deferred interest expense	103,242	83,942
Other long-term liabilities - related parties	73,769	36,938

Total long-term liabilities	938,105	1,673,201

Total liabilities	4,638,999	3,367,217

Stockholders' deficit:
Common stock, $0.001 par value, 50,000,000 shares authorized; 7,123,074 and 6,765,930 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	14,124	13,767
Additional paid-in capital	5,189,178	4,953,410
Accumulated deficit	(9,457,011)	(7,808,370)
Total stockholders' deficit	(4,253,709)	(2,841,193)
Total liabilities and stockholders' deficit	$385,290	$526,024

See notes to these condensed consolidated financial statements.

INTELLINETICS, INC. and SUBSIDIARY

Consolidated Statements of Operations

	For the Year Ended December 31,
	2014	2013

Revenues:
Sale of software	$223,276	$263,992
Software as a service	189,945	138,607
Software maintenance services	865,743	856,755
Professional services	144,809	251,610
Third Party services	62,100	43,221

Total revenues	1,485,873	1,554,185

Cost of revenues:
Sale of software	55,677	311,994
Software as a service	30,421	27,592
Software maintenance services	124,811	124,867
Professional services	38,857	30,878
Third Party services	51,260	89,898

Total cost of revenues	301,026	585,229

Gross profit	1,184,847	968,956

Operating expenses:
General and administrative	1,753,504	2,087,169
Sales and marketing	804,916	826,396
Depreciation	24,312	26,465

Total operating expenses	2,582,732	2,940,030

Loss from operations	(1,397,885)	(1,971,074)

Other income (expense)
Derivative gain	-	15,470
Interest expense, net	(250,756)	(184,100)

Total other income (expense)	(250,756)	(168,630)

Net loss	$(1,648,641)	$(2,139,704)

Basic and diluted net loss per share:	$(0.24)	$(0.33)

Weighted average number of common shares outstanding - basic and diluted	6,856,928	6,469,936

See notes to these condensed consolidated financial statements.

INTELLINETICS, INC. and SUBSIDIARY

Condensed Consolidated Statement of Stockholders' Deficit

For the Twelve Months Ended December 31, 2013 and 2014

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2013	5,212,831	$11,214	$1,374,072	($5,668,666)	($4,283,380)

Convertible Securities Exercised	285,481	285	588,585	-	588,870

Shares issued for outstanding debt	124,761	125	261,875	-	262,000

Shares return	(1,000,000)	0	-	-	-

Private Placement of Stock	2,142,857	2,143	2,728,878	-	2,731,021

Net Loss	-	0	-	(2,139,704)	(2,139,704)

Balance, December 31, 2013	6,765,930	13,767	$4,953,410	$(7,808,370)	$(2,841,193)

Stock issued for services	357,144	357	199,643	-	200,000

Beneficial conversion of convertible notes	-	-	36,125	-	36,125

Net loss	-	-	-	(1,648,641)	(1,648,641)

Balance, December 31, 2014	7,123,074	$14,124	$5,189,178	$(9,457,011)	$(4,253,709)

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(1,648,641)	$(2,139,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24,312	26,465
Bad debt expense	43,516	21,488
Amortization of deferred financing costs	11,917	8,314
Amortization of beneficial conversion option	10,626	2,387
Amortization of original issue discount	-	1,206
Gain on disposal of property and equipment	(4,234)	-
Gain on derivative	-	(15,470)
Stock issued for services	200,000	-
Changes in operating assets and liabilities:
Accounts receivable	1,494	166,854
Prepaid expenses and other current assets	(6,426)	784
Accounts payable and accrued expenses	114,983	(354,249)
Other long-term liabilities - related parties	111,352	(37,419)
Deferred interest expense	19,300	42,502
Deferred revenues	81,570	(88,840)
Deferred compensation	-	(94,728)
Total adjustments	608,410	(320,706)
Net cash used in operating activities	(1,040,231)	(2,460,410)

Cash flows from investing activities:
Proceeds for property and equipment	9,060	-
Purchases of property and equipment	(4,583)	(21,562)
Net cash provided by (used in) investing activities	4,477	(21,562)

Cash flows from financing activities:
Proceeds from notes payable	$45,000	$320,000
Proceeds from notes payable - related parties	1,180,000	-
Repayment of notes payable	(248,225)	(208,225)
Repayment of notes payable - related parties	(17,500)	(146,500)
Sale of common stock	-	2,731,021
Net cash provided by financing activities	959,275	2,696,296

Net increase (decrease) in cash	(76,479)	214,324
Cash - beginning of period	260,560	46,236
Cash - end of period	$184,081	$260,560

Supplemental disclosure of cash flow information:
Cash paid during the period for interest and taxes	$65,147	$138,070

Supplemental disclosure of non-cash financing activities:
Accrued interest refinanced in notes payable - related parties	$74,521	$-
Discount on notes payable for beneficial conversion feature	3,125
Discount on notes payable - related parties for beneficial conversion feature	33,000
Notes payable - related parties issued for debt financing costs	10,800
Accounts payable and accrued interest converted to equity	-	286,370
Notes payable converted to equity	-	469,500
Notes payable - related party converted to equity	-	95,000
Total non-cash financing activities	$121,446	$850,870

See Notes to these condensed consolidated financial statements

INTELLINETICS INVESTMENTS, INC. AND SUBSIDIARY

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

Through December 31, 2014, the Company has incurred an accumulated deficit since inception of $ 9,457,011 and has recent negative cash flows from operations. At December 31, 2014, the Company had a cash balance of $ 184,081, primarily as a result of the issuance of convertible notes discussed in detail elsewhere in the Form 10-K.

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

The Company expects that through the next 12 months, the capital requirements to fund the Company’s growth and to cover the operating costs as a public company will consume substantially all of the cash flows that it intends to generate from its operations, in addition to proceeds of any issuances of debt and equity securities, if consummated.   The Company further believes that during this period, while the Company is focusing on the growth and expansion of its business, the gross profit that it expects to generate from operations will not generate sufficient funds to cover these anticipated operating costs.   Our cash requirements are insufficient by approximately $ 180,000 per month.   During 2014, the Company has used the proceeds from the convertible note issuances to sustain operations and to follow through on the execution of its business plan.   Assuming over the next 12 months, we do not increase our cash flow generated from operations, we will need an additional $ 2,160,000 to $ 3,600,000 to fund planned operations and service existing debt obligations. There is no assurance that the Company’s plans as discussed above will materialize and/or that the Company will have sufficient funds to fund the Company’s operations.   Given these conditions, the Company’s ability to continue as a going concern is contingent upon successfully managing its cash requirements.   In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrants into established markets, the competitive environment in which the Company operates and its cash requirements.   These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the twelve months ended December 31, 2014, the Company raised $ 1,225,000 in net new funds through the issuance of contingently convertible notes.   The Company used the net proceeds for working capital and general corporate purposes, including without limitation, debt reduction.

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

On September 1, 2014, the Company changed its name from GlobalWise Investments, Inc., to Intellinetics, Inc. and effected a seven (7)-to-one (1) reverse stock split of the Company’s common stock . All share and per share amounts herein have been adjusted to reflect the reverse stock split.

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

The number of customers that comprise the Company’s customer base, along with the different industries, governmental entities and geographic regions, in which the Company’s customers operate, limits concentrations of credit risk with respect to accounts receivable. The Company does not generally require collateral or other security to support customer receivables; however, the Company may require its customers to provide retainers, up-front deposits or irrevocable letters-of-credit when considered necessary to mitigate credit risk. The Company has established an allowance for doubtful accounts based upon facts surrounding the credit risk of specific customers and past collections history. Credit losses have been within management’s expectations. At December 31, 2014 and December 31, 2013, the Company allowances for doubtful accounts were $ 2,015 and $ 27,635 respectively.

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

Both employee and non-employee grants of stock were fully vested at their respective date of grants. For the twelve months ended December 31, 2014, and 2013, the Company recorded share-based compensation to non-employees of $ 200,000 and $-0- , respectively.

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

Research and Development

We design, develop, test, market, license, and support new software products and enhancements of current products. We continuously monitor our software products and enhancements to remain compatible with standard platforms and file formats. We expense as incurred, our software development costs. For the twelve months ending December 31, 2014 and 2013, our research and development costs were $407,716 and $285,824, respectively.

Recent Accounting Pronouncement

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The core principle of ASU 2014-09 is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, ASU 2014-09 requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, (v) recognize revenue when (or as) the entity satisfies a performance obligation. Entities will generally be required to make more estimates and use more judgment than under current guidance, which will be highlighted for users through increased disclosure requirements. ASU 2014-09 is effective for public entities for annual periods beginning after December 15, 2016, including interim periods therein. Three basic transition methods are available – full retrospective, retrospective with certain practical expedients, and a cumulative effect approach. Early adoption is prohibited. Management is in the process of evaluating the impact that adoption of ASU 2014-09 will have on the consolidated financial statements and has not yet determined the method by which the Company will adopt the standard.

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

Advertising

The Company expenses the cost of advertising as incurred. Advertising expense for the twelve months ended December 31, 2014, and 2013 amounted to approximately $ 3,430 and $ 37,698, respectively.

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

Deferred income taxes are recognized for the tax consequences in future years of temporary differences between the financial reporting and tax bases of assets and liabilities as of each period-end based on enacted tax laws and statutory rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A 100% valuation allowance has been established on deferred tax assets at December 31, 2014 and December 31, 2013, due to the uncertainty of our ability to realize future taxable income.

The Company accounts for uncertainty in income taxes in its financial statements as required under ASC 740, Accounting for Uncertainty in Income Taxes. The standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition accounting. The Company’s tax returns prior to 2011 are closed. Management determined there were no material uncertain positions taken by the Company in its tax returns.

Statement of Cash Flows

For purposes of reporting cash flows, cash includes cash on hand and demand deposits held by banks.

Reclassification

Certain amounts in the 2013 condensed consolidated financial statements have been reclassified to conform to current year presentation.

6.	Property and Equipment

Property and equipment are comprised of the following:

	December 31, 2014	December 31, 2013
Computer hardware and purchased software	$297,242	$301,908
Leasehold improvements	221,666	221,666
Furniture and fixtures	88,322	88,322
Total	607,230	611,896
Less: accumulated depreciation and amortization	(578,559)	(558,670)
Property and equipment, net	$28,671	$53,226

Total depreciation expense on the Company’s property and equipment for the twelve months ended December 31, 2014, and 2013 amounted to $ 24,312 and $ 26,465, respectively.

7.   Notes Payable

On March 24, 2004, the Company issued a note payable to a bank for $ 201,024, bearing a current interest rate of 6.25 % per annum (the “Bank Loan”). Monthly principal and interest payments are $ 3,826 each with the final payment was paid on April 30, 2014. The Company does not have any on-going relationship with the lender.

On July 17, 2009, the Company issued a note payable to the Ohio State Development Authority in the amount of $1,012,500, bearing interest at a rate of 6.00 % per annum (“Authority Loan No. 1”). Pursuant to the terms of the loan, the Company was required to pay only interest through September 30, 2010 and then monthly principal and interest payments of $ 23,779 each through September 1, 2015. The note is secured by a senior secured interest on all business assets financed with loan proceeds, as well as a second secured interest in all business assets. Upon maturity, by acceleration or otherwise, the Company shall pay a loan participation fee of $101,250, which is accounted for as a loan premium, accreted monthly, utilizing the interest method, over the term of the loan. In June, 2014, Intellinetics and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule relating to Authority Loan No.1, deferring a portion of the principal and interest payment until June 1, 2015. As of December 31, 2014, the principal amount outstanding under Authority Loan No. 1 was $600,429.

On June 3, 2011, the Company issued a note payable to the Ohio State Development Authority in the amount of $750,000, bearing interest at a rate of 1 % per annum for the first 12 months, then interest at rate of 7 % per annum for the second 12 months (“Authority Loan No. 2”). The Company was not obligated to remit payments of principal until September 1, 2013. The monthly principal and interest payments, beginning on the third anniversary of the loan origination, are $ 14,850 and are payable on a monthly basis through August 1, 2018. The note is secured by a senior secured interest on all business assets financed with loan proceeds, as well as a second secured interest in all business assets. Upon maturity, by acceleration or otherwise, the Company shall pay a loan participation fee of $ 75,000 , which is accounted for as a loan premium, accreted monthly utilizing the interest method, over the term of the loan. The interest rate of 1% during the first 12 months of this loan was considered to be below market for that period. The Company further determined that over the life of the loan, the effective interest rate was 5.6 % per annum. Accordingly, during the first 12 months of the loan, the Company recorded interest expense at the 5.6 % rate per annum. The difference between the interest expense accrual at 5.6% and the stated rate of 1% over the first 12 months is credited to deferred interest. The deferred interest amount that is accumulated over the first 12 months of the loan term will be amortized as a reduction to interest expense over the remaining term of the loan. At December 31, 2014 and December 31, 2013 deferred interest of $103,242 and $ 83,942, respectively, was reflected within long-term liabilities on the accompanying condensed consolidated balance sheets. In June, 2014, Intellinetics and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule, deferring a portion of the principal and interest payment until June 1, 2015. As of December 31, 2014, the principal amount outstanding under Authority Loan No. 2 was $657,006.

The Authority Loans were granted to the Company in connection with the State of Ohio’s economic development programs. The proceeds from these loans were used by the Company to support its efforts in developing software solutions for its customers.

These Authority Loans are subject to certain covenants and reporting requirements. Intellinetics is required to, within three years of the respective loan origination dates of each of the Authority Loans, have created and/or retained an aggregate of 25 full time jobs in the State of Ohio. Should Intellinetics not have attained these employment levels by the respective dates, then the interest rates on the Authority Loans shall increase to 10% per annum. In July, 2014, the Company informed the State of Ohio that it would not meet the employment level of 15 new full-time employees as well as retain 10 existing full-time employees. As a result of this non-compliance with a covenant of Authority Loan No. 1, the Development Services Agency exercised its right to increase the interest rate from 6.0% to 7.0%, effective October 1, 2014. The approximate impact of this increase is to raise the Company’s balloon payment by $6,000 on Authority Loan No. 1, which is due in September 2015. We have had past instances of non-compliance with certain of the loan covenants. We are currently in compliance with the all other loan covenants. There can be no assurance that we will not become non-compliant with one or more of these covenants in the future.

Between June 4, 2014 and July 10, 2014, the Company issued convertible promissory notes in an aggregate amount of $45,000 (the “Notes in an Aggregate Amount of $45,000”) to accredited investors who are associated with each other (the accredited investors collectively referred to as the (“$45,000 Investors”). The Convertible Notes mature on December 31, 2015 (the “Maturity Date”) and bear interest at an annual rate of interest of 10 percent until maturity, with interest payable quarterly. The Note Investors have a right, in their sole discretion, to convert the Convertible Notes into shares of Common Stock, par value $0.001 per share, of the Company under certain circumstances at a conversion rate of $0.56 per Share. The Company recognized a beneficial conversion feature in the amount of $3,125. Interest expense recognized on the amortization of the beneficial conversion feature was $919 for year ended December 31, 2014. If the Convertible Notes have not been fully repaid by the Company by the Maturity Date or converted into shares at the election of the Convertible Note Investors prior to the Maturity Date, then such Convertible Notes will accrue interest at the annual rate of 12% from the Maturity Date until the date the Convertible Notes are repaid in full. Any interest not paid quarterly will also accrue interest at the annual rate of 12%. The Company used the proceeds of the Convertible Note for working capital, general corporate purposes, and debt repayment.

The table below reflects all notes payable at December 31, 2014 and December 31, 2013, respectively, with the exception of related party notes disclosed in Note 8 - Notes Payable - Related Parties.

	December 31,	December 31,
	2014	2013
Bank Loan, due April 30, 2014	$-	$13,872
Authority Loan No. 1, due September 1, 2015	600,429	741,788
Authority Loan No. 2, due August 1, 2018	657,006	750,000
Notes payable due December 31, 2015	42,794	-
Total notes payable	$1,300,229	$1,505,660
Less current portion	(756,614)	(391,266)
Long-term portion of notes payable	$543,615	$1,114,394

Future minimum principal payments of these notes payable with the exception of the related party notes in Note 8 - Notes Payable - Related Parties, as described in this Note 7 are as follows:

For the Twelve-Month
Period Ended December 31,	Amount
2015	$756,614
2016	144,743
2017	155,207
2018	243.665
Total	$1,300,229

As of December 31, 2014 and December 31, 2013, accrued interest for these notes payable with the exception of the related party notes in Note 8 - Notes Payable - Related Parties, was $ 186,783 and $ 152,875, respectively, and was reflected within accounts payable and accrued expenses on the consolidated balance sheets. As of December 31, 2014 and December 31, 2013, accrued loan participation fees were $155,045 and $ 134,576, respectively, and reflected within accounts payable and accrued expenses on the consolidated balance sheets. As of December 31, 2014 and December 31, 2013, deferred financing costs were $ 10,324 and $ 18,640, respectively, and were reflected within other assets on the consolidated balance sheets.

With respect to all notes outstanding (other than the notes to related parties), for the twelve months ended December 31, 2014, and 2013, interest expense, including the amortization of deferred financing costs, accrued loan participation fees, original issue discounts, deferred interest and related fees and the embedded conversion feature was $ 126,098 and $ 168,824 , respectively.

8.	Notes Payable - Related Parties

On March 29, 2012, the Company issued an unsecured note payable to Ramon Shealy a then -director of the Company, who subsequently resigned from the Board of Directors on December 17, 2012, for personal reasons, in the amount of $ 238,000 , bearing interest at a rate of 10 % for the term of the note. All principal and interest was due and payable on September 27, 2012, but was later extended to November 24, 2012. On April 16, 2012, the Company issued a note payable to Mr. Shealy, in the amount of $ 12,000, bearing interest at a rate of 10 % per quarter. All principal and interest was due on July 15, 2012, but was later extended to November 24, 2012. On November 24, 2012 the two notes were combined into a $250,000 promissory note, under the same terms, with a maturity date of January 1, 2014. On December 24, 2013 the $250,000 promissory note, was extended under the same terms, with a maturity date of January 1, 2015.   On March 13, 2013, the Company paid $ 100,000 of the principal amount of the $250,000 promissory note to Mr. Shealy. On December 31, 2014, the Company and Ramon Shealy agreed to cancel the previous notes and extensions set forth above, and issue a new single promissory note with accrued interest of $43,453, to a total principal and interest in the amount of $193,453, payable in sixty monthly installments beginning January 31, 2015, with a maturity date of January 1, 2020. Interest will accrue at 10% on the outstanding balance until paid in full. All other provisions of the original Promissory Note shall prevail unless specifically set forth herein or otherwise agreed in writing by the parties.

On March 2, 2009, the Company issued an unsecured promissory note payable to Ms. Chretien, in the amount of $80,000 due January 1, 2014 and bearing interest at 5% per annum, with the principal and interest to be paid at maturity. On December 27, 2013 the $80,000 promissory note was extended under the same terms, with a maturity date of January 1, 2015. On December 31, 2014 the $80,000 promissory note was extended under the same terms, with a maturity date of January 1, 2016. During the twelve months ended December 31, 2014, the Company paid $17,500 in principal to Ms. Chretien related to this note. As of December 31, 2014 the note had a principal balance of $15,000 and accrued interest of $3,653.

On December 29, 2001, the Company issued an unsecured promissory note payable to A. Michael Chretien, a Founder of the Company, in the amount of $ 55,167, with any unpaid principal and interest due on January 1, 2014. During 2013, the Company paid $ 11,250 in accrued interest to A. Michael Chretien. On December 27, 2013, the note was extended, under the same terms, with a maturity of January 12, 2015. On December 31, 2014, the note was extended under the same terms, with a maturity of January 1, 2016.  As of December 31, 2014, the note had a principal balance of $ 40,415 and accrued interest of $ 4,867.

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

On November 12, 2013, the Company issued two convertible promissory notes in an aggregate amount of $160,000 to two accredited investors who are associated with each other and are shareholders of the Company. The Company received proceeds in the amount of $160,000. The notes provide for maturity on July 31, 2014 and provide for 10% interest until maturity. The note holders have a right, at their sole discretion, to convert the notes into equity under certain circumstances at $0.70 per share. The Company recognized a beneficial conversion feature in the amount of $32,000. Interest expense recognized on the amortization of the beneficial conversion feature was $9,412 for the year ended December 31, 2014. If the notes are not paid off by the Company, with the consent of the investors, by the maturity date or converted in to equity at the election of the investors prior to the maturity date, the note will accrue interest in the amount of 15 % from the maturity date until the note is paid in full. These notes were exchanged on July 10, 2014. See further disclosures below.

On December 27, 2013, the Company issued two convertible promissory notes in an aggregate amount of $160,000 to two accredited investors who are associated with each other and are shareholders of the Company. The Company received proceeds in the amount of $160,000. The notes provide for maturity on July 31, 2014 and provide for 10% interest until maturity. The note holders have a right, at their sole discretion, to convert the notes into equity under certain circumstances at $0.56 per share. No beneficial conversion feature was recognized. If the notes are not paid off by the Company, with the consent of the investors, by the maturity date or converted in to equity at the election of the investors prior to the maturity date, the note will accrue interest in the amount of 15 % from the maturity date until the note is paid in full. These notes were exchanged on July 10, 2014. See further disclosures below

On February 4, 2014, the Company issued two convertible promissory notes in a maximum aggregate principal amount of $350,000 to two accredited investors who are associated with each other and are shareholders of the Company. The notes mature on September 30, 2014, and bear interest at an annual rate of interest of 10 % until maturity. Each note holder has a right, in their sole discretion, to convert the notes into shares of common stock, par value $ 0.001 per share, of the Company under certain circumstances at a conversion rate of $ 0.56 per share. No beneficial conversion feature was recognized. If either note has not been fully repaid by the Company by the maturity date or converted into shares at the election of the note holders prior to the maturity date, then such note will accrue interest at the annual rate of 15 % from the maturity date until the date the convertible note is repaid in full. The Company used the proceeds of the convertible notes for working capital and general corporate purposes. These notes were exchanged on July 10, 2014. See further disclosures below.

Between May 9, 2014 and June 30, 2014, the Company issued convertible promissory notes in an aggregate amount of $415,000 (the “Notes in an Aggregate Amount of $415,000”) to accredited investors who are associated with each other and are shareholders of the Company, (the accredited investors collectively referred to as the (“$415,000 Investors”). The Convertible Notes mature on December 31, 2015 (the “Maturity Date”) and bear interest at an annual rate of interest of 10 percent until maturity, with interest payable quarterly. The Note Investors have a right, in their sole discretion, to convert the Convertible Notes into shares of Common Stock, par value $0.001 per share, of the Company under certain circumstances at a conversion rate of $0.56 per Share. For one note in the amount of $8,000, the Company recognized a beneficial conversion feature in the amount of $1,000. Interest expense recognized on the amortization of the beneficial conversion feature was $294 for the year ended December 31, 2014. If the Convertible Notes have not been fully repaid by the Company by the Maturity Date or converted into shares at the election of the Convertible Note Investors prior to the Maturity Date, then such Convertible Notes will accrue interest at the annual rate of 12% from the Maturity Date until the date the Convertible Notes are repaid in full. Any interest not paid quarterly will also accrue interest at the annual rate of 12%. The Company used the proceeds of the Convertible Note for working capital, general corporate purposes, and debt repayment. As December 31, 2014, the notes had accrued interest of $24,052.

On May 12, 2014, the Company issued a convertible promissory note in an aggregate amount of $30,000 (the “Note in an Aggregate Amount of $30,000”) to Robert Schroeder, a director of the Company. The Convertible Notes mature on December 31, 2015 (the “Maturity Date”) and bear interest at an annual rate of interest of 10 percent until maturity, with interest payable quarterly. Robert Schroeder has a right, in his sole discretion, to convert the Convertible Note into shares of Common Stock, par value $0.001 per share, of the Company under certain circumstances at a conversion rate of $0.56 per Share. No beneficial conversion feature was recognized. If the Convertible Notes have not been fully repaid by the Company by the Maturity Date or converted into shares at the election of the Convertible Note Investors prior to the Maturity Date, then such Convertible Notes will accrue interest at the annual rate of 12% from the Maturity Date until the date the Convertible Notes are repaid in full. Any interest not paid quarterly will also accrue interest at the annual rate of 12%. The Company used the proceeds of the Convertible Note for working capital, general corporate purposes, and debt repayment. As of December 31, 2014, the note had accrued interest of $1,940.

On June 6, 2014, the Company issued a convertible promissory note in an aggregate amount of $10,000 (the “Note in an Aggregate Amount of $10,000”) to Matthew L. Chretien, President, CEO and a director of the Company. The Convertible Notes mature on December 31, 2015 (the “Maturity Date”) and bear interest at an annual rate of interest of 10 percent until maturity, with interest payable quarterly. Matthew L. Chretien has a right, in his sole discretion, to convert the Convertible Note into shares of Common Stock, par value $0.001 per share, of the Company under certain circumstances at a conversion rate of $0.56 per Share. No beneficial conversion feature was recognized. If the Convertible Notes have not been fully repaid by the Company by the Maturity Date or converted into shares at the election of the Convertible Note Investors prior to the Maturity Date, then such Convertible Notes will accrue interest at the annual rate of 12% from the Maturity Date until the date the Convertible Notes are repaid in full. Any interest not paid quarterly will also accrue interest at the annual rate of 12%. The Company used the proceeds of the Convertible Note for working capital, general corporate purposes, and debt repayment. As of December 31, 2014, the note had accrued interest of $570.

The Company retained Taglich Brothers, Inc. (the “Placement Agent”) as a placement agent for the sale of the Convertible Notes, which sale concludes a private offering of debt in the amount of $500,000, (the “Offering”). In connection with the Offering, On July 8, 2014, the Company paid the Placement Agent in the form of a convertible note with a principal amount of $10,800, (with terms identical to the Convertible Notes set forth above), which represented an 8% commission of the gross proceeds. In addition, the Placement Agent earned warrants to purchase 24,107 shares of Common Stock, which represented 10% of the shares of Common Stock into which the Convertible Notes the placement agent sold in the offering could be converted into at $0.56 per share (the “Placement Agent Warrants”), which have an exercise price of $0.56 per share of Common Stock, will be exercisable for a period of four years, contain customary cashless exercise and anti-dilution protection and are entitled to registration rights No beneficial conversion feature was recognized. The Company recorded deferred financing charges in the amount of $10,800, which are being amortized over the life of the promissory note. During the year ended December 31, 2014 the Company amortized $3,600 of the financing expense related to this note. As of December 31, 2014, the note had accrued interest of $521.

On July 10, 2014, the Company exchanged all of 1) the November 12, 2013 Convertible Promissory Notes in the aggregate amount of $160,000, 2) the December 27, 2013 Convertible Promissory Notes in the aggregate amount of $160,000, and 3) the February 4, 2013 Convertible Promissory Notes in the aggregate amount of $350,000 for Convertible Promissory Notes, for Convertible Promissory Notes dated July 10, 2014 in the aggregate amount of $701,068, which included accrued interest of approximately $31,067 as of July 10, 2014.The Convertible Promissory Notes matures on December 31, 2015 (the “Maturity Date”) and bear interest at an annual rate of interest of 10 percent until maturity, with interest payable quarterly. The Investor has a right, in his sole discretion, to convert the Convertible Note into shares of Common Stock, par value $0.001 per share, of the Company under certain circumstances, at a conversion rate of $0.56 per share. For two notes in the aggregate amount of $160,000, the Company recognized a beneficial conversion feature in the amount of $32,000. Interest expense recognized on the amortization of the beneficial conversion feature was $9,412 for the year ended December 31, 2014. If the Convertible Note have not been fully repaid by the Company by the Maturity Date or converted into shares at the election of the Convertible Note Investor prior to the Maturity Date, then such Convertible Note will accrue interest at the annual rate of 12% from the Maturity Date until the date the Convertible Note is repaid in full. Any interest not paid quarterly will also accrue interest at the annual rate of 12%. The Company used the proceeds of the Convertible Note for working capital, general corporate purposes, and debt repayment. As of December 31, 2014 the notes had accrued interest of $ 33,421.

On October 9, 2014, the Company issued three convertible promissory notes in the amounts of $80,000, $80,000, and $15,000, (the “Notes in the Aggregate Amount of $175,000”) to three accredited investors. Robert C. Schroeder, a director of the Company, purchased the note in the amount of $15,000. The notes mature on December 31, 2015, and bear interest at an annual rate of interest of 6 percent until maturity, with interest payable quarterly. The note investors have a right, in their sole discretion, to convert the notes into shares of Common Stock, par value $0.001 per share, of the Company under certain circumstances at a conversion rate of $0.30 per Share. No beneficial conversion feature was recognized. If the convertible notes have not been fully repaid by the Company by the maturity date or converted into shares at the election of the note investors prior to the maturity date, then such notes will accrue interest at the annual rate of 12% from the maturity date until the date the notes are repaid in full. Any interest not paid quarterly will also accrue interest at the annual rate of 12%. The Company used the proceeds of the notes for working capital, general corporate purposes, and debt repayment. As of December 31, 2014 the notes had accrued interest of $ 3,979.

On December 17, 2014, the Company issued two convertible promissory notes in a maximum aggregate principal amount of $200,000 to two accredited investors who are associated with each other and are shareholders of the Company. The notes mature on December 31, 2015, and bear interest at an annual rate of interest of 6 % until maturity. Each note holder has a right, in their sole discretion, to convert the notes into shares of common stock, par value $ 0.001 per share, of the Company under certain circumstances at a conversion rate of $ 0.30 per share. No beneficial conversion feature was recognized. If either note has not been fully repaid by the Company by the maturity date or converted into shares at the election of the note holders prior to the maturity date, then such note will accrue interest at the annual rate of 12 % from the maturity date until the date the convertible note is repaid in full. The Company used the proceeds of the convertible notes for working capital and general corporate purposes, and debt repayment. As of December 31, 2014 the notes had accrued interest of $ 767.

The table below reflects Notes payable due to related parties at December 31, 2014 and December 31, 2013, respectively

	December 31,	December 31,
	2014	2013
The $80,000 Jackie Chretien Note	$15,000	$32,500
The $55,167 A. Michael Chretien Note	40,415	40,415
The $250,000 Shealy Note	193,453	150,000
Notes in the Aggregate Amount of $415,000	414,294	-
Notes in the Aggregate Amount of $701,068	678,482	320,000
The $30,000 Robert C. Schroeder Convertible Promissory Note	30,000	-
The $10,000 Matthew L. Chretien Convertible Promissory Note	10,000	-
The $10,800 Taglich Brothers Note	10,800	-
Notes in the Aggregate Amount of $175,000	175,000	-
Notes in the Aggregate Amount of $200,000	200,000	-
Total notes payable - related party	$1,767,444	$542,915
Less current portion	(1,549,965)	(320,000)
Long-term portion of notes payable-related party	$217,479	$222,915

Future minimum principal payments of these notes payable as described in this Note 8 are as follows:

For the Twelve Months Ended December 31,	Amount
2015	$1,549,965
2016	90,093
2017	38,310
2018	42,321
2019	46,755
TOTAL	$1,767,444

As of December 31, 2014 and December 31, 2013, accrued interest for these notes payable to related parties amounted to $ 73,769 and $ 36,939, respectively.

For the twelve months ended December 31, 2014, and 2013, interest expense in connection with notes payable – related parties was $ 124,658 and $ 43,755 respectively.

9.	Deferred Compensation

Deferred compensation consists of accumulated compensation earned by the Company’s two founders, and not paid as of December 31, 2014 and December 31, 2013.

Pursuant to the Company’s employment agreements with the founders, the Company has agreed to pay deferred compensation totaling $ 215,012 in cash to these founders on March 31, 2015.

10.	Commitments and Contingencies

Employment Agreements

The Company has entered into employment agreements with three of its key executives. Under their respective agreements, the executives serve at will and are bound by typical confidentiality, non-solicitation and non-competition provisions.

Operating Leases

On January 1, 2010, the Company entered into an agreement to lease 6,000 rentable square feet of office space in Columbus, Ohio at a monthly rent of $ 3,375. The lease commenced on January 1, 2010 and, pursuant to a lease extension dated February 21, 2012 and August 14, 2014, the lease expires on December 31, 2016. The Company has no other leases.

Future minimum lease payments under this operating lease are as follows:

For the Twelve Months Ended	December 31,
2015	$40,500
2016	40,500
Total	$81,000

Rent expense charged to operations for the twelve months ended December 31, 2014, and 2013 amounted to $ 40,500 and $ 40,500, respectively.

11.	Stockholders’ Equity

Description of Authorized Capital

The Company is authorized to issue up to 50,000,000 shares of common stock with $ 0.001 par value. The holders of the Company’s common stock are entitled to one vote per share. The holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. However, the current policy of the Board of Directors is to retain earnings, if any, for the operation and expansion of the business. Upon liquidation, dissolution or winding-up of the Company, the holders of common stock are entitled to share ratably in all assets of the Company that are legally available for distribution.

Sales of Unregistered Securities

On February 28, 2013 and March 6, 2013, the Company, entered into a securities purchase agreement with certain accredited investors, pursuant to which it sold an aggregate of 2,142,857 shares of the Company’s common stock, par value, $ 0.001 per share at a purchase price of $1.40 per share, for aggregate cash proceeds of $ 2,650,000 and the exchange of $ 350,000 in previously issued convertible promissory notes issued between January 28, 2013 and February 7, 2013 to certain investors associated with the Placement Agent (the “Offering”). The Company used the net proceeds of the Offering for working capital and general corporate purposes, including without limitation, debt reduction purposes.

The Company retained Taglich Brothers, Inc. (the “Placement Agent”) as the exclusive placement agent for the Offering. In connection with the Offering, the Company paid the Placement Agent a cash payment of $ 268,000, which represented an 8 % commission of the gross proceeds and approximately $ 28,000 for reimbursement for reasonable out of pocket expenses, FINRA filing fees and related legal fees. In addition, the Placement Agent earned warrants to purchase 214,286 shares of Common Stock, which represented 10 % of the shares of Common Stock sold in the Offering (the “Placement Agent Warrants”), which have an exercise price of $1.68 per share of Common Stock, will be exercisable for a period of four years, contain customary cashless exercise and anti-dilution protection and are entitled to registration rights.

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

Shares Issued and Outstanding and Shares Reserved for Exercise of Warrants

Since the issuance of the shares of Common Stock described herein, the Company has 7,123,074 shares of Common Stock issued and outstanding; and 1,288,134 shares reserved for issuance upon the exercise of outstanding warrants.

Return to Treasury of Shares and Issuance of Contingent Warrants

On February 15, 2013, the Company and A. Michael Chretien, a member of the Board of Directors of the Company, entered into a return to treasury agreement dated February 15, 2013, whereby A. Michael Chretien returned 500,000 shares of common stock of the Company, par value $0.001 per share to the Company. As consideration for A. Michael Chretien returning to treasury 500,000 shares of common stock he owns, the Company issued one four-year warrant to A. Michael Chretien with a right to purchase 500,000 shares of common stock at $0.007 per share within four years of the shareholders of the Company increasing the number of authorized shares of common stock of the Company, with piggyback registration rights. The warrant has a right of first refusal for A. Michael Chretien to exercise up to 500,000 shares prior to the Company issuing shares of common stock in any transaction. The Company issued the warrant in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC. Based on the closing price of the Company shares on February 15, 2013, of $1.96 per share, the approximate value of 500,000 shares is equal to $980,000.

On February 15, 2013, the Company and Matthew Chretien, a member of the Board of Directors of the Company, entered into a return to treasury agreement dated February 15, 2013, whereby Matthew Chretien returned 500,000 shares of common stock of the Company, par value $0.001 per share to the Company. As consideration for Matthew Chretien returning to treasury 500,000 shares of common stock he owns, the Company issued one four-year warrant to Matthew Chretien with a right to purchase 500,000 shares of common stock at $0.007 per share within four years of the shareholders of the Company increasing the number of authorized shares of common stock of the Company, with piggyback registration rights. The warrant has a right of first refusal for Matthew Chretien to exercise up to 500,000 shares prior to the Company issuing shares of common stock in any transaction. The Company issued the warrant in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC. Based on the closing price of the Company shares on February 15, 2013, of $1.96 per share, the approximate value of 500,000 shares is equal to $980,000.

Settlement Agreements

On February 8, 2013, Intellinetics and a service provider reached an agreement to settle outstanding accounts payable in the amount of $262,000 for the issuance of 124,761 restricted shares of common stock of the Company to the service provider (with piggyback registration rights), a lump sum payment of $50,000, and mutual release and generally for the discharge of all past, present and future claims against each other. The Company issued the restricted shares in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC.

Effective October 9, 2013, Intellinetics and Kimm Bush, a former employee of Intellinetics, entered into a settlement agreement and release of all claims asserted by Ms. Bush against Intellinetics arising from Ms. Bush’s employment for a lump sum payment of $75,000.

12.	Concentrations

Revenues from the Company’s services to a limited number of customers have accounted for a substantial percentage of the Company’s total revenues. For the twelve months ended December 31, 2014, the Company’s two largest customers, Tiburon, Inc. (“Tiburon”) a reseller and CareWorks (“CareWorks”) a direct end user, accounted for approximately 12% and 5%, respectively, of the Company’s revenues for that period. For the twelve months ended December 31, 2013, the Company’s two largest customers, Tiburon, Inc. (“Tiburon”) and CareWorks (“Careworks”), accounted for approximately 9% and 5%, respectively, of the Company’s revenues for that period.

For the twelve months ended December 31, 2014 and 2013, government contracts represented approximately 50% and 57% of the Company’s net revenues, respectively. A significant portion of the Company’s sales to Resellers’ represent ultimate sales to government agencies.

As of December 31, 2014, accounts receivable concentrations from the Company’s four largest customers were 23%, 21%, 13% and 10% of gross accounts receivable, respectively, and as of December 31, 2013, accounts receivable concentrations from the Company’s four largest customers were 24%, 21%, 17% and 12%, of gross accounts receivable, respectively. Accounts receivable balances from the Company’s four largest customers at December 31, 2014 has been partially collected.

13.	Provision For Income Taxes

For the years ended December 31, 2014, and 2013, we have recognized the minimum amount of state income tax as required by the states that we are required to file taxes in. We are not currently subject to further federal or state tax since we have incurred losses since our inception.

As of December 31, 2014 we had federal and state net operating loss carry forwards of approximately $ 9,002,000 which can be used to offset future federal income tax. The federal and state net operating loss carry forwards expire at various dates through 2034. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in our opinion, utilization is not reasonably assured.

As of December 31, 2014, the deferred tax asset related to our net operating losses was approximately $ 3,168,000. A 100 % valuation allowance has been established on deferred tax assets at December 31, 2014, and 2013, due to the uncertainty of our ability to realize future taxable income.

14.	Subsequent Events

Issuance of Convertible Notes

On February 10, 2015, the Company issued two convertible promissory notes in a maximum aggregate principal amount of $ 100,000 to two accredited investors who are associated with each other. The notes mature on December 31, 2015, and bear interest at an annual rate of interest of 6 % until maturity. Each note holder has a right, in their sole discretion, to convert the notes into shares of common stock, par value $ 0.001 per share, of the Company under certain circumstances at a conversion rate of $ 0.30 per share. If either note has not been fully repaid by the Company by the maturity date or converted into shares at the election of the note holders prior to the maturity date, then such note will accrue interest at the annual rate of 12 % from the maturity date until the date the convertible note is repaid in full. The Company intends to use the proceeds of the convertible notes for working capital and general corporate purposes.

On March 11, 2015, the Company issued two convertible promissory notes in a maximum aggregate principal amount of $ 100,000 to two accredited investors who are associated with each other. The notes mature on December 31, 2015, and bear interest at an annual rate of interest of 6 % until maturity. Each note holder has a right, in their sole discretion, to convert the notes into shares of common stock, par value $ 0.001 per share, of the Company under certain circumstances at a conversion rate of $ 0.30 per share. If either note has not been fully repaid by the Company by the maturity date or converted into shares at the election of the note holders prior to the maturity date, then such note will accrue interest at the annual rate of 12 % from the maturity date until the date the convertible note is repaid in full. The Company intends to use the proceeds of the convertible notes for working capital and general corporate purposes.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)), as of December 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2014.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014. Management based its assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that as of December 31, 2014, our internal control over financial reporting was effective at the reasonable assurance level.

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

Incorporated by reference to our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2014.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference to our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2014.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2014.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2014.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2015.

Intellinetics, Inc.

By:	/s/ Matthew L. Chretien
Matthew L. Chretien President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2015.

Name	Title

/s/ Matthew L. Chretien	President, Interim Chief Executive Officer, Chief Technology Officer, Treasurer, and Director
Matthew L. Chretien

/s/ Kendall D. Gill	Chief Financial Officer
Kendall D. Gill

/s/ A. Michael Chretien	Director, Chairman of the Board, Vice President of Compliance, Secretary
A. Michael Chretien

/s/ Rye D’Orazio	Director
Rye D’Orazio

/s/ Thomas D. Moss	Chief Software Engineer, and Director
Thomas D. Moss

/s/ Robert Schroeder	Director
Robert Schroeder

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference
		Form	Exhibit	Filing Date

3.1.1	Articles of Incorporation of Intellinetics, Inc.	10-SB	3.1 10	02-2000
3.1.2	Certificate of Correction, effective May 22, 2007	8-K	3.1	06-15-2007
3.1.3	Certificate of Amendment to Articles of Incorporation of Intellinetics, Inc.	8-K	99.1	09-03-2014
3.2.1	Bylaws of Intellinetics, Inc.	10-SB	3.3	10-02-2000
3.2.2	Amendment No. 1 to the Bylaws of Intellinetics, Inc.	8-K	3.4	03-01-2012
4.1	Form of Convertible Promissory Note of Intellinetics, Inc.	8-K	4.1	02-13-2012
4.2	Loan Agreement between the Director of Development of the State of Ohio and Intellinetics, Inc., dated as of July 17, 2009	8-K	10.3	02-13-2012
4.3	Cognovit Promissory Note by Intellinetics, Inc. in favor of the Director of Development of the State of Ohio in the principal amount of $1,012,500, dated July 17, 2009	8-K	10.4	02-13-2012
4.4	First Amendment to Loan Agreement by and between the Director of Development of the State of Ohio and Intellinetics, Inc., dated as of November 1, 2011	8-K	10.5	02-13-2012
4.5	Second Amendment to Loan Agreement by and between the Director of Development of the State of Ohio and Intellinetics, Inc., dated as of August 15, 2014 +	10-K	4.5	03-31-2015
4.6	Loan Agreement between the Director of Development of the State of Ohio and Intellinetics, Inc., dated as of June 3, 2011	8-K	10.6	02-13-2012
4.7	Cognovit Promissory Note by Intellinetics, Inc. in favor of the Director of Development of the State of Ohio in the principal amount of $750,000, dated June 3, 2011	8-K	10.7	02-13-2012
4.8	Second Amendment to Loan Agreement by and between the Director of Development of the State of Ohio and Intellinetics, Inc., dated as of August 15, 2014 +	10-K	4.5	03-31-2015
4.9	Business Loan Agreement by and between Intellinetics, Inc. and The Delaware County Bank and Trust Company, dated as of March 24, 2004	8-K	10.8	02-13-2012
4.10	Promissory Note by Intellinetics, Inc. in favor of The Delaware County Bank and Trust Company in the principal amount of $201,024, dated as of March 24, 2004	8-K	10.9	02-13-2012
4.11	Loan Extension Agreement by and between Intellinetics, Inc. and The Delaware County Bank and Trust Company, dated as of April 1, 2005	8-K	10.10	02-13-2012
4.12	Note Extension Agreement by and between Intellinetics, Inc. and The Delaware County Bank and Trust Company, dated as of May 26, 2006	8-K	10.11	02-13-2012
4.13	Loan Modification Agreement by and between Intellinetics, Inc. and The Delaware County Bank and Trust Company, dated as of April 23, 2007	8-K	10.12	02-13-2012
4.14	Loan Modification Agreement by and between Intellinetics, Inc. and The Delaware County Bank and Trust Company, dated as of May 19, 2008	8-K	10.13	02-13-2012
4.15	Loan Modification Agreement by and between Intellinetics, Inc. and The Delaware County Bank and Trust Company, dated as of April 20, 2009	8-K	10.14	02-13-2012

4.16	Promissory Note by Intellinetics, Inc. in favor of A. Michael Chretien in the principal amount of $55,167, dated December 29, 2001	8-K	10.17	02-13-2012
4.17	Promissory Note Extension Agreement dated December 27, 2013, by and between Intellinetics, Inc. and A. Michael Chretien.	8-K	10.4	01-02-2014
4.18	Promissory Note Third Extension Agreement, dated December 31, 2014, by and between Intellinetics, Inc. and A. Michael Chretien	8-K	10.3	01-07-2015
4.19	Promissory Note by Intellinetics, Inc. in favor of Jackie Chretien in the principal amount of $65,000, dated June 10, 2011	8-K	10.28	02-13-2012
4.20	Promissory Note Extension Agreement, dated December 27, 2013, by and between Intellinetics, Inc. and Jackie M. Chretien.	8-K	10.3	01-02-2014
4.21	Promissory Note Third Extension Agreement, dated December 31, 2014, by and between Intellinetics, Inc. and Jackie M. Chretien.	8-K	10.2	01-07-15
4.22	Promissory Note by Intellinetics, Inc. in favor of Ramon Shealy in the principal amount of $238,000, dated March 29, 2012.	8-K/A	10.44	03-30-2012
4.23	The Promissory Note Second Extension Agreement by and among Intellinetics, Inc., and Ramon M. Shealy in the amount of $238,000, dated August 27, 2012	8-K	10.1	08-31-2012
4.24	The Promissory Note Third Extension Agreement by and among Intellinetics, Inc., and Ramon M. Shealy in the amount of $238,000, dated October 24, 2012	8-K	10.1	10-30-2012
4.25	The Promissory Note Fourth Extension Agreement by and among Intellinetics, Inc., and Ramon M. Shealy in the amount of $238,000, dated November 24, 2012.	10-K/A	4.20.2	04-30-2013
4.26	Promissory Note Fifth Extension Agreement, dated December 27, 2013, by and between Intellinetics, Inc. and Ramon M. Shealy	8-K	10.2	01-02-2014
4.27	Promissory Note and Extension Agreement, dated December 31, 2014, by and between Intellinetics, Inc. and Ramon M. Shealy	8-K	10.1	01-01-2015
4.28	Form of Placement Agent Warrants between the Company and the Placement Agent	8-K	10.2	03-06-2013
4.29	Convertible promissory note between Intellinetics, Inc. and Mr. Haddix	8-K	10.22	01-07-2013
4.30	Convertible promissory note between Intellinetics, Inc. and Dr. Love	8-K	10.25	01-07-2013
4.31	Convertible promissory note between Intellinetics, Inc. and Alpharion	8-K	10.27	01-07-2013
4.32	Form of Stock Certificate – file new form	S-1	4.1	05-29-2013
4.33	Return to Treasury Agreement, between Intellinetics, Inc. and A. Michael Chretien, dated February 15, 2013.	10-Q	4.2	05-15-2013
4.34	Warrant issued to A. Michael Chretien by Intellinetics, Inc. dated February 15, 2013	10-Q	4.3	05-15-2013
4.35	Return to Treasury Agreement between Intellinetics, Inc. and Matthew L. Chretien dated February 15, 2013	10-Q	4.4	05-15-2013
4.36	Warrant issued to Matthew L. Chretien by Intellinetics, Inc. dated February 15, 2013	10-Q	4.5	05-15-2013
4.37	Assignment and assumption of Note between Intellinetics Inc. and Intellinetics, Inc. dated February 15, 2013	10-Q	4.6	05-15-2013
4.38	Form of Convertible Promissory Note between the Company and the Investors	10-Q	4.10	05-15-2013
4.39	Form of First Amendment to Convertible Promissory Note to that certain Convertible Promissory Note referenced in Exhibit 4.1 of the Exhibit Index to this Form 10-K.	10-Q	4.2	08-14-2013
4.40	Form of warrant issued to Investors	10-Q	4.11	05-15-2013
4.41	Form of Convertible Promissory Note of Intellinetics, Inc.	8-K	4.1	02-13-2012

4.42	Opinion of Lionel Sawyer and Collins	S-1	5.1	05-29-2013
4.43	Form of Convertible Promissory Note between the Company and the investors.	8-K	10.1	11-14-2013
4.44	Form of Convertible Promissory Note issued on December 31, 2013 by Intellinetics, Inc.	8-K	10.1	01-02-2014
4.45	Form of Convertible Promissory Note issued on February 4, 2014 by Intellinetics, Inc	8-K	10.1	02-10-2014
4.46	Form of Convertible Promissory Note dated October 16, 2014	8-K	10.1	10-16-2014
10.1	Amended Employment Agreement of A. Michael Chretien, dated September 16, 2011	8-K	10.35	02-13-2012
10.2	Amended Offer of Employment of A. Michael Chretien, dated September 16, 2011	8-K	10.36	02-13-2012
10.3	Amended Employment Agreement of Matthew L. Chretien, dated September 16, 2011	8-K	10.37	02-13-2012
10.4	Amended Offer of Employment of Matthew L. Chretien, dated September 16, 2011	8-K	10.38	02-13-2012
10.5	Offer of Employment of Kendall D. Gill dated September 24, 2012	8-K	10.1	09-27-2012
10.6	Employment Agreement of Kendall D. Gill dated September 24, 2012	8-K	10.2	09-27-2012
10.7	Lease Renewal Agreement by and between Intellinetics, Inc. and Dividend Drive LLC, dated as of February 21, 2012	8-K	10.41	02-13-2012

21.1+	List of Subsidiaries of Intellinetics, Inc.
31.1+	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2+	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Linkbase Document

+	Filed herewith:

