Form 10-K/A
period 2014-12-31
INTELLINETICS, INC.
filed 2015-04-28
CIK 1081745

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $ 1,186,548

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 7,123,074 shares of Common Stock, par value $0.001 per share, were outstanding as of April 22, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Intellinetics, Inc. (“Intellinetics,” the “Company,” “we,” “us”) is filing this Amendment No. 1 to Form 10-K on Form 10-K/A (the “Form 10-K/A”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Form 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2015. The purpose of this Form 10-K/A is solely to disclose the information required in Part III (Items 10, 11, 12, 13, and 14) of the Form 10-K, which information was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K. Accordingly, we hereby amend and replace in its entirety Part III of the Form 10-K.

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

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS AS OF APRIL 22, 2015

Name	Age	Title

Matthew L. Chretien[1]	47	President, Chief Executive Officer, Treasurer, and Director
Kendall D. Gill	67	Chief Financial Officer
A. Michael Chretien[1]	75	Chairman of the Board, Vice President of Compliance, and Secretary
Rye D’Orazio	60	Director
Thomas D. Moss	58	Chief Software Engineer, and Director
Robert C. Schroeder	48	Director
Sophie Pibouin	47	Director

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

Ms. Sophie Pibouin, Director. Ms. Pibouin joined IBM as a senior executive in 2012, currently responsible for the sales strategy of their Marketing business unit. Previously, Ms. Pibouin served as Chief Operating Officer, from 2012 to 2014, for SDL, PLC, a global provider of customer experience management software and solutions, having previously worked as a General Manager from 2010 to 2012. From 2006 to 2009, she served as Chief Operating Officer at Chronicle Solutions, Inc., a security software company. From 1990 to 2004, she worked for CA, Inc. (formerly Computer Associates), in a variety of positions including ultimately as Senior Vice President/GM for the Mid-Atlantic Region. She graduated with Honors as a Bachelor in International Commerce from the University of Flaubert in Rouen, France. The Board believes Ms. Pibouin brings a depth and breadth of business experience in the software industry, and that she is qualified to serve on our Board.

Director and Executive Officer Appointment and Resignation since January 1, 2014

On March 20, 2015 Ms. Sophie Pibouin was appointed as a Director of the Company by the Board.

Board Committees

We have established an audit committee and a compensation committee. The functions of the nominating committee are conducted by all of the members of the Board. The composition and responsibilities of each committee are described below. Members serve on these committees until their resignation or until otherwise determined by our board of directors. We have filed the charters of the audit committee, and the compensation committee as exhibits 99.1 and 99.2, respectively to our Quarterly Report on Form 10-Q filed on May 15, 2012. In addition, the charters for these committees are available in print to any stockholder who requests a copy. Please direct all requests to our Secretary, Intellinetics, Inc., 2190 Dividend Drive, Columbus, OH 43228.

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

As of December 31, 2014, the members of our audit committee were Mr. D’Orazio and Mr. Schroeder, with Mr. D’Orazio serving as the chair of the committee. Mr. D’Orazio and Mr. Schroeder are both independent directors under the applicable rules and regulations of the SEC, as set forth in further detail in Item 13, below. We believe the members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC. We have determined that Mr. Schroeder is an audit committee financial expert as that term is defined under the applicable rules of the SEC. Mr. Schroeder’s acquired his financial expertise through his bachelor’s degree in accounting, prior experience as a financial analyst, and previous audit committee experience for other public companies. The audit committee met four times during the fiscal year ended December 31, 2014.

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

As of December 31, 2014, the compensation committee members are Mr. D’Orazio, serving as the chair of the committee, and Mr. Schroeder. The members of our compensation committee are independent under the applicable rules and regulations of the SEC. The compensation committee did not meeting during the fiscal year ended December 31, 2014.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and persons who beneficially own more than ten percent (10%) of our common stock, who are hereinafter collectively referred to as the Reporting Persons, to file reports with the SEC of beneficial ownership and reports of changes in beneficial ownership of our common stock on Forms 3, 4 and 5. Reporting Persons are required by applicable SEC rules to furnish us with copies of all such forms filed with the SEC pursuant to Section 16(a) of the Exchange Act. To our knowledge, based solely on our review of the copies of the Forms 3, 4 and 5 received by us during the fiscal year ended December 31, 2014 and representations that no other reports were required, we believe that all reports required to be filed by such persons with respect to the Company’s fiscal year ended December 31, 2014, were timely filed, with the exception of the following transactions:

Thomas D. Moss, a director of the company, transferred 177,032 shares of Common stock to an unrelated party as part of a settlement agreement on October 24, 2014. The Form 4 associated with this transfer was filed April 28, 2015.

Michael Taglich held a Promissory Note issued by the Company and dated July 10, 2014, which became eligible for conversion into 625,954 shares of common stock of the Company on September 1, 2014, at which point Michael Taglich became a beneficial owner of more than 10% of the common stock of the Company. On October 9, 2014, December 17, 2014, February 10, 2015, and March 11, 2015, Michael Taglich was issued additional Convertible Notes by the Company. The Forms 3 and 4 associated with these transactions were filed April 28.

Robert F. Taglich held a Promissory Note issued by the Company and dated July 10, 2014, which became eligible for conversion into 625,954 shares of common stock of the Company on September 1, 2014, at which point Michael Taglich became a beneficial owner of more than 10% of the common stock of the Company. On October 9, 2014, December 17, 2014, February 10, 2015, and March 11, 2015, Michael Taglich was issued additional Convertible Notes by the Company. The Forms 3 and 4 associated with these transactions were filed April 28.

Code of Ethics

We have not yet adopted a code of ethics, although we expect to do so as we develop our infrastructure and business. Our single operating subsidiary, Intellinetics Ohio, has a Code of Ethics. The Intellinetics Ohio code of ethics is available upon request from our Secretary, Intellinetics, Inc., 2190 Dividend Drive, Columbus, OH 43228.

Stockholder Communication with our Board of Directors

Stockholders may send communications to our board of directors by writing to Intellinetics, Inc., 2190 Dividend Drive, Columbus, OH 43228, Attention: Board of Directors.

ITEM 11.	EXECUTIVE COMPENSATION

As a “smaller reporting company” under SEC rules, our “Named Executive Officers” (or “NEOs”) consist of (i) the individual(s) who served or acted as the Company’s principal executive officer during the last completed fiscal year; (ii) the Company’s two most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers at the end of the last completed fiscal year; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to clause (ii) but for the fact that the individual was not serving as one of our executive officers at the end of the last completed fiscal year. For the year ended December 31, 2014, our NEOs were the following individuals:

•	Matthew L. Chretien, our President, Chief Executive Officer, and Treasurer;

•	Kendall D. Gill, our Chief Financial Officer;

•	Thomas D. Moss, our Chief Software Engineer; and

•	William J. Santiago, our President and Chief Executive Officer who resigned on July 31, 2013.

Summary Compensation Table

The following table sets forth certain information relating to the total compensation earned for services rendered to us in all capacities by (i) the persons serving as our President and Chief Executive Officer, and (ii) our two other most highly compensated executive officers.

Name and Principal Position	Fiscal Year	Salary ($)		Stock Awards ($)	Nonequity Incentive Plan Compensation ($)	Total ($)
Matthew L. Chretien	2014	173,092		0	0	173,092
President and Chief Executive Officer and Treasurer	2013	195,000	[1]	0	0	195,000

Kendall D. Gill	2014	134,292	[2]	0	0	134,292
Chief Financial Officer	2013	145,000		0	0	145,000

Thomas D. Moss	2014	145,000		0	0	145,000
Chief Software Engineer	2013	132,391			0	132,391

William J. Santiago	2014	N/A		N/A	N/A	N/A
Former President and Chief Executive Officer	2013	132,751	[3]	0		132,751

1 In 2013, Mr. Chretien earned $195,000 in salary, and he was paid $225,158, which included $30,158 in deferred wages.

2 In 2013, Mr. Gill earned $145,000 in salary, and he was paid $156,154, which included $11,154 in deferred wages.

3 In 2013, Mr. Santiago earned $132,751 in salary, and he was paid $160,212, which included $27,461 in deferred wages. Mr. Santiago resigned on July 31, 2013.

Employment Agreements with our Executive Officers

Intellinetics Ohio is a party to employment agreements with Matthew L. Chretien and A. Michael Chretien, both dated as of September 16, 2011. The Company does not have employment agreements with the executive officers because the Company believes the agreements between Intellinetics Ohio and each of the above named executive officers is expected to control the terms of their employment with the Company, as Intellinetics Ohio is the sole operating subsidiary of the Company. On September 24, 2012, pursuant to an Offer of Employment and Employment Agreement, the Company appointed Kendall D. Gill as the Chief Financial Officer.

Agreement with Matthew L. Chretien

Under this agreement, Mr. Chretien agrees to serve as the Interim President and Chief Executive Officer, Principal Accounting Officer, and Treasurer of Intellinetics, and to devote his full-time efforts to his employment with Intellinetics. Pursuant to the agreement, Mr. Chretien (i) receives compensation at the rate of $195,000 per year, (ii) is eligible to participate in certain employee benefit programs, including a 401(k) plan, health insurance, paid vacation, access to an exercise facility, and use of certain company-paid technology, (iii) may become eligible, at the sole discretion of Intellinetics, for profit sharing, commissions, and bonuses, and (iv) was entitled to receive deferred compensation in the form of a lump sum payment of $100,828 on March 31, 2015. The Company notified Mr. Chretien on March 31, 2015, that payment of the lump sum amount scheduled for March 31, 2015 is deferred subject to the Company’s available cash flow. The term of the agreement is indefinite, and both parties stipulate and agree that Mr. Chretien is an “at will” employee under Ohio law, which governs the agreement. The agreement can also terminate (i) if Intellinetics discontinues the operation of its business, or (ii) at the option of Intellinetics in the event that Mr. Chretien becomes permanently disabled. Under the agreement, Mr. Chretien covenants (i) not to disclose trade secrets or proprietary information of Intellinetics, (ii) not to solicit customers, clients, or employees of Intellinetics for a period of two years after termination of the agreement, and (iii) not to compete with Intellinetics in the state of Ohio for a period of six months after termination of his employment.

Agreement with A. Michael Chretien

Under this agreement, Mr. Chretien agrees to serve as the Chairman of the Board, Vice President of Compliance, and Secretary of Intellinetics, and to devote his full-time efforts to his employment with Intellinetics. Pursuant to the agreement, Mr. Chretien (i) receives compensation at the rate of $97,500 per year, (ii) is eligible to participate in certain employee benefit programs, including a 401(k) plan, health insurance, paid vacation, access to an exercise facility, and use of certain company-paid technology, (iii) may become eligible, at the sole discretion of Intellinetics, for profit sharing, commissions, and bonuses, and (iv) was entitled to receive deferred compensation in the form of a lump sum payment of $114,183 on March 31, 2015. The Company notified Mr. Chretien on March 31, 2015, that payment of the lump sum amount scheduled for March 31, 2015 is deferred subject to the Company’s available cash flow. The agreement also notes that Mr. Chretien’s equity interest in Intellinetics (which has been exchanged for an equity interest in Intellinetics in connection with the Share Exchange) is considered part of Mr. Chretien’s compensation. The term of the agreement is indefinite, and both parties stipulate and agree that Mr. Chretien is an “at will” employee under Ohio law, which governs the agreement. The agreement can also terminate (i) if Intellinetics discontinues the operation of its business, or (ii) at the option of Intellinetics in the event that Mr. Chretien becomes permanently disabled. Under the agreement, Mr. Chretien covenants (i) not to disclose trade secrets or proprietary information of Intellinetics, (ii) not to solicit customers, clients, or employees of Intellinetics for a period of two years after termination of the agreement, and (iii) not to compete with Intellinetics in the state of Ohio for a period of six months after termination of his employment.

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

Director Compensation

Neither the directors of Intellinetics nor the directors of Intellinetics Ohio received compensation for services rendered as a director during the years ended December 31, 2014 and 2013, except as set forth below.

Sophie Pibouin, appointed to the Board as of March 20, 2015, currently receives compensation for her services as an outside director at a rate of $25,000 per year, payable quarterly. It is anticipated that the Company will enter into an Option Agreement with Ms. Pibouin, but the terms of the Option Agreement have not yet been determined. As of the date of this Form 10-K, we do not compensate any of our other directors, aside from Ms. Pibouin, for their services as directors. In order to attract and retain qualified independent directors, we plan to adopt a compensation plan for non-employee directors that may include cash, as well as equity-based, compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table reflects beneficial share ownership by all of our executive officers and directors, and by any shareholders who beneficially own more than 5% of the Company's common stock.

BENEFICIAL OWNERSHIP TABLE as of April 22, 2015 (common stock)

Name and Address of Stockholder	Number of Shares Beneficially Owned		Percentage of Shares Outstanding (1)
EXECUTIVE OFFICERS AND DIRECTORS
Matthew Chretien, President, CEO, Chief Technology Officer, Treasurer, and Director 2190 Dividend Drive, Columbus, OH 43228	1,414,185	(2)	18.5080%

Michael Chretien, Chairman of the Board, VP of Compliance, Secretary 2190 Dividend Drive, Columbus, OH 43228	1,389,685	(3)	18.2299%

Kendall D Gill, CFO 2190 Dividend Drive, Columbus, OH 43228	35,714		*

Rye D'Orazio, Director 565 Metro Place S. Suite 300 Dublin, OH 43017	196,628		2.7604%

Thomas Moss, Chief Software Engineer, Director 26100 Rangeview Dr., Kersey, CO 80644	177,032		2.4853%

Robert Schroeder, Director 275 Madison Ave., Suite 1618 New York, NY 10016	326,935	(4)	4.5%

Officers and Directors as a Group (6 Persons)	3,540,179		42.7214%

SHAREHOLDERS WITH 5% OR MORE BENEFICIAL OWNERSHIP

Michael Taglich 275 Madison Ave., Suite 1618 New York, NY 10016	1,908,258	(5)	21.7084%

Robert F. Taglich 275 Madison Ave., Suite 1618 New York, NY 10016	1,897,544	(6)	21.5865%

* Less than 1%

(1)	Based upon 7,123,094 shares of common stock issued and outstanding.

(2)	Beneficial ownership includes 500,000 shares of common stock underlying a warrant and 17,857 shares of common stock underlying a convertible note issued to Mr. Chretien.

(3)	Beneficial ownership includes 500,000 shares of common stock underlying a warrant issued to Mr. Chretien.

(4)	Beneficial ownership includes 42,143 shares of common stock underlying warrants and 103,571 shares of common stock underlying convertible notes issued to Mr. Schroeder.

(5)	Beneficial ownership includes 54,464 shares underlying warrants and 1,612,858 shares of common stock underlying convertible notes issued to Mr. Taglich.

(6)	Beneficial ownership includes 54,464 shares underlying warrants and 1,612,858 shares of common stock underlying convertible notes issued to Mr. Taglich.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On December 27, 2013, the Company and Ramon Shealy, a former director of the Company who resigned during 2013, agreed to extend the maturity date on a promissory note with an original principal amount of $250,000, bearing interest at a rate of 10% per annum, previously issued by the Company to Mr. Shealy, until January 1, 2015, without changing any other terms of the promissory note. On December 31, 2014, the Company and Mr. Shealy agreed to extend the maturity date again until January 1, 2020, without changing any other terms of the promissory note. The largest aggregate amount of principal outstanding during 2014 was $193,453, the total amount of principal paid during 2014 was $-0-, the total amount of interest paid during 2014 was $-0-, and the amount outstanding as of April 25, 2015 is $185,896.

On March 5, 2013, the Company paid off in full all principal and accrued interest for an unsecured promissory note payable to Jackie M. Chretien, a relative of Mr. A. Michael Chretien and Mr. Matthew L. Chretien, with an original principal balance of $14,000, bearing interest at 5% per annum. The largest aggregate amount of principal outstanding during 2014 was $0, the total amount of principal paid during 2014 was $0, the total amount of interest paid during 2014 was $0, and there are no amounts that remain outstanding.

On March 5, 2013, the Company paid accrued interest in the amount of $9,014 to Ms. Chretien, relating to an $80,000 promissory note issued by the Company to Ms. Chretien on March 2, 2009. On December 27, 2013, Intellinetics entered into a Promissory Note Extension Agreement with Jackie M. Chretien, pursuant to which the maturity date of the promissory note previously issued to Ms. Chretien was extended from January 1, 2014 until January 1, 2015, without changing any other terms of that promissory note. On December 31, 2014, Intellinetics and Ms. Chretien extended the maturity date of the promissory note again to January 1, 2020. The largest aggregate amount of principal outstanding during 2014 was $32,500, the amount outstanding as of April 25, 2014 is $18,840, the total amount of principal paid during 2014 was $17,500, and the total amount of interest paid during 2014 was $-0-.

On December 27, 2013, Intellinetics and A. Michael Chretien, who is the Secretary and Chairman of the Company, entered into a Promissory Note Extension Agreement, pursuant to which the maturity date of the promissory note previously issued to Mr. Chretien was extended from January 1, 2014 until January 1, 2015, without changing any other terms of that promissory note. On December 31, 2014, Intellinetics and Mr. Chretien extended the maturity date of the promissory note again to January 1, 2020. The largest aggregate amount of principal outstanding during 2014 was $40,415, the amount outstanding as of April 25, 2014 is $45,780, the total amount of principal paid during 2014 was $-0-, and the total amount of interest paid during 2014 was $-0-.

On January 14, 2013, Mr. Haddix (a former Board member who resigned in 2013) exchanged the original principal balance of a promissory note with a maturity of 45 days following issuance, bearing interest at a rate of 10% per annum, in the amount of $95,000 and accrued interest in the amount of $4,659 (for a total of $99,659) for a convertible promissory note issued by the Company in the amount of $99,659, due February 15, 2013, bearing interest at 10%. On January 14, 2013, Mr. Haddix exercised his conversion rights under the convertible promissory note and surrendered the convertible promissory note to the Company in return for 311,434 restricted common shares, $0.001 par value, at $0.32 per share (based on the closing price on the immediately preceding business day) (subject to the applicable holding period restrictions under Rule 144) in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC. The largest aggregate amount of principal outstanding during 2014 was $0, the amount outstanding as of April 25, 2014 is $0, the total amount of principal paid during 2014 was $0, and the total amount of interest paid during 2014 was $0.

The following convertible notes were issued by the Company to directors, officers, and shareholders holding more than 5% beneficial ownership of the Company’s common stock. The terms for all of the following notes provide for interest at an annual rate of 10% until the maturity date of December 31, 2015. The note holders have a right, in their sole discretion, to convert the notes into shares of common stock, par value $0.001 per share, of the Company at a conversion rate set forth below. If the notes have not been fully repaid by the Company by the maturity date or converted into shares at the election of the note holders prior to the maturity date, then such convertible notes will accrue interest at the annual rate of 12% from the maturity date until the date the notes are repaid in full. Any interest not paid quarterly will also accrue interest at the annual rate of 12%.

Name and Affiliation to Company	Date of Note	Conversion Rate per Share	Original Principal Balance of Note	Largest aggregate amount of principal outstanding during 2014	Amount outstanding as of April 25, 2014 (principal and interest)	Amount of principal paid during 2014	Amount of interest paid during 2014
Matthew L. Chretien Officer and Director	6/10/2014	$0.56	10,000	10,000	10,816	-0-	-0-
Robert Schroeder Director	5/9/2014	$0.56	30,000	30,000	32,679	-0-	-0-
Michael Taglich 5% Shareholder	5/9/2014	$0.56	30,000	30,000	32,679	-0-	-0-
Robert Taglich 5% Shareholder	5/9/2014	$0.56	30,000	30,000	32,679	-0-	-0-
Michael Taglich 5% Shareholder	7/10/2014	$0.56	350,534	350,534	375,888	-0-	-0-
Robert Taglich 5% Shareholder	7/10/2014	$0.56	350,534	350,534	375,888	-0-	-0-

The following convertible notes were issued by the Company to directors, officers, and shareholders holding more than 5% beneficial ownership of the Company’s common stock. The terms for all of the following notes provide for interest at an annual rate of 6% until the maturity date of December 31, 2015. The note holders have a right, in their sole discretion, to convert the notes into shares of common stock, par value $0.001 per share, of the Company at a conversion rate set forth below. If the notes have not been fully repaid by the Company by the maturity date or converted into shares at the election of the note holders prior to the maturity date, then such convertible notes will accrue interest at the annual rate of 12% from the maturity date until the date the notes are repaid in full. Any interest not paid quarterly will also accrue interest at the annual rate of 12%.

Name and Affiliation to Company	Date of Note	Conversion Rate per Share	Original Principal Balance of Note	Largest aggregate amount of principal outstanding during 2014	Amount outstanding as of April 25, 2014 (principal and interest)	Amount of principal paid during 2014	Amount of interest paid during 2014
Robert Schroeder Director	10/9/2014	$0.30	15,000	15,000	15,427	-0-	-0-
Michael Taglich 5% Shareholder	10/9/2014	$0.30	80,000	80,000	82,275	-0-	-0-
Michael Taglich 5% Shareholder	12/17/2014	$0.30	100,000	100,000	101,710	-0-	-0-
Michael Taglich 5% Shareholder	2/10/2015	$0.30	50,000	-0-	50,403	-0-	-0-
Michael Taglich 5% Shareholder	3/11/2015	$0.30	50,000	-0-	50,164	-0-	-0-
Robert Taglich 5% Shareholder	10/9/2014	$0.30	80,000	80,000	82,275	-0-	-0-
Robert Taglich 5% Shareholder	12/17/2014	$0.30	100,000	100,000	101,710	-0-	-0-
Robert Taglich 5% Shareholder	2/10/2015	$0.30	50,000	-0-	50,403	-0-	-0-
Robert Taglich 5% Shareholder	3/11/2015	$0.30	50,000	-0-	50,164	-0-	-0-

Return to Treasury of Shares and Issuance of Contingent Warrants

On February 15, 2013, the Company and A. Michael Chretien entered into a return to treasury agreement, whereby A. Michael Chretien returned 500,000 shares of common stock of the Company, par value $0.007 per share, to the Company. As consideration for A. Michael Chretien returning to treasury 500,000 shares of common stock he owns, the Company issued one four-year warrant to A. Michael Chretien with a right to purchase 500,000 shares of common stock at $0.007 per share within four-years of the shareholders of the Company increasing the number of authorized shares of common stock of the Company, with piggyback registration rights. The warrant has a right of first refusal for A. Michael Chretien to exercise up to 500,000 shares prior to the Company issuing shares of common stock in any transaction. The Company issued the warrant in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC.

On February 15, 2013, the Company and Matthew Chretien entered into a return to treasury agreement, whereby Matthew Chretien returned 500,000 shares of common stock of the Company, par value $0.007 per share, to the Company. As consideration for Matthew Chretien returning to treasury 500,000 shares of common stock he owns, the Company issued one four-year warrant to Matthew Chretien with a right to purchase 500,000 shares of common stock at $0.001 per share within four-years of the shareholders of the Company increasing the number of authorized shares of common stock of the Company, with piggyback registration rights. The warrant has a right of first refusal to exercise up to 500,000 shares prior to the Company issuing shares of common stock in any transaction, other than pursuant to the warrant issued to A. Michael Chretien, as described above. The Company issued the warrant in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC.

Notes payable due to related parties consist of the following:

	December 31, 2014	December 31, 2013
The 95,000 Haddix Note	-	-
The $14,000 Jackie Chretien Note	-	-
The $80,000 Jackie Chretien Note	$15,000	$32,500
The $55,167 A. Michael Chretien Note	$40,415	$40,415
The $250,000 Shealy Note	$193,453	$150,000
Convertible Notes Payable to Robert Schroeder	$30,000	-
Convertibe Note Payable to Matthew Chretien	$10,000	-
Convertible Notes Payable to Michael Taglich	$560,534	N/A*
Convertible Notes Payable to Robert Taglich	$560,534	N/A*
Total notes payable - related party	$1,409,936	$222,195
Less current portion	$1,192,459	-
Long-term portion of notes payable-related party	$217,477	$217,477

*Michael Taglich and Robert Taglich were not related parties on December 31, 2013.

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

Promoters and Certain Control Persons

Robert C. Schroeder is the Vice President of Investment Banking at Taglich Brothers, Inc. The Company retained Taglich Brothers, Inc. as the exclusive placement agent for a private offering of securities on February 28, 2013 and March 6, 2013. In connection with the offering, the Company paid Taglich Brothers, Inc. a cash payment of $ 268,000, which represented an 8 % commission of the gross proceeds and approximately $ 28,000 for reimbursement for reasonable out of pocket expenses, FINRA filing fees and related legal fees. In addition, the Company issued warrants to Taglich Brothers, Inc. to purchase 214,286 shares of common stock, which represented 10 % of the shares of common stock sold in the offering. The warrants have an exercise price of $ 1.68 per share of common stock, will be exercisable for a period of four years, contain customary cashless exercise and anti-dilution protection and are entitled to registration rights.

In July 2014, the Company also retained Taglich Brothers, Inc. as a placement agent for the sale of the Convertible Notes, which sale concluded a private offering of debt in the amount of $500,000. In connection with the Offering, the Company paid Taglich Brothers, Inc. in the form of a convertible note with a principal amount of $10,800 (with terms identical to the Convertible Notes sold in the offering), which represented an 8% commission of the gross proceeds. In addition, Taglich Brothers, Inc. earned warrants to purchase 168,750 shares of Common Stock, which represented 10% of the shares of Common Stock into which the Convertible Notes sold in the offering could be converted into at $0.56 per share, which have an exercise price of $0.56 per share of Common Stock, will be exercisable for a period of four years, contain customary cashless exercise and anti-dilution protection and are entitled to registration rights.

Director Independence

In accordance with Rule 407(c)(a)(ii) of Regulation S-K, we are not a listed issuer and we use the definition of independence as set forth in Rule 10A-3 of the Securities Exchange Act of 1934 and the rules of the NASDAQ Stock Market. We are a smaller reporting company with a small number of directors. As a result, we do not currently have independent directors as a majority of our Board. It is anticipated that, in the near future, the board of directors will recruit additional independent directors to join the Board and also our Board committees. The charters of both our compensation committee and audit committees require that all members of each committee be independent. Currently, Mr. Schroeder, Mr. D’Orazio, and Ms. Pibouin serve as our independent directors. Mr. Schroeder and Mr. D’Orazio are the sole members of both our audit and compensation committees. The Board does not currently have a separate nominating committee, and as such, all directors are deemed to be part of the nominating committee, including the following directors who are not independent: A. Michael Chretien, Matthew Chretien, and Mr. Moss.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accountants

Our independent registered public accountants were GBP Partners LLC during 2014 and 2013. Marcum LLP served as our independent registered accounting firm prior to September 4, 2012. The following table presents fees for professional services provided by both Marcum LLP and GBQ Partners LLC for audit services and other services rendered to us during the fiscal years ended December 31, 2014 and 2013.

	2014	2013

Marcum LLP

Audit Fees	-	-

Audit-Related Fees		$20,000

All Other Fees	-	-

Total Fees	-	$20,000

GBQ Partners LLC

Audit Fees	$72,927	$68,345

Audit-Related Fees	-	-

All Other Fees	-	-

Total Fees	$72,927	$68,345

Audit Fees

This category includes fees associated with our annual audit and the reviews of our quarterly reports on Form 10-Q. This category also includes fees associated with advice on audit and accounting matters that arose during, or as a result of, the audit or the review of our interim financial statements, statutory audits, and services related to Securities and Exchange Commission registration statements and filings.

Audit-Related Fees

This category includes fees associated with employee benefit plan audits, internal control reviews, accounting consultations, and attestation services that are not required by statute or regulation.

Tax Fees

We did not engage GBQ Partners for tax planning for merger and acquisition activities, tax consultations, the review of income tax returns and assistance with state tax examinations.

All Other Fees

We did not engage GBQ Partners to provide any information technology services or any other services during the fiscal years ended December 31, 2013 and 2012.

Pre-Approval Policies and Procedures

Our Audit Committee specifically approved the audit and audit-related services performed GBQ Partners for the periods ended December 31, 2014 and 2013, when applicable.

For the fiscal year ending December 31, 2014, our Audit Committee pre-approved audit-related and non-audit related services not prohibited by law to be performed by our independent registered public accountants and associated fees. Audit Committee pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by the Audit Committee regarding the Company’s engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service provided and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to the Company’s management. The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant pre-approvals, provided such approvals are presented to the Audit Committee at a subsequent meeting. If the Audit Committee elects to establish pre-approval policies and procedures regarding non-audit services, the Audit Committee must be informed of each non-audit service provided by the independent auditor. Audit Committee pre-approval of non-audit services (other than review and attestation services) also will not be required if such services fall within available exceptions established by the SEC.

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

*filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 28, 2015.

Intellinetics, Inc.

By:	/s/ Matthew L. Chretien
Matthew L. Chretien President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 28, 2015.

Name	Title

/s/ Matthew L. Chretien	President, Chief Executive Officer, Chief Technology Officer, Treasurer and
Matthew L. Chretien	Director

/s/ Kendall D. Gill	Chief Financial Officer
Kendall D. Gill

/s/ A. Michael Chretien	Director, Chairman of the Board, Vice President of Compliance, Secretary
A. Michael Chretien

/s/ Rye D’Orazio	Director
Rye D’Orazio

/s/ Tom Moss	Chief Software Engineer, and Director
Tom Moss

/s/ Robert Schroeder	Director
Robert Schroeder

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*filed herewith

