Form 10-Q
period 2015-03-31
INTELLINETICS, INC.
filed 2015-05-15
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated file r”, “accelerated filer” and “smaller reporting comp any” in Rule 12b- 2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No  ☒

As of May 12, 2015 there were 7,123,074 shares of the issuer’s common stock outstanding.

INTELLINETICS, INC.

Form 10-Q

March 31, 2015

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the documents incorporated into this report by reference contain, and we may from time to time make, forward-looking statements. From time to time in the future, we may make additional forward-looking statements in presentations, at conferences, in press releases, in other reports and filings and otherwise. Forward-looking statements are all statements other than statements of historical fact, including statements that refer to plans, intentions, objectives, goals, targets, strategies, hopes, beliefs, projections, prospects, expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. The words “may”, “could”, “should”, “would”, “will”, “project”, “intend”, “ continue”, “believe”, “anticipate”, “estimate”, “fore cast”, “expect”, “plan”, “potential”, “opportunity”, “scheduled”, “goal”, “target” and “ future”, variations of such words, and other comparable terminology and similar expressions and references to future periods are often, but not always, used to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about the following:

•	our prospects, including our future business, revenues, expenses, net income, earnings per share, margins, profitability, cash flow, cash position, liquidity, financial condition and results of operations, backlog of orders and revenue, our targeted growth rate, our goals for future revenues and earnings, and our expectations about realizing the revenues in our backlog and in our sales pipeline;

•	the effects on our business, financial condition and results of operations of current and future economic, business, market and regulatory conditions, including the current economic and market conditions and their effects on our customers and their capital spending and ability to finance purchases of our products, services, technologies and systems;

•	the effects of fluctuations in sales on our business, revenues, expenses, net income, earnings per share, margins, profitability, cash flow, capital expenditures, liquidity, financial condition and results of operations;

•	our products, services, technologies and systems , including their quality and performance in absolute terms and as compared to competitive alternatives, their benefits to our customers and their ability to meet our customers’ requirements, and our ability to successfully develop and market new products, services, technologies and systems;

•	our markets, including our market position and our market share;

•	our ability to successfully develop, operate, grow and diversify our operations and businesses;

•	our business plans, strategies, goals and objectives, and our ability to successfully achieve them;

•	the sufficiency of our capital resources, including our cash and cash equivalents, funds generated from operations, availability of borrowings under our credit and financing arrangements and other capital resources, to meet our future working capital, capital expenditure, lease and debt service and business growth needs;

•	the value of our assets and businesses, including the revenues, profits and cash flow they are capable of delivering in the future;

•	industry trends and customer preferences and the demand for our products, services, technologies and systems;

•	the nature and intensity of our competition, and our ability to successfully compete in our markets;

•	business acquisitions, combinations, sales, a alliances, ventures and other similar business transactions and relationships; and

•	the effects on our business, financial condition and results of operations of litigation, warranty claims and other claims and proceedings that arise from time to time.

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

Part I Financial Information

Item 1. Financial Statements

INTELLINETICS, INC. and SUBSIDIARY

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2015	2014
ASSETS

Current assets:
Cash	$79,775	$184,081
Accounts receivable, net	226,297	99,061
Prepaid expenses and other current assets	30,808	45,668

Total current assets	336,880	328,810

Property and equipment, net	25,293	28,671
Other assets	23,929	27,809

Total assets	$386,102	$385,290

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$672,434	$615,305
Deferred revenues	501,475	563,998
Deferred compensation	215,012	215,012
Notes payable - current	744,410	756,614
Notes payable - related party - current	1,789,053	1,549,965
Total current liabilities	3,922,384	3,700,894

Long-term liabilities:
Notes payable - net of current portion	508,371	543,615
Notes payable - related party	153,714	217,479
Deferred interest expense	112,855	103,242
Other long-term liabilities - related parties	108,011	73,769

Total long-term liabilities	882,951	938,105

Total liabilities	4,805,335	4,638,999

Stockholders' deficit:
Common stock, $0.001 par value, 50,000,000 shares authorized; 7,123,074 shares issued and outstanding at March 31, 2015 and December 31, 2014	14,124	14,124
Additional paid-in capital	5,232,511	5,189,178
Accumulated deficit	(9,665,868)	(9,457,011)
Total stockholders' deficit	(4,419,233)	(4,253,709)
Total liabilities and stockholders' deficit	$386,102	$385,290

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	For the Three Months March Ended 31,
	2015	2014

Revenues:
Sale of software	$190,037	$8,000
Software as a service	56,539	39,442
Software maintenance services	228,671	210,522
Professional services	82,238	29,424
Third Party services	26,290	11,795

Total revenues	583,775	299,183

Cost of revenues:
Sale of software	47,522	6,444
Software as a service	10,910	6,930
Software maintenance services	31,008	31,747
Professional services	20,518	9,710
Third Party services	3,579	8,597

Total cost of revenues	113,537	63,428

Gross profit	470,238	235,755

Operating expenses:
General and administrative	365,840	468,469
Sales and marketing	213,977	116,174
Depreciation	3,378	6,930

Total operating expenses	583,195	591,573

Loss from operations	(112,957)	(355,818)

Other income (expense)
Interest expense, net	(95,900)	(48,004)

Total other income (expense)	(95,900)	(48,004)

Net loss	$(208,857)	$(403,822)

Basic and diluted net loss per share:	$(0.03)	$(0.06)

Weighted average number of common shares outstanding - basic and diluted	7,123,074	6,765,930

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARY

Condensed Consolidated Statement of Stockholders' Deficit

For the Three Months Ended March 31 2015

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2014	7,123,074	$14,124	$5,189,178	$(9,457,011)	$(4,253,709)

Beneficial conversion of convertible notes			43,333		43,333

Net loss	-	-	-	(208,857)	(208,857)

Balance, March 31, 2015	7,123,074	$14,124	$5,232,511	$(9,665,868)	$(4,419,233)

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(208,857)	$(403,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,378	6,930
Bad debt expense	18,082	-
Amortization of deferred financing costs	3,879	2,079
Amortization of beneficial conversion option	26,767	-
Changes in operating assets and liabilities:
Accounts receivable	(145,318)	(39,515)
Prepaid expenses and other current assets	14,858	(14,201)
Accounts payable and accrued expenses	57,130	77,163
Other long-term liabilities - related parties	34,242	4,357
Deferred interest expense	9,613	(2,614)
Deferred revenues	(62,523)	(4,880)
Total adjustments	(39,892)	29,319
Net cash used in operating activities	(248,749)	(374,503)

Cash flows from investing activities:
Purchases of property and equipment	-	(2,084)
Net cash used in investing activities	-	(2,084)

Cash flows from financing activities:
Proceeds from notes payable	-	240,000
Proceeds from notes payable - related parties	200,000	-
Repayment of notes payable	(48,000)	(99,641)
Repayment of notes payable - related parties	(7,557)	(5,000)
Net cash provided by financing activities	144,443	135,359

Net increase (decrease) in cash	(104,306)	(241,228)
Cash - beginning of period	184,081	260,560
Cash - end of period	$79,775	$19,332

Supplemental disclosure of cash flow information:
Cash paid during the period for interest and taxes	$11,479	$30,508

See Notes to these condensed consolidated financial statements

1. Business Organization and Nature of Operations

Intellinetics, Inc. (“Intellinetics”) is a Nevada holding company incorporated in 1997, with a single operating subsidiary, Intellinetics, Inc. (“Intellinetics”), together the (“Company”). On February 10, 2012 (the “Closing Date”), Intellinetics entered into a Securities Exchange Agreement (the “Exchange Agreement”) by and between itself and Intellinetics. Pursuant to the terms of the Exchange Agreement, all of the former shareholders of Intellinetics transferred to Intellinetics all of their shares of Intellinetics in exchange for shares of common stock (“Share Exchange”) of Intellinetics. Prior to the Share Exchange, Intellinetics was a non-operating public shell company. As a result of the Share Exchange, Intellinetics became a wholly-owned subsidiary of Intellinetics. The Share Exchange was accounted for as a reverse merger and recapitalization of Intellinetics (See Note 4 – Share Exchange). The Company is an enterprise content management (ECM) software development, sales and marketing company serving both the public and private sectors. In the public sector, the Company’s products, services and process models serve, principally, the critical needs of law enforcement and compliance agencies within the state and local government establishment. Intellinetics was formed in December 1996 as a corporation in the state of Ohio.

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

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8.03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation of the consolidated financial position of the Company as of March 31, 2015 and the consolidated results of its operations and cash flows for the three months ended March 31, 2015 and March 31, 2014, have been included. The Company has evaluated subsequent events through the issuance of this Form 10-Q. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other interim or future period. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2014 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2015.

3. Liquidity and Management’s Plans

Through March 31, 2015, the Company has incurred an accumulated deficit since inception of $ 9,665,868. At March 31, 2015, the Company had a cash balance of $ 79,775.

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

Based on current quarterly revenues, our operating cash flows before working capital changes are insufficient by approximately $ 150,000 to $200,000 per quarter.   In addition, our operating payables currently exceed our accounts receivable by approximately $450,000.  Accordingly, unless our revenues increase from current levels, our operating cash flows over the next 12 months will be insufficient by approximately $1,050,000 to $1,250,000 requiring additional capital or debt financing to support operations.  During 2014 and the three months ended March 31, 2015, we used the proceeds from convertible note issuances to fund our operating cash flow deficits.  Debt obligations due within the next 12 months approximate $2,500,000.   We intend to enter into negotiations to extend maturities, defer payments or convert obligations to equity.  We also plan to continue our marketing and sales strategies to increase our revenues while controlling operating costs.   There are no assurances that our plans as discussed above will materialize and/or that we will have sufficient liquidity to fund operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Since inception, the Company’s operations have primarily been funded through a combination of operating margins, state business development loans, bank loans, convertible loans and loans from friends and family, and the sale of securities.   Although management believes that the Company has access to capital resources, there are currently no commitments in place for new financing at this time other than the issuance of convertible notes disclosed in these financial statements and there is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all.

During the three months ended March 31, 2015, the Company raised $ 200,000 in net new funds through the issuance of four convertible promissory notes in a maximum aggregate principal amount of $ 200,000 to two accredited investors who are associated with each other. The proceeds from these notes were used to fund the Company’s working capital needs and debt repayment.

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

The number of customers that comprise the Company’s customer base, along with the different industries, governmental entities and geographic regions, in which the Company’s customers operate, limits concentrations of credit risk with respect to accounts receivable. The Company does not generally require collateral or other security to support customer receivables; however, the Company may require its customers to provide retainers, up-front deposits or irrevocable letters-of-credit when considered necessary to mitigate credit risk. The Company has established an allowance for doubtful accounts based upon facts surrounding the credit risk of specific customers and past collections history. Credit losses have been within management’s expectations. At March 31, 2015 and December 31, 2014, the Company allowance for doubtful accounts was $ 16,097 and $ 2,015, respectively.

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

The Company accounts for stock-based payments to non-employees in accordance with ASC 718 and AC 505-50, “Equity-Based Payments to Non-Employees,” which requires that such equity instruments are recorded at their fair value on the measurement date, with the measurement of such compensation being subject to periodic adjustment as the underlying equity instruments vest

Both employee and non-employee grants of stock are fully vested at their respective date of grants. For the three months ended March 31, 2015 and 2014, there was no share-based compensation.

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

c) Sale of Software Maintenance Services

. Software maintenance services revenues consist of revenues derived from arrangements that provide PCS to the Company’s software license holders. These revenues are recognized ratably over the term of the contract. Advance billings of PCS are not recorded to the extent that the term of the PCS has not commenced and payment has not been received

d) Sales of Professional Services

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

Advertising

The Company expenses the cost of advertising as incurred. Advertising expense for the three months ended March 31, 2015 and 2014 amounted to approximately $ 1,867 and $ 1,889 respectively.

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

Deferred income taxes are recognized for the tax consequences in future years of temporary differences between the financial reporting and tax bases of assets and liabilities as of each period-end based on enacted tax laws and statutory rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A 100% valuation allowance has been established on deferred tax assets at March 31, 2015 and December 31, 14, due to the uncertainty of our ability to realize future taxable income.

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

Statement of Cash Flows

For purposes of reporting cash flows, cash includes cash on hand and demand deposits held by banks

6. Property and Equipment

Property and equipment are comprised of the following:

	March 31,	December 31,
	2015	2014
Computer hardware and purchased software	$297,242	$297,242
Leasehold improvements	221,666	221,666
Furniture and fixtures	88,322	88,322
	607,230	607,230
Less: accumulated depreciation and amortization	(581,937)	(578,559)
Property and equipment, net	$25,293	$28,671

Total depreciation expense on the Company’s property and equipment for the three months ended March 31, 2015 and 2014 amounted to $ 3,378 and $ 6,930, respectively.

7. Notes Payable

On July 17, 2009, the Company issued a note payable to the Ohio State Development Authority in the amount of $1,012,500, bearing interest at a rate of 6.00 % per annum (“Authority Loan No. 1”). Pursuant to the terms of the loan, the Company was required to pay only interest through September 30, 2010 and then monthly principal and interest payments of $ 23,779 each through September 1, 2015. The note is secured by a senior secured interest on all business assets financed with loan proceeds, as well as a second secured interest in all business assets. Upon maturity, by acceleration or otherwise, the Company shall pay a loan participation fee of $101,250, which is accounted for as a loan premium, accreted monthly, utilizing the interest method, over the term of the loan. In June, 2014, Intellinetics and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule relating to Authority Loan No.1, deferring a portion of the principal and interest payment until June 1, 2015. As of March 31, 2015, the principal amount outstanding under Authority Loan No. 1 was $576,429.

On June 3, 2011, the Company issued a note payable to the Ohio State Development Authority in the amount of $750,000, bearing interest at a rate of 1 % per annum for the first 12 months, then interest at rate of 7 % per annum for the second 12 months (“Authority Loan No. 2”). The Company was not obligated to remit payments of principal until September 1, 2013. The monthly principal and interest payments, beginning on the third anniversary of the loan origination, are $ 14,850 and are payable on a monthly basis through August 1, 2018. The note is secured by a senior secured interest on all business assets financed with loan proceeds, as well as a second secured interest in all business assets. Upon maturity, by acceleration or otherwise, the Company shall pay a loan participation fee of $ 75,000 , which is accounted for as a loan premium, accreted monthly utilizing the interest method, over the term of the loan. The interest rate of 1% during the first 12 months of this loan was considered to be below market for that period. The Company further determined that over the life of the loan, the effective interest rate was 5.6 % per annum. Accordingly, during the first 12 months of the loan, the Company recorded interest expense at the 5.6 % rate per annum. The difference between the interest expense accrual at 5.6% and the stated rate of 1% over the first 12 months is credited to deferred interest. The deferred interest amount that is accumulated over the first 12 months of the loan term will be amortized as a reduction to interest expense over the remaining term of the loan. At March 31, 2015 and December 31, 2014 deferred interest of $112,855 and $ 103,242, respectively, was reflected within long-term liabilities on the accompanying condensed consolidated balance sheets. In June, 2014, Intellinetics and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule, deferring a portion of the principal and interest payment until June 1, 2015. As of March 31, 2015, the principal amount outstanding under Authority Loan No. 2 was $633,006.

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

Between June 4, 2014 and July 10, 2014, the Company issued convertible promissory notes in an aggregate amount of $45,000 (the “Notes in an Aggregate Amount of $45,000”) to accredited investors who are associated with each other (the accredited investors collectively referred to as the (“$45,000 Investors”). The Convertible Notes mature on December 31, 2015 (the “Maturity Date”) and bear interest at an annual rate of interest of 10 percent until maturity, with interest payable quarterly. The Note Investors have a right, in their sole discretion, to convert the Convertible Notes into shares of Common Stock, par value $0.001 per share, of the Company under certain circumstances at a conversion rate of $0.56 per Share. The Company recognized a beneficial conversion feature in the amount of $3,125. Interest expense recognized on the amortization of the beneficial conversion feature was $551 for three months ended March 31, 2015. If the Convertible Notes have not been fully repaid by the Company by the Maturity Date or converted into shares at the election of the Convertible Note Investors prior to the Maturity Date, then such Convertible Notes will accrue interest at the annual rate of 12% from the Maturity Date until the date the Convertible Notes are repaid in full. Any interest not paid quarterly will also accrue interest at the annual rate of 12%. The Company used the proceeds of the Convertible Note for working capital, general corporate purposes, and debt repayment.

The table below reflects all notes payable at March 31, 2015 and December 31, 2014, respectively, with the exception of related party notes disclosed in Note 8 - Notes Payable - Related Parties.

	March 31,	December 31,
	2015	2014

Authority Loan No. 1, due September 1, 2015	$576,429	$600,429
Authority Loan No. 2, due August 1, 2018	633,006	657,006
Notes payable due December 31, 2015	43,346	42,794
Total notes payable	$1,252,781	$1,300,229
Less current portion	(744,410)	(756,614)
Long-term portion of notes payable	$508,371	$543,615

Future minimum principal payments of these notes payable with the exception of the related party notes in Note 8 - Notes Payable - Related Parties, as described in this Note 7 are as follows:

For the Twelve-Month
Period Ended March 31,	Amount
2016	$744,410
2017	147,291
2018	157,939
2019	203,141
Total	$1,252,781

As of March 31, 2015 and December 31, 2014, accrued interest for these notes payable with the exception of the related party notes in Note 8 - Notes Payable - Related Parties, was $ 203,431 and $ 186,783, respectively, and was reflected within accounts payable and accrued expenses on the consolidated balance sheets. As of March 31, 2015 and December 31, 2014, accrued loan participation fees were $158,572 and $ 155,044, respectively, and reflected within accounts payable and accrued expenses on the consolidated balance sheets. As of March 31, 2015 and December 31, 2014, deferred financing costs were $ 8,245 and $ 10,324, respectively, and were reflected within other assets on the consolidated balance sheets.

With respect to all notes outstanding (other than the notes to related parties), for the three months ended March 31, 2015, and 2014, interest expense, including the amortization of deferred financing costs, accrued loan participation fees, original issue discounts, deferred interest and related fees and the embedded conversion feature was $22,987 and $42,139, respectively.

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

On March 2, 2009, the Company issued an unsecured promissory note payable to Ms. Chretien, in the amount of $80,000 due January 1, 2014 and bearing interest at 5% per annum, with the principal and interest to be paid at maturity. On December 27, 2013 the $80,000 promissory note was extended under the same terms, with a maturity date of January 1, 2015. On December 31, 2014 the $80,000 promissory note was extended under the same terms, with a maturity date of January 1, 2016. During the three months ended March 31, 2015, the Company paid no principal to Ms. Chretien related to this note. As of March 31, 2015 the note had a principal balance of $15,000 and accrued interest of $3,840

On December 29, 2001, the Company issued an unsecured promissory note payable to A. Michael Chretien, a Founder of the Company, in the amount of $ 55,167, with any unpaid principal and interest due on January 1, 2014. During 2013, the Company paid $ 11,250 in accrued interest to A. Michael Chretien. On December 27, 2013, the note was extended, under the same terms, with a maturity of January 12, 2015. On December 31, 2014, the note was extended under the same terms, with a maturity of January 1, 2016.  As of March 31, 2015, the note had a principal balance of $ 40,415 and accrued interest of $ 5,365.

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

On November 12, 2013, the Company issued two convertible promissory notes in an aggregate amount of $160,000 to two accredited investors who are associated with each other and are shareholders of the Company. The Company received proceeds in the amount of $160,000. The notes provide for maturity on July 31, 2014 and provide for 10% interest until maturity. The note holders have a right, at their sole discretion, to convert the notes into equity under certain circumstances at $0.70 per share. The Company recognized a beneficial conversion feature in the amount of $32,000. Interest expense recognized on the amortization of the beneficial conversion feature was $5,647 for the three months ended March 31, 2015. If the notes are not paid off by the Company, with the consent of the investors, by the maturity date or converted in to equity at the election of the investors prior to the maturity date, the note will accrue interest in the amount of 15 % from the maturity date until the note is paid in full. These notes were exchanged on July 10, 2014. See further disclosures below.

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

Between May 9, 2014 and June 30, 2014, the Company issued convertible promissory notes in an aggregate amount of $415,000 (the “Notes in an Aggregate Amount of $415,000”) to accredited investors who are associated with each other and are shareholders of the Company, (the accredited investors collectively referred to as the (“$415,000 Investors”). The Convertible Notes mature on December 31, 2015 (the “Maturity Date”) and bear interest at an annual rate of interest of 10 percent until maturity, with interest payable quarterly. The Note Investors have a right, in their sole discretion, to convert the Convertible Notes into shares of Common Stock, par value $0.001 per share, of the Company under certain circumstances at a conversion rate of $0.56 per Share. For one note in the amount of $8,000, the Company recognized a beneficial conversion feature in the amount of $1,000. Interest expense recognized on the amortization of the beneficial conversion feature was $177 for the three months ended March 31, 2015. If the Convertible Notes have not been fully repaid by the Company by the Maturity Date or converted into shares at the election of the Convertible Note Investors prior to the Maturity Date, then such Convertible Notes will accrue interest at the annual rate of 12% from the Maturity Date until the date the Convertible Notes are repaid in full. Any interest not paid quarterly will also accrue interest at the annual rate of 12%. The Company used the proceeds of the Convertible Note for working capital, general corporate purposes, and debt repayment. As March 31, 2015, the notes had accrued interest of $ 34,285.

On May 12, 2014, the Company issued a convertible promissory note in an aggregate amount of $30,000 (the “Note in an Aggregate Amount of $30,000”) to Robert Schroeder, a director of the Company. The Convertible Notes mature on December 31, 2015 (the “Maturity Date”) and bear interest at an annual rate of interest of 10 percent until maturity, with interest payable quarterly. Robert Schroeder has a right, in his sole discretion, to convert the Convertible Note into shares of Common Stock, par value $0.001 per share, of the Company under certain circumstances at a conversion rate of $0.56 per Share. No beneficial conversion feature was recognized. If the Convertible Notes have not been fully repaid by the Company by the Maturity Date or converted into shares at the election of the Convertible Note Investors prior to the Maturity Date, then such Convertible Notes will accrue interest at the annual rate of 12% from the Maturity Date until the date the Convertible Notes are repaid in full. Any interest not paid quarterly will also accrue interest at the annual rate of 12%. The Company used the proceeds of the Convertible Note for working capital, general corporate purposes, and debt repayment. As of March 31, 2015, the note had accrued interest of $2,679.

On June 6, 2014, the Company issued a convertible promissory note in an aggregate amount of $10,000 (the “Note in an Aggregate Amount of $10,000”) to Matthew L. Chretien, President, CEO and a director of the Company. The Convertible Notes mature on December 31, 2015 (the “Maturity Date”) and bear interest at an annual rate of interest of 10 percent until maturity, with interest payable quarterly. Matthew L. Chretien has a right, in his sole discretion, to convert the Convertible Note into shares of Common Stock, par value $0.001 per share, of the Company under certain circumstances at a conversion rate of $0.56 per Share. No beneficial conversion feature was recognized. If the Convertible Notes have not been fully repaid by the Company by the Maturity Date or converted into shares at the election of the Convertible Note Investors prior to the Maturity Date, then such Convertible Notes will accrue interest at the annual rate of 12% from the Maturity Date until the date the Convertible Notes are repaid in full. Any interest not paid quarterly will also accrue interest at the annual rate of 12%. The Company used the proceeds of the Convertible Note for working capital, general corporate purposes, and debt repayment. As of March 31, 2015, the note had accrued interest of $816.

On October 9, 2014, the Company issued three convertible promissory notes in the amounts of $80,000, $80,000, and $15,000, (the “Notes in the Aggregate Amount of $175,000”) to three accredited investors. Robert C. Schroeder, a director of the Company, purchased the note in the amount of $15,000, and Robert Taglich and Michael Taglich, each beneficial owners of 10% of the Company, each purchased notes in the amount of $80,000. The notes mature on December 31, 2015, and bear interest at an annual rate of interest of 6 percent until maturity, with interest payable quarterly. The note investors have a right, in their sole discretion, to convert the notes into shares of Common Stock, par value $0.001 per share, of the Company under certain circumstances at a conversion rate of $0.30 per Share. No beneficial conversion feature was recognized. If the convertible notes have not been fully repaid by the Company by the maturity date or converted into shares at the election of the note investors prior to the maturity date, then such notes will accrue interest at the annual rate of 12% from the maturity date until the date the notes are repaid in full. Any interest not paid quarterly will also accrue interest at the annual rate of 12%. The Company used the proceeds of the notes for working capital, general corporate purposes, and debt repayment. As of March 31, 2015 the notes had accrued interest of $4,977.

On December 17, 2014, the Company issued two convertible promissory notes in a principal amounts of $100,000 each (the “Notes in the Aggregate Amount of $200,000) to Robert Taglich and Michael Taglich, each beneficial owners of 10% of the Company. The notes mature on December 31, 2015, and bear interest at an annual rate of interest of 6 % until maturity. Each note holder has a right, in their sole discretion, to convert the notes into shares of common stock, par value $ 0.001 per share, of the Company under certain circumstances at a conversion rate of $ 0.30 per share. No beneficial conversion feature was recognized. If either note has not been fully repaid by the Company by the maturity date or converted into shares at the election of the note holders prior to the maturity date, then such note will accrue interest at the annual rate of 12 % from the maturity date until the date the convertible note is repaid in full. The Company used the proceeds of the convertible notes for working capital and general corporate purposes, and debt repayment. As of March 31, 2015 the notes had accrued interest of $3,419.

On February 10, 2015, the Company issued two convertible promissory notes in a maximum aggregate principal amount of $ 100,000 to Robert and Michael Taglich (10% beneficial owners). The notes mature on December 31, 2015, and bear interest at an annual rate of interest of 6 % until maturity. Each note holder has a right, in their sole discretion, to convert the notes into shares of common stock, par value $ 0.001 per share, of the Company under certain circumstances at a conversion rate of $ 0.30 per share. The Company recognized a beneficial conversion feature in the amount of $26,667. Interest expense recognized on the amortization of the beneficial conversion feature was $12,549 for the three months ended March 31, 2015. If either note has not been fully repaid by the Company by the maturity date or converted into shares at the election of the note holders prior to the maturity date, then such note will accrue interest at the annual rate of 12 % from the maturity date until the date the convertible note is repaid in full. The Company used the proceeds of the convertible notes for working capital , general corporate purposes., and debt repayment. As of March 31, 2015, the note had accrued interest of $805.

On March 11, 2015, the Company issued two convertible promissory notes in a maximum aggregate principal amount of $ 100,000 to Robert and Michael Taglich (10% beneficial owners). The notes mature on December 31, 2015, and bear interest at an annual rate of interest of 6 % until maturity. Each note holder has a right, in their sole discretion, to convert the notes into shares of common stock, par value $ 0.001 per share, of the Company under certain circumstances at a conversion rate of $ 0.30 per share. The Company recognized a beneficial conversion feature in the amount of $16,667. Interest expense recognized on the amortization of the beneficial conversion feature was $7,843 for the three months ended March 31, 2015 If either note has not been fully repaid by the Company by the maturity date or converted into shares at the election of the note holders prior to the maturity date, then such note will accrue interest at the annual rate of 12 % from the maturity date until the date the convertible note is repaid in full. The Company used the proceeds of the convertible notes for working capital general corporate purposes., and debt repayment. As of March 31, 2015, the note had accrued interest of $329.

The table below reflects Notes payable due to related parties at March 31 2015 and December 31, 2014, respectively

	March 31,	December 31,
	2015	2014
The $80,000 Jackie Chretien Note	$15,000	$15,000
The $55,167 A. Michael Chretien Note	40,415	40,415
The $250,000 Shealy Note	185,896	193,453,
Notes in the Aggregate Amount of $415,000	414,471	414,294
Notes in the Aggregate Amount of $701,068	684,127	678,482
The $30,000 Robert C. Schroeder Convertible Promissory Note	30,000	30,000
The $10,000 Matthew L. Chretien Convertible Promissory Note	10,000	10,000
The $10,800 Taglich Brothers Note	10,800	10,800
Notes in the Aggregate Amount of $175,000	175,000	175,000
Notes in the Aggregate Amount of $200,000	200,000	200,000
Notes in the Aggregate Amount of $100,000	85,882	-
Notes in the Aggregate Amount of $100,000	91,176	-
Total notes payable - related party	$1,942,767	$1767,444
Less current portion	(1,789.053)	(1,549,965)
Long-term portion of notes payable-related party	$153,714	$217,479

Future minimum principal payments of these notes payable as described in this Note 8 are as follows:

For the Twelve Months Ended March 31,	Amount
2016	$1,789,053
2017	35,552
2018	39,275
2019	43,388
2020	35,499
TOTAL	$1,942,767

10. Commitments and Contingencies

Employment Agreements

The Company has entered into employment agreements with four of its key executives. Under their respective agreements, the executives serve at will and are bound by typical confidentiality, non-solicitation and non-competition provisions.

Operating Leases

On January 1, 2010, the Company entered into an agreement to lease 6,000 rentable square feet of office space in Columbus, Ohio at a monthly rent of $ 3,375. The lease commenced on January 1, 2010 and, pursuant to a lease extensions through August 14, 2014, the lease expires on December 31, 2016.

Future minimum lease payments under this operating lease are as follows:

For the Twelve Months Ending
March 31,	Amount
2016	$40,500
2017	30,375
Total	$70,875

Rent expense charged to operations for the three months ended March 31, 2015 and 2014 amounted to $ 10,125 and $ 10,125, respectively.

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

12. Concentrations

Revenues from the Company’s services to a limited number of customers have accounted for a substantial percentage of the Company’s total revenues. For the three months ended March 31, 2015, the Company’s two largest customers, Tiburon, Inc. (“Tiburon”) a reseller, and Ohio State Highway Patrol (“OSHP”) a direct end user, accounted for 15% and 8%, respectively, of the Company’s revenue for that period. For the three months ended March 31, 2014, the Company’s two largest customers, Tiburon, Inc. (“Tiburon”) and CareWorks, which are both Resellers, accounted for 15% and 7%, respectively, of the Company’s revenue for that period.

For the three months ended March 31, 2015 and 2014, government contracts represented approximately 45% and 44% of the Company’s net revenues, respectively. A significant portion of the Company’s sales to Tiburon and Lexmark represent ultimate sales to government agencies.

As of March 31, 2015, accounts receivable concentrations from the Company’s four largest customers were 18%, 15%, 11% and 10% of gross accounts receivable, respectively, and as of December 31, 2014, accounts receivable concentrations from the Company’s four largest customers were 23%, 21%, 13% and 10% of gross accounts receivable, respectively. Accounts receivable balances from the Company’s four largest customers at March 31, 2015 have since been partially collected.

13. Subsequent Events

On April 30, 2015, the Company announced: 1) the appointment of Murray Gross as a Director and Chairman of the Board, 2) the resignation of A. Michael Chretien and Thomas D. Moss as Directors of the Company, 3) the adoption of the 2015 Equity Incentive Plan (the ”Plan”), with a total of 2,000,000 shares of common stock of the Company authorized and reserved for issuance under the Plan, and 4) the grant of options to Murray Gross (640,000 options) and Sophie Pibouin (128,000 options), subject to certain vesting requirements.  For more details, see the Company’s Current Report on 8-K, dated April 30, 2015.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial conditions and results of operations of the Company for the three months ended March 31, 2015, and 2014 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Form 10-Q. References in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “the Company,” “us,” “we,” “our,” and similar terms refer to Intellinetics, Inc., a Nevada corporation (“Intellinetics”), and its sole operating subsidiary, Intellinetics, Inc., an Ohio corporation (“Intellinetics Ohio”), unless we state otherwise or the context indicates otherwise.

This discussion includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe ,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements.

We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risk factors that are included in Part I, Item IA of our 2014 Form 10-K. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition accrued expenses, financing operations, contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carry value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this report for the three months ended March 31, 2015.

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

The Company’s software products allow customers to manage “enterprise content” (unstructured data such as hard-copy scanned documents, Word documents, Excel spreadsheets, JPEG files, images, pictures, faxes, audio/video files, emails, and PowerPoint presentations) through the complete document life cycle for that organization. The Company’s platform, Intellivue™, improves and enhances business operations for clients by making document and content management simple, accessible and affordable.   Our approach to deploying templates for specific business processes is designed to empower clients to affordably manage their documents entirely within the Intellivue™ platform

To date, most of our software customers install our software onto computers at their location (premises-based). In time, the Company anticipates that the provision of “cloud” application services, or software as a service (SaaS), will become a more significant part of its software sales business. We anticipate that cloud-based services will become the principal part of our software sales business and a primary source of revenues for us, because this model allows customers to avoid significant upfront costs for hardware and installation services required for a premises-based delivery. That said, we are just beginning to see our customers migrate to such cloud-based services. Our revenues from cloud-based delivery of our software, as a percentage of total revenue for the period ended December 31, 2014 and December 31, 2013, were 13% and 9% respectively.

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

On April 30, 2015, the Company announced: 1) the appointment of Murray Gross as a Director and Chairman of the Board, 2) the resignation of A. Michael Chretien and Thomas D. Moss as Directors of the Company, 3) the adoption of the 2015 Equity Incentive Plan (the ”Plan”), with a total of 2,000,000 shares of common stock of the Company authorized and reserved for issuance under the Plan, and 4) the grant of options to Murray Gross (640,000 options) and Sophie Pibouin (128,000 options), subject to certain vesting requirements.  For more details, see the Company’s Current Report on 8-K, dated April 30, 2015.

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

Due to all these factors and the other risks discussed in “Part I, Item IA of our 2014 Form 10-K”, our results of operations should not be relied upon as an indication of our future performance. Comparisons of our operating results with prior periods is not necessarily meaningful or indicative of future performance.

Results of Operations

Overview

We reported net losses of $208,857 and $403,822 for the three months ended March 31, 2015 and 2014, respectively, representing a decrease in net loss of $194,965 or 48%. We reported gross profit of $470,238 and $235,755 for the three months ended March 31, 2015 and 2014, respectively, representing an increase in gross profit of $234,483, or 99%. We reported operating expenses of $583,195 and $591,573 for the three months ended March 31, 2015 and 2014, respectively, representing a decrease in operating expenses of $8,378. The decrease in operating expenses was principally related to the reduction in general and administrative personnel, and an increase in sales and marketing personnel.

Revenues

We reported total revenues of $583,775 and $299,183 for the three months ended March 31, 2015 and 2014, respectively, representing an increase of $284,592 or 95%. The increase in total revenues is attributable to several factors as described below.

Sale of Software

Revenues from the sale of software principally consist of sales of additional or upgraded software licenses and applications to existing customers and sales of software to our resellers. These software revenues were $190,037 and $8,000, for the three months ended March 31, 2015 and 2014, respectively, representing an increase of $182,037, or 2,275%. The increase was due to our efforts to close new customers in our direct sales and an increase in our sales of software to our resellers.

Sale of Software as a Service

For those customers that wish to avoid the upfront costs of typical premises-based software installations, we provide access to our software as a service, accessible through the internet. Our customers typically enter into our software as a service agreement for periods in excess of one year. Under these agreements, we generally provide access to the applicable software, data storage and related customer assistance and support. Our software as a service revenues were $56,539 and $39,442, for the three months ended March 31, 2015 and 2014, respectively, representing an increase of $17,097, or 43%. The increase in revenue year-over-year was primarily the result of new customers and relationships with channel partners.

Sale of Software Maintenance Services

Software maintenance services revenues consist of fees for post contract customer support services provided to license holders. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. A substantial portion of these revenues were generated from customers to whom we sold software in prior years who have continued to renew their maintenance agreements. The support and maintenance agreements typically have a term of 12 months. Our software maintenance support revenue was $228,671 and $210,522, for the three months ended March 31, 2015 and 2014, respectively, representing an increase of $18,149, or 9%. The increase in revenue was primarily the result of new accounts from the sale of software.

Sale of Professional Services

Professional services revenues consist of revenues from consulting, discovery, training, and advisory services to assist customers with document management needs. These revenues include those arrangements where we do not sell software license as an element of the overall arrangement. Professional services revenues were $82,238 and $29,424 for the three months ended March 31, 2015 and 2014, respectively, an increase of $52,814, or 179%. The increase in revenue primarily resulted from partner fees received from new channel partners.

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

Cost of Revenues

The cost of revenues during the three months ended March 31, 2015 and 2014 were $113,537 and $63,428, respectively, representing an increase of $50,109, or 79%. The increase in cost of revenue for the period ended March 31, 2015 is primarily due to the increase in revenues as compared with the three month period ending March 31, 2014.

Gross Margins

Overall gross margin for the three months ended March 31, 2015 and 2014 were 81% and 79%, respectively, representing an increase of 2%. The increase in gross margin year-over-year is primarily as result of the mix in revenues, primarily the sale of software.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $365,840 during the three months ended March 31, 2015 as compared to $468,469 during the three months ended March 31, 2014, representing a decrease of $102,629, or 22%. The decrease was primarily due to the decrease in administrative personnel in 2014 and a decrease in expenses operating as a public company.

Sales and Marketing Expenses

Sales and marketing expenses increased to $213,977 during the three months ended March 31, 2015 as compared to $116,174 during the three months ended March 31, 2014, representing an increase of $97,803 or 84%. The increase was primarily related to the hiring of additional sales personnel in obtaining new channel partners in selling activities, which increased our sales and marketing team and increased our travel expenses.

Depreciation and Amortization

Depreciation and amortization was $3,378 for the three months ended March 31, 2015, as compared to $6,930 for the three months ended March 31, 2014, representing a decrease of $3,552 or approximately 51%. The decrease was the result of no assets being acquired and assets that are becoming fully depreciated.

Interest Expense, Net

Interest expense, net, was $95,900 during the three months ended March 31, 2015 as compared to $48,004 during the three months ended March 31, 2014, representing an increase of $47,896 or 100%. The increase resulted primarily from an increase in the average debt balance outstanding during the three months ended March 31, 2015.

Liquidity and Capital Resources

We have financed our operations primarily through a combination of cash on hand; cash generated from operations, borrowings from third parties and related parties, and proceeds from private sales of equity. As of March 31, 2015, our major liquidity indicators are:

•	Cash $ 79,775,

•	Working Capital Deficiency $ (3,585,504),

•	Through March 31, 2015 we have incurred cumulative net losses since inception of $9,665,868.

From the Company’s inception, it has generated revenues from the sales and implementation of our internally generated software applications. Our plan is to increase our sales and market share by developing an expanded network of resellers through which we expect to sell our expanded software product portfolio. We expect that this marketing initiative will require us to develop an expanded sales force and enhance our product marketing efforts, all of which will require additional capital.

Based on current quarterly revenues, our operating cash flows before working capital changes are insufficient by approximately $ 150,000 to $200,000 per quarter.   In addition, our operating payables currently exceed our accounts receivable by approximately $450,000.  Accordingly, unless our revenues increase from current levels, our operating cash flows over the next 12 months will be insufficient by approximately $1,050,000 to $1,250,000 requiring additional capital or debt financing to support operations.  During 2014 and the three months ended March 31, 2015, we used the proceeds from convertible note issuances to fund our operating cash flow deficits.  Debt obligations due within the next 12 months approximate $2,500,000.   We intend to enter into negotiations to extend maturities, defer payments or convert obligations to equity.  We also plan to continue our marketing and sales strategies to increase our revenues while controlling operating costs.   There are no assurances that our plans as discussed above will materialize and/or that we will have sufficient liquidity to fund operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

During the three months ended March 31, 2015, we raised $200,000 in net new funds through the issuance of contingently convertible notes. The proceeds from these notes were used to fund our working capital needs and debt repayment.

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

Liquidity and Capital Resource - Equity Capital Resources

Shares Issued and Outstanding and Shares Reserved for Exercise of Warrants

As of March 31, 2015 the Company has 7,123,074 shares of common stock issued and outstanding; and approximately 4,700,000 shares reserved for issuance upon the exercise of outstanding warrants.

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

Liquidity and Capital Resource - Debt Capital Resources

Deferral of Principal and Interest Payment Relating to Notes Payable Issued by Intellinetics Ohio to the Ohio State Development Authority

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

On December 31, 2014, Intellinetics Ohio and A. Michael Chretien, who is the Secretary and Chairman of the Company, extended a promissory note with a maturity date of January 1, 2015, into a promissory note maturity of January 1, 2016. Without changing any other terms of that promissory note.

Issuance of Convertible Notes.

Throughout 2014 and through the three months ending March 31, 2015, the Company issued new convertible promissory notes as a source of debt liquidity. The total principal balance of such notes issued was $1,425,000. The note investors have a right, in their sole discretion, to convert the convertible notes into shares of common stock, par value $0.001 per share, of the Company at various conversion rates ranging from $0.30 to $0.56 per share. The annual rate of interest on such notes ranges from 6% to 10%, with all notes maturing on December 31, 2015. For more information, please see Note 8 to the Consolidated Financial Statements, titled Notes Payable.

Summary of Current Outstanding Indebtedness

The Company’s outstanding indebtedness at March 31, 2015 is as follows:

•	Promissory note held by Ohio State Development Authority, dated July 17, 2009, with an original principal balance of $1,012,500, and current principal balance of $576,429.

•	Promissory note held by Ohio State Development Authority, dated July 3, 2011,with an original principal balance of $750,000, and current principal balance of $633,006.

•	Convertible notes held by accredited investors, dated between June 4, 2014 and July 10, 2014, with an aggregate original principal balance of $45,000, current principal balance of $45,000 with a current discount for the beneficial conversion feature of $1,654, and accrued interest of $3,567.

•	Promissory note held by Jackie Chretien, dated March 2, 2009, with an original principal balance of $80,000, current principal balance of $15,000, and accrued interest of $3,840.

•	Promissory note held by A. Michael Chretien, dated December 29, 2001, with an original principal balance of $55,167, current principal balance of $40,415, and accrued interest of $5,365.

•	Promissory note held by Ramon Shealy, dated December 31, 2014, with a principal balance of $193,453, current principal balance of $185,896, and accrued interest of $0.

•	Convertible notes held by accredited investors, dated between May 9, 2014 to June 30, 2014, with an aggregate original principal balance of $ 415,000, current principal balance of $415,000, with a current discount for the beneficial conversion feature of $588, and accrued interest of $34,285.

•	Convertible note held by Robert Schroeder, a director of the company, dated May 12, 2014, with an aggregate original principal balance of $30,000, current principal balance of $30,000, and accrued interest of $2,679.

•	Convertible note held by Matthew L. Chretien, dated June 6, 2014, with an aggregate original principal balance of $10,000, current principal balance of $10,000, and accrued interest of $ 816.

•	Convertible notes held by two accredited investors, dated July 10, 2014, with an aggregate original principal balance of $701,068, current principal balance of $701,068 with a current discount for the beneficial conversion feature of $16.941, and accrued interest of $50,708.

•	Convertible note held by Taglich Brothers, dated July 8, 2014, with an original principal balance of $10,800, current principal balance of $10,800 and accrued interest of $787.

•	Convertible notes held by three accredited investors, dated October 9, 2014, with an aggregate original principal balance of $175,000, current principal balance of $175,000, and accrued interest of $4,977.

•	Convertible notes held by two accredited investors, dated December 17, 2014, with an aggregate original principal balance of $200,000, current principal balance of $200,000 and accrued interest of $3,420.

•	Convertible notes held by two accredited investors, dated February 10, 2015, with an aggregate original principal balance of $100,000, current principal balance of $100,000 and accrued interest of $805.

•	Convertible notes held by two accredited investors, dated March 11, 2015, with an aggregate original principal balance of $100,000, current principal balance of $100,000 and accrued interest of $328.

There were no material commitments for capital expenditures at March 31, 2015.

Cash Flows

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2015 and 2014 was $248,749 and $374,503, respectively. During the three months ended March 31, 2015, the net cash used in operating activities was primarily attributable to the net loss adjusted for non- cash expenses of $52,106 and a decrease in net operating liabilities of $91,998. During the three months ended March 31, 2014, the net cash used in operating activities was primarily attributable to the net loss adjusted for non- cash expenses of $9,009 and an increase in net operating liabilities of $20,310.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2015 and 2014 amounted to $0 and $2,084, respectively, and was related to the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2015 amounted to $144,443. The net cash provided by financing activities resulted from new borrowings. New borrowings of $200,000 were partially offset by $55,557 of notes payable repayments, of which $7,557 was repaid to related parties.

Net cash provided by financing activities for the three months ended March 31, 2014 amounted to $135,359. The net cash provided by financing activities resulted from new borrowings. New borrowings of $240,000 were partially offset by $104,641 of notes payable repayments, of which $5,000 was repaid to related parties.

Critical Accounting Policies and Estimates

There have been no significant changes during the three months ended March 31, 2015 to the items that we disclosed as our critical accounting policies and use of estimates in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Form 10-K.

Liquidity, Going Concern and Management’s Plans

We have incurred substantial recurring losses since our inception. The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. During the years 2012, 2013, 2014 and the three months ended March 31, 2015, we raised a total of $4,844,077 through issuance of debt and equity securities. We are also in the process of exploring strategies to increase our existing revenues. We believe we will be successful in these efforts; however, there can be no assurance we will be successful in raising additional debt or equity financing or finding any other financing source to fund our operations on terms agreeable to us. These matters raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

On February 10, 2015, the Company issued two convertible promissory notes in a maximum aggregate principal amount of $100,000 to two accredited investors who are associated with each other. The notes mature on December 31, 2015 and bear interest at an annual rate of interest of 6 percent until maturity. For more information, see Note 7 to the unaudited consolidated financial statements.

On March 11, 2015, the Company issued two convertible promissory notes in a maximum aggregate principal amount of $100,000 to two accredited investors who are associated with each other. The notes mature on December 31, 2015 and bear interest at an annual rate of interest of 6 percent until maturity. For more information, see Note 7 to the unaudited consolidated financial statements

Use of Estimates

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)), as of March 31, 2015. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Our business and operating results are subject to many risks, uncertainties and other factors. If any of these risks were to occur, our business, affairs, assets, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. These risks, uncertainties and other factors include the information discussed elsewhere in this report as well as the risk factors set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which have not materially changed as of the date of this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There have been no securities sold by the registrant during the period covered by this Quarterly Report on Form 10-Q that have not previously been included on a Form 8-K.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibit

10.1	Non-Qualified Option Agreement with Sophie Pibouin, dated April 30, 2015, filed as Exhibit 10.1 of the 8-K dated April 30, 2015.
10.2	Non-Qualified Option Agreement with Murray Gross, dated April 30, 2015, filed as Exhibit 10.2 of the 8-K dated April 30, 2015.
10.3	Intellinetics, Inc. 2015 Equity Incentive Plan, filed as Exhibit 10.3 of the 8-K dated April 30, 2015.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101. INS XBRL Instance Document.*

101. SCH XBRL Taxonomy Schema.*

101. CAL XBRL Taxonomy Extension Calculation Linkbase.*

101. DEF XBRL Taxonomy Extension Definition Linkbase.*

101. LAB XBRL Taxonomy Extension Label Linkbase.*

101. PRE XBRL Taxonomy Extension Presentation Linkbase.*

 * filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBALWISE INVESTMENTS, INC.

Dated: May 15, 2015

By:	/s/ Matthew L. Chretien
Matthew L. Chretien
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2015

By:	/s/ Kendall D. Gill
Kendall D. Gill
Chief Financial Officer

