Form 10-Q
period 2015-06-30
INTELLINETICS, INC.
filed 2015-08-17
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

As of August 12, 2015, there were 7,123,074 shares of the issuer’s common stock outstanding.

Part I Financial Information

Item 1. Financial Statements

INTELLINETICS, INC. and SUBSIDIARY

Condensed Consolidated Balance Sheets

	Unaudited
	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash	$98,752	$184,081
Accounts receivable, net	228,967	99,061
Prepaid expenses and other current assets	51,867	45,668

Total current assets	379,586	328,810

Property and equipment, net	22,620	28,671
Other assets	20,051	27,809

Total assets	$422,257	$385,290

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$826,883	$633,053
Deferred revenues	488,933	563,998
Deferred compensation	215,012	215,012
Notes payable - current	1,036,248	1,071,708
Notes payable - related party - current	1,600,207	1,234,871
Total current liabilities	4,167,283	3,718,642

Long-term liabilities:
Notes payable - net of current portion	484,531	544,322
Notes payable - related party	148,030	216,772
Deferred interest expense	122,109	103,242
Other long-term liabilities - related parties	113,946	56,021

Total long-term liabilities	868,616	920,357

Total liabilities	5,035,899	4,638,999

Stockholders' deficit:
Common stock, $0.001 par value, 50,000,000 shares authorized;
7,123,074 shares issued and outstanding at June 30, 2015 and December 31, 2014	14,124	14,124
Additional paid-in capital	5,680,844	5,189,178
Accumulated deficit	(10,308,610)	(9,457,011)
Total stockholders' deficit	(4,613,642)	(4,253,709)
Total liabilities and stockholders' deficit	$422,257	$385,290

See notes to these condensed consolidated financial statements.

INTELLINETICS, INC. and SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Revenues:
Sale of software	$147,723	$4,496	$337,760	$12,496
Software as a service	60,966	41,028	117,505	80,470
Software maintenance services	231,939	212,000	460,610	422,522
Professional services	92,782	47,350	175,020	76,774
Third Party services	53,760	21,478	80,050	33,273

Total revenues	587,170	326,352	1,170,945	625,535

Cost of revenues:
Sale of software	19,704	1,260	67,226	7,704
Software as a service	11,764	6,941	22,674	13,870
Software maintenance services	31,451	31,076	62,459	62,823
Professional services	23,593	10,627	44,111	20,338
Third Party services	35,933	18,631	39,512	27,228

Total cost of revenues	122,445	68,535	235,982	131,963

Gross profit	464,725	257,817	934,963	493,572

Operating expenses:
General and administrative	791,404	443,077	1,157,245	911,547
Sales and marketing	217,679	125,052	431,655	241,225
Depreciation	2,673	6,810	6,051	13,740

Total operating expenses	1,011,756	574,939	1,594,951	1,166,512

Loss from operations	(547,031)	(317,122)	(659,988)	(672,940)

Other income (expense)
Interest expense, net	(95,711)	(55,592)	(191,611)	(103,596)

Total other income (expense)	(95,711)	(55,592)	(191,611)	(103,596)

Net loss	$(642,742)	$(372,714)	$(851,599)	$(776,536)

Basic and diluted net loss per share:	$(0.09)	$(0.06)	$(0.12)	$(0.11)

Weighted average number of common shares outstanding - basic and diluted	7,123,024	6,765,930	7,123,024	6,765,930

See notes to these condensed consolidated financial statements.

INTELLINETICS, INC. and SUBSIDIARY

Condensed Consolidated Statement of Stockholders' Deficit

For the Six Months Ended June 30, 2015

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2014	7,123,074	$14,124	$5,189,178	$(9,457,011)	$(4,253,709)

Beneficial Conversion of convertible notes			96,666		96,666

Stock Option Compensation			395,000		395,000

Net loss	-	-	-	(851,599)	(851,599)

Balance, June 30, 2015	7,123,074	$14,124	$5,680,844	$(10,308,610)	$(4,613,642)

See notes to these condensed consolidated financial statements.

INTELLINETICS, INC. and SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(851,599)	$(776,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,051	13,740
Bad debt expense	4,137	1,039
Amortization of deferred financing costs	7,758	4,158
Amortization of beneficial conversion option	49,315	-
Stock options compensation	395,000
Changes in operating assets and liabilities:
Accounts receivable	(134,043)	(172,862)
Prepaid expenses and other current assets	(6,200)	(7,379)
Accounts payable and accrued expenses	193,830	175,027
Other long-term liabilities - related parties	57,925	8,809
Deferred interest expense	18,867	(5,073)
Deferred revenues	(75,065)	218,853
Total adjustments	517,575	236,312
Net cash used in operating activities	(334,024)	(540,224)

Cash flows from investing activities:
Purchases of property and equipment	-	(3,519)
Net cash used in investing activities	-	(3,519)

Cash flows from financing activities:
Proceeds from notes payable	$-	$830,000
Proceeds from notes payable - related parties	360,000	10,000
Repayment of notes payable	(96,000)	(168,225)
Repayment of notes payable - related parties	(15,305)	(7,500)
Net cash provided by financing activities	248,695	664,275

Net increase (decrease) in cash	(85,329)	120,532
Cash - beginning of period	184,081	260,560
Cash - end of period	$98,752	$381,092

Supplemental disclosure of cash flow information:
Cash paid during the period for interest and taxes	$23,492	$50,516

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

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8.03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation of the consolidated financial position of the Company as of June 30, 2015 and the consolidated results of its operations and cash flows for the three and six months ended June 30, 2015 and June 30, 2014, have been included. The Company has evaluated subsequent events through the issuance of this Form 10-Q. Operating results for the three and six months ended June 30, 2015are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other interim or future period. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2014 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2015.

3. Liquidity and Management’s Plans

Through June 30, 2015, the Company has incurred an accumulated deficit since inception of $ 10,308,610. At June 30, 2015, the Company had a cash balance of $ 98,752.

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

Based on current quarterly revenues, our operating cash flows before working capital changes are insufficient by approximately $390,000 per quarter.   In addition, our operating payables currently exceed our accounts receivable by approximately $560,000.  Accordingly, unless our revenues increase from current levels, our operating cash flows over the next 12 months will be insufficient by approximately $1,050,000 to $1,250,000 requiring additional capital or debt financing to support operations.  During 2014 and the six months ended June 30, 2015, we used the proceeds from convertible note issuances to fund our operating cash flow deficits.  Debt obligations due within the next 12 months approximate $2,636,000.   We intend to enter into negotiations to extend maturities, defer payments or convert obligations to equity.  We also plan to continue our marketing and sales strategies to increase our revenues while controlling operating costs.   There are no assurances that our plans as discussed above will materialize and/or that we will have sufficient liquidity to fund operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

During the six months ended June 30, 2015, the Company raised $ 360,000 in net new funds through the issuance of ten convertible promissory notes in a maximum aggregate principal amount of $ 360,000 to two accredited investors who are associated with each other. The proceeds from these notes were used to fund the Company’s working capital needs and debt repayment.

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

In April, 2015, the board of directors granted 768,000 non-qualified stock options to two directors of the Company.

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

Significant estimates and assumptions include valuation allowance related to receivables, the recoverability of long-term assets, depreciable lives of property and equipment, percentage of completion estimates for revenue recognition, deferred taxes and related valuation allowances. The Company’s management monitors these risks and assesses its business and financial risks on a quarterly basis.

Concentrations of Credit Risk

The Company maintains its cash with high credit quality financial institutions. At times, the Company’s cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit.

The number of customers that comprise the Company’s customer base, along with the different industries, governmental entities and geographic regions, in which the Company’s customers operate, limits concentrations of credit risk with respect to accounts receivable. The Company does not generally require collateral or other security to support customer receivables; however, the Company may require its customers to provide retainers, up-front deposits or irrevocable letters-of-credit when considered necessary to mitigate credit risk. The Company has established an allowance for doubtful accounts based upon facts surrounding the credit risk of specific customers and past collections history. Credit losses have been within management’s expectations. At June 30, 2015 and December 31, 2014, the Company allowance for doubtful accounts was $ 6,152 and $ 2,015, respectively.

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

The grant date fair value of stock option awards is recognized in earnings as share-based compensation cost over the requisite service period of the award using the straight-line attribution method. The Company estimates the fair value of the stock option awards using the Black-Scholes-Merton option pricing model. The exercise price of options is specified in the stock option agreements. The expected volatility is based on the historical volatility of the Company’s stock for the previous period equal to the expected term of the options. The expected term of options granted is based on the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected term of the options. The expected dividend yield is based upon the yield expected on date of grant to occur over the term of the option.

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

The Company records the revenues for the sales of software with professional services as prescribed by ASC 985-605, in accordance with the contract accounting guidelines in ASC 605-35, “Revenue Recognition: Construction-Type and Production-Type Contracts” (“ASC 605-35”), after evaluating for separation of any non-ASC 605-35 elements in accordance with the provisions of ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements,” as updated. The Company accounts for these contracts on a percentage of completion basis, measured by the percentage of labor hours incurred to date to estimated total labor hours for each contract, or on a completed contract basis when dependable estimates are not available. Prior to the second quarter ended June 30, 2015, the Company had recognized these contracts exclusively on the completed contract basis. With improvements in internal processes the Company now has the ability to make more dependable estimates. Had the Company continued to exclusively use the completed contract method during the quarter ended June 30, 2015, revenues would have been $81,306 lower than recorded.

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

Advertising

The Company expenses the cost of advertising as incurred. Advertising expense for the three and six months ended June 30, 2015and 2014 amounted to approximately $0 and $1,867 and $ 1,541 and $ 3,430, respectively.

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

Deferred income taxes are recognized for the tax consequences in future years of temporary differences between the financial reporting and tax bases of assets and liabilities as of each period-end based on enacted tax laws and statutory rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A 100% valuation allowance has been established on deferred tax assets at June 30, 2015 and December 31, 14, due to the uncertainty of our ability to realize future taxable income.

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

Statement of Cash Flows

For purposes of reporting cash flows, cash includes cash on hand and demand deposits held by bank.

Reclassifications

Certain accounts in the prior year condensed consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current year condensed consolidated financial statements.

6. Property and Equipment

Property and equipment are comprised of the following:

	June 30,	December 31,
	2015	2014
Computer hardware and purchased software	$297,242	$297,242
Leasehold improvements	221,666	221,666
Furniture and fixtures	88,322	88,322
	607,230	607,230
Less: accumulated depreciation and amortization	(584,610)	(578,559)
Property and equipment, net	$22,620	$28,671

Total depreciation expense on the Company’s property and equipment for the three months and six months ended June 30, 2015 and 2014 amounted to $ 2,673 and $ 6,051, and $6,810 and $13,740, respectively.

7. Notes Payable

On July 17, 2009, the Company issued a note payable to the Ohio State Development Authority in the amount of $1,012,500, bearing interest at a rate of 6.00 % per annum (“Authority Loan No. 1”). Pursuant to the terms of the loan, the Company was required to pay only interest through September 30, 2010 and then monthly principal and interest payments of $ 23,779 each through September 1, 2015. The note is secured by a senior secured interest on all business assets financed with loan proceeds, as well as a second secured interest in all business assets. Upon maturity, by acceleration or otherwise, the Company shall pay a loan participation fee of $101,250, which is accounted for as a loan premium, accreted monthly, utilizing the interest method, over the term of the loan. In June, 2014, Intellinetics and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule relating to Authority Loan No.1, deferring a portion of the principal and interest payment until June 1, 2015. As of June 30, 2015, the principal amount outstanding under Authority Loan No. 1 was $552,429.

On June 3, 2011, the Company issued a note payable to the Ohio State Development Authority in the amount of $750,000, bearing interest at a rate of 1 % per annum for the first 12 months, then interest at rate of 7 % per annum for the second 12 months (“Authority Loan No. 2”). The Company was not obligated to remit payments of principal until September 1, 2013. The monthly principal and interest payments, beginning on the third anniversary of the loan origination, are $ 14,850 and are payable on a monthly basis through August 1, 2018. The note is secured by a senior secured interest on all business assets financed with loan proceeds, as well as a second secured interest in all business assets. Upon maturity, by acceleration or otherwise, the Company shall pay a loan participation fee of $ 75,000 , which is accounted for as a loan premium, accreted monthly utilizing the interest method, over the term of the loan. The interest rate of 1% during the first 12 months of this loan was considered to be below market for that period. The Company further determined that over the life of the loan, the effective interest rate was 5.6 % per annum. Accordingly, during the first 12 months of the loan, the Company recorded interest expense at the 5.6 % rate per annum. The difference between the interest expense accrual at 5.6% and the stated rate of 1% over the first 12 months is credited to deferred interest. The deferred interest amount that is accumulated over the first 12 months of the loan term will be amortized as a reduction to interest expense over the remaining term of the loan. At June 30, 2015 and December 31, 2014 deferred interest of $122,109 and $ 103,242, respectively, was reflected within long-term liabilities on the accompanying condensed consolidated balance sheets. In June, 2014, Intellinetics and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule, deferring a portion of the principal and interest payment until June 1, 2015. As of June 30, 2015, the principal amount outstanding under Authority Loan No. 2 was $609,006.

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

Between May 18, 2014 and July 10, 2014, the Company issued convertible promissory notes in an aggregate amount of $350,000 (the “Notes in an Aggregate Amount of $350,000”) to accredited investors who are associated with each other (the accredited investors collectively referred to as the (“$350,000 Investors”). The Convertible Notes mature on December 31, 2015 (the “Maturity Date”) and bear interest at an annual rate of interest of 10 percent until maturity, with interest payable quarterly. The Note Investors have a right, in their sole discretion, to convert the Convertible Notes into shares of Common Stock, par value $0.001 per share, of the Company under certain circumstances at a conversion rate of $0.56 per Share. The Company recognized a beneficial conversion feature in the amount of $4,125. Interest expense recognized on the amortization of the beneficial conversion feature was $727 and $1,454 for three and six months ended June 30, 2015. If the Convertible Notes have not been fully repaid by the Company by the Maturity Date or converted into shares at the election of the Convertible Note Investors prior to the Maturity Date, then such Convertible Notes will accrue interest at the annual rate of 12% from the Maturity Date until the date the Convertible Notes are repaid in full. Any interest not paid quarterly will also accrue interest at the annual rate of 12%. The Company used the proceeds of the Convertible Note for working capital, general corporate purposes, and debt repayment. As of June 30, 2015 the Note had accrued interest of $37,041.

The Company retained Taglich Brothers, Inc. (the “Placement Agent”) as a placement agent for the sale of the Convertible Notes, which sale concludes a private offering of debt in the amount of $500,000. (the “Offering”). In connection with the Offering, on July 8, 2014, the Company paid the Placement Agent in the form of a convertible note with a principal amount of $10,800 (with terms identical to the Convertible Notes set forth above), which represented an 8% commission of the gross proceeds. In addition, the Placement Agent earned warrants to purchase 21,107 shares of Common Stock, which represented 10% of the shares of Common Stock into which the Convertible Notes the placement agent sold in the offering could be converted into a $0.56 per share of Common Stock, will be exercisable for a period of four years, contain customary cashless exercise and anti-dilution protection and are entitled to registration rights. No beneficial conversion feature was recognized. The Company recorded deferred financing charges in the amount of $10,800, which are being amortized over the life of the promissory note. During the three and six months ending June 30, 2015 the Company amortized $1,800 and $3,600, respectively, of the financing expense related to this note. As of June 30, 2015 the note had accrued interest of $1,056.

The table below reflects all notes payable at June 30, 2015 and December 31, 2014, respectively, with the exception of related party notes disclosed in Note 8 - Notes Payable - Related Parties.

	June 30,	December 31,
	2015	2014

Authority Loan No. 1, due September 1, 2015	$552,429	$600,429
Authority Loan No. 2, due August 1, 2018	609,006	657,006
The $10,800 Taglich Brothers Note	10,800	10,800
Notes payable due December 31, 2015	348,544	347,795
Total notes payable	$1,520,779	$1,616,030
Less current portion	(1,036,248)	(1,071,708)
Long-term portion of notes payable	$484,531	$544,322

Future minimum principal payments of these notes payable with the exception of the related party notes in Note 8 - Notes Payable - Related Parties, as described in this Note 7 are as follows:

For the Twelve-Month
Period Ended June 30,	Amount
2016	$1,036,248
2017	149,014
2018	159,787
2019	175,730
Total	$1,520,779

As of June 30, 2015 and December 31, 2014, accrued interest for these notes payable with the exception of the related party notes in Note 8 - Notes Payable - Related Parties, was $ 380,835and $ 341,827, respectively, and was reflected within accounts payable and accrued expenses on the consolidated balance sheets. As of June 30, 2015 and December 31, 2014, accrued loan participation fees were $161,460 and $ 155,044, respectively, and reflected within accounts payable and accrued expenses on the consolidated balance sheets. As of June 30 , 2015 and December 31, 2014, deferred financing costs were $ 6,166 and $ 10,324, respectively, and were reflected within other assets on the consolidated balance sheets.

With respect to all notes outstanding (other than the notes to related parties), for the three and six months ended June 30, 2015, and 2014, interest expense, including the amortization of deferred financing costs, accrued loan participation fees, original issue discounts, deferred interest and related fees and the embedded conversion feature was $ 19,453 and $ 48,102, and $ 50,712 and $ 94,786, respectively.

8. Notes Payable - Related Parties

On March 2, 2009, the Company issued an unsecured promissory note payable to Ms. Chretien, in the amount of $80,000 due January 1, 2014 and bearing interest at 5% per annum, with the principal and interest to be paid at maturity. On December 27, 2013 the $80,000 promissory note was extended under the same terms, with a maturity date of January 1, 2015. On December 31, 2014 the $80,000 promissory note was extended under the same terms, with a maturity date of January 1, 2016. During the six months ended June 30, 2015, the Company paid no principal to Ms. Chretien related to this note. As of June 30, 2015 the note had a principal balance of $15,000 and accrued interest of $4,028

On December 29, 2001, the Company issued an unsecured promissory note payable to A. Michael Chretien, a Founder of the Company, in the amount of $ 55,167, with any unpaid principal and interest due on January 1, 2014. During 2013, the Company paid $ 11,250 in accrued interest to A. Michael Chretien. On December 27, 2013, the note was extended, under the same terms, with a maturity of January 12, 2015. On December 31, 2014, the note was extended under the same terms, with a maturity of January 1, 2016.  As of June 30, 2015, the note had a principal balance of $ 40,415 and accrued interest of $ 5,874.

On March 29, 2012, the Company issued an unsecured note payable to Ramon Shealy a then -director of the Company, who subsequently resigned from the Board of Directors on December 17, 2012, for personal reasons, in the amount of $ 238,000 , bearing interest at a rate of 10 % for the term of the note. All principal and interest was due and payable on September 27, 2012, but was later extended to November 24, 2012. On April 16, 2012, the Company issued a note payable to Mr. Shealy, in the amount of $ 12,000, bearing interest at a rate of 10 % per quarter. All principal and interest was due on July 15, 2012, but was later extended to November 24, 2012. On November 24, 2012 the two notes were combined into a $250,000 promissory note, under the same terms, with a maturity date of January 1, 2014. On December 24, 2013 the $250,000 promissory note, was extended under the same terms, with a maturity date of January 1, 2015.   On March 13, 2013, the Company paid $ 100,000 of the principal amount of the $250,000 promissory note to Mr. Shealy. On December 31, 2014, the Company and Ramon Shealy agreed to cancel the previous notes and extensions set forth above, and issue a new single promissory note with accrued interest of $43,453, to a total principal and interest in the amount of $193,453, payable in sixty monthly installments beginning January 31, 2015, with a maturity date of January 1, 2020. Interest will accrue at 10% on the outstanding balance until paid in full. All other provisions of the original Promissory Note shall prevail unless specifically set forth herein or otherwise agreed in writing by the parties. As of June 30, 2015 this Note had a principal balance of $178,148 and $0 accrued interest.

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

Between May 9, 2014 an May 12, 2014 the Company issued convertible promissory notes in an aggregate amount of $110,000, (the “Notes in an Aggregate Amount of $110,000”) to accredited investors who are associated with each other and are shareholders of the Company, (the accredited investors collectively referred to as the (“$110,000 Investors”). The Convertible Notes mature on December 31, 2015 (the “Maturity Date”) and bear interest at an annual rate of interest of 10 percent until maturity, with interest payable quarterly. The Note Investors have a right, in their sole discretion, to convert the Convertible Notes into shares of Common Stock, par value $0.001 per share, of the Company under certain circumstances at a conversion rate of $0.56 per Share. Any interest not paid quarterly will also accrue interest at the annual rate of 12%. The Company used the proceeds of the Convertible Note for working capital, general corporate purposes, and debt repayment. At June 30, 2015, the notes had accrued interest of $ 8,101.

On May 12, 2014, the Company issued a convertible promissory note in an aggregate amount of $30,000 (the “Note in an Aggregate Amount of $30,000”) to Robert Schroeder, a director of the Company. The Convertible Notes mature on December 31, 2015 (the “Maturity Date”) and bear interest at an annual rate of interest of 10 percent until maturity, with interest payable quarterly. Robert Schroeder has a right, in his sole discretion, to convert the Convertible Note into shares of Common Stock, par value $0.001 per share, of the Company under certain circumstances at a conversion rate of $0.56 per Share. No beneficial conversion feature was recognized. If the Convertible Notes have not been fully repaid by the Company by the Maturity Date or converted into shares at the election of the Convertible Note Investors prior to the Maturity Date, then such Convertible Notes will accrue interest at the annual rate of 12% from the Maturity Date until the date the Convertible Notes are repaid in full. Any interest not paid quarterly will also accrue interest at the annual rate of 12%. The Company used the proceeds of the Convertible Note for working capital, general corporate purposes, and debt repayment. As of June 30, 2015, the note had accrued interest of $ 3,427.

On June 6, 2014, the Company issued a convertible promissory note in an aggregate amount of $10,000 (the “Note in an Aggregate Amount of $10,000”) to Matthew L. Chretien, President, CEO and a director of the Company. The Convertible Notes mature on December 31, 2015 (the “Maturity Date”) and bear interest at an annual rate of interest of 10 percent until maturity, with interest payable quarterly. Matthew L. Chretien has a right, in his sole discretion, to convert the Convertible Note into shares of Common Stock, par value $0.001 per share, of the Company under certain circumstances at a conversion rate of $0.56 per Share. No beneficial conversion feature was recognized. If the Convertible Notes have not been fully repaid by the Company by the Maturity Date or converted into shares at the election of the Convertible Note Investors prior to the Maturity Date, then such Convertible Notes will accrue interest at the annual rate of 12% from the Maturity Date until the date the Convertible Notes are repaid in full. Any interest not paid quarterly will also accrue interest at the annual rate of 12%. The Company used the proceeds of the Convertible Note for working capital, general corporate purposes, and debt repayment. As of June 30, 2015, the note had accrued interest of $ 1,066.

On July 10, 2014, the Company exchange convertible promissory notes issued on November 12, 2013, December 27, 2013, February 4, 2014 in the aggregate amount of $670,000 plus accrued interest of $31,068 in exchange for a new convertible promissory note in an aggregate amount of $701,068, (the “Note in an Aggregate Amount of $701,068”). The Convertible Notes mature on December 31, 2015(the “Maturity Date”) and bear interest at 10% until maturity. The note holders have a right, at their sole discretion, to convert the notes into equity under certain circumstances at a price stated on each original note as discussed above. The Company recognized a beneficial conversion feature in the amount of $32,000. Interest expense recognized on the amortization of the beneficial conversion feature was $3,647 and $11,294 for the three and six months ended June 30, 2015. If the notes are not paid off by the Company, with the consent of the investors, by the maturity date or converted in to equity at the election of the investors prior to the maturity date, the note will accrue interest in the amount of 15 % from the maturity date until the note is paid in full. As of June 30, 2015 the note had accrued interest of $73,611

On October 9, 2014, the Company issued three convertible promissory notes in the amounts of $ 80,000, $ 80,000, and $ 15,000, (the “Notes in the Aggregate Amount of $ 175,000”) to three accredited investors. Robert C. Schroeder, a director of the Company, purchased the note in the amount of $15,000, and Robert Taglich and Michael Taglich, each beneficial owners of 10% of the Company, each purchased notes in the amount of $ 80,000. The notes mature on December 31, 2015, and bear interest at an annual rate of interest of 6 percent until maturity, with interest payable quarterly. The note investors have a right, in their sole discretion, to convert the notes into shares of Common Stock, par value $0.001 per share, of the Company under certain circumstances at a conversion rate of $0.30 per Share. No beneficial conversion feature was recognized. If the convertible notes have not been fully repaid by the Company by the maturity date or converted into shares at the election of the note investors prior to the maturity date, then such notes will accrue interest at the annual rate of 12% from the maturity date until the date the notes are repaid in full. Any interest not paid quarterly will also accrue interest at the annual rate of 12%. The Company used the proceeds of the notes for working capital, general corporate purposes, and debt repayment. As of June 30, 2015 the notes had accrued interest of $7,595.

On December 17, 2014, the Company issued two convertible promissory notes in a principal amounts of $ 100,000 each (the “Notes in the Aggregate Amount of $ 200,000) to Robert Taglich and Michael Taglich, each beneficial owners of 10% of the Company. The notes mature on December 31, 2015, and bear interest at an annual rate of interest of 6 % until maturity. Each note holder has a right, in their sole discretion, to convert the notes into shares of common stock, par value $ 0.001 per share, of the Company under certain circumstances at a conversion rate of $ 0.30 per share. No beneficial conversion feature was recognized. If either note has not been fully repaid by the Company by the maturity date or converted into shares at the election of the note holders prior to the maturity date, then such note will accrue interest at the annual rate of 12 % from the maturity date until the date the convertible note is repaid in full. The Company used the proceeds of the convertible notes for working capital and general corporate purposes, and debt repayment. As of June 30, 2015 the notes had accrued interest of $ 6,410.

On February 10, 2015, the Company issued two convertible promissory notes in a maximum aggregate principal amount of $ 100,000 to Robert and Michael Taglich (10% beneficial owners). The notes mature on December 31, 2015, and bear interest at an annual rate of interest of 6 % until maturity. Each note holder has a right, in their sole discretion, to convert the notes into shares of common stock, par value $ 0.001 per share, of the Company under certain circumstances at a conversion rate of $ 0.30 per share. The Company recognized a beneficial conversion feature in the amount of $ 26,667. Interest expense recognized on the amortization of the beneficial conversion feature was $ 7,273 and $ 12,121 for the three and six months ended June 30, 2015. If either note has not been fully repaid by the Company by the maturity date or converted into shares at the election of the note holders prior to the maturity date, then such note will accrue interest at the annual rate of 12 % from the maturity date until the date the convertible note is repaid in full. The Company used the proceeds of the convertible notes for working capital, general corporate purposes and debt repayment. As of June 30, 2015, the notes had accrued interest of $ 2,301.

On March 11, 2015, the Company issued two convertible promissory notes in a maximum aggregate principal amount of $ 100,000 to Robert and Michael Taglich (10% beneficial owners). The notes mature on December 31, 2015, and bear interest at an annual rate of interest of 6 % until maturity. Each note holder has a right, in their sole discretion, to convert the notes into shares of common stock, par value $ 0.001 per share, of the Company under certain circumstances at a conversion rate of $ 0.30 per share. The Company recognized a beneficial conversion feature in the amount of $16,667. Interest expense recognized on the amortization of the beneficial conversion feature was $ 5,000 and $ 6,667 for the three and six months ended June 30, 2015. If either note has not been fully repaid by the Company by the maturity date or converted into shares at the election of the note holders prior to the maturity date, then such note will accrue interest at the annual rate of 12 % from the maturity date until the date the convertible note is repaid in full. The Company used the proceeds of the convertible notes for working capital general corporate purposes., and debt repayment. As of June 30, 2015, the note had accrued interest of $ 1,825.

On May 20, 2015, the Company issued two convertible promissory notes in a maximum aggregate principal amount of $ 40,000 to Robert and Michael Taglich (10% beneficial owners). The notes mature on August 15, 2015 and bear interest at an annual rate of interest of 10% until maturity. Each note holder has a right, in their sole discretion, to convert the notes into shares of common stock, par value $ 0.001 per share, of the Company under certain circumstances at a conversion rate of $ 0.60 per share. The Company recognized a beneficial conversion feature in the amount of $13,334. Interest expense recognized on the amortization of the beneficial conversion feature was $ 4,444 and $ 4,444 for the three and six months ended June 30, 2015. If either note has not been fully repaid by the Company by the maturity date or converted into shares at the election of the note holders prior to the maturity date, then such note will accrue interest at the annual rate of 12 % from the maturity date until the date the convertible note is repaid in full. The Company used the proceeds of the convertible notes for working capital general corporate purposes., and debt repayment. As of June 30, 2015, the note had accrued interest of $ 450.

On June 3, 2015, the Company issued two convertible promissory notes in a maximum aggregate principal amount of $ 20,000 to Robert and Michael Taglich (10% beneficial owners). The notes mature on September 2, 2015 and bear interest at an annual rate of interest of 10% until maturity. Each note holder has a right, in their sole discretion, to convert the notes into shares of common stock, par value $ 0.001 per share, of the Company under certain circumstances at a conversion rate of $ 0.60 per share. The Company recognized a beneficial conversion feature in the amount of $ 6,666. Interest expense recognized on the amortization of the beneficial conversion feature was $ 2,222 and $ 2,222 for the three and six months ended June 30, 2015. If either note has not been fully repaid by the Company by the maturity date or converted into shares at the election of the note holders prior to the maturity date, then such note will accrue interest at the annual rate of 12 % from the maturity date until the date the convertible note is repaid in full. The Company used the proceeds of the convertible notes for working capital general corporate purposes., and debt repayment. As of June 30, 2015, the note had accrued interest of $ 148.

On June 17, 2015, the Company issued two convertible promissory notes in a maximum aggregate principal amount of $ 100,000 to Robert and Michael Taglich (10% beneficial owners). The notes mature on September 16, 2015 and bear interest at an annual rate of interest of 10% until maturity. Each note holder has a right, in their sole discretion, to convert the notes into shares of common stock, par value $ 0.001 per share, of the Company under certain circumstances at a conversion rate of $ 0.60 per share. The Company recognized a beneficial conversion feature in the amount of $ 33,334. Interest expense recognized on the amortization of the beneficial conversion feature was $ 11,111 and $ 11,111 for the three and six months ended June 30, 2015. If either note has not been fully repaid by the Company by the maturity date or converted into shares at the election of the note holders prior to the maturity date, then such note will accrue interest at the annual rate of 12 % from the maturity date until the date the convertible note is repaid in full. The Company used the proceeds of the convertible notes for working capital general corporate purposes and debt repayment. As of June 30, 2015, the note had accrued interest of $ 356.

The table below reflects Notes payable due to related parties at June 30, 2015 and December 31, 2014, respectively

	June 30,	December 31,
	2015	2014
The $80,000 Jackie Chretien Note	$15,000	$15,000
The $55,167 A. Michael Chretien Note	40,415	40,415
The $250,000 Shealy Note	178,148	193,453
Notes in the Aggregate Amount of $60,000	110,000	110,000
Notes in the Aggregate Amount of $701,068	689,774	677,776
The $30,000 Robert C. Schroeder Convertible Promissory Note	30,000	30,000
The $10,000 Matthew L. Chretien Convertible Promissory Note	10,000	10,000
Notes in the Aggregate Amount of $175,000	175,000	175,000
Notes in the Aggregate Amount of $200,000	200,000	200,000
Notes in the Aggregate Amount of $100,000	85,454	-
Notes in the Aggregate Amount of $100,000	90,000	-
Notes in the Aggregate Amount of $40,000	31,112	-
Notes in the Aggregate Amount of $20,000	15,556	-
Notes in the Aggregate Amount of $100,000	77,778	-
Total notes payable - related party	$1,748,237	$1,451,643
Less current portion	(1,600,207)	(1,234,871))
Long-term portion of notes payable-related party	$148,030	$216,772

Future minimum principal payments of these notes payable as described in this Note 8 are as follows:

For the Twelve Months Ended June 30,	Amount
2016	$1,600,207
2017	36,147
2018	39,932
2019	44,114
2020	27,837
TOTAL	$1,748,237

With respect to all related party notes, for the three and six months ended June 30, 2015 and 2014, interest expense and the embedded conversion feature was $76,258 and $143,509 and $4,880 AND $8,810, respectively.

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

Future minimum lease payments under this operating lease are as follows:

For the Twelve Months Ending
June 30,	Amount
2016	$40,500
2017	20,250
Total	$60,750

Rent expense charged to operations for the three months and six months ended June 30, 2015 and 2014 amounted to $ 10,125 and $ 20,250, respectively.

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

12. Share-Based Compensation

On April 30, 2015, the Company entered into a Non-qualified Stock Option Agreement with Sophie Pibouin, a director of the Company. The agreement granted options to purchase 128,000 shares of the Company prior to the expiration date of April 29, 2025 at an exercise price of $0.75. The options granted will vest on a graded scale over a period of time through October 31, 2015. The unvested options will not be exercisable on or after the director’s termination of continuous service, as defined in the agreement.

On April 30, 2015, the Company entered into a Non-qualified Stock Option Agreement with Murray Gross, a director of the Company. The agreement granted options to purchase 640,000 shares of the Company prior to the expiration date of April 29, 2025 at an exercise price of $0.75. 400,000 of the options granted are immediately vested on the date of grant, and the remaining 240,000 options granted will vest upon the date at which the Company first reports two consecutive fiscal quarters with revenues of One Million Dollars ($1,000,000) each. The unvested options will not be exercisable on or after the director’s termination of continuous service, as defined in the agreement.

The weighted average estimated values of director stock option grants, as well as the weighted average assumptions that were used in calculating such values during the 3 and 6 months ended June 30, 2015, were based on estimates at the date of grant as follows:

Risk-free interest rate	1.43%
Weighted average expected term	5 years
Expected volatility	143.10%
Expected dividend yield	0.00%

A summary of stock option activity during the 3 and 6 months ended June 30, 2015 under our stock option agreements is as follows:

Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2015	-
Granted	768,000	$0.75
Exercised	-
Forfeited and expired	-

Outstanding at June 30, 2015	768,000	$0.75	10 years	$115,200

Exercisable at June 30, 2015	464,000	$0.75	10 years	$69,600

The weighted-average grant date fair value of options granted during the 3 and 6 months ended June 30, 2015 was $0.81.

As of June 30, 2015, there was $230,000 of total unrecognized compensation costs related to stock options granted under our stock option agreements. $35,000 of the unrecognized compensation cost is expected to be recognized over a weighted-average period of four months.  $195,000 of the unrecognized compensation cost will be recognized upon satisfaction of the vesting contingency. The total fair value of stock options that vested during the 3 months ended June 30, 2015 was $395,000.

No stock options were exercised during the 3 or 6 months ended June 30, 2015.

13. Concentrations

Revenues from the Company’s services to a limited number of customers have accounted for a substantial percentage of the Company’s total revenues. For the three months ended June 30, 2015, the Company’s two largest customers Bruner Corp (“Bruner”), a direct client and ComDoc (“ComDoc”), a reseller, accounted for 10% and 9%, respectively, of the Company’s revenue for that period. For the three months ended June 30, 2014, the Company’s two largest customers, Washington State Patrol (“WSP”), a direct client, and Tiburon (“Tiburon”), a reseller, accounted for 15% and 11%, respectively, of the Company’s revenue for that period. For the six months ended June 30, 2015, the Company’s two largest customers Tiburon, a reseller, and Bruner, a direct client accounted for approximately 12% and 5%, respectively, of the Company’s revenues for that period. For the six months ended June 30, 2014, the Company’s two largest customers, Tiburon and WSP, accounted for approximately 13% and 9%, respectively, of the Company’s revenues for that period.

For the three months ended June 30, 2015 and 2014, government contracts represented approximately 39% and 55% of the Company’s total revenues, respectively. A significant portion of the Company’s sales to Tiburon and Lexmark represent ultimate sales to government agencies. For the six months ended June 30, 2015 and 2014 government contracts represented approximately 43% and 50%, respectively, of the Company’s net revenue.

As of June 30, 2015, accounts receivable concentrations from the Company’s two largest customers were 22% and 11 % of gross accounts receivable, respectively, and as of June 30, 2014, accounts receivable concentrations from the Company’s four largest customers were 15%, 13%, 11% and 10% of gross accounts receivable, respectively. Accounts receivable balances from the Company’s four largest customers at June 30, 2015 have since been partially collected.

14. Subsequent Events

On July 15, 2015, the Company issued two convertible promissory notes in a maximum aggregate principal amount of $ 50,000 to Robert and Michael Taglich (10% beneficial owners). The notes mature on October 14, 2015 and bear interest at an annual rate of interest of 10% until maturity. Each note holder has a right, in their sole discretion, to convert the notes into shares of common stock, par value $ 0.001 per share, of the Company under certain circumstances at a conversion rate of $ 0.54 per share. If either note has not been fully repaid by the Company by the maturity date or converted into shares at the election of the note holders prior to the maturity date, then such note will accrue interest at the annual rate of 12 % from the maturity date until the date the convertible note is repaid in full. The Company used the proceeds of the convertible notes for working capital, general corporate purposes, and debt repayment.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial conditions and results of operations of the Company for the three and six months ended June 30, 2015, and 2014 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Form 10-Q. References in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “the Company,” “us,” “we,” “our,” and similar terms refer to Intellinetics, Inc., a Nevada corporation (“Intellinetics”), and its sole operating subsidiary, Intellinetics, Inc., an Ohio corporation (“Intellinetics Ohio”), unless we state otherwise or the context indicates otherwise.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition accrued expenses, financing operations, contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carry value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this report for the three months ended June 30, 2015.

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

The Company’s software products allow customers to manage “enterprise content” (unstructured data such as hard-copy scanned documents, Word documents, Excel spreadsheets, JPEG files, images, pictures, faxes, audio/video files, emails, and PowerPoint presentations) through the complete document life cycle for that organization. The Company’s platform, Intellivue™, improves and enhances business operations for clients by making document and content management simple, accessible and affordable.   Our approach to deploying templates for specific business processes is designed to empower clients to affordably manage their documents entirely within the Intellivue™ platform

To date, most of our software customers install our software onto computers at their location (premises-based). In time, the Company anticipates that the provision of “cloud” application services, or software as a service (SaaS), will become a more significant part of its software sales business. We anticipate that cloud-based services will become the principal part of our software sales business and a primary source of revenues for us, because this model allows customers to avoid significant upfront costs for hardware and installation services required for a premises-based delivery. That said, we are just beginning to see our customers migrate to such cloud-based services. Our revenues from cloud-based delivery of our software, as a percentage of total revenue for the period ended June 30, 2015 and June 30, 2014, were 10% and 13% respectively.

Our current sales strategy is to focus our sales efforts toward a much greater percentage of sales through intermediaries, such as software resellers and multi-function device resellers, rather than through direct sales. We have developed marketing programs with resellers that facilitate their selling and support of our software solutions. We refer to these resellers as our “channel partners.”   We believe that our channel partner strategy improvements have increased the competitive strength of our platform of products. In addition, we have established a set of business solutions templates that provide base software configurations which we believe will facilitate our delivery and installation of software to our customers. We believe that these advancements, in the aggregate, will allow us to license and sell our products to a broader customer base, shortening our sales cycle, making margins more consistent, and allowing us to expand our sales through new channel partnerships.   In 2014 and 2015, we devoted significant efforts, in both development and marketing, in bringing about this change in core strategic focus for the Company.

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

For our sales of software, our customer base has traditionally been made up of customers with larger projects that can take as much as nine months to two years to complete. During the second quarter ending June 30, 2015, the Company has changed from the completed contract basis to the percentage of completion basis, measured by the percentage of labor hours incurred to date to estimated total labor hours for each contract, or on a completed contract basis when dependable estimates are no available. Prior to the second quarter ended June 30, 2015, the Company had recognized these contracts exclusively on the completed contract basis. With our improvements in internal processes the Company now has the ability to make more dependable estimates.

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

How We Evaluate our Business Performance and Opportunities

Major Quantitative and Qualitative Factors we Consider in the Evaluation of our Business

The major qualitative and quantitative factors we consider in the evaluation of our operating results include the following:

☐	Our current strategy is to focus upon cloud-based delivery of our software products through channel partners. Historically, our revenues have mostly resulted from premise-based software licensing revenue and professional services revenue. Our observation of industry trends leads us to anticipate that cloud-based delivery will become our principal software business and a primary source of revenues for us, but we are just beginning to see our customers migrate to cloud-based services. Accordingly, when we evaluate our results, we assess whether our cloud-based software revenues are increasing, relative to prior periods and relative to other sources of revenue. Additionally, we assess whether our sales resulting from relationships with channel partners are increasing, relative to prior periods and relative to direct sales to customers. Finally, we consider the number of channel partners with which we have a contract or other relationship to be an indicator of our performance and future results.

☐	Our customer engagements often involve the development and licensing of customer-specific software solutions and related consulting and software maintenance services. When analyzing whether to undertake a particular customer engagement, we often consider all of the following factors as part of our overall strategy to grow the business: (i) the profit margins the project may yield, (ii) whether the project will allow us to enter a new geographic market, (iii) whether the project would enable us to demonstrate our capabilities to large national resellers, or (iv) whether the project would help to develop new product and service features that we could integrate into our suite of products, resulting in an overall product portfolio that better aligns with the needs of our target customers. As a result of this pipeline analysis, we may take on projects with a lower project margin if we determine that the project is valuable to our business for the other reasons discussed.

☐	Our sales cycle is long, sometimes lasting 18-24 months. Even when a project begins, we often perform pre-installation assessment, project scoping, and implementation consulting. Our revenue and profit in any particular period is significantly influenced by sales efforts and preliminary project work conducted in prior periods but not completed and recognized until the current period. Therefore, when we plan our business and evaluate our results, we consider the revenue we expect to recognize from projects in our late-stage pipeline.

☐	Our research and development efforts and expenses to create new software products are critical to our success. When developing new products or product enhancements, our developers collaborate with our own employees across a wide variety of job functions. We also gather in-depth feedback from our customers and channel partners. We evaluate new products and services to determine their likelihood of market success and their potential profitability.

☐	We monitor our costs and capital needs to ensure efficiency as well as an adequate level of support for our business plan.

Uncertainties, Trends, and Risks that can cause Fluctuations in our Operating Results

Our operating results have fluctuated significantly in the past and are expected to continue to fluctuate in the future due to a variety of factors. Factors that affect our operating results include the following:

☐	our capital needs, and the costs at which we are able to obtain capital;

☐	general economic conditions that affect the amount our customers are spending on their software needs, the cost at which we can provide software products and services, and the costs at which we can obtain capital;

☐	the development of new products, requiring development expenses, product rollout, and market acceptance;

☐	the length of our sales cycle;

☐	the fact that many of our customers are governmental organizations, exposing us to the risk of early termination, audits, investigations, sanctions, and other penalties not typically associated with private customers;

☐	our relationships with our channel partners, for purposes of product delivery, introduction to new markets and customers, and for feedback on product development;

☐	our need to increase expenses at the beginning of a customer project, while associated revenue is recognized over the life of the project;

☐	the potential effect of security breaches, data center infrastructure capacity, our use of open-source software, and governmental regulation and litigation over data privacy and security;

☐	whether our clients renew their agreements and timely remit our accounts receivable;

☐	whether we can license third-party software on reasonable terms;

☐	our ability to protect and utilize our intellectual property; and

☐	the effects of litigation, warranty claims, and other claims and proceedings.

Due to all these factors and the other risks discussed in “Part I, Item IA of our 2014 Form 10-K”, our results of operations should not be relied upon as an indication of our future performance. Comparisons of our operating results with prior periods is not necessarily meaningful or indicative of future performance.

Results of Operations

Overview

We reported net losses of $ 642,742 and $ 372,714 for the three months ended June 30, 2015 and 2014, respectively, representing an increase in net loss of $ 270,028 or 72%. We reported gross profit of $ 464,725 and $ 257,817 for the three months ended June 30, 2015 and 2014, respectively, representing an increase in gross profit of $ 206,908, or 80%. We reported operating expenses of $ 1,011,756 and $ 574,939 for the three months ended June 30, 2015 and 2014, respectively, representing an increase in operating expenses of $ 436,817. The increase in operating expenses was principally related to the increase in interest expense, share base compensation on Non-qualified Stock Options, and an increase in sales and marketing personnel. We reported net losses of $ 851,599 and $ 776,536 for the six months ended June 30, 2015 and 2014, respectively, representing an increase in net loss of $ 75,063 or 10%. We reported gross profit of $ 934,963 and $ 493,572 for the six months ended June 30, 2015 and 2014, respectively, representing an increase in gross profit of $ 441,391, or 89%. We reported operating expenses of $ 1,594,951 and $ 1,166,512 for the six months ending June 30, 2015 and 2014, respectively, representing an increase of $ 428,439, or 37%. The increase in operating expenses was principally related to the increase in interest expense, Non-qualified Stock Options, and an increase in sales and marketing personnel.

Revenues

We reported total revenues of $ 587,170 and $ 326,352 for the three months ended June 30, 2015 and 2014, respectively, representing an increase of $ 260,818 or 80%. For the six months ended June 30, 2015 and 2014, respectively, revenues were $ 1,170,945 and $ 625,535, representing an increase of $ 545,410 or 87%. The increase in total revenues is attributable to several factors as described below.

Sale of Software

Revenues from the sale of software principally consist of sales of additional or upgraded software licenses and applications to existing customers and sales of software to our resellers. These software revenues were $ 147,723 and $ 4,496, for the three months ended June 30, 2015 and 2014, respectively, representing an increase of $ 143,227, or 3,186%. The increase was due to our efforts to close new customers in our direct sales and an increase in our sales of software to our resellers. Software revenues were $ 337,760 and $ 12,496 for the six months ended June 30, 2015 and 2014, respectively, representing an increase of $ 325,264, or 2,603%. The increase was again due to closing new customers through direct sales and our sales of software to our resellers.

Sale of Software as a Service

For those customers that wish to avoid the upfront costs of typical premises-based software installations, we provide access to our software as a service, accessible through the internet. Our customers typically enter into our software as a service agreement for periods in excess of one year. Under these agreements, we generally provide access to the applicable software, data storage and related customer assistance and support. Our software as a service revenues were $ 60,966 and $ 41,028, for the three months ended June 30, 2015 and 2014, respectively, representing an increase of $ 19,938, or 49%. Our software as a service revenues were $ 117,505 and $ 80,470, for the six months ended June 30, 2015 and 2014, respectively, representing an increase of $ 37,035 or 46%. The increase in revenue year-over-year was primarily the result of new customers and relationships with channel partners.

Sale of Software Maintenance Services

Software maintenance services revenues consist of fees for post contract customer support services provided to license holders. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. A substantial portion of these revenues were generated from customers to whom we sold software in prior years who have continued to renew their maintenance agreements. The support and maintenance agreements typically have a term of 12 months. Our software maintenance support revenue was $ 231,939 and $ 212,000, for the three months ended June 30, 2015 and 2014, respectively, representing an increase of $ 19,939, or 9%. For the six months ending June 30, 2015 and 2014, the software maintenance support revenue was $ 460,610 and $ 422,522 respectively, representing an increase of $ 38,088 or 9%. The increase in revenue was primarily the result of new accounts from the sale of software.

Sale of Professional Services

Professional services revenues consist of revenues from consulting, discovery, training, and advisory services to assist customers with document management needs. These revenues include those arrangements where we do not sell software license as an element of the overall arrangement. Professional services revenues were $ 97,782 and $ 47,350 for the three months ended June 30, 2015 and 2014, respectively, an increase of $ 45,432, or 96%. For the six months ended June 30, 2015 and 2014, respectively, professional services revenues were $ 175,020 and $ 76,744 respectively, and increase of $ 98,246, or 128%. The increase in revenue primarily resulted from partner fees received from new channel partners and software applications from existing customers.

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

Cost of Revenues

The cost of revenues during the three months ended June 30, 2015 and 2014 were $ 122,445 and $ 68,535, respectively, representing an increase of $ 53,910, or 79%. For the six months ended June 30, 2015 and 2014, respectively, the cost of revenues were $ 235,982 and $ 131.963, representing an increase of $ 104,019 or 79%. The increase in cost of revenue for the three and six month period ended June 30, 2015 is primarily due to the increase in revenues as compared with the three and six month period ending June 30, 2014.

Gross Margins

Overall gross margin for the three months ended June 30, 2015 and 2014 were 79% and 79%, respectively. For the six months ended June 30, 2015 and 2014, the gross margins were 80% and 79%.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $ 791,404 during the three months ended June 30, 2015 as compared to $ 443,077 during the three months ended June 30, 2014, representing an increase of $ 348,327, or 79%. For the six months ended June 30, 2015 and 2014, general and administrative expenses were $ 1,157,245 and $ 911,547, respectively, an increase of $ 245,698 or 27%. The increase was primarily due to the stock option compensation offset by the decrease in administrative personnel in 2015 and a decrease in expenses operating as a public company.

Sales and Marketing Expenses

Sales and marketing expenses increased to $ 217,679 during the three months ended June 30, 2015 as compared to $ 125,052 during the three months ended June 30, 2014, representing an increase of $ 92,627 or 74%. The increase was primarily related to the hiring of additional sales personnel in obtaining new channel partners in selling activities, which increased our sales, marketing, and travel expenses. For the six months ended June 30, 2015 and 2014, sales and marketing expenses were $ 431,655 and $ 241,225, respectively, representing an increase of $ 190,430 or 79%. The increase was related to the hiring of additional sales personnel, which also increased our marketing and travel expenses in obtaining new channel partners.

Depreciation and Amortization

Depreciation and amortization was $ 2,673 for the three months ended June 30, 2015, as compared to $ 6,810 for the three months ended June 30, 2014, representing a decrease of $ 4,137 or approximately 61%. For the six months ended June 30, 2015 and 2014, depreciation and amortization were $ 6,051 and $ 13,740, respectively, representing a decrease of $ 7,689 or 56%. The decrease was the result of no assets being acquired and assets that are becoming fully depreciated.

Interest Expense, Net

Interest expense, net, was $ 95,711 during the three months ended June 30, 2015 as compared to $ 55,592 during the three months ended June 30, 2014, representing an increase of $ 40,119 or 72%. For the six months ended June 30, 2015 and 2014, interest expense was $ 191,611 and 103,596, respectively, an increase of $ 88,015 or 85%. The increase resulted primarily from an increase in the average debt balance outstanding during the three and six months ending June 30, 2015.

Liquidity and Capital Resources

We have financed our operations primarily through a combination of cash on hand; cash generated from operations, borrowings from third parties and related parties, and proceeds from private sales of equity. As of June 30, 2015, our major liquidity indicators are:

☐	Cash $ 98,752,

☐	Working Capital Deficiency $ (3,754,289),

☐	Through June 30, 2015 we have incurred cumulative net losses since inception of $ 10,308,610.

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

Based on current quarterly revenues, our operating cash flows before working capital changes are insufficient by approximately $390,000 per quarter. In addition, our operating payables currently exceed our accounts receivable by approximately $560,000. Accordingly, unless our revenues increase from current levels, our operating cash flows over the next 12 months will be insufficient by approximately $1,050,000 to $1,250,000 requiring additional capital or debt financing to support operations. During 2014 and the six months ended June 30, 2015, we used the proceeds from convertible note issuances to fund our operating cash flow deficits. Debt obligations due within the next 12 months approximate $2,636,000. We intend to enter into negotiations to extend maturities, defer payments or convert obligations to equity. We also plan to continue our marketing and sales strategies to increase our revenues while controlling operating costs. There are no assurances that our plans as discussed above will materialize and/or that we will have sufficient liquidity to fund operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

During the six months ended June 30, 2015, we raised $ 360,000 in net new funds through the issuance of contingently convertible notes. The proceeds from these notes were used to fund our working capital needs and debt repayment.

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

Liquidity and Capital Resource - Equity Capital Resources

Shares Issued and Outstanding and Shares Reserved for Exercise of Warrants

As of June 30, 2015 the Company has 7,123,074 shares of common stock issued and outstanding; and approximately 6,673,000 shares reserved for issuance upon the exercise of outstanding warrants and stock options.

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

Promissory Notes

On December 31, 2014, the Company and Ramon M. Shealy converted their previous promissory notes, whose total principal balance and unpaid interest was $ 193,453 was converted to a new single promissory note, with a maturity date of January 1, 2020. For more information, please see Note 8 to the Consolidated Financial Statements, titled Notes Payable – Related Parties.

On December 31, 2014, Intellinetics Ohio and Jackie M. Chretien, who is related to the Secretary and director of the Company, and who is also related to the President, CEO, and director of the Company extended their original promissory note, with a maturity of January 1, 2015, by a Promissory Note Extension Agreement, with the maturity date of January 1, 2016 without changing any other terms of that promissory note.

On December 31, 2014, Intellinetics Ohio and A. Michael Chretien, who is the Secretary of the Company, extended a promissory note with a maturity date of January 1, 2015, into a promissory note maturity of January 1, 2016. Without changing any other terms of that promissory note.

Issuance of Convertible Notes.

Throughout 2014 and through the six months ending June 30, 2015, the Company issued new convertible promissory notes as a source of debt liquidity. The total principal balance of such notes issued was $1,585,000. The note investors have a right, in their sole discretion, to convert the convertible notes into shares of common stock, par value $0.001 per share, of the Company at various conversion rates ranging from $0.30 to $0.56 per share. The annual rate of interest on such notes ranges from 6% to 10%, with all notes maturing by December 31, 2015. For more information, please see Note 8 to the Consolidated Financial Statements, titled Notes Payable.

Summary of Current Outstanding Indebtedness

The Company’s outstanding indebtedness at June 30, 2015 is as follows:

•	Promissory note held by Ohio State Development Authority, dated July 17, 2009, with an original principal balance of $1,012,500, and current principal balance of $552,429.

•	Promissory note held by Ohio State Development Authority, dated July 3, 2011,with an original principal balance of $750,000, and current principal balance of $609,006.

•	Convertible notes held by accredited investors, dated between June 4, 2014 and July 10, 2014, with an aggregate original principal balance of $45,000, current principal balance of $45,000 with a current discount for the beneficial conversion feature of $1,102, and accrued interest of $4,689.

•	Promissory note held by Jackie Chretien, dated March 2, 2009, with an original principal balance of $80,000, current principal balance of $15,000, and accrued interest of $4,028.

•	Promissory note held by A. Michael Chretien, dated December 29, 2001, with an original principal balance of $55,167, current principal balance of $40,415, and accrued interest of $5,874.

•	Promissory note held by Ramon Shealy, dated December 31, 2014, with a principal balance of $193,453, current principal balance of $178,148, and accrued interest of $0.

•	Convertible notes held by accredited investors, dated between May 18, 2014 to July 10, 2014, with an aggregate original principal balance of $ 350,000, current principal balance of $350,000, with a current discount for the beneficial conversion feature of $353, and accrued interest of $37,040.

•	Convertible note held by Robert Schroeder, a director of the company, dated May 12, 2014, with an aggregate original principal balance of $30,000, current principal balance of $30,000, and accrued interest of $3,427.

•	Convertible note held by Matthew L. Chretien, dated June 6, 2014, with an aggregate original principal balance of $10,000, current principal balance of $10,000, and accrued interest of $1,066.

•	Convertible notes held by two accredited investors, dated July 10, 2014, with an aggregate original principal balance of $701,068, current principal balance of $701,068 with a current discount for the beneficial conversion feature of $11,294, and accrued interest of $68,186.

•	Convertible note held by Taglich Brothers, dated July 8, 2014, with an original principal balance of $10,800, current principal balance of $10,800 and accrued interest of $1,056.

•	Convertible notes held by three accredited investors, dated October 9, 2014, with an aggregate original principal balance of $175,000, current principal balance of $175,000, and accrued interest of $7,595.

•	Convertible notes held by two accredited investors, dated December 17, 2014, with an aggregate original principal balance of $200,000, current principal balance of $200,000 and accrued interest of $6,410.

•	Convertible notes held by two accredited investors, dated February 10, 2015, with an aggregate original principal balance of $100,000, current principal balance of $100,000 with a current discount for the beneficial conversion feature of $ 14,545 and accrued interest of $2,301.

•

Convertible notes held by two accredited investors, dated March 11, 2015, with an aggregate original principal balance of $100,000, current principal balance of $100,000 with a current discount for the beneficial conversion feature of $ 10,000 and accrued interest of $1,825.

Convertible notes held by two accredited investors, dated May 20, 2015, with an aggregate original principal balance of $ 40,000, current principal balance of $ 40,000 with a current discount for the beneficial conversion feature of $ 8,889, and accrued interest of $ 449.

Convertible notes held by two accredited investors, dated June 2, 2015, with an aggregate original principal balance of $ 20,000, current principal balance of $ 20,000 with a current discount for the beneficial conversion feature of $ 4,444, and accrued interest of $ 148.

Convertible notes held by two accredited investors, dated June 16, 215, with an aggregate original principal balance of $ 100,000, current principal balance of $ 100,000 with a current discount for the beneficial conversion feature of $ 11,111, and accrued interest of $356.

There were no material commitments for capital expenditures at June 30, 2015.

Cash Flows

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2015 and 2014 was $334,024 and $540,224, respectively. During the six months ended June 30, 2015, the net cash used in operating activities was primarily attributable to the net loss adjusted for non- cash expenses of $462,261 and an increase in net operating liabilities of $55,314. During the six months ended June 30, 2014, the net cash used in operating activities was primarily attributable to the net loss adjusted for non- cash expenses of $18,937 and an increase in net operating liabilities of $217,375.

Investing Activities

Net cash used in investing activities for the three months ended June 30, 2015 and 2014 amounted to $0 and $3,519, respectively, and was related to the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended June 30, 2015 amounted to $248,695. The net cash provided by financing activities resulted from new borrowings. New borrowings of $360,000 were partially offset by $111,305 of notes payable repayments, of which $15,305 was repaid to related parties.

Net cash provided by financing activities for the three months ended March 31, 2014 amounted to $664,275. The net cash provided by financing activities resulted from new borrowings. New borrowings of $840,000 were partially offset by $175,725 of notes payable repayments, of which $7,500 was repaid to related parties.

Critical Accounting Policies and Estimates

There have been no significant changes during the three months ended June 30, 2015 to the items that we disclosed as our critical accounting policies and use of estimates in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Form 10-K.

Liquidity, Going Concern and Management’s Plans

We have incurred substantial recurring losses since our inception. The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. During the years 2012, 2013, 2014 and the six months ended June 30, 2015, we raised a total of $5,004,077 through issuance of debt and equity securities. We are also in the process of exploring strategies to increase our existing revenues. We believe we will be successful in these efforts; however, there can be no assurance we will be successful in raising additional debt or equity financing or finding any other financing source to fund our operations on terms agreeable to us. These matters raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

On July 15, 2015, the Company issued two convertible promissory notes in a maximum aggregate principal amount of $50,000 to two accredited investors who are associated with each other. The notes mature on August 15, 2015 and bear interest at an annual rate of interest of 6 percent until maturity. For more information, see Note 8 to the unaudited consolidated financial statements.

 On June 3, 2015, the Company issued two convertible promissory notes in a maximum aggregate principal amount of $20,000 to two accredited investors who are associated with each other. The notes mature on September 2, 2015 and bear interest at an annual rate of interest of 6 percent until maturity. For more information, see Note 8 to the unaudited consolidated financial statements.

On June 17, 2015, the Company issued two convertible promissory notes in a maximum aggregate principal amount of $100,000 to two accredited investors who are associated with each other. The notes mature on September 16, 2015 and bear interest at an annual rate of interest of 6 percent until maturity. For more information, see Note 8 to the unaudited consolidated financial statements

Use of Estimates

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)), as of June 30, 2015. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INTELLINETICS, INC.

Dated: August 17, 2015

By:	/s/ Matthew L. Chretien
Matthew L. Chretien
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 17, 2015

By:	/s/ Kendall D. Gill
Kendall D. Gill
Chief Financial Officer

