Form 10-Q
period 2015-09-30
INTELLINETICS, INC.
filed 2015-11-16
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

As of November 11, 2015, there were 7,123,074 shares of the issuer’s common stock outstanding.

Part I Financial Information

Item 1. Financial Statements

INTELLINETICS, INC. and SUBSIDIARY

Condensed Consolidated Balance Sheets

	Unaudited
	September 30,	December 31,
	2015	2014
ASSETS

Current assets:
Cash	$172,021	$184,081
Accounts receivable, net	274,554	99,061
Prepaid expenses and other current assets	53,332	45,668

Total current assets	499,907	328,810

Property and equipment, net	23,919	28,671
Other assets	17,049	27,809

Total assets	$540,875	$385,290

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$800,445	$633,053
Deferred revenues	583,947	563,998
Deferred compensation	215,012	215,012
Notes payable - current	600,072	1,071,708
Notes payable - related party - current	1,835,994	1,234,871
Total current liabilities	4,035,470	3,718,642

Long-term liabilities:
Notes payable - net of current portion	861,623	544,322
Notes payable - related party	136,380	216,772
Deferred interest expense	124,043	103,242
Other long-term liabilities - related parties	151,150	56,021

Total long-term liabilities	1,273,196	920,357

Total liabilities	5,308,666	4,638,999

Stockholders' deficit:
Common stock, $0.001 par value, 50,000,000 shares authorized; 7,123,074 shares issued and outstanding at September 30, 2015 and December 31, 2014	14,124	14,124
Additional paid-in capital	5,780,269	5,189,178
Accumulated deficit	(10,562,184)	(9,457,011)
Total stockholders' deficit	(4,767,791)	(4,253,709)
Total liabilities and stockholders' deficit	$540,875	$385,290

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues:
Sale of software	$136,459	$25,990	$474,219	$38,486
Software as a service	64,817	52,582	182,322	133,052
Software maintenance services	239,506	216,310	700,116	638,832
Professional services	152,169	11,805	327,189	88,579
Third Party services	29,023	10,075	109,073	43,348

Total revenues	621,974	316,762	1,792,919	942,297

Cost of revenues:
Sale of software	23,650	4,073	90,876	11,777
Software as a service	14,097	6,909	36,771	20,779
Software maintenance services	32,943	31,274	95,402	94,096
Professional services	41,670	4,486	85,781	24,824
Third Party services	18,334	12,989	57,846	40,218

Total cost of revenues	130,694	59,731	366,676	191,694

Gross profit	491,280	257,031	1,426,243	750,603

Operating expenses:
General and administrative	390,841	474,301	1,548,096	1,385,848
Sales and marketing	191,325	344,690	622,990	585,915
Depreciation	2,589	5,915	8,640	19,655

Total operating expenses	584,755	824,906	2,179,726	1,991,418

Loss from operations	(93,475)	(567,875)	(753,483)	(1,240,815)

Other income (expense)
Interest expense, net	(160,078)	(70,734)	(351,690)	(174,330)

Total other income (expense)	(160,078)	(70,734)	(351,690)	(174,330)

Net loss	$(253,553)	$(638,609)	$(1,105,173)	$(1,415,145)

Basic and diluted net loss per share:	$(0.04)	$(0.09)	$(0.16)	$(0.21)

Weighted average number of common shares outstanding - basic and diluted	7,123,074	6,769,812	7,123,074	6,767,238

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARY

Condensed Consolidated Statement of Stockholders' Deficit

For the Nine Months Ended September 30, 2015

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2014	7,123,074	$14,124	$5,189,178	$(9,457,011)	$(4,253,709)

Beneficial Conversion of convertible notes			170,091		170,091

Stock Option Compensation			421,000		421,000

Net loss	-	-	-	(1,105,173)	(1,105,173)

Balance, September 30, 2015	7,123,074	$14,124	$5,780,269	$(10,562,184)	$(4,767,791)

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(1,105,173)	$(1,415,145)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,640	19,655
Bad debt expense	16,123	44,963
Amortization of deferred financing costs	10,761	8,036
Amortization of beneficial conversion option	133,549	4,250
Stock options compensation	421,000	-
Gain on disposal of property and equipment		(4,234)
Stock issued for services		200,000
Changes in operating assets and liabilities:
Accounts receivable	(191,616)	53,970
Prepaid expenses and other current assets	(7,664)	(6,011)
Accounts payable and accrued expenses	185,141	63,525
Other long-term liabilities - related parties	77,377	72,922
Deferred interest expense	20,802	9,326
Deferred revenues	19,949	63,215
Total adjustments	694,062	529,617
Net cash used in operating activities	(411,111)	(885,528)

Cash flows from investing activities:
Proceeds for property and equipment	-	9,060
Purchases of property and equipment	(3,888)	(4,583)
Net cash used in investing activities	(3,888)	4,477

Cash flows from financing activities:
Proceeds from notes payable	$-	$45,000
Proceeds from notes payable - related parties	582,000	805,000
Repayment of notes payable	(155,813)	(200,224)
Repayment of notes payable - related parties	(23,248)	(15,000)
Net cash provided by financing activities	402,939	634,776

Net increase (decrease) in cash	(12,060)	(246,275)
Cash - beginning of period	184,081	260,560
Cash - end of period	$172,021	$14,285

Supplemental disclosure of cash flow information:
Accrued interest refinanced in notes payable - related parties	$-	$31,068
Discount on notes payable for beneficial converion feature	-	3,125
Discount on notes payable - related parties for beneficial converion feature	170,092	33,000
Notes payable - related parties issued for debt financing costs	-	10,800
Cash paid during the period for interest and taxes	18,851	55,073
	$188,943	$133,066

See Notes to these condensed consolidated financial statements

1. Business Organization and Nature of Operations

Intellinetics, Inc. (“Intellinetics”) is a Nevada holding company incorporated in 1997, with a single operating subsidiary, Intellinetics, Inc. (“Intellinetics”), together the (“Company”). On February 10, 2012 (the “Closing Date”), Intellinetics entered into a Securities Exchange Agreement (the “Exchange Agreement”) by and between itself and Intellinetics. Pursuant to the terms of the Exchange Agreement, all of the former shareholders of Intellinetics transferred to Intellinetics all of their shares of Intellinetics in exchange for shares of common stock (“Share Exchange”) of Intellinetics. Prior to the Share Exchange, Intellinetics was a non-operating public shell company. As a result of the Share Exchange, Intellinetics became a wholly-owned subsidiary of Intellinetics. The Share Exchange was accounted for as a reverse merger and recapitalization of Intellinetics (See Note 4 – Corporate Actions). The Company is an enterprise content management (ECM) software development, sales and marketing company serving both the public and private sectors. In the public sector, the Company’s products, services and process models serve, principally, the critical needs of law enforcement and compliance agencies within the state and local government establishment. Intellinetics was formed in December 1996 as a corporation in the state of Ohio.

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

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8.03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation of the consolidated financial position of the Company as of September 30, 2015 and the consolidated results of its operations and cash flows for the three and nine months ended September 30, 2015 and 2014, have been included. The Company has evaluated subsequent events through the issuance of this Form 10-Q. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other interim or future period. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2014 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2015.

3. Liquidity and Management’s Plans

Through September 30, 2015, the Company has incurred an accumulated deficit since inception of $10,562,184. At September 30, 2015, the Company had a cash balance of $172,021.

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

Based on current quarterly revenues, our operating cash flows before working capital changes are insufficient by approximately $125,000 per quarter.   In addition, our operating payables currently exceed our accounts receivable by approximately $530,000.  Accordingly, unless our revenues increase from current levels, our operating cash flows over the next 12 months will be insufficient by approximately $1,050,000 to $1,250,000 requiring additional capital or debt financing to support operations.  During 2014 and the nine months ended September 30, 2015, we used the proceeds from convertible note issuances to fund our operating cash flow deficits.  Debt obligations due within the next 12 months approximate $2,436,000.   We intend to enter into negotiations to extend maturities, defer payments or convert obligations to equity.  We also plan to continue our marketing and sales strategies to increase our revenues while controlling operating costs.   There are no assurances that our plans as discussed above will materialize and/or that we will have sufficient liquidity to fund operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Since inception, the Company’s operations have primarily been funded through a combination of operating margins, state business development loans, bank loans, convertible loans and loans from friends and family, and the sale of securities.   Although management believes that the Company has access to capital resources, there are currently no commitments in place for new financing at this time and there is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all.

During the nine months ended September 30, 2015, the Company raised $582,000 in net new funds through the issuance of ten convertible promissory notes to two accredited investors who are associated with each other. The proceeds from these notes were used to fund the Company’s working capital needs and debt repayment.

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

The number of customers that comprise the Company’s customer base, along with the different industries, governmental entities and geographic regions, in which the Company’s customers operate, limits concentrations of credit risk with respect to accounts receivable. The Company does not generally require collateral or other security to support customer receivables; however, the Company may require its customers to provide retainers, up-front deposits or irrevocable letters-of-credit when considered necessary to mitigate credit risk. The Company has established an allowance for doubtful accounts based upon facts surrounding the credit risk of specific customers and past collections history. Credit losses have been within management’s expectations. At September 30, 2015 and December 31, 2014, the Company allowance for doubtful accounts was $13,138 and $2,015, respectively.

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

The Company records the revenues for the sales of software with professional services as prescribed by ASC 985-605, in accordance with the contract accounting guidelines in ASC 605-35, “Revenue Recognition: Construction-Type and Production-Type Contracts” (“ASC 605-35”), after evaluating for separation of any non-ASC 605-35 elements in accordance with the provisions of ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements,” as updated. The Company accounts for these contracts on a percentage of completion basis, measured by the percentage of labor hours incurred to date to estimated total labor hours for each contract, or on a completed contract basis when dependable estimates are not available. Prior to the second quarter ended September 30, 2015, the Company had recognized these contracts exclusively on the completed contract basis. With improvements in internal processes the Company now has the ability to make more dependable estimates. Had the Company continued to exclusively use the completed contract method for the nine months ended September 30, 2015, revenues would have been $33,174 lower than recorded.

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

Advertising

The Company expenses the cost of advertising as incurred. Advertising expense for the three and nine months ended September 30, 2015 and 2014 amounted to approximately $12 and $1,879 and $0 and $3,430, respectively.

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

Deferred income taxes are recognized for the tax consequences in future years of temporary differences between the financial reporting and tax bases of assets and liabilities as of each period-end based on enacted tax laws and statutory rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A 100% valuation allowance has been established on deferred tax assets at September 30, 2015 and December 31, 14, due to the uncertainty of our ability to realize future taxable income.

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

6. Property and Equipment

Property and equipment are comprised of the following:

	September 30,	December 31,
	2015	2014
Computer hardware and purchased software	$301,129	$297,242
Leasehold improvements	221,666	221,666
Furniture and fixtures	88,322	88,322
	611,117	607,230
Less: accumulated depreciation and amortization	(587,198)	(578,559)
Property and equipment, net	$23,919	$28,671

Total depreciation expense on the Company’s property and equipment for the three months and nine months ended September 30, 2015 and 2014 amounted to $2,589 and $8.640, and $5,915 and $19,655, respectively.

7. Notes Payable

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

On July 17, 2009, the Company issued a note payable to the Ohio State Development Authority in the amount of $1,012,500, bearing interest at a rate of 6.00% per annum (“Authority Loan No. 1”). Pursuant to the terms of the loan, the Company was required to pay only interest through September 30, 2010 and then monthly principal and interest payments of $23,779 each through September 1, 2015. The note is secured by a senior secured interest on all business assets financed with loan proceeds, as well as a second secured interest in all business assets. Upon maturity, by acceleration or otherwise, the Company shall pay a loan participation fee of $101,250, which is accounted for as a loan premium, accreted monthly, utilizing the interest method, over the term of the loan. In June, 2014, Intellinetics and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule relating to Authority Loan No.1, deferring a portion of the principal and interest payment until June 1, 2015. On September 25, 2015 Intellinetics and the Ohio State Development Authority entered into a Third Amendment to the Loan Agreement related to Authority Loan No. 1, deferring a portion of the principal payment until October 1, 2016 and extending the maturity date until August 1, 2018. As of September 30, 2015, the principal amount outstanding under Authority Loan No.1 was $523,373.

On June 3, 2011, the Company issued a note payable to the Ohio State Development Authority in the amount of $750,000, bearing interest at a rate of 1% per annum for the first 12 months, then interest at rate of 7% per annum for the second 12 months (“Authority Loan No. 2”). The Company was not obligated to remit payments of principal until September 1, 2013. The monthly principal and interest payments, beginning on the third anniversary of the loan origination, are $14,850 and are payable on a monthly basis through August 1, 2018. The note is secured by a senior secured interest on all business assets financed with loan proceeds, as well as a second secured interest in all business assets. Upon maturity, by acceleration or otherwise, the Company shall pay a loan participation fee of $75,000 , which is accounted for as a loan premium, accreted monthly utilizing the interest method, over the term of the loan. The interest rate of 1% during the first 12 months of this loan was considered to be below market for that period. The Company further determined that over the life of the loan, the effective interest rate was 5.6% per annum. Accordingly, during the first 12 months of the loan, the Company recorded interest expense at the 5.6% rate per annum. The difference between the interest expense accrual at 5.6% and the stated rate of 1% over the first 12 months is credited to deferred interest. The deferred interest amount that is accumulated over the first 12 months of the loan term will be amortized as a reduction to interest expense over the remaining term of the loan. At September 30, 2015 and December 31, 2014 deferred interest of $124,043 and $103,242, respectively, was reflected within long-term liabilities on the accompanying condensed consolidated balance sheets. In June, 2014, Intellinetics and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule, deferring a portion of the principal and interest payment until June 1, 2015. On September 25, 2015 Intellinetics and the Ohio State Development Authority entered into a Third Amendment to the Loan Agreement related to Authority Loan No. 2, deferring a portion of the interest payment until October 1, 2016. As of September 30, 2015, the principal amount outstanding under Authority Loan No. 2 was $578,250.

The Authority Loans were granted to the Company in connection with the State of Ohio’s economic development programs. The proceeds from these loans were used by the Company to support its efforts in developing software solutions for its customers.

These Authority Loans are subject to certain covenants and reporting requirements. Intellinetics is required to, within three years of the respective loan origination dates of each of the Authority Loans, have created and/or retained an aggregate of 19, as amended, full time jobs in the State of Ohio. Should Intellinetics not attained these employment levels by the respective dates, then the interest rates on the Authority Loans shall increase to 10% per annum. In July, 2014, the Company informed the State of Ohio that it would not meet the employment level of 15 new full-time employees as well as retain 10 existing full-time employees. As a result of this non-compliance with a covenant of Authority Loan No. 1, the Development Services Agency exercised its right to increase the interest rate from 6.0% to 7.0%, effective October 1, 2014. The approximate impact of this increase is to raise the Company’s balloon payment by $6,000 on Authority Loan No. 1, which is due, as amended, on August 1, 2018. We have had past instances of non-compliance with certain of the loan covenants. We are currently in compliance with the all other loan covenants. There can be no assurance that we will not become non-compliant with one or more of these covenants in the future.

Between May 18, 2014 and July 10, 2014, the Company issued convertible promissory notes in an aggregate amount of $350,000 (the “Notes in an Aggregate Amount of $350,000”) to accredited investors who are associated with each other (the accredited investors collectively referred to as the (“$350,000 Investors”). The Convertible Notes mature on December 31, 2015 (the “Maturity Date”) and bear interest at an annual rate of interest of 10 percent until maturity, with interest payable quarterly. The Note Investors have a right, in their sole discretion, to convert the Convertible Notes into shares of Common Stock, par value $0.001 per share, of the Company under certain circumstances at a conversion rate of $0.56 per Share. The Company recognized a beneficial conversion feature in the amount of $4,125. Interest expense recognized on the amortization of the beneficial conversion feature was $728 and $2,181 for the three and nine months ended September 30, 2015. If the Convertible Notes have not been fully repaid by the Company by the Maturity Date or converted into shares at the election of the Convertible Note Investors prior to the Maturity Date, then such Convertible Notes will accrue interest at the annual rate of 12% from the Maturity Date until the date the Convertible Notes are repaid in full. Any interest not paid quarterly will also accrue interest at the annual rate of 12%. The Company used the proceeds of the Convertible Note for working capital, general corporate purposes, and debt repayment. As of September 30, 2015 the Note had accrued interest of $47,193.

The Company retained Taglich Brothers, Inc. (the “Placement Agent”) as a placement agent for the sale of the Convertible Notes, which sale concluded a private offering of debt in the amount of $500,000. (the “Offering”). In connection with the Offering, on July 8, 2014, the Company paid the Placement Agent in the form of a convertible note with a principal amount of $10,800 (with terms identical to the Convertible Notes set forth above), which represented an 8% commission of the gross proceeds. In addition, the Placement Agent earned warrants to purchase 21,107 shares of Common Stock, which represented 10% of the shares of Common Stock into which the Convertible Notes the placement agent sold in the offering could be converted into a $0.56 per share of Common Stock, will be exercisable for a period of four years, contain customary cashless exercise and anti-dilution protection and are entitled to registration rights. No beneficial conversion feature was recognized. The Company recorded deferred financing charges in the amount of $10,800, which are being amortized over the life of the promissory note. During the three and nine months ending September 30, 2015, the Company amortized $1,800 and $5,400, respectively, of the financing expense related to this note. As of September 30, 2015, the note had accrued interest of $1,329.

The table below reflects all notes payable at September 30, 2015 and December 31, 2014, respectively, with the exception of related party notes disclosed in Note 8 - Notes Payable - Related Parties.

	September 30,	December 31,
	2015	2014

Authority Loan No. 1, due August 1, 2018	$523,373	$600,429
Authority Loan No. 2, due August 1, 2018	578,250	657,006
The $10,800 Taglich Brothers Note	10,800	10,800
Notes payable due December 31, 2015	349,272	347,795
Total notes payable	$1,461,695	$1,616,030
Less current portion	(600,072)	(1,071,708)
Long-term portion of notes payable	$861,623	$544,322

Future minimum principal payments of these notes payable with the exception of the related party notes in Note 8 - Notes Payable - Related Parties, as described in this Note 7 are as follows:

For the Twelve-Month
Period Ended September 30,	Amount
2016	$600,072
2017	354,768
2018	506,855
Total	$1,461,695

As of September 30, 2015 and December 31, 2014, accrued interest for these notes payable with the exception of the related party notes in Note 8 - Notes Payable - Related Parties, was $431,074 and $341,827, respectively, and was reflected within accounts payable and accrued expenses on the consolidated balance sheets. As of September 30, 2015 and December 31, 2014, accrued loan participation fees were $163,855 and $155,044, respectively, and reflected within accounts payable and accrued expenses on the consolidated balance sheets. As of September 30, 2015 and December 31, 2014, deferred financing costs were $4,963 and $10,324, respectively, and were reflected within other assets on the consolidated balance sheets.

With respect to all notes outstanding (other than the notes to related parties), for the three and nine months ended September 30, 2015, and 2014, interest expense, including the amortization of deferred financing costs, accrued loan participation fees, original issue discounts, deferred interest and related fees and the embedded conversion feature was $34,804 and $82,907, and $50,712 and $94,786, respectively.

8. Notes Payable - Related Parties

On March 2, 2009, the Company issued an unsecured promissory note payable to Ms. Chretien, in the amount of $80,000 due January 1, 2014 and bearing interest at 5% per annum, with the principal and interest to be paid at maturity. On December 27, 2013 the $80,000 promissory note was extended under the same terms, with a maturity date of January 1, 2015. On December 31, 2014 the $80,000 promissory note was extended under the same terms, with a maturity date of January 1, 2016. During the nine months ended September 30, 2015, the Company paid no principal to Ms. Chretien related to this note. As of September 30, 2015 the note had a principal balance of $15,000 and accrued interest of $4,215.

On December 29, 2001, the Company issued an unsecured promissory note payable to A. Michael Chretien, a Founder of the Company, in the amount of $55,167, with any unpaid principal and interest due on January 1, 2014. During 2013, the Company paid $11,250 in accrued interest to A. Michael Chretien. On December 27, 2013, the note was extended, under the same terms, with a maturity of January 12, 2015. On December 31, 2014, the note was extended under the same terms, with a maturity of January 1, 2016.  As of September 30, 2015, the note had a principal balance of $40,415 and accrued interest of 6,544.

On March 29, 2012, the Company issued an unsecured note payable to Ramon Shealy a then -director of the Company, who subsequently resigned from the Board of Directors on December 17, 2012, for personal reasons, in the amount of $238,000 , bearing interest at a rate of 10% for the term of the note. All principal and interest was due and payable on September 27, 2012, but was later extended to November 24, 2012. On April 16, 2012, the Company issued a note payable to Mr. Shealy, in the amount of $12,000, bearing interest at a rate of 10% per quarter. All principal and interest was due on July 15, 2012, but was later extended to November 24, 2012. On November 24, 2012 the two notes were combined into a $250,000 promissory note, under the same terms, with a maturity date of January 1, 2014. On December 24, 2013 the $250,000 promissory note, was extended under the same terms, with a maturity date of January 1, 2015.   On March 13, 2013, the Company paid $100,000 of the principal amount of the $250,000 promissory note to Mr. Shealy. On December 31, 2014, the Company and Ramon Shealy agreed to cancel the previous notes and extensions set forth above, and issue a new single promissory note with accrued interest of $43,453, to a total principal and interest in the amount of $193,453, payable in ninety monthly installments beginning January 31, 2015, with a maturity date of January 1, 2020. Interest will accrue at 10% on the outstanding balance until paid in full. All other provisions of the original Promissory Note shall prevail unless specifically set forth herein or otherwise agreed in writing by the parties. As of September 30, 2015 this Note had a principal balance of $170,205 and $0 accrued interest.

Between May 9, 2014 an May 12, 2014 the Company issued convertible promissory notes in an aggregate amount of $110,000, (the “Notes in an Aggregate Amount of $110,000”) to accredited investors who are associated with each other and are shareholders of the Company, (the accredited investors collectively referred to as the (“$110,000 Investors”). The Convertible Notes mature on December 31, 2015 (the “Maturity Date”) and bear interest at an annual rate of interest of 10 percent until maturity, with interest payable quarterly. The Note Investors have a right, in their sole discretion, to convert the Convertible Notes into shares of Common Stock, par value $0.001 per share, of the Company under certain circumstances at a conversion rate of $0.56 per Share. Any interest not paid quarterly will also accrue interest at the annual rate of 12%. The Company used the proceeds of the Convertible Note for working capital, general corporate purposes, and debt repayment. At September 30, 2015, the notes had accrued interest of $15,053.

On May 12, 2014, the Company issued a convertible promissory note in an aggregate amount of $30,000 (the “Note in an Aggregate Amount of $30,000”) to Robert Schroeder, a director of the Company. The Convertible Notes mature on December 31, 2015 (the “Maturity Date”) and bear interest at an annual rate of interest of 10 percent until maturity, with interest payable quarterly. Robert Schroeder has a right, in his sole discretion, to convert the Convertible Note into shares of Common Stock, par value $0.001 per share, of the Company under certain circumstances at a conversion rate of $0.56 per Share. No beneficial conversion feature was recognized. If the Convertible Notes have not been fully repaid by the Company by the Maturity Date or converted into shares at the election of the Convertible Note Investors prior to the Maturity Date, then such Convertible Notes will accrue interest at the annual rate of 12% from the Maturity Date until the date the Convertible Notes are repaid in full. Any interest not paid quarterly will also accrue interest at the annual rate of 12%. The Company used the proceeds of the Convertible Note for working capital, general corporate purposes, and debt repayment. As of September 30, 2015, the note had accrued interest of $4,184.

On June 6, 2014, the Company issued a convertible promissory note in an aggregate amount of $10,000 (the “Note in an Aggregate Amount of $10,000”) to Matthew L. Chretien, President, CEO and a director of the Company. The Convertible Notes mature on December 31, 2015 (the “Maturity Date”) and bear interest at an annual rate of interest of 10 percent until maturity, with interest payable quarterly. Matthew L. Chretien has a right, in his sole discretion, to convert the Convertible Note into shares of Common Stock, par value $0.001 per share, of the Company under certain circumstances at a conversion rate of $0.56 per Share. No beneficial conversion feature was recognized. If the Convertible Notes have not been fully repaid by the Company by the Maturity Date or converted into shares at the election of the Convertible Note Investors prior to the Maturity Date, then such Convertible Notes will accrue interest at the annual rate of 12% from the Maturity Date until the date the Convertible Notes are repaid in full. Any interest not paid quarterly will also accrue interest at the annual rate of 12%. The Company used the proceeds of the Convertible Note for working capital, general corporate purposes, and debt repayment. As of September 30, 2015, the note had accrued interest of $1,318.

On July 10, 2014, the Company exchange convertible promissory notes issued on November 12, 2013, December 27, 2013, February 4, 2014 in the aggregate amount of $670,000 plus accrued interest of $31,068 in exchange for a new convertible promissory note in an aggregate amount of $701,068, (the “Note in an Aggregate Amount of $701,068”). The Convertible Notes mature on December 31, 2015(the “Maturity Date”) and bear interest at 10% until maturity. The note holders have a right, at their sole discretion, to convert the notes into equity under certain circumstances at a price stated on each original note as discussed above. The Company recognized a beneficial conversion feature in the amount of $32,000. Interest expense recognized on the amortization of the beneficial conversion feature was $5,647 and $16,941 for the three and nine months ended September 30, 2015. If the notes are not paid off by the Company, with the consent of the investors, by the maturity date or converted in to equity at the election of the investors prior to the maturity date, the note will accrue interest in the amount of 15% from the maturity date until the note is paid in full. As of September 30, 2015 the note had accrued interest of $85,856.

On October 9, 2014, the Company issued three convertible promissory notes in the amounts of $80,000, $80,000, and $15,000, (the “Notes in the Aggregate Amount of $175,000”) to three accredited investors. Robert C. Schroeder, a director of the Company, purchased the note in the amount of $15,000, and Robert Taglich and Michael Taglich, each beneficial owners of 10% of the Company, each purchased notes in the amount of $80,000. The notes mature on December 31, 2015, and bear interest at an annual rate of interest of 6% until maturity, with interest payable quarterly. The note investors have a right, in their sole discretion, to convert the notes into shares of Common Stock, par value $0.001 per share, of the Company under certain circumstances at a conversion rate of $0.30 per Share. No beneficial conversion feature was recognized. If the convertible notes have not been fully repaid by the Company by the maturity date or converted into shares at the election of the note investors prior to the maturity date, then such notes will accrue interest at the annual rate of 12% from the maturity date until the date the notes are repaid in full. Any interest not paid quarterly will also accrue interest at the annual rate of 12%. The Company used the proceeds of the notes for working capital, general corporate purposes, and debt repayment. As of September 30, 2015 the notes had accrued interest of $10,241.

On December 17, 2014, the Company issued two convertible promissory notes in a principal amounts of $100,000 each (the “Notes in the Aggregate Amount of $200,000) to Robert Taglich and Michael Taglich, each beneficial owners of 10% of the Company. The notes mature on December 31, 2015, and bear interest at an annual rate of interest of 6% until maturity. Each note holder has a right, in their sole discretion, to convert the notes into shares of common stock, par value $0.001 per share, of the Company under certain circumstances at a conversion rate of $0.30 per share. No beneficial conversion feature was recognized. If either note has not been fully repaid by the Company by the maturity date or converted into shares at the election of the note holders prior to the maturity date, then such note will accrue interest at the annual rate of 12% from the maturity date until the date the convertible note is repaid in full. The Company used the proceeds of the convertible notes for working capital and general corporate purposes, and debt repayment. As of September 30, 2015 the notes had accrued interest of $9,436.

On February 10, 2015, the Company issued two convertible promissory notes in a maximum aggregate principal amount of $100,000 to Robert and Michael Taglich (10% beneficial owners). The notes mature on December 31, 2015, and bear interest at an annual rate of interest of 6% until maturity. Each note holder has a right, in their sole discretion, to convert the notes into shares of common stock, par value $0.001 per share, of the Company under certain circumstances at a conversion rate of $0.30 per share. The Company recognized a beneficial conversion feature in the amount of $26,667. Interest expense recognized on the amortization of the beneficial conversion feature was $7,273 and $19,394 for the three and nine months ended September 30, 2015. If either note has not been fully repaid by the Company by the maturity date or converted into shares at the election of the note holders prior to the maturity date, then such note will accrue interest at the annual rate of 12% from the maturity date until the date the convertible note is repaid in full. The Company used the proceeds of the convertible notes for working capital, general corporate purposes and debt repayment. As of September 30, 2015, the notes had accrued interest of $3,814.

On March 11, 2015, the Company issued two convertible promissory notes in a maximum aggregate principal amount of $100,000 to Robert and Michael Taglich (10% beneficial owners). The notes mature on December 31, 2015, and bear interest at an annual rate of interest of 6% until maturity. Each note holder has a right, in their sole discretion, to convert the notes into shares of common stock, par value $0.001 per share, of the Company under certain circumstances at a conversion rate of $0.30 per share. The Company recognized a beneficial conversion feature in the amount of $16,667. Interest expense recognized on the amortization of the beneficial conversion feature was $5,000 and $11,667 for the three and nine months ended September 30, 2015. If either note has not been fully repaid by the Company by the maturity date or converted into shares at the election of the note holders prior to the maturity date, then such note will accrue interest at the annual rate of 12% from the maturity date until the date the convertible note is repaid in full. The Company used the proceeds of the convertible notes for working capital general corporate purposes, and debt repayment. As of September 30, 2015, the note had accrued interest of $3,336.

On May 20, 2015, the Company issued two convertible promissory notes in a maximum aggregate principal amount of $40,000 to Robert and Michael Taglich (10% beneficial owners). The notes mature on August 15, 2015 and bear interest at an annual rate of interest of 10% until maturity. Each note holder has a right, in their sole discretion, to convert the notes into shares of common stock, par value $0.001 per share, of the Company under certain circumstances at a conversion rate of $0.60 per share. The Company recognized a beneficial conversion feature in the amount of $13,334. Interest expense recognized on the amortization of the beneficial conversion feature was $8,889 and $13,333 for the three and nine months ended September 30, 2015. If either note has not been fully repaid by the Company by the maturity date or converted into shares at the election of the note holders prior to the maturity date, then such note will accrue interest at the annual rate of 12% from the maturity date until the date the convertible note is repaid in full. The Company used the proceeds of the convertible notes for working capital general corporate purposes., and debt repayment. As of September 30, 2015, the note had accrued interest of $1,552.

On June 3, 2015, the Company issued two convertible promissory notes in a maximum aggregate principal amount of $20,000 to Robert and Michael Taglich (10% beneficial owners). The notes mature on September 2, 2015 and bear interest at an annual rate of interest of 10% until maturity. Each note holder has a right, in their sole discretion, to convert the notes into shares of common stock, par value $0.001 per share, of the Company under certain circumstances at a conversion rate of $0.60 per share. The Company recognized a beneficial conversion feature in the amount of $6,666. Interest expense recognized on the amortization of the beneficial conversion feature was $4,444 and $6,666 for the three and nine months ended September 30, 2015. If either note has not been fully repaid by the Company by the maturity date or converted into shares at the election of the note holders prior to the maturity date, then such note will accrue interest at the annual rate of 12% from the maturity date until the date the convertible note is repaid in full. The Company used the proceeds of the convertible notes for working capital general corporate purposes., and debt repayment. As of September 30, 2015, the note had accrued interest of $682.

On June 17, 2015, the Company issued two convertible promissory notes in a maximum aggregate principal amount of $100,000 to Robert and Michael Taglich (10% beneficial owners). The notes mature on September 16, 2015 and bear interest at an annual rate of interest of 10% until maturity. Each note holder has a right, in their sole discretion, to convert the notes into shares of common stock, par value $0.001 per share, of the Company under certain circumstances at a conversion rate of $0.60 per share. The Company recognized a beneficial conversion feature in the amount of $33,334. Interest expense recognized on the amortization of the beneficial conversion feature was $22,222 and $33,334 for the three and nine months ended September 30, 2015. If either note has not been fully repaid by the Company by the maturity date or converted into shares at the election of the note holders prior to the maturity date, then such note will accrue interest at the annual rate of 12% from the maturity date until the date the convertible note is repaid in full. The Company used the proceeds of the convertible notes for working capital general corporate purposes and debt repayment. As of September 30, 2015, the note had accrued interest of $2,954.

On July 15, 2015, the Company issued two convertible promissory notes in a maximum aggregate principal amount of $50,000 to Robert and Michael Taglich (10% beneficial owners). The notes mature on October 14, 2015 and bear interest at an annual rate of interest of 10% until maturity. Each note holder has a right, in their sole discretion, to convert the notes into shares of common stock, par value $0.001 per share, of the Company under certain circumstances at a conversion rate of $0.54 per share. The Company recognized a beneficial conversion feature in the amount of $16,666. Interest expense recognized on the amortization of the beneficial conversion feature was $11,111 and $11,111 for the three and nine months ended September 30, 2015. If either note has not been fully repaid by the Company by the maturity date or converted into shares at the election of the note holders prior to the maturity date, then such note will accrue interest at the annual rate of 12% from the maturity date until the date the convertible note is repaid in full. The Company used the proceeds of the convertible notes for working capital, general corporate purposes, and debt repayment. As of September 30, 2015, the notes had accrued interest of $1,054.

On August 26, 2015, the Company issued two convertible promissory notes in a maximum aggregate principal amount of $72,000 to Robert and Michael Taglich (10% beneficial owners). The notes mature on November 22, 2015 and bear interest at an annual rate of interest of 10% until maturity. Each note holder has a right, in their sole discretion, to convert the notes into shares of common stock, par value $0.001 per share, of the Company under certain circumstances at a conversion rate of $0.60 per share. The Company recognized a beneficial conversion feature in the amount of $24,000. Interest expense recognized on the amortization of the beneficial conversion feature was $8,000 and $8,000 for the three and nine months ended September 30, 2015. If either note has not been fully repaid by the Company by the maturity date or converted into shares at the election of the note holders prior to the maturity date, then such note will accrue interest at the annual rate of 12% from the maturity date until the date the convertible note is repaid in full. The Company used the proceeds of the convertible notes for working capital, general corporate purposes, and debt repayment. As of September 30, 2015, the notes had accrued interest of $690.

On September 22, 2015, the Company issued two convertible promissory notes in a maximum aggregate principal amount of $100,000 to Robert and Michael Taglich (10% beneficial owners). The notes mature December 21, 2015 and bear interest at an annual rate of interest of 10% until maturity. Each note holder has a right, in their sole discretion, to convert the notes into shares of common stock, par value $0.001 per share, of the Company under certain circumstances at a conversion rate of $0.58 per share. The Company recognized a beneficial conversion feature in the amount of $32,759. Interest expense recognized on the amortization of the beneficial conversion feature was $10,920 and $10,920 for the three and nine months ended September 30, 2015. If either note has not been fully repaid by the Company by the maturity date or converted into shares at the election of the note holders prior to the maturity date, then such note will accrue interest at the annual rate of 12% from the maturity date until the date the convertible note is repaid in full. The Company used the proceeds of the convertible notes for working capital, general corporate purposes, and debt repayment. As of September 30, 2015, the notes had accrued interest of $220.

The table below reflects Notes payable due to related parties at September 30, 2015 and December 31, 2014, respectively

	September 30,	December 31,
	2015	2014
The $80,000 Jackie Chretien Note	$15,000	$15,000
The $55,167 A. Michael Chretien Note	40,415	40,415
The $250,000 Shealy Note	170,205	193,453
Notes in the Aggregate Amount of $110,000	110,000	110,000
Notes in the Aggregate Amount of $701,068	695,421	677,776
The $30,000 Robert C. Schroeder Convertible Promissory Note	30,000	30,000
The $10,000 Matthew L. Chretien Convertible Promissory Note	10,000	10,000
Notes in the Aggregate Amount of $175,000	175,000	175,000
Notes in the Aggregate Amount of $200,000	200,000	200,000
Notes in the Aggregate Amount of $100,000	92,727	-
Notes in the Aggregate Amount of $100,000	95,000	-
Notes in the Aggregate Amount of $40,000	40,000	-
Notes in the Aggregate Amount of $20,000	20,000	-
Notes in the Aggregate Amount of $100,000	100,000	-
Notes in the Aggregate Amount of $50,000	44,444	-
Notes in the Aggregate Amount of $72,000	56,000	-
Notes in the Aggregate Amount of $100,000	78,162	-
Total notes payable - related party	$1,972,374	$1,451,643
Less current portion	(1,835,994)	(1,234,871)
Long-term portion of notes payable-related party	$136,380	$216,772

Future minimum principal payments of these notes payable as described in this Note 8 are as follows:

For the Twelve Months Ended September 30,	Amount
2016	$1,835,994
2017	37,368
2018	41,280
2019	45,603
2020	12,129
TOTAL	$1,972,374

With respect to all related party notes, for the three and nine months ended September 30, 2015 and 2014, interest expense and the embedded conversion feature was $125,274 and $268,783 and $4,880 and $8,810, respectively.

9. Commitments and Contingencies

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

Future minimum lease payments under this operating lease are as follows:

For the Twelve Months Ending
September 30,	Amount
2016	$40,500
2017	10,125
Total	$50,625

Rent expense charged to operations for the three months and nine months ended September 30, 2015 and 2014 amounted to $10,125 and $30,375, respectively.

10. Stockholders’ Equity

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

11. Share-Based Compensation

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

The fair values of these director stock option grants were based on estimates at the date of grant as follows:

Risk-free interest rate	1.43%
Weighted average expected term	5 years
Expected volatility	143.10%
Expected dividend yield	0.00%

A summary of stock option activity during the 9 months ended September 30, 2015 under our stock option agreements is as follows:

Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2015	-
Granted	768,000	$0.75
Exercised	-
Forfeited and expired	-

Outstanding at September 30, 2015	768,000	$0.75	10 years	$115,200

Exercisable at September 30, 2015	464,000	$0.75	10 years	$69,600

The weighted-average grant date fair value of options granted during the 9 months ended September 30, 2015 was $0.81.

As of September 30, 2015, there was $204,000 of total unrecognized compensation costs related to stock options granted under our stock option agreements. $9,000 of the unrecognized compensation cost is expected to be recognized over a weighted-average period of four months.  $195,000 of the unrecognized compensation cost will be recognized upon satisfaction of the vesting contingency. The total fair value of stock options that vested during the 3 and 9 months ended September 30, 2015 was $26,000 and $421,000, respectively.

No stock options were exercised during the 3 or 9 months ended September 30, 2015.

12. Concentrations

Revenues from the Company’s services to a limited number of customers have accounted for a substantial percentage of the Company’s total revenues. For the three months ended September 30, 2015, the Company’s two largest customers, Washington State Patrol (“WSP”) , a direct client and Tiburon (“Tiburon”), a reseller, accounted for approximately 9% and 8%, respectively, of the Company’s total revenue for that period. For the three months ended September 30, 2014, the Company’s two largest customers, Tiburon (“Tiburon”), a Reseller, and Alabama Department of Insurance (“ALDOI”), a direct client, accounted for 16% and 10%, respectively, of the Company’s total revenue for that period. For the nine months ended September 30, 2015, the Company’s two largest customers, Tiburon and WSP accounted for approximately 11% and 5%, respectively, of the Company’s total revenues for that period. For the nine months ended September 30, 2014, the Company’s two largest customers, Tiburon, and WSP, accounted for approximately 14% and 7%, respectively, of the Company’s total revenues for that period.

For the three months ended September 30, 2015 and 2014, government contracts represented approximately 42% and 50% of the Company’s total revenues, respectively. A significant portion of the Company’s sales to Tiburon and Lexmark represent ultimate sales to government agencies. For the nine months ended September 30, 2015 and 2014 government contracts represented approximately 42% and 49%, respectively, of the Company’s total revenue.

As of September 30, 2015, accounts receivable concentrations from the Company’s two largest customers were 17% and 17% of gross accounts receivable, respectively, and as of September 30, 2014, accounts receivable concentrations from the Company’s three largest customers were 45%, 16% and 11% of gross accounts receivable, respectively. Accounts receivable balances form the Company’s three largest customers at September 30, 2015 have been partially collected.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial conditions and results of operations of the Company for the three and nine months ended September 30, 2015, and 2014 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Form 10-Q. References in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “the Company,” “us,” “we,” “our,” and similar terms refer to Intellinetics, Inc., a Nevada corporation (“Intellinetics”), and its sole operating subsidiary, Intellinetics, Inc., an Ohio corporation (“Intellinetics Ohio”), unless we state otherwise or the context indicates otherwise.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition accrued expenses, financing operations, contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carry value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this report for the three months ended September 30, 2015.

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

To date, most of our software customers install our software onto computers at their location (premises-based). In time, the Company anticipates that the provision of “cloud” application services, or software as a service (SaaS), will become a more significant part of its software sales business. We anticipate that cloud-based services will become the principal part of our software sales business and a primary source of revenues for us, because this model allows customers to avoid significant upfront costs for hardware and installation services required for a premises-based delivery. That said, we are just beginning to see our customers migrate to such cloud-based services. Our revenues from cloud-based delivery of our software, for the nine months ended September 30, 2015 and September 30, 2014, were $182,322 and $133,052, respectively, an increase of $49,720 or 37%.

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

For our sales of software, our customer base has traditionally been made up of customers with larger projects that can take as much as nine months to two years to complete. During the second quarter ending June 30, 2015, the Company changed from the completed contract basis to the percentage of completion basis, measured by the percentage of labor hours incurred to date to estimated total labor hours for each contract, or on a completed contract basis when dependable estimates are not available. Prior to the second quarter ended June 30, 2015, the Company had recognized these contracts exclusively on the completed contract basis. With our improvements in internal processes the Company now has the ability to make more dependable estimates.

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

Results of Operations

Overview

We reported net losses of $253,553 and $638,609 for the three months ended September 30, 2015 and 2014, respectively, representing a decrease in net loss of $385,056 or 60%. We reported gross profit of $491,280 and $257,031 for the three months ended September 30, 2015 and 2014, respectively, representing an increase in gross profit of $234,249, or 91%. The increase in gross profit was from the increase in total revenues, as the overall gross margins were 79% and 81% for the three months ending September 30, 2015 and 2014, respectively. We reported operating expenses of $584,755 and $824,906 for the three months ended September 30, 2015 and 2014, respectively, representing a decrease in operating expenses of $240,151. The decrease in operating expenses was principally related to the decrease in consulting expenses incurred for the three months ending September 30, 2015. We reported net losses of $1,105,173 and $1,415,145 for the nine months ended September 30, 2015 and 2014, respectively, representing a decrease in net loss of $309,972 or 22%. We reported gross profit of $1,426,243 and $750,603 for the nine months ended September 30, 2015 and 2014, respectively, representing an increase in gross profit of $675,640, or 90%. The increase in gross profits was directly related to the increase in revenues, as gross margins were 80% for the nine months ended September 30, 2015 and 2014, respectively. We reported operating expenses of $2,179,726 and $1,991,418 for the nine months ending September 30, 2015 and 2014, respectively, representing an increase of $188,308 or 9%. The increase in operating expenses was principally related to stock option compensation, an increase in sales and marketing personnel offset by a decrease in consulting expenses.

Revenues

We reported total revenues of $621,974 and $316,762 for the three months ended September 30, 2015 and 2014, respectively, representing an increase of $305,212 or 96%. For the nine months ended September 30, 2015 and 2014, respectively, revenues were $1,792,919 and $942,297, representing an increase of $850,622 or 90%. The increase in total revenues is attributable to several factors as described below.

Sale of Software

Revenues from the sale of software principally consist of sales of additional or upgraded software licenses and applications to existing customers and sales of software to our resellers. These software revenues were $136,459 and $25,990, for the three months ended September 30, 2015 and 2014, respectively, representing an increase of $110,469, or 425%. The increase was due to our efforts to close new customers in our direct sales and an increase in our sales of software through our resellers. Software revenues were $474,219 and $38,486 for the nine months ended September 30, 2015 and 2014, respectively, representing an increase of $435,733, or 1,132%. The increase was again due to closing new customers through direct sales and our sales of software to our resellers.

Sale of Software as a Service

For those customers that wish to avoid the upfront costs of typical premises-based software installations, we provide access to our software as a service, accessible through the internet. Our customers typically enter into our software as a service agreement for periods in excess of one year. Under these agreements, we generally provide access to the applicable software, data storage and related customer assistance and support. Our software as a service revenues were $64,817 and $52,582, for the three months ended September 30, 2015 and 2014, respectively, representing an increase of $12,235, or 23%. Our software as a service revenues were $182,322 and $133,052, for the nine months ended September 30, 2015 and 2014, respectively, representing an increase of $49,270 or 37%. The increase in revenue year-over-year was primarily the result of new customers and relationships with channel partners.

Sale of Software Maintenance Services

Software maintenance services revenues consist of fees for post contract customer support services provided to license holders. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. A substantial portion of these revenues were generated from customers to whom we sold software in prior years who have continued to renew their maintenance agreements. The support and maintenance agreements typically have a term of 12 months. Our software maintenance support revenue was $239,506 and $216,310, for the three months ended September 30, 2015 and 2014, respectively, representing an increase of $23,196, or 11%. For the nine months ending September 30, 2015 and 2014, the software maintenance support revenue was $700,116 and $638,832 respectively, representing an increase of $61,284 or 10%. The increase in revenue was primarily the result of new accounts from the sale of software.

Sale of Professional Services

Professional services revenues consist of revenues from consulting, discovery, training, and advisory services to assist customers with document management needs. These revenues include those arrangements where we do not sell software licenses as an element of the overall arrangement. Professional services revenues were $152,169 and $11,805 for the three months ended September 30, 2015 and 2014, respectively, an increase of $140,364, or 1,189%. For the nine months ended September 30, 2015 and 2014, respectively, professional services revenues were $327,189 and $88,579 respectively, and increase of $238,610, or 269%. The increase in revenue primarily resulted from partner fees received from new channel partners and software applications sold to existing customers.

Sale of Third Party Services

Third party services consist of third party vendor software, hardware and/or services purchases as requested by our customers as needed in conjunction with Intellinetics core software or services.

Cost of Revenues

The cost of revenues during the three months ended September 30, 2015 and 2014 were $130,694 and $59,731, respectively, representing an increase of $70,963, or 119%. For the nine months ended September 30, 2015 and 2014, respectively, the cost of revenues were $366,676 and $191,694, representing an increase of $174,982 or 91%. The increase in cost of revenue for the three and nine month period ended September 30, 2015 is primarily due to the increase in revenues as compared with the three and nine month period ending September 30, 2014.

Gross Margins

Overall gross margin for the three months ended September 30, 2015 and 2014 were 79% and 81%, respectively. For the nine months ended September 30, 2015 and 2014, the gross margins were 80% and 80%.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $390,841 during the three months ended September 30, 2015 as compared to $474,301 during the three months ended September 30, 2014, representing a decrease of $83,460, or 18%. For the nine months ended September 30, 2015 and 2014, general and administrative expenses were $1,548,096 and $1,385,848, respectively, an increase of $162,248 or 12%. The increase was primarily due to stock option compensation offset by decrease in expenses operating as a public company.

Sales and Marketing Expenses

Sales and marketing expenses decreased to $191,325 during the three months ended September 30, 2015 as compared to $344,690 during the three months ended September 30, 2014, representing a decrease of $153,365 or 44%. The decrease was primarily related to the expense of sales consultants in the quarter ending September 30, 2014. For the nine months ended September 30, 2015 and 2014, sales and marketing expenses were $622,990 and $585,915, respectively, representing an increase of $37,075 or 6%. The increase was related to the hiring of additional sales personnel in the nine months ended September 30, 2015, which also increased our marketing and travel expenses in obtaining new channel partners offset by the decrease in sales consultants expenses recognized in the nine months ending September 30, 2014.

 Depreciation and Amortization

Depreciation and amortization was $2,589 for the three months ended September 30, 2015, as compared to $5,915 for the three months ended September 30, 2014, representing a decrease of $3,326 or approximately 56%. For the nine months ended September 30, 2015 and 2014, depreciation and amortization were $8,640 and $19,655, respectively, representing a decrease of $11,015 or 56%. The decrease was the result of no assets being acquired and assets that are becoming fully depreciated.

Interest Expense, Net

Interest expense, net, was $160,078 during the three months ended September 30, 2015 as compared to $70,734 during the three months ended September 30, 2014, representing an increase of $89,344 or 126%. For the nine months ended September 30, 2015 and 2014, interest expense was $351,690 and $174,330, respectively, an increase of $177,360 or 102%. The increase resulted primarily from an increase in the average debt balance outstanding during the three and nine months ending September 30, 2015.

Liquidity and Capital Resources

We have financed our operations primarily through a combination of cash on hand, cash generated from operations, borrowings from third parties and related parties, and proceeds from private sales of equity. As of September 30, 2015, our major liquidity indicators are:

☐	Cash $172,021,

☐	Working Capital Deficiency $(3,535,563),

☐	Through September 30, 2015 we have incurred cumulative net losses since inception of $10,562,184.

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

Based on current quarterly revenues, our operating cash flows before working capital changes are insufficient by approximately $125,000 per quarter. In addition, our operating payables currently exceed our accounts receivable by approximately $530,000. Accordingly, unless our revenues increase from current levels, our operating cash flows over the next 12 months will be insufficient by approximately $1,050,000 to $1,250,000 requiring additional capital or debt financing to support operations. During 2014 and the nine months ended September 30, 2015, we used the proceeds from convertible note issuances to fund our operating cash flow deficits. Debt obligations due within the next 12 months approximate $2,436,000. We intend to enter into negotiations to extend maturities, defer payments or convert obligations to equity. We also plan to continue our marketing and sales strategies to increase our revenues while controlling operating costs. There are no assurances that our plans as discussed above will materialize and/or that we will have sufficient liquidity to fund operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

During the nine months ended September 30, 2015, we raised $582,000 in net new funds through the issuance of contingently convertible notes. The proceeds from these notes were used to fund our working capital needs and debt repayment.

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

Liquidity and Capital Resource - Equity Capital Resources

Shares Issued and Outstanding and Shares Reserved for Exercise of Warrants

As of September 30, 2015 the Company has 7,123,074 shares of common stock issued and outstanding; and approximately 7,045,000 shares reserved for issuance upon the exercise of outstanding warrants and stock options.

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

Liquidity and Capital Resource - Debt Capital Resources

Deferral of Interest Payment Relating to Notes Payable Issued by Intellinetics Ohio to the Ohio State Development Authority

Intellinetics Ohio has issued two notes payable to the Ohio State Development Authority. In June 2014, Intellinetics Ohio and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule on both of the loans, deferring a portion of the interest payments until June 1, 2015. On September 25, 2015 both notes payable were amended as discussed below.

Both of these notes are subject to certain covenants and reporting requirements, with the Company. In July, 2014 the Company informed the Ohio State Development Authority that the employment requirement was not in compliance in relation to the Authority Loan No. 1. As a result of this noncompliance, the Company’s interest rate effective October 1, 2014 went from 6.00% to 7.00%. The impact of this increase is to raise the Company’s balloon payment by $6,000, and will be waived if the Company fulfills all of its other loan commitments, including satisfying the balloon payment. On September 25, 2015, this $1,012,500 note was amended and restated, setting forth the amount of principal, interest payable under the Note. The interest rate is changed to six percent 6% per annum until paid, with principal and interest payments according to a new amortization schedule, which reduces principal payments and defers interest payment until October 1, 2016. This note matures on August 1, 2018.

On August 14, 2014, the Company entered into a Second Amendment to Loan Agreement to the $750,000 note payable in which the Company is to provide employment of 19 full-time jobs and create an estimated twelve new full-time jobs and employment opportunities by December 31, 2015. If the Company fails, for reasons other than market conditions, to retain and create an aggregate of at least 25 such jobs and employment opportunities, the interest rate on the outstanding balance of the loan could increase to 10%. On September 25, 2015, the Company entered into a Third Amendment to Loan Agreement to the $750,000 note payable, to create and/or maintain nineteen full-time jobs for each month beginning on October 1, 2016. Additionally, a new amortization schedule will reduce the principal payments and defer interest payments until October 1, 2016, at which time the payments will restate the monthly principal and interest payments through the maturity date of August 1, 2018.

Promissory Notes

On December 31, 2014, the Company and Ramon M. Shealy converted their previous promissory notes, whose total principal balance and unpaid interest was $193,453 into a new single promissory note, with a maturity date of January 1, 2020. For more information, please see Note 8 to the Consolidated Financial Statements, titled Notes Payable – Related Parties.

On December 31, 2014, Intellinetics Ohio and Jackie M. Chretien, who is related to the Secretary and director of the Company, and who is also related to the President, CEO, and director of the Company extended their original promissory note, with a maturity of January 1, 2015, by a Promissory Note Extension Agreement, with the maturity date of January 1, 2016, without changing any other terms of that promissory note.

On December 31, 2014, Intellinetics Ohio and A. Michael Chretien, who is the Secretary of the Company, extended a promissory note with a maturity date of January 1, 2015, into a promissory note maturity of January 1, 2016. Without changing any other terms of that promissory note.

Issuance of Convertible Notes.

Throughout 2014 and through the nine months ending September 30, 2015, the Company issued new convertible promissory notes as a source of debt liquidity. The total principal balance of such notes issued was $1,807,000. The note investors have a right, in their sole discretion, to convert the convertible notes into shares of common stock, par value $0.001 per share, of the Company at various conversion rates ranging from $0.30 to $0.56 per share. The annual rate of interest on such notes ranges from 6% to 10%, with all notes maturing by December 31, 2015. For more information, please see Note 7 and 8 to the Consolidated Financial Statements.

Summary of Current Outstanding Indebtedness

The Company’s outstanding indebtedness at September 30, 2015 is as follows:

•	Promissory note held by Ohio State Development Authority, dated July 17, 2009, with an original principal balance of $1,012,500, and current principal balance of $523,373.

•	Promissory note held by Ohio State Development Authority, dated July 3, 2011,with an original principal balance of $750,000, and current principal balance of $578,250.

•	Convertible notes held by accredited investors, dated between May 18, 2014 and July 10, 2014, with an aggregate original principal balance of $350,000, current principal balance of $350,000 with a current discount for the beneficial conversion feature of $727, and accrued interest of $47,193.

•	Promissory note held by Jackie Chretien, dated March 2, 2009, with an original principal balance of $80,000, current principal balance of $15,000, and accrued interest of $4,215.

•	Promissory note held by A. Michael Chretien, dated December 29, 2001, with an original principal balance of $55,167, current principal balance of $40,415, and accrued interest of $6,544.

•	Promissory note held by Ramon Shealy, dated December 31, 2014, with an original principal balance of $250,000, current principal balance of $170,205, and accrued interest of $0.

•	Convertible notes held by accredited investors, dated between May 18, 2014 to July 10, 2014, with an aggregate original principal balance of $350,000, current principal balance of $350,000, with a current discount for the beneficial conversion feature of $353, and accrued interest of $47,193.

•	Convertible note held by Robert Schroeder, a director of the company, dated May 12, 2014, with an aggregate original principal balance of $30,000, current principal balance of $30,000, and accrued interest of $4,184.

•	Convertible note held by Matthew L. Chretien, dated June 6, 2014, with an aggregate original principal balance of $10,000, current principal balance of $10,000, and accrued interest of $1,318.

•	Convertible notes held by two accredited investors, dated July 10, 2014, with an aggregate original principal balance of $701,068, current principal balance of $701,068 with a current discount for the beneficial conversion feature of $5,647, and accrued interest of $85,856.

•	Convertible note held by Taglich Brothers, dated July 8, 2014, with an original principal balance of $10,800, current principal balance of $10,800 and accrued interest of $1,329.

•	Convertible notes held by three accredited investors, dated October 9, 2014, with an aggregate original principal balance of $175,000, current principal balance of $175,000, and accrued interest of $10,682.

•	Convertible notes held by two accredited investors, dated December 17, 2014, with an aggregate original principal balance of $200,000, current principal balance of $200,000 and accrued interest of $9,436.

•	Convertible notes held by two accredited investors, dated February 10, 2015, with an aggregate original principal balance of $100,000, current principal balance of $100,000 with a current discount for the beneficial conversion feature of $7,273, and accrued interest of $3,814.

•	Convertible notes held by two accredited investors, dated March 11, 2015, with an aggregate original principal balance of $100,000, current principal balance of $100,000 with a current discount for the beneficial conversion feature of $5,000 and accrued interest of $3,336.

•	Convertible notes held by two accredited investors, dated May 20, 2015, with an aggregate original principal balance of $40,000, current principal balance of $40,000 with a current discount for the beneficial conversion feature of $0, and accrued interest of $1,552.

•	Convertible notes held by two accredited investors, dated June 3, 2015, with an aggregate original principal balance of $20,000, current principal balance of $20,000 with a current discount for the beneficial conversion feature of $0, and accrued interest of $682.

•	Convertible notes held by two accredited investors, dated June 17, 2015, with an aggregate original principal balance of $100,000, current principal balance of $100,000 with a current discount for the beneficial conversion feature of $0, and accrued interest of $2,954.

•	Convertible notes held by two accredited investors, dated July 15, 2015, with an aggregate original principal balance of $50,000, current principal balance of $50,000 with a current discount for the beneficial conversion feature of $5,556, and accrued interest of $1,054.

•	Convertible notes held by two accredited investors, dated August 26, 2015, with an aggregate original principal balance of $72,000, current principal balance of $72,000 with a current discount for the beneficial conversion feature of $16,000, and accrued interest of $690.

•	Convertible notes held by two accredited investors, dated September 22, 2015, with an aggregate original principal balance of $100,000, current principal balance of $100,000 with a current discount for the beneficial conversion feature of $21,389, and accrued interest of $220.

There were no material commitments for capital expenditures at September 30, 2015.

Cash Flows

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2015 and 2014 was $411,111 and $885,528, respectively. During the nine months ended September 30, 2015, the net cash used in operating activities was primarily attributable to the net loss adjusted for non- cash expenses of $590,073 and an increase in net operating liabilities of $103,989. During the nine months ended September 30, 2014, the net cash used in operating activities was primarily attributable to the net loss adjusted for non- cash expenses of $272,670 and an increase in net operating liabilities of $256,947.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2015 amounted to $3,888 and was related to the purchase of property and equipment. Net cash provided by investing activities for the nine months ended September 30, 2014 amounted to $4,477 and was related to the disposition of property and equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2015 amounted to $402,939. The net cash provided by financing activities resulted from new borrowings. New borrowings of $582,000 were partially offset by $179,061 of notes payable repayments, of which $23,248 was repaid to related parties.

Net cash provided by financing activities for the nine months ended September 30, 2014 amounted to $634,776. The net cash provided by financing activities resulted from new borrowings. New borrowings of $850,000 were partially offset by $215,224 of notes payable repayments, of which $15,000 was repaid to related parties.

Critical Accounting Policies and Estimates

There have been no significant changes during the three months ended September 30, 2015 to the items that we disclosed as our critical accounting policies and use of estimates in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Form 10-K.

Liquidity, Going Concern and Management’s Plans

We have incurred substantial recurring losses since our inception. The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. During the years 2012, 2013, 2014 and the nine months ended September 30, 2015, we raised a total of $5,226,077 through issuance of debt and equity securities. We are also in the process of exploring strategies to increase our existing revenues. We believe we will be successful in these efforts; however, there can be no assurance we will be successful in raising additional debt or equity financing or finding any other financing source to fund our operations on terms agreeable to us. These matters raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)), as of September 30, 2015. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INTELLINETICS, INC.

Dated: November 16, 2015

By:	/s/ Matthew L. Chretien
Matthew L. Chretien
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 16, 2015

By:	/s/ Kendall D. Gill
Kendall D. Gill
Chief Financial Officer

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