Form 10-K
period 2015-12-31
INTELLINETICS, INC.
filed 2016-03-28
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No   ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $ 4,060,161

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 16,794,992 shares of common stock, par value $0.001 per share, were outstanding as of March 23, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2015, are incorporated by reference in Part III hereof.

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

Company Overview

Intellinetics, Inc., formerly known as GlobalWise Investments, Inc. (“Intellinetics”), is a Nevada holding company incorporated in 1997, with a single operating subsidiary, Intellinetics, Inc., an Ohio corporation (“Intellinetics Ohio,” together with Intellinetics, the “Company,” “we,” “us” and “our”). Intellinetics Ohio was incorporated in 1996, and on February 10, 2012, Intellinetics Ohio became the sole operating subsidiary of Intellinetics as a result of a reverse merger and recapitalization.

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

Recent Developments

Sales of Unregistered Securities and Conversion of Convertible Equity

On December 11, 2015, the Company commenced a private offering of securities with certain accredited investors, for the sale of up to 1,666,666 “Units” at $1.20 per unit, each “Unit” consisting of two (2) shares of Common Stock and a warrant to purchase one (1) share of Common Stock at $0.65 per share (the “December Offering”). Simultaneously with this December Offering, the Company offered to existing holders of convertible notes issued by the Company (the “Noteholders”), the ability to convert into Common Stock any outstanding convertible notes issued by the Company, plus accrued interest, at each note’s conversion price (the “Note Exchange”). In addition, upon the conversion, the Noteholders received a number of warrants that contain the same terms as the warrants received by investors in the purchase agreement. The warrants have an exercise price equal to $0.65 per share and contain a cashless exercise provision. All warrants are immediately exercisable and have a term of five years from issuance. The December Offering was opened for a period terminating on December 31, 2015, with an extension until January 31, 2016. The December Offering was completed on January 25, 2016. Through December 31, 2015, the Company sold 1,160,067 units consisting of 2,320,134 shares of common stock and 1,160,067 of warrants for gross proceeds of $1,392,080. Additionally, the Company converted $2,033,868 of convertible promissory notes with accrued interest of $428,779 for 5,768,855 shares of common stock and 2,193,904 warrants.

On January 6, 2016, convertible promissory Noteholders converted $135,000 of convertible notes and $35,038 of accrued interest in exchange for 303,639 shares of Company stock and 141,698 of note holder warrants, in accordance with the Note Exchange.

On January 25, 2016, the Company sold 506,599 units for $607,919, in accordance with the December Offering. For more information, see the Note 15 to the Consolidated Financial Statements, titled “Subsequent Events” in Part II, Item 8, Financial Statements and Supplementary Data.

On February 15, 2016, A. Michael Chretien, an officer of the Company, exercised stock warrants issued on February 15, 2013 in exchange for 500,000 shares of Common Stock at $0.007 per share, for an aggregate amount of $3,500. For more information, see Note 15 to the Consolidated Financial Statements, titled “Subsequent Events” in Part II, Item 8, Financial Statements and Supplementary Data.

Maturity of Related Party Promissory Notes

On January 1, 2016, the Company paid the promissory note of Jackie M. Chretien, who is related to the Secretary of the Company and is also related to the President, CEO, and director of the Company, a note that matured on January 1, 2016 of $15,000 principal and $4,403 of accrued interest. The Company does not have any on-going relationship with Jackie M. Chretien.

On January 1, 2016, the Company paid a promissory note of A. Michael Chretien, who is the Secretary of the Company, a note that matured on January 1, 2016 in the amount of $40,415 in principal and $7,053 in accrued interest.

Employee Stock Options

On January 1, 2016, the Company granted employees stock options to purchase 250,000 shares of common stock of the Company at an exercise price of $0.90 per share, in accordance with the 2015 Intellinetics Inc. Equity Incentive Plan, with vesting continuing until 2019. The total fair value of $196,250 for these stock options will be recognized by the Company over the applicable vesting period.

On February 10, 2016, the Company granted employees stock options to purchase 210,000 shares of common stock of the Company at an exercise price of $0.96 per share, in accordance with the 2015 Intellinetics Inc. Equity Incentive Plan, with vesting continuing until 2019. The total fair value of $174,748 for these stock options will be recognized by the Company over the applicable vesting period.

Issuance of Common Stock to Directors

On January 2, 2016 the Company issued 69,433 new shares of restricted common stock to directors of the Company in accordance with the 2015 Intellinetics Equity Incentive Plan. The Company recorded stock compensation of $62,500 on January 2, 2016.

Software and Services

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

The six components of IntellivueTM are as follows:

•	Image-processing Application: The IntellivueTM platform includes image processing modules used for capturing, transforming and managing images of paper documents. IntellivueTM supports distributed and high volume capture, optical and intelligent character recognition, and form-processing technology. IntellivueTM open architecture enables plug-and-play compatibility with industry-leading advanced capture tools from providers such as Ancora;

•	Records Management: The IntellivueTM records management module is designed to address needs relating to long-term retention of content through automation and policies, ensuring legal, regulatory and industry compliance for our clients;

•	Workflow/BPM: IntellivueTM is designed to support business processes, routing content electronically, assigning work tasks and states (e.g., reviews or approvals), and creating related audit trails;

•	Social Content: IntellivueTM addresses document sharing, collaboration and knowledge management, and project teams. Specifically, video files are the fastest-growing category of new content in this defined area. Previously referred to as “document collaboration,” social content reflects a broader audience and a range of content types;

•	Web Content Management: The IntellivueTM platform specifically addresses native functions such as templating, workflow, change management, and content deployment functions that deliver prepackaged or on-demand content (via IntellivueTM WebVue™). A key strength in this area is the ability of IntellivueTM to use our full-functioned web services based on our Software Development Kit (SDK) and Application Protocol Interface (API); and

•	Extended Components: IntellivueTM includes document composition and e-forms (via third party OEM integration partnership), search, content and web analytics (via third party Advanced OCR engine partnership), email and information archiving and packaged application integration (via Intellinetics’ DirectVue™).

Marketing and Sales

Historically, our marketing efforts focused on generating sales leads primarily through the use of a direct sales force, limited channel partnerships, and trade shows. To a lesser extent, we use our website featuring solution overviews, case studies, white papers, and customer testimonials. Around the beginning of 2014, we decided to dynamically change our traditional direct sales approach.

At that time, we reviewed what we had learned from our limited channel relationships with such companies as Lexmark International, Inc., Tiburon, and ACS Wagers and began a focused sales transformation. We reduced our direct sales force and changed our sales strategy to focus our sales efforts toward a much greater percentage of sales through intermediaries, such as software resellers and multi-function device resellers, rather than through direct sales. We developed marketing programs with resellers that facilitate their selling and support of our software solutions. We refer to these resellers as our “channel partners.” For purposes of this section, a “channel partner” is a company that we partner with to market and sell our products and technologies.

These refinements in our marketing strategy have led to a substantial increase in new customers. As a result, we are now committed to offering a best-in-class channel partner program serving mid-market customers in both the public and private sectors. In 2015, we placed increased effort on building the support infrastructure required to compete more efficiently using a channel partner strategy. Through these efforts we now have expanded to fourteen reselling partners across the entire United States, which partners we believe are positioned to yield financial growth in 2016.

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

Competition and Market Position

The market for our products is highly competitive, and we expect that competition will continue to intensify as the ECM markets consolidate. We believe our primary competitors in our market, the small-to-medium business sector, are DocuWare, Square 9, and Laserfiche. The principal competitive factors affecting the market for our software products and services include: (i) vendor and product reputation; (ii) product quality, performance and price; (iii) the availability of software products on multiple platforms; (iv) product scalability; (v) product integration with other enterprise applications; (vi) software functionality and features; (vii) software ease of use; (viii) the quality of professional services, customer support services and training, and (ix) the ability to address specific customer business problems. We believe that the relative importance of each of these factors depends upon the concerns and needs of each specific customer.

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

We believe that Intellinetics has advantages over our competitors in the small-to-medium market. In our view, Intellinetics will remain competitive by remaining a focused niche provider with product offerings aligned with buyer-specific requirements. We anticipate that Intellinetics will benefit from four specific advantages already in place:

•	Turnkey cloud or premise document workflow solutions targeting SMB buyers with benchmark value-to-price ratio;

•	Intel-enabled solution packaging and customer activation model;

•	Industry-first integrated on-demand solutions library as standard platform feature; and

•	Proprietary AuditShield compliance management module as a standard platform feature providing SMB buyers, for the first time, with a simple way to know if documents required by law or policy are missing.

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

Customers

Revenues from the Company’s services to a limited number of customers have accounted for a substantial percentage of the Company’s total revenues. For the twelve months ended December 31, 2015, the Company’s two largest customers, Tiburon, Inc. (“Tiburon”) a reseller and Washington State Patrol (“WSP”) a direct end user, accounted for approximately 10% and 5%, respectively, of the Company’s revenues for that period. For the twelve months ended December 31, 2014, the Company’s two largest customers, Tiburon, Inc. (“Tiburon”) a reseller and CareWorks (“CareWorks”) a direct end user, accounted for approximately 12% and 5%, respectively, of the Company’s revenues for that period.

For the twelve months ended December 31, 2015 and 2014, government contracts represented approximately 42% and 50% of the Company’s net revenues, respectively. A significant portion of the Company’s sales to resellers’ represent ultimate sales to government agencies. Due to their dependence on state, local and federal budgets, government contracts carry short terms, typically less than 18 months. Since our inception, our contracts with government customers have generally renewed on the original terms and conditions upon expiration. A significant portion of our sales to resellers represent ultimate sales to government agencies.

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

Research and Development

We design, develop, test, market, license, and support new software products and enhancements of current products. Recent examples of significant trends in the software industry include cloud computing, mobility, social media, and software as a service. We continuously monitor our software products and enhancements to remain compatible with standard platforms and file formats. We expense as incurred, our software development costs.   For the twelve months ending December 31, 2015 and 2014, our research and development costs were $497,976 and $407,716, respectively.

Employees

As of March 25, 2016, we employed a total of 20 individuals; all but one are full-time employees. We believe that relations with our employees are good. None of our employees is represented by a labor union, and we do not have collective bargaining arrangements with any of our employees.

Executive Officers and Board of Directors

On December 31, 2015, our executive officers and directors included the following:

Name	Age	Title

Matthew L. Chretien [1]	48	President, Chief Executive Officer, Treasurer, Chief Technology Officer, and Director

Kendall D. Gill	68	Chief Financial Officer

A. Michael Chretien [1]	76	Vice President of Compliance, Secretary

Rye D’Orazio	61	Director

Robert C. Schroeder	48	Director

Murray H. Gross	77	Director, Chairman of the Board

Sophie Pibouin	48	Director

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

A. Michael Chretien, Vice President of Compliance, Secretary. Mr. A. Michael Chretien is a co-founder of Intellinetics and has served as Intellinetics’ Chairman of the Board, Vice President of Compliance, and Secretary since September 2011. From 1999 until September 2011, Mr. Chretien was employed as Intellinetics’ Vice President. Prior to joining Intellinetics, Mr. Chretien served for twenty-six years in the Federal Bureau of Investigation.

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

Murray H. Gross, Director. Mr. Gross was appointed as a member of our board of directors on April 30, 2015. Mr. Gross is also Chairman of the Board. Prior to joining the Board, Mr. Gross was Chairman, CEO, and President of US Home Systems (NASDAQ: USHS) from its inception in 1997 through 2012. The Company grew to $180 million in sales when it was acquired by The Home Depot (NYSE: HD) in October 2012 for nearly $100 million. Prior to founding USHS, Gross was the President and COO of Facelifters Home Systems from 1987 – 1996 when it was acquired by AMRE (NYSE: AMM) for $44 million. Mr. Gross began his entrepreneurial pursuits when he co-founded Pennsylvania-based Busy Beavers Remodelers. This Company was sold to its partner, Busy Beavers Home Centers, and both companies were acquired in 1972 by Cyclops Corporation, then number 240 on the Fortune 500 list.

Sophie Pibouin, Director. Ms. Pibouin was appointed as a member of our board of directors on March 20, 2015. Prior to joining the Board, Ms. Pibouin served as Chief Operating Officer, from 2012 to 2014, for SDL, PLC, a global provider of customer experience management software and solutions, having previously worked as a General Manager from 2010 to 2012. From 2006 to 2009, she served as Chief Operating Officer at Chronicle Solutions, Inc., a security software company. From 1990 to 2004, she worked for CA, Inc. (formerly Computer Associates), in a variety of positions including ultimately as Senior Vice President/GM for the Mid-Atlantic Region. She graduated with Honors as a Bachelor in International Commerce from the University of Flaubert in Rouen, France.

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

The ability of the Company to continue as a going concern is dependent on our ability to raise sufficient capital and further implement our business plan. For the years ended December 31, 2015 and 2014, we had a net loss of $3,921,428 and $1,648,641, respectively. The Company has an accumulated deficit of $13,378,439 as of December 31, 2015. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our current Independent Registered Public Accounting Firm’s reports on our financial statements for the years ended December 31, 2015 and 2014, contained explanatory paragraphs indicating that there was substantial doubt as to the Company’s ability to continue as a going concern. Our going concern qualification is expected to significantly affect our ability to raise capital and have a meaningful negative effect on the cost of capital, if we are able to raise any capital at all.   If we are unable to raise capital, we will not be able to continue operations.

Material weaknesses in our internal controls over financial reporting or our failure to remediate such material weaknesses could result in a material misstatement in our financial statements not being prevented or detected and could affect investor confidence in the accuracy and completeness of our financial statements, as well as our common stock price.

We have identified a material weakness in our disclosure controls and procedures. We currently do not have technical accounting knowledge, and training in the application of GAAP commensurate with our complexity and our financial accounting. Accordingly, we have concluded that our internal control over financial reporting was not effective as of December 31, 2015. Weaknesses in our disclosure controls and procedures could result in material misstatements in our financial statements not being prevented or detected. We may experience difficulties or delays in completing remediation or may not be able to successfully remediate material weaknesses at all. Any material weakness or unsuccessful remediation could affect our ability to file periodic reports on a timely basis and investor confidence in the accuracy and completeness of our financial statements, which in turn could harm our business and have an adverse effect on our stock price and our ability to raise additional funds.

Our cash reserves are sufficient, but we may require additional capital to fund our future activities.   We may not be able to ensure the survival of the business if we fail to raise additional capital on satisfactory terms and in sufficient amounts when the needs arrive.

As of December 31, 2015, we had cash of $1,117,118. Our cash requirements are insufficient by approximately $70,000 per month. We expect that through the next 10-16 months, the capital requirements to fund our growth, service existing debt obligations, and cover the operating costs as a public company will consume substantially all of the cash flows that we currently generate from operations. We will be required to meet our needs from increased internally generated cash flows, debt financings and equity financings.   We are dependent on our ability to obtain financing to continue operations and to implement our business plan. Based on our current operating plan, we will need to obtain debt or additional equity financing in the foreseeable future. The type, timing and terms of the additional financing we may select will depend on, among other things, our cash needs, the availability of other financing sources and prevailing conditions in the financial markets. Any financing would be dilutive to our stockholders. There can be no assurance that any of these sources will be available to us at any time.   Even if additional capital is available, we may not be able to obtain debt or equity financing on terms favorable to us. If cash generated by operations is not sufficient to meet our capital requirements, the failure to obtain additional financing could result in a reduction or curtailment of our operations.

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

Our overall performance depends in part on economic conditions. The United States and world economies continue to suffer from uncertainty, volatility, disruption, and other adverse conditions, and those conditions continue to adversely impact the business community and financial markets. There is no assurance that economic and business conditions will not be adverse in the future. Moreover, any instability in the global economy affects countries, including the United States, with varying levels of severity, which makes the impact on our business complex and unpredictable. During adverse economic conditions, many customers may delay or reduce technology purchases. Contract negotiations may become more protracted, or conditions could result in reductions in sales of our products, longer sales cycles, pressure on our margins, difficulties in collection of accounts receivable or delayed payments, increased default risks associated with our accounts receivable, slower adoption of new technologies, and increased price competition. Potential price inflation in the United States may increase the cost we incur to provide our solutions and may reduce profit margins on agreements that govern our provision of products or services to customers over a multi-year period. In addition, any deterioration of the United States and global credit markets could adversely impact our ability to complete sales of our products and services, including maintenance and support renewals. Any of these prolonged events, as well as a general weakening of, or declining corporate confidence in, the United States and global economy, or a curtailment in government or corporate spending could delay or decrease customer purchases, and adversely affect our business, financial condition, and results of operations.

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

Our revenues have been unstable, which creates difficulty in generating forecasts and managing profitability, and may hinder investment.

Our revenues have been unstable. Accordingly, it is difficult for us to manage and forecast our gross profit and our earnings. These conditions may adversely impact our future financial performance and may hinder our ability to attract investors.

The length of our sales cycle can fluctuate significantly, resulting in significant fluctuations in revenue recognition.

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

We rely on close cooperation with our reseller and channel partners for sales and product development as well as for the optimization of opportunities that arise in our competitive environment. In particular, the success of our recently announced reseller program, IntelliCloud TM, is entirely dependent upon our relationships with resellers of multi-functional devices, which are currently being purchased by current and potential customers in our target markets.   Our success will depend, in part, upon our ability to maintain access to existing channels of distribution and to gain access to new channels if and when they develop. We may not be able to retain a sufficient number of our existing partners or develop a sufficient number of future partners. We are unable to predict the extent to which our partners will be successful in marketing and licensing our products. A reduction in partner cooperation or sales efforts, or a decline in the number of channels, could materially reduce revenues.

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

Revenues from a limited number of customers have accounted for a substantial percentage of our total revenues.   Our two largest clients account for approximately 10% and 5%, respectively, of our revenues for the year ending December 31, 2015. For the years ended December 31, 2015 and 2014, government contracts represented approximately 42% and 50% of our net revenues, respectively. For the twelve months ended December 31, 2015 and 2014, the most significant of these government contracts, represented approximately 5% and 5%, respectively, of our net revenues. Due to their dependence on state, local and federal budgets, government contracts carry short terms, typically less than 18 months. The loss of a meaningful percentage of government contracts could materially affect our business and operating results

Our investment in our current research and development efforts may not provide a sufficient, timely return.

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

Any claim that we infringe on a third party’s intellectual property could materially increase costs and materially harm our ability to generate future revenues and profits.

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

A significant portion of our revenues comes from contracts with the U.S. government, state and local governments, and their respective agencies, which may terminate most of these contracts at any time, without cause. The percentage of revenue from governmental contracts as a percentage of total revenue for the periods ended December 31, 2015 and December 31, 2014 were 42% percent and 50% percent, respectively.   At this time, governments and their agencies are operating under increased pressure to reduce spending. Any federal government contracts are subject to the approval of appropriations being made by the U.S. Congress to fund the expenditures under those contracts. Similarly, any contracts at the state and local levels are subject to government funding authorizations. Additionally, government contracts are generally subject to audits and investigations that could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions, or debarment from future government business.

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

The Sarbanes-Oxley Act and new rules subsequently implemented by the Commission have required changes in corporate governance practices of public companies. As a public company, we expect these new rules and regulations to continue to keep our compliance costs high in 2016 and beyond, and to make certain activities more time-consuming and costly. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

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

Risks Relating to Our Common Stock

Shares of our common stock that have not been registered under the Securities Act, regardless of whether such shares are restricted or unrestricted, are subject to resale restrictions imposed by Rule 144, including those set forth in Rule 144.

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

The officers, directors, and key employees of Intellinetics hold approximately 27% of the beneficial ownership of our outstanding common stock. As a result, the management and key employees of Intellinetics have a significant portion of the voting power over all matters requiring stockholder approval, including the election of our directors and approval of significant corporate transactions. This concentration of ownership in the management and key employees of Intellinetics may also have the effect of delaying or preventing a change in control of the Company that may be otherwise viewed as beneficial by stockholders other than Intellinetics’ management.

Our shares are quoted on the OTC Bulletin Board/OTC Pink and are subject to a high degree of volatility and liquidity risk.

Our common stock is currently quoted on the OTC Bulletin Board and OTC Pink.   As such, we believe our stock price to be more volatile and the share liquidity characteristics to be of higher risk than if we were listed on one of the national exchanges. Also, if our stock were no longer quoted on the OTCBB/OTCPink, the ability to trade our stock would become even more limited and investors might not be able to sell their shares. Consequently, investors must be prepared to bear the economic risk of holding the securities for an indefinite period of time.

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

As part of offerings of equity in 2013 and 2015, the Company has issued warrants to purchase a total of 5,509,176 shares of common stock. The warrants have a cashless exercise feature giving the holders the option of not paying cash to exercise the warrants but gives the holder the right to surrender a portion of the warrants to the Company as full payment of the exercise price and receive shares equal to the difference between the exercise price and the price of the shares at the time of exercise. The Company would not receive any proceeds from the exercise of warrants issued to the holder, causing dilution to existing stockholders with no corresponding influx of capital. This may affect our ability to raise additional equity capital.

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

Market Information

Our common stock is available for quotation on the Over-the-Counter Bulletin Board under the symbol “INLX.”

The quarterly high and low closing prices of our common stock, as reported by the Over-the-Counter Bulletin Board are as follows:

Common Stock

Quarter Ended	High	Low

December 31, 2015	$0.90	$0.90
September 30, 2015	$0.75	$0.75
June 30, 2015	$0.57	$0.57
March 31, 2015	$0.48	$0.48
December 31, 2014	$0.30	$0.18
September 31, 2014	$0.70	$0.15
June 30, 2014	$0.66	$0.44
March 31, 2014	$0.81	$0.29

Holders

As of March 23, 2015 we had 126 stockholders of record. Such number of record stockholders does not include additional stockholders whose shares are held in street or nominee name by banks, brokerage firms, and other institutions on their behalf.

Dividends

We do not anticipate paying dividends on our common stock in the foreseeable future.

Unregistered Securities Issuances in Fiscal Year 2015

All unregistered securities issued in fiscal year 2015 have been previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Shares Issued and Outstanding and Shares Reserved for Exercise of Warrants, Stock Options, and the 2015 Intellinetics Equity Incentive Plan

As of March 23, 2016, the Company has 16,794,992 shares of common stock issued and outstanding; and 7,439,733 shares reserved for issuance upon the exercise of outstanding warrants, outstanding stock options, and shares reserved for the 2015 Intellinetics Inc. Equity Incentive Plan.

Issuer Purchase of Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial conditions and results of operations of the Company for the fiscal years ended December 31, 2015, and 2014 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Form 10-K. References in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “the Company,” “us,” “we,” “our,” and similar terms refer to Intellinetics, Inc., a Nevada corporation (“Intellinetics”), and its sole operating subsidiary, Intellinetics, Inc., an Ohio corporation (“Intellinetics Ohio”), unless we state otherwise or the context indicates otherwise.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition accrued expenses, financing operations, contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carry value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this report for the year ended December 31, 2015.

Recent Developments

Issuance of Stock Options

On January 1, 2016, the Company granted employees stock options to purchase 250,000 shares of common stock of the Company at an exercise price of $0.90 per share, in accordance with the 2015 Intellinetics Inc. Equity Incentive Plan, with vesting continuing until 2019. The total fair value of $196,250 for these stock options will be recognized by the Company over the applicable vesting period.

On February 10, 2016, the Company granted employees stock options to purchase 210,000 shares of common stock of the Company at an exercise price of $0.96 per share, in accordance with the 2015 Intellinetics Inc. Equity Incentive Plan, with vesting continuing until 2019. The total fair value of $174,748 for these stock options will be recognized by the Company over the applicable vesting period.

Issuance of Stock

On January 2, 2016 the Company issued 69,433 new shares of restricted common stock to directors of the Company in accordance with the 2015 Intellinetics Equity Incentive Plan. The Company recorded stock compensation of $62,500 on January 2, 2016.

Conversion of Convertible Notes

On January 6, 2016, convertible promissory note holders converted $135,000 of convertible notes and $35,038 of accrued interest in exchange for 303,639 shares of Company stock and 141,698 of note holder warrants. For more information, see the Note 15 to the Consolidated Financial Statements, titled “Subsequent Events” in Part II, Item 8, Financial Statements and Supplementary Data.

Sale of Securities

On January 25, 2016, the Company sold 506,599 units for $607,919, consisting of two shares of common stock, par value $0.001 per share, and a warrant to purchase common stock to qualified accredited investors, as part of a private placement offering commenced in December 2015. For more information, see the Note 15 to the Consolidated Financial Statements, titled “Subsequent Events” in Part II, Item 8, Financial Statements and Supplementary Data.

Exercise of Contingent Warrants

On February 15, 2016, A. Michael Chretien, an officer of the Company, exercised stock warrants issued on February 15, 2013 in exchange for 500,000 of common stock at $0.007 per share, for an aggregate amount of $3,500. For more information, see the Note 15 to the Consolidated Financial Statements, titled “Subsequent Events” in Part II, Item 8, Financial Statements and Supplementary Data.

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

To date, most of our software customers install our software onto computers at their location (premises-based). In time, the Company anticipates that the provision of “cloud” application services, or software as a service (SaaS), will become a more significant part of its software sales business. We anticipate that cloud-based services will become the principal part of our software sales business and a primary source of revenues for us, because this model allows customers to avoid significant upfront costs for hardware and installation services required for a premises-based delivery. That said, we are just beginning to see our customers migrate to such cloud-based services. Our revenues from cloud-based delivery of our software, as a percentage of total revenue for the period ended December 31, 2015 and December 31, 2014, were 12% and 13% respectively.

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

Interest, Net

Interest, net, consists primarily of interest expense associated with our notes payable. See Results of Operations – Interest Expense, Net, for additional information.

How We Evaluate our Business Performance and Opportunities

Major Quantitative and Qualitative Factors we Consider in the Evaluation of our Business

The major qualitative and quantitative factors we consider in the evaluation of our operating results include the following:

·	Our current strategy is to focus upon cloud-based delivery of our software products through channel partners. Historically, our revenues have mostly resulted from premise-based software licensing revenue and professional services revenue. Our observation of industry trends leads us to anticipate that cloud-based delivery will become our principal software business and a primary source of revenues for us, but we are just beginning to see our customers migrate to cloud-based services. Accordingly, when we evaluate our results, we assess whether our cloud-based software revenues are increasing, relative to prior periods and relative to other sources of revenue. Additionally, we assess whether our sales resulting from relationships with channel partners are increasing, relative to prior periods and relative to direct sales to customers. Finally, we consider the number of channel partners with which we have a contract or other relationship to be an indicator of our performance and future results.

·	Our customer engagements often involve the development and licensing of customer-specific software solutions and related consulting and software maintenance services. When analyzing whether to undertake a particular customer engagement, we often consider all of the following factors as part of our overall strategy to grow the business: (i) the profit margins the project may yield, (ii) whether the project will allow us to enter a new geographic market, (iii) whether the project would enable us to demonstrate our capabilities to large national resellers, or (iv) whether the project would help to develop new product and service features that we could integrate into our suite of products, resulting in an overall product portfolio that better aligns with the needs of our target customers. As a result of this pipeline analysis, we may take on projects with a lower project margin if we determine that the project is valuable to our business for the other reasons discussed.

·	Our sales cycle is long, sometimes lasting 18-24 months. Even when a project begins, we often perform pre-installation assessment, project scoping, and implementation consulting. Our revenue and profit in any particular period is significantly influenced by sales efforts and preliminary project work conducted in prior periods but not completed and recognized until the current period. Therefore, when we plan our business and evaluate our results, we consider the revenue we expect to recognize from projects in our late-stage pipeline.

·	Our research and development efforts and expenses to create new software products are critical to our success. When developing new products or product enhancements, our developers collaborate with our own employees across a wide variety of job functions. We also gather in-depth feedback from our customers and channel partners. We evaluate new products and services to determine their likelihood of market success and their potential profitability.

·	We monitor our costs and capital needs to ensure efficiency as well as an adequate level of support for our business plan.

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

Due to all these factors and the other risks discussed in “Item 1.A Risk Factors” of this report, our results of operations should not be relied upon as an indication of our future performance.   A comparison of our operating results with prior periods is not necessarily meaningful or indicative of future performance.

Results of Operations

Overview - Fiscal 2015 Compared to Fiscal 2014

We reported net losses of $3,921,428 and $1,648,641 for the twelve months ended December 31, 2015, and 2014, respectively, representing an increase in net loss of $2,272,787 or 137%. We reported gross profit of $1,854,750 and $1,184,847 for the twelve months ended December 31, 2015, and 2014, respectively, representing an increase in gross profit of $669,903 or 57%. We reported operating expenses of $3,410,560 and $2,582,732 for the twelve months ended December 31, 2015, and 2014, respectively, representing an increase in operating expenses of $827,828. The increase in operating expenses year-over-year was principally related to legal and professional fees relating to the private placement of common stock, warrants sold and conversion of convertible notes through December 31, 2015; and share-based compensation granted to directors of the Company.

Revenues

We reported total revenues of $2,336,991 and $1,485,873 for the twelve months ended December 31, 2015, and 2014, respectively, representing an increase of $851,118 or 57%. The increase in total revenues year-over-year is attributable to several factors as described below.

Sale of Software

Revenues from the sale of software principally consist of sales of additional or upgraded software licenses and applications to existing customers and sales of software to our resellers. These software revenues were $601,141 and $223,276, for the twelve months ended December 31, 2015, and 2014, respectively, representing an increase of $377,865, or 169%. The increase year-over-year in sales was due to our efforts to develop and expand our channel partner reseller organization.

Sale of Software as a Service

For those customers that wish to avoid the upfront costs of typical premises-based software installations, we provide access to our software solutions as a service, accessible through the internet. Our customers typically enter into our software as a service agreement for periods in excess of one year. Under these agreements, we generally provide access to the applicable software, data storage and related customer assistance and support. Our software as a service revenue were $281,899 and $189,945, for the twelve months ended December 31, 2015, and 2014, respectively, representing an increase of $91,954 or 48%. The increase in revenue year-over-year was primarily the result of new customers and relationships with channel partners.

Sale of Software Maintenance Services

Software maintenance services revenues consist of fees for post contract customer support services provided to license holders. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. A substantial portion of these revenues were generated from customers to whom we sold software in prior years who have continued to renew their maintenance agreements. The support and maintenance agreements typically have a term of 12 months. Our software maintenance support revenue was $941,531 and $865,743, for the twelve months ended December 31, 2015, and 2014, respectively, representing an increase of $75,788, or 9%. The increase in revenue year-over-year was primarily the result of new accounts that we have gained through our growing sales channel partner network and renewals of existing maintenance agreements.

Sales of Professional Services

Professional services revenues consist of revenues from consulting, discovery, training, and advisory services to assist customers with document management needs. These revenues include those arrangements where we do not sell software license as an element of the overall arrangement. Professional services revenues were $382,717 and $144,809, for the twelve months ended December 31, 2015 and 2014, respectively, representing an increase of $237,908 or 164%. The increase in revenue was primarily resulted from consulting contracts that were recognized in 2015.

Sale of Third Party Services

Third party services consist of third party vendor software, hardware and/or services purchases as requested by our customers in as need in conjunction with Intellinetics core software or services. Third party services revenues were $129,703 and $62,100, respectively, for the twelve months ended December 31, 2015 and 2014 respectively, representing an increase of $67,603 or 109%.

Costs of Revenue

The cost of revenues during the twelve months ended December 31, 2015, and 2014 were $482,241 and $301,026, respectively, representing an increase of $181,205, or 60%. The increase in cost of revenue year-over-year is primarily the result of an increase in premise software revenue and professional services revenue in 2015 that had entailed customized features, enhancements and integration, which increased the amount of labor to meet the outlined specifications of the clients.

Gross Margins

Overall gross margin for the twelve months ended December 31, 2015, and 2014 were 79% and 80%, respectively, representing a decrease of 1%. The decrease in gross margin year-over-year is primarily as result of an increase of costs associated with software costs in the sale of software and professional services revenues as discussed in Costs of Revenue above.

Cost of Software Revenues

Cost of software revenues consists primarily of third-party software licenses that are sold in connection with our core software applications and labor costs of our software engineers and implementation consultants. Cost of software revenues was $125,108 and $55,677 for the twelve months ended December 31, 2015, and 2014, respectively, representing an increase of $69,431 or 125%. Gross margin for this product category increased to 79% for the twelve months ended December 31, 2015 from 75% for the twelve months ended December 31, 2014. In 2014, we had software revenues with significant software engineering labor costs in applying the applications and implementing our software on new premise clients. In 2015, our software revenues contained less software engineering costs, since our clients had less customization than in 2014.

Cost of Software as a Service

Cost of software as a service consists primarily of technical support personnel and related costs. Cost of software as a service was $55,690 for the twelve months ended December 31, 2015, as compared to $30,421 for the twelve months ended December 31, 2014, representing an increase of $25,269, or 83%. The increase was from an increase in technical support personnel added as our software as a service revenues increase.

Gross margins for this product category were 80% and 84% for the twelve months ended December 31, 2015, and 2014.

Cost of Software Maintenance Services

Cost of software maintenance services consists primarily of technical support personnel and related costs. Cost of software maintenance services for the twelve months ended December 31, 2015 was $128,597 compared to $124,811 for the twelve months ended December 31, 2014.

Gross margins in this product category were 86% and 86% for the twelve months ended December 31, 2015, and 2014, respectively.

Cost of Professional Services

Cost of professional services consists primarily of the compensation of our software engineers and implementation consultants and related third-party costs. Cost of consulting services was $100,768 for the twelve months ended December 31, 2015, as compared to $38,857 for the twelve months ended December 31, 2014, representing an increase of $61,911 or 159%. The increase year-over-year resulted primarily from more professional services in 2015, which increased labor costs.

Gross margins in this product category were 74% and 73% for the twelve months ended December 31, 2015, and 2014, respectively. Gross margins related to consulting services are typically lower and may vary widely, depending upon the nature of the consulting project and the amount of labor it takes to complete a project.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $2,607,643 during the twelve months ended December 31, 2015 as compared to $1,753,504 during the twelve months ended December 31, 2014, representing an increase of $854,139 or 49%. The increase year-over-year was primarily due to the increase in attorney fees and other professional fees, including cash commissions paid to the placement agent in 2015 for the sale of common stock and the conversion of convertible stock, the fair value of stock warrants issued as commissions to the placement agent, and the stock-based compensation to directors.

Sales and Marketing Expenses

Sales and marketing expenses decreased to $791,291 during the twelve months ended December 31, 2015 as compared to $804,916 during the twelve months ended December 31, 2014, representing a decrease of $13,625 or 2%. The decrease year-over-year was primarily related to our increased emphasis on utilizing our channel partners in selling activities, which decreased our sales and marketing team travel expenses.

Depreciation

Depreciation was $11,626 for the twelve months ended December 31, 2015, as compared to $24,312 for the twelve months ended December 31, 2014, representing a decrease of $12,686 or approximately 52%. The decrease year-over-year was the result of certain assets becoming fully amortized.

Interest Expense, Net

Interest expense, net, was $2,365,618 during the twelve months ended December 31, 2015 as compared to $250,756 during the twelve months ended December 31, 2014, representing an increase of $2,114,862 or 843%. The increase year-over-year resulted primarily from an increase in the average debt balance outstanding during the twelve months ended December 31, 2015 and the fair value of stock warrants issued in the conversion of convertible stock. Approximately $2,033,868 in convertible notes and $428,779 in accrued interest associated with the notes were converted to equity on December 31, 2015.

Liquidity and Capital Resources

We have financed our operations primarily through a combination of cash on hand, cash generated from operations, borrowings from third parties and related parties, and proceeds from private sales of equity. As of December 31, 2015, our major liquidity indicators are:

•	Cash $ 1,117,118;
•	Working Capital Deficiency $ (793,780); and
•	Through December 31, 2015 we have incurred cumulative net losses since inception of $13,378,439.

From our inception, we have generated revenues from the sales and implementation of our internally generated software applications.   Our plan is to increase our sales and market share by developing an expanded network of resellers through which we expect to sell our expanded software product portfolio. We expect that this marketing initiative will require us to develop an expanded sales force and enhance our product marketing efforts, all of which will require additional capital. Although management believes that we may have access to additional capital resources, there are currently no commitments in place for new financing, and there is no assurance that we will be able to obtain funds on commercially acceptable terms, if at all.

During the fiscal year ended December 31, 2015, we raised $582,000 in net new funds through the issuance of convertible notes. The proceeds from these notes were used primarily to fund our working capital needs and general corporate purposes, including without limitation, debt reduction. On December 29 and 31, 2015, the Company entered into a securities purchase agreements with certain accredited investors for a private placement of common stock with attached warrants for gross proceeds of $1,392,080 (the “December Offering”). Subsequent to December 31, 2015, the Company closed the offering with an additional $607,919 in gross proceeds for the issuance of common stock with attached warrants. The December Offering raised a total of $1,999,999 in the sale of these unregistered securities.

The Company expects that through the next 12 months the capital requirements to fund the Company’s growth and to cover the operating costs as a public company will consume substantially all the cash flows that it intends to generate from its operations, in addition to the proceeds from the issuances of debt and equity securities. The Company further believes that during this period, while the Company is focusing on the growth and expansion of its business, the gross profit that it expects to generate from operations may not generate sufficient funds to cover these anticipated operating costs. Our cash requirements are insufficient by approximately $70,000 per month. Assuming over the next 9 to 12 months, we do not increase our cash flow generated from operations or invest in additional assets or expenses required for growth, we should have sufficient funds for planned operations and service for existing current debt obligations.

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

Liquidity and Capital Resource - Equity Capital Resources

Shares Issued and Outstanding and Shares Reserved for Exercise of Warrants, Stock Options, and the 2015 Intellinetics Equity Incentive Plan

As of March 23, 2016, the Company has 16,794,992 shares of common stock issued and outstanding; and 7,439,733 shares reserved for issuance upon the exercise of outstanding warrants, stock options, and the 2015 Intellinetics Equity Incentive Plan.

Our shares are available for quotation on the Over-the-Counter Bulletin Board and OTC Pink, and we believe this is important for raising capital to finance our growth plan. We intend to deploy any future capital we may raise to expand our sales and marketing capabilities, develop ancillary software products, enhance our internal infrastructure, support the accounting, auditing and legal costs of operating as a public company, and provide working capital.

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

On December 31, 2014, Intellinetics Ohio and Jackie M. Chretien, who is related to the Chairman and Secretary of the Company, and who is also related to the President, CEO, and director of the Company extended their original promissory note, with a maturity of January 1, 2015, by a Promissory Note Extension Agreement, with the maturity date of January 1, 2016 without changing any other terms of that promissory note. On January 1, 2016, the Company paid in full the principal and interest of this promissory note. See Subsequent Events footnote.

On December 31, 2014, Intellinetics and A. Michael Chretien, who is the Secretary and Chairman of the Company, extended a promissory note with a maturity date of January 1, 2015, into a promissory note maturity of January 1, 2016. Without changing any other terms of that promissory note. On January 1, 2016, the Company paid in full the principal and interest of this promissory note. See Subsequent Events, Note 15 to the Consolidated Financial Statements.

Issuance of Convertible Notes.

Throughout 2015, 2014 and 2013, the Company issued new convertible promissory notes as a source of debt liquidity to certain related and unrelated accredited investors. The total principal balance of such notes issued throughout 2015, 2014, and 2013 was $582,000, $1,225,000 and $361,868, respectively. The notes were convertible by the note investors into shares of common stock of the Company, par value $0.001 per share, at various conversion rates ranging from $0.30 to $0.56 per share. The annual rate of interest on such notes ranged from 6% to 12%, with most of the notes maturing on December 31, 2015. On December 31, 2015, the note investors converted $2,033,868 of principal and $428,779 of accrued interest in common stock with attached warrants. Subsequent to December 31, 2015, note investors converted $135,000 of principal and $35,038 of accrued interest in common stock with attached warrants. As of March 15, 2016 there are no convertible promissory notes outstanding. For more information, please see Note 8 to the Consolidated Financial Statements, titled Notes Payable-Related Parties and the Subsequent Events Note 15 to the Consolidated Financial Statements.

Summary of Current Outstanding Indebtedness

The Company’s outstanding indebtedness at December 31, 2015 is as follows:

•	Promissory note held by Ohio State Development Authority, dated July 17, 2009, with an original principal balance of $1,012,500, and current principal balance of $493,373.

•	Promissory note held by Ohio State Development Authority, dated July 3, 2011, with an original principal balance of $750,000, and current principal balance of $559,661.

•	Promissory note held by Jackie Chretien, dated March 2, 2009, with an original principal balance of $80,000, current principal balance of $15,000, and accrued interest of $4,403.

•	Promissory note held by A. Michael Chretien, dated December 29, 2001, with an original principal balance of $55,167, current principal balance of $40,415, and accrued interest of $7,053.

•	Promissory note held by Ramon Shealy, dated December 31, 2014, with a principal balance of $193,453, current principal balance of $164,799, and accrued interest of $1,396.

•

Convertible note held by two accredited investors, dated between June 24, 2014 and July 7, 2014, with an aggregate original principal balance of $ 135,000, current principal balance of $135,000, and accrued interest of $34,802.

Subsequent to December 31, 2015, the promissory notes of Jackie Chretien and A. Michael Chretien and the convertible notes held by two accredited investors, including all principal and accrued interest, have been paid or converted in full. See Subsequent Events Note 15 to the Consolidated Financial Statements.

There were no material commitments for capital expenditures at December 31, 2015.

Cash Flows

Operating Activities

Net cash used in operating activities for the twelve months ended December 31, 2015, and 2014 was $619,983 and $1,040,231, respectively. During the twelve months ended December 31, 2015, the net cash used in operating activities was primarily attributable to the net loss adjusted for non- cash expenses of $2,760,585, a decrease in operating assets of $145,591 and an increase in operating liabilities of $686,451. During the twelve months ended December 31, 2014, the net cash used in operating activities was primarily attributable to the net loss adjusted for non- cash expenses of $286,137, a decrease in operating assets of $4,932 and an increase in operating liabilities of $327,205.

Investing Activities

Net cash (provided) or used in investing activities for the twelve months ended December 31, 2015, and 2014 amounted to $5,558 and $(4,477), respectively, and was related to the purchase and (disposal) of or purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the twelve months ended December 31, 2015 amounted to $1,558,578. New borrowings of $582,000 were partially offset by $233,055 of notes payable repayments, of which $28,654 was repaid to related parties. The sale of common stock resulted in $1,209,633 in net cash during 2015.

Net cash provided by financing activities for the twelve months ended December 31, 2014 was $959,275. The net cash provided by financing activities resulted primarily from new borrowings of $1,225,000, of which $1,180,000 was borrowed from related parties, offset by $265,725 in repayments of which $17,500 was repaid to related parties.

Critical Accounting Policies and Estimates

Liquidity, Going Concern and Management’s Plans

We have incurred substantial recurring losses since our inception. The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. During the years 2012 through 2015 we raised a total of $7,603,157 through issuance of debt and equity securities.   We are also in the process of exploring strategies to increase our existing revenues. We believe we will be successful in these efforts; however, there can be no assurance we will be successful in raising additional debt or equity financing or finding any other financing source to fund our operations on terms agreeable to us.

On December 11, 2015, the Company commenced a private placement of equity and warrants (the “December Offering”), to accredited investors for the sale of 1,666,666 units, each unit consisting of two shares of common stock and a warrant to purchase one share of common stock, for the purchase price of $1.20 per unit. The Offering was open through December 31, 2015 and was extended at the election of the Company until January 31, 2016. Through December 31, the Company sold 1,160,067 units (2,320,134 common shares with 1,160,067 warrants), for gross proceeds of $1,392,080. Simultaneously with this December Offering, the Company also offered existing convertible noteholders the ability to convert into common stock any outstanding convertible notes issued by the Company, plus accrued interest, at each note’s conversion price. In addition, upon such conversion, the noteholders received noteholder warrants on the same terms as investors in the December Offering. During the period ending December 31, 2015, the Company converted $2,462,647 of convertible securities, which included $2,033,868 of principal and $428,779 of accrued interest.

Subsequent to December 31, 2015, on January 6, 2016, the Company converted two convertible promissory notes in a maximum aggregate principal amount of $135,000 with accrued interest of $35,038 into common stock, as part of an Offering offered on December 11, 2015.

On January 25, 2016, the Company completed the December Offering and raised an additional $607,919 through the sale of common stock and warrants. For more information, see Note 15 to the Consolidated Financial Statements, titled “Subsequent Events” in Part II, Item 8, Financial Statements and Supplementary Data.

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

The accounting guidelines require that the software license revenue to be recognized together with the professional services based on contract accounting using either the percentage-of-completion or completed-contract method. The Company recognizes revenue for these contracts on a percentage-of-completion basis, measured by the percentage of labor hours incurred to date to estimated total labor hours for each contract, or on a completed contract basis when dependable estimates are not available. Prior to the second quarter ended June 30, 2015, the Company had recognized these contracts exclusively on the completed-contract basis. With improvements in internal processes the Company now has the ability to make more dependable estimates.

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

(1) Financial Statements.

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2015, and 2014

Statements of Operations For the Years Ended December 31, 2015, and 2014

Statements of Stockholders’ Equity For the Years Ended December 31, 2015, and 2014

Statements of Cash Flows For the Years Ended December 31, 2015, and 2014

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Intellinetics, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Intellinetics, Inc. and Subsidiary (collectively, the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intellinetics, Inc. and Subsidiary at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBQ Partners LLC

Columbus, Ohio

March 28, 2016

Part I Financial Information

Item 1. Financial Statements

INTELLINETICS, INC. and SUBSIDIARY

Consolidated Balance Sheets

	December 31,	December 31,
	2015	2014
ASSETS

Current assets:
Cash	$1,117,118	$184,081
Accounts receivable, net	217,028	99,061
Prepaid expenses and other current assets	46,521	45,668

Total current assets	1,380,667	328,810

Property and equipment, net	22,603	28,671
Other assets	14,540	27,809

Total assets	$1,417,810	$385,290

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$826,864	$633,053
Deferred revenues	638,193	563,998
Deferred compensation	215,012	215,012
Notes payable - current	401,573	1,071,708
Notes payable - related party - current	92,805	1,234,871
Total current liabilities	2,174,447	3,718,642

Long-term liabilities:
Notes payable - net of current portion	786,461	544,322
Notes payable - related party	127,409	216,772
Deferred interest expense	136,078	103,242
Other long-term liabilities - related parties	12,852	56,021

Total long-term liabilities	1,062,800	920,357

Total liabilities	3,237,247	4,638,999

Stockholders' deficit:
Common stock, $0.001 par value, 50,000,000 shares authorized; 14,908,439 and 7,123,089 shares issued and outstanding at December 31, 2015 and 2014, respectively	21,909	14,124
Additional paid-in capital	11,537,093	5,189,178
Accumulated deficit	(13,378,439)	(9,457,011)
Total stockholders' deficit	(1,819,437)	(4,253,709)
Total liabilities and stockholders' deficit	$1,417,810	$385,290

See notes to these consolidated financial statements.

INTELLINETICS, INC. and SUBSIDIARY

Consolidated Statements of Operations

	For the Year Ended December 31,
	2015	2014

Revenues:
Sale of software	$601,141	$223,276
Software as a service	281,899	189,945
Software maintenance services	941,531	865,743
Professional services	382,717	144,809
Third Party services	129,703	62,100

Total revenues	2,336,991	1,485,873

Cost of revenues:
Sale of software	125,108	55,677
Software as a service	55,690	30,421
Software maintenance services	128,597	124,811
Professional services	100,768	38,857
Third Party services	72,078	51,260

Total cost of revenues	482,241	301,026

Gross profit	1,854,750	1,184,847

Operating expenses:
General and administrative	2,607,643	1,753,504
Sales and marketing	791,291	804,916
Depreciation	11,626	24,312

Total operating expenses	3,410,560	2,582,732

Loss from operations	(1,555,810)	(1,397,885)

Other income (expense)
Interest expense, net	(2,365,618)	(250,756)

Total other income (expense)	(2,365,618)	(250,756)

Net loss	$(3,921,428)	$(1,648,641)

Basic and diluted net loss per share:	$(0.55)	$(0.24)

Weighted average number of common shares outstanding - basic and diluted	7,152,276	6,856,928

See notes to these consolidated financial statements.

INTELLINETICS, INC. and SUBSIDIARY

Consolidated Statement of Stockholders' Deficit

For the Twelve Months Ended December 31. 2015 and 2014

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2014	6,765,945	$13,767	$4,953,410	$(7,808,370)	($2,841,193)

Stocks issued for services	357,144	357	199,643	-	200,000

Beneficial conversion of convertible notes	-	-	36,125	-	36,125

Net Loss	-	-	-	(1,648,641)	(1,648,641)

Balance, December 31, 2014	7,123,089	14,124	5,189,178	(9,457,011)	(4,253,709)

Beneficial Conversion of convertible notes	-	-	170,091	-	170,091.00

Stock Option compensation	-	-	430,000	-	430,000

Sale of Stock	2,320,134	2,320	1,207,313	-	1,209,633

Convertible Securities exercised	5,465,216	5,465	2,457,183	-	2,462,648

Note conversion Warrant Expense	-	-	2,083,328	-	2,083,328

Net loss	-	-	-	(3,921,428)	(3,921,428)

Balance, December 31, 2015	14,908,439	$21,909	$11,537,093	$(13,378,439)	$(1,819,437)

See notes to these consolidated financial statements.

INTELLINETICS, INC. and SUBSIDIARY

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(3,921,428)	$(1,648,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,626	24,312
Bad debt expense	26,771	43,516
Amortization of deferred financing costs	13,269	11,917
Amortization of beneficial conversion option	195,591	10,626
Gain on disposal of property and equipment	-	(4,234)
Stock issued for services	-	200,000
Stock options compensation	430,000	-
Note conversion warrant expense	2,083,328	-
Changes in operating assets and liabilities:
Accounts receivable	(144,738)	1,494
Prepaid expenses and other current assets	(853)	(6,426)
Accounts payable and accrued expenses	256,104	114,983
Other long-term liabilities - related parties	323,315	111,352
Deferred interest expense	32,837	19,300
Deferred revenues	74,195	81,570
Total adjustments	3,301,445	608,410
Net cash used in operating activities	(619,983)	(1,040,231)

Cash flows from investing activities:
Proceeds for property and equipment	-	9,060
Purchases of property and equipment	(5,558)	(4,583)
Net cash (used in) provided by investing activities	(5,558)	4,477

Cash flows from financing activities:
Proceeds from notes payable	-	45,000
Proceeds from notes payable - related parties	582,000	1,180,000
Repayment of notes payable	(204,401)	(248,225)
Repayment of notes payable - related parties	(28,654)	(17,500)
Sale of Common Stock	1,209,633	-
Net cash provided by financing activities	1,558,578	959,275

Net increase (decrease) in cash	933,037	(76,479)
Cash - beginning of period	184,081	260,560
Cash - end of period	$1,117,118	$184,081

Supplemental disclosure of cash flow information:
Cash paid during the period for interest and taxes	$47,633	$65,147

Supplemental disclosure of non-cash financing activities:
Accrued interest refinanced in notes payable - related parties	$-	$74,521
Discount on notes payable for beneficial conversion feature	-	3,125
Discount on notes payable - related parties for beneficial conversion feature	-	33,000
Notes payable - related parties issued for debt financing costs	-	10,800
Accrued interest on notes payable converted to equity	62,294	-
Accrued interest on notes payable related parties converted to equity	366,484	-
Notes payable conversion warrant expense	1,647,610	-
Notes payable conversion underwriting warrant expense	435,718	-
Notes payable converted to equity	225,800	-
Notes payable - related party converted to equity	1,808,068	-
Total non-cash financing activities	$4,545,974	$121,446

See notes to these consolidated financial statements.

INTELLINETICS INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

1.	Business Organization and Nature of Operations

Intellinetics, Inc., (“Intellinetics”), is a Nevada holding company incorporated in 1997, with a single operating subsidiary, Intellinetics, Inc., an Ohio corporation (“Intellinetics Ohio”), together the (“Company”). Intellinetics Ohio was incorporated in 1996, and on February 10, 2012, Intellinetics Ohio became the sole operating subsidiary of Intellinetics as a result of a reverse merger and recapitalization.

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

Through December 31, 2015, the Company has incurred an accumulated deficit since inception of $ 13,378,439 and has recent negative cash flows from operations. At December 31, 2015, the Company had a cash balance of $ 1,117,118, primarily as a result of the sale of common stock.

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

The Company expects that through the next 12 months, the capital requirements to fund the Company’s growth and to cover the operating costs as a public company will consume substantially all of the cash flows that it intends to generate from its operations, in addition to the proceeds of any issuances of equity securities.  The Company further believes that during this period, while the Company is focusing on the growth and expansion of its business, the gross profit that it expects to generate from operations will not generate sufficient funds to cover these anticipated operating costs.   Our cash requirements are insufficient by approximately $ 70,000 per month.   During 2015, the Company has used the proceeds from the convertible note issuances and the sale of equity securities to sustain operations and to follow through on the execution of its business plan.  Assuming over the next 12 months, we do not increase our cash flow generated from operations, we could need additional capital to fund planned operations and service existing debt obligations. There is no assurance that the Company’s plans as discussed above will materialize and/or the Company will have sufficient funds to fund the Company’s operations. Given these conditions, the Company’s ability to continue as a going concern is contingent upon successfully managing its cash requirements. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrants into established markets, the competitive environment in which the Company operates and its cash requirements. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Since inception, the Company’s operations have primarily been funded through a combination of operating margins, state business development loans, bank loans, convertible loans and loans from friends and family, and the sale of securities.   Although management believes that the Company has access to capital resources, there are currently no commitments in place for new financing at this time other than the new issuance common stock as disclosed in Note 15, Subsequent Events, and there is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all.

During the twelve months ended December 31, 2015, the Company raised $ 1,791,633 in net new funds through the issuance of contingently convertible notes and the sale of common stock.  The Company used the net proceeds for working capital and general corporate purposes, including without limitation, debt reduction. Subsequent to December 31, 2015, the Company raised an additional $559,285 through the sale of common stock. For more information, see the Note 15 to the Consolidated Financial Statements, titled “Subsequent Events.”

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

The number of customers that comprise the Company’s customer base, along with the different industries, governmental entities and geographic regions, in which the Company’s customers operate, limits concentrations of credit risk with respect to accounts receivable. The Company does not generally require collateral or other security to support customer receivables; however, the Company may require its customers to provide retainers, up-front deposits or irrevocable letters-of-credit when considered necessary to mitigate credit risk. The Company has established an allowance for doubtful accounts based upon facts surrounding the credit risk of specific customers and past collections history. Credit losses have been within management’s expectations. At December 31, 2015 and December 31, 2014, the Company allowances for doubtful accounts were $ 23,786 and $ 2,015 respectively.

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

For the twelve months ended December 31, 2015, and 2014, the Company recorded share-based compensation to non-employees of $ 430,000 and $ 200,000, respectively. See the Subsequent Events Note 15 to the Consolidated Financial Statements for stock options granted after December 31, 2015.

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

Research and Development

We design, develop, test, market, license, and support new software products and enhancements of current products. We continuously monitor our software products and enhancements to remain compatible with standard platforms and file formats. For the twelve months ending December 31, 2015 and 2014, our research and development costs were $497,976 and $407,716, respectively.

Recent Accounting Pronouncement

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The core principle of ASU 2014-09 is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, ASU 2014-09 requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, (v) recognize revenue when (or as) the entity satisfies a performance obligation. Entities will generally be required to make more estimates and use more judgment than under current guidance, which will be highlighted for users through increased disclosure requirements. In July 2015, the FASB deferred the effective date for one year beyond the originally specified effective date. The update is now effective for public entities for annual periods beginning after December 15, 2017, including interim periods therein. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Three basic transition methods are available – full retrospective, retrospective with certain practical expedients, and a cumulative effect approach. Management is in the process of evaluating the impact that adoption of ASU 2014-09 will have on the consolidated financial statements and has not yet determined the method by which the Company will adopt the standard.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability rather than as an asset. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. The guidance is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The guidance is required to be applied retrospectively and early adoption is permitted. Management is in the process of assessing the implementation of this standard.

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

The Company records the revenues for the sales of software with professional services as prescribed by ASC 985-605, in accordance with the contract accounting guidelines in ASC 605-35, “Revenue Recognition: Construction-Type and Production-Type Contracts” (“ASC 605-35”), after evaluating for separation of any non-ASC 605-35 elements in accordance with the provisions of ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements,” as updated. The Company accounts for these contracts on a percentage of completion basis, measured by the percentage of labor hours incurred to date to estimated total labor hours for each contract, or on a completed contract basis when dependable estimates are not available. Prior to the second quarter ended June 30, 2015, the Company had recognized these contracts exclusively on the completed contract basis. With improvements in internal processes the Company now has the ability to make more dependable estimates. Had the Company continued to exclusively use the completed contract method for 2015, revenues would have been $103,752 lower than recorded.

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

h) Reseller agreements

The Company executes certain sales contracts through resellers and distributors (collectively, “Resellers”). The Company recognizes revenues relating to sales through Resellers on the sell-through method (when reseller executes sale to end customer) when all the recognition criteria have been met—in other words, persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and collectability is probable. In addition, the Company assesses the credit-worthiness of each Reseller, and if the Reseller is undercapitalized or in financial difficulty, any revenues expected to emanate from such Resellers are deferred and recognized only when cash is received and all other revenue recognition criteria are met.

Advertising

The Company expenses the cost of advertising as incurred. Advertising expense for the twelve months ended December 31, 2015, and 2014 amounted to approximately $ 1,936 and $ 3,430, respectively.

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

Deferred income taxes are recognized for the tax consequences in future years of temporary differences between the financial reporting and tax bases of assets and liabilities as of each period-end based on enacted tax laws and statutory rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A 100% valuation allowance has been established on deferred tax assets at December 31, 2015 and December 31, 2014, due to the uncertainty of our ability to realize future taxable income.

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

Statement of Cash Flows

For purposes of reporting cash flows, cash includes cash on hand and demand deposits held by banks.

Reclassifications

Certain amounts in the 2014 consolidated financial statements have been reclassified to conform to current year presentation.

6.	Property and Equipment

Property and equipment are comprised of the following:

	December 31, 2015	December 31, 2014
Computer hardware and purchased software	$302,800	$297,242
Leasehold improvements	221,666	221,666
Furniture and fixtures	88,322	88,322
Total	612,788	607,230
Less: accumulated depreciation and amortization	(590,185)	(578,559)
Property and equipment, net	$22,603	$28,671

Total depreciation expense on the Company’s property and equipment for the twelve months ended December 31, 2015, and 2014 amounted to $ 11,626 and $ 24,312, respectively.

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

On July 17, 2009, the Company issued a note payable to the Ohio State Development Authority in the amount of $1,012,500, bearing interest at a rate of 6.00% per annum (“Authority Loan No. 1”). Pursuant to the terms of the loan, the Company was required to pay only interest through September 30, 2010 and then monthly principal and interest payments of $23,779 each through September 1, 2015. The note is secured by a senior secured interest on all business assets financed with loan proceeds, as well as a second secured interest in all business assets. Upon maturity, by acceleration or otherwise, the Company shall pay a loan participation fee of $101,250, which is accounted for as a loan premium, accreted monthly, utilizing the interest method, over the term of the loan. In June, 2014, Intellinetics and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule relating to Authority Loan No.1, deferring a portion of the principal and interest payment until June 1, 2015. On September 25, 2015 Intellinetics and the Ohio State Development Authority entered into a Third Amendment to the Loan Agreement related to Authority Loan No. 1, deferring a portion of the principal payment until October 1, 2016 and extending the maturity date until August 1, 2018. As of December 31, 2015, the principal amount outstanding under Authority Loan

No.1 was $493,373.

On June 3, 2011, the Company issued a note payable to the Ohio State Development Authority in the amount of $750,000, bearing interest at a rate of 1% per annum for the first 12 months, then interest at rate of 7% per annum for the second 12 months (“Authority Loan No. 2”). The Company was not obligated to remit payments of principal until September 1, 2013. The monthly principal and interest payments, beginning on the third anniversary of the loan origination, are $14,850 and are payable on a monthly basis through August 1, 2018. The note is secured by a senior secured interest on all business assets financed with loan proceeds, as well as a second secured interest in all business assets. Upon maturity, by acceleration or otherwise, the Company shall pay a loan participation fee of $75,000 , which is accounted for as a loan premium, accreted monthly utilizing the interest method, over the term of the loan. The interest rate of 1% during the first 12 months of this loan was considered to be below market for that period. The Company further determined that over the life of the loan, the effective interest rate was 5.6% per annum. Accordingly, during the first 12 months of the loan, the Company recorded interest expense at the 5.6% rate per annum. The difference between the interest expense accrual at 5.6% and the stated rate of 1% over the first 12 months is credited to deferred interest. The deferred interest amount that is accumulated over the first 12 months of the loan term will be amortized as a reduction to interest expense over the remaining term of the loan. At December 31, 2015 and 2014, deferred interest of $136,078 and $103,242, respectively, was reflected within long term liabilities on the accompanying consolidated balance sheets. In June, 2014, Intellinetics and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule, deferring a portion of the principal and interest payment until June 1, 2015. On September 25, 2015 Intellinetics and the Ohio State Development Authority entered into a Third Amendment to the Loan Agreement related to Authority Loan No. 2, deferring a portion of the interest payment until October 1, 2016. As of December 31, 2015, the principal amount outstanding under Authority Loan No. 2 was $559,661.

The Authority Loans were granted to the Company in connection with the State of Ohio’s economic development programs. The proceeds from these loans were used by the Company to support its efforts in developing software solutions for its customers.

These Authority Loans are subject to certain covenants and reporting requirements. Intellinetics is required to, within three years of the respective loan origination dates of each of the Authority Loans, have created and/or retained an aggregate of 25 full time jobs in the State of Ohio. Should Intellinetics not have attained these employment levels by the respective dates, then the interest rates on the Authority Loans shall increase to 10% per annum. In July, 2014, the Company informed the State of Ohio that it would not meet the employment level of 15 new full-time employees as well as retain 10 existing full-time employees. As a result of this non-compliance with a covenant of Authority Loan No. 1, the Development Services Agency exercised its right to increase the interest rate from 6.0% to 7.0%, effective October 1, 2014. The approximate impact of this increase is to raise the Company’s balloon payment by $6,000 on Authority Loan No. 1, which is due, as amended on August 1, 2018. We have had past instances of non-compliance with certain of the loan covenants. We are currently in compliance with the all other loan covenants. There can be no assurance that we will not become non-compliant with one or more of these covenants in the future.

Between May 18, 2014 and July 10, 2014, the Company issued convertible promissory notes in an aggregate amount of $350,000 (the “Notes in an Aggregate Amount of $350,000”) to accredited investors who are associated with each other (the accredited investors collectively referred to as the (“$350,000 Investors”). The Convertible Notes matured on December 31, 2015 (the “Maturity Date”) and bear interest at an annual rate of interest of 10 percent until maturity, with interest payable quarterly. The Note Investors had a right, in their sole discretion, to convert the Convertible Notes into shares of Common Stock, par value $0.001 per share, of the Company under certain circumstances at a conversion rate of $0.56 per Share. The Company recognized a beneficial conversion feature in the amount of $4,125. Interest expense recognized on the amortization of the beneficial conversion feature was $2,909 and $1,216 for the twelve months ended December 31, 2015 and 2014, respectively. If the Convertible Notes have not been fully repaid by the Company by the Maturity Date or converted into shares at the election of the Convertible Note Investors prior to the Maturity Date, then such Convertible Notes will accrue interest at the annual rate of 12% from the Maturity Date until the date the Convertible Notes are repaid in full. The Company used the proceeds of the Convertible Note for working capital, general corporate purposes, and debt repayment. On December 31, 2015, the investor note holders converted $215,000 of the convertible promissory notes and accrued interest of $59,585, into 490,330 of common shares and 228,821 in Company warrants to purchase common stock. Subsequent to December 31, 2015, the investor note holders converted $135,000 of the convertible promissory notes and accrued interest of $35,038 into 303,639 shares of common stock and 141,698 warrants. See the Subsequent Events Note 15 to the Consolidated Financial Statements.

The Company retained Taglich Brothers, Inc. (the “Placement Agent”) as a placement agent for the sale of the Convertible Notes, which sale concluded a private offering of debt in the amount of $500,000 (the “2014 Offering”). In connection with the 2014 Offering, on July 8, 2014, the Company paid the Placement Agent in the form of a convertible note with a principal amount of $10,800 (with terms identical to the Convertible Notes set forth above), which represented an 8% commission of the gross proceeds. In addition, the Placement Agent earned warrants to purchase 21,107 shares of Common Stock, which represented 10% of the shares of Common Stock into which the Convertible Notes the placement agent sold in the offering could be converted into a $0.56 per share of Common Stock, will be exercisable for a period of four years, contain customary cashless exercise and anti-dilution protection and are entitled to registration rights. No beneficial conversion feature was recognized. The Company recorded deferred financing charges in the amount of $10,800, which are being amortized over the life of the promissory note. During the twelve months ended December 31, 2015, the Company amortized $7,200, respectively, of the financing expense related to this note. On December 31, 2015, Taglich Brothers, Inc. converted the $10,800 convertible promissory note and accrued interest of $2,709 into 24,124 common shares and 11,258 warrants to purchase common stock.

The table below reflects all notes payable at December 31, 2015 and December 31, 2014, respectively, with the exception of related party notes disclosed in Note 8 - Notes Payable - Related Parties.

	December 31,	December 31,
	2015	2014
Authority Loan No. 1, due August 1, 2018	$493,373	$600,429
Authority Loan No. 2, due August 1, 2018	559,661	657,006
The $10,800 Taglich Brothers Note	-	10,800
Notes payable due December 31, 2015	135,000	347,795
Total notes payable	$1,188,034	$1,616,030
Less current portion	(401,573)	(1,071,708)
Long-term portion of notes payable	$786,461	$544,322

Future minimum principal payments of these notes payable with the exception of the related party notes in Note 8 - Notes Payable - Related Parties, as described in this Note 7 are as follows:

For the Twelve-Month
Period Ended December 31,	Amount
2016	$401,573
2017	360,496
2018	425,965
Total	$1,188,034

As of December 31, 2015 and December 31, 2014, accrued interest for these notes payable with the exception of the related party notes in Note 8 - Notes Payable - Related Parties, was $ 274,564 and $ 204,531, respectively, and was reflected within accounts payable and accrued expenses on the consolidated balance sheets. As of December 31, 2015 and December 31, 2014, accrued loan participation fees were $166,039 and $ 155,045, respectively, and reflected within accounts payable and accrued expenses on the consolidated balance sheets. As of December 31, 2015 and December 31, 201, deferred financing costs were $ 4,255 and $ 10,324, respectively, and were reflected within other assets on the consolidated balance sheets.

With respect to all notes outstanding (other than the notes to related parties), for the twelve months ended December 31, 2015, and 2014, interest expense, including the amortization of deferred financing costs, accrued loan participation fees, original issue discounts, deferred interest and related fees, interest expense related to warrants issued for the conversion of convertible notes, and the embedded conversion feature was $ 429,374 and $ 147,444 , respectively.

8.	Notes Payable - Related Parties

On March 2, 2009, the Company issued an unsecured promissory note payable to Jackie Chretien, in the amount of $80,000 due January 1, 2016, as amended, and bearing interest at 5% per annum, with the principal and interest to be paid at maturity. During the twelve months ended December 31, 2015, the Company paid no principal to Ms. Chretien related to this note. As of December 31, 2015 the note had a principal balance of $15,000 and accrued interest of $4,403. Subsequent to December 31, 2015, the principal balance and accrued interest was paid in full on January 1, 2016. See the Subsequent Events Note 15 to the Consolidated Financial Statements.

On December 29, 2001, the Company issued an unsecured promissory note payable to A. Michael Chretien, a Founder of the Company, in the amount of $55,167, with any unpaid principal and interest due on January 1, 2016, as amended. As of December 31, 2015, the note had a principal balance of $40,415 and accrued interest of $7,053. Subsequent to December 31, 2015, the principal balance and accrued interest was paid in full on January 1, 2016. See the Subsequent Events Note 15 to the Consolidated Financial Statements.

On March 29, 2012, the Company issued an unsecured note payable to Ramon Shealy a then -director of the Company, who subsequently resigned from the Board of Directors on December 17, 2012, for personal reasons, in the amount of $238,000 , bearing interest at a rate of 10% for the term of the note. All principal and interest was due and payable on September 27, 2012, but was later extended to November 24, 2012. On April 16, 2012, the Company issued a note payable to Mr. Shealy, in the amount of $12,000, bearing interest at a rate of 10% per quarter. All principal and interest was due on July 15, 2012, but was later extended to November 24, 2012. On November 24, 2012 the two notes were combined into a $250,000 promissory note, under the same terms, with a maturity date of January 1, 2014. On December 24, 2013 the $250,000 promissory note, was extended under the same terms, with a maturity date of January 1, 2015. On March 13, 2013, the Company paid $100,000 of the principal amount of the $250,000 promissory note to Mr. Shealy. On December 31, 2014, the Company and Ramon Shealy agreed to cancel the previous notes and extensions set forth above, and issue a new single promissory note with accrued interest of $43,453, to a total principal and interest in the amount of $193,453, payable in ninety monthly installments beginning January 31, 2015, with a maturity date of January 1, 2020. Interest will accrue at 10% on the outstanding balance until paid in full. All other provisions of the original Promissory Note shall prevail unless specifically set forth herein or otherwise agreed in writing by the parties. As of December 31, 2015 this Note had a principal balance of $164,799 and $1,396 of accrued interest.

On December 11, 2015, the Company commenced a private placement (“December Offering”), for the sale of shares of Common Stock. Simultaneously with this December Offering, the Company offered to existing holders of convertible notes issued by the Company (the “Noteholders”), the ability to convert into Common Stock any outstanding convertible notes issued by the Company, plus accrued interest, at each note’s conversion price (the “Note Exchange”). In addition, upon the conversion, the Noteholders received a number of warrants that contain the same terms as the warrants received by investors in the December Offering. The warrants have an exercise price equal to $0.65 per share and contain a cashless exercise provision.

On December 31, 2015, the following convertible promissory notes consisting of all $1,808,068 of principal and accrued interest of $366,484 were converted into 4,950,762 shares of Common Stock and 1,812,127 warrants to purchase common stock, as part of the Note Exchange.

•	Convertible promissory notes, issued between May 9, 2014 and May 12, 2014, in an aggregate amount of $110,000, (the “Notes in an Aggregate Amount of $110,000”) to accredited investors who are associated with each other and are shareholders of the Company, maturing on December 31, 2015 and bearing interest at an annual rate of interest of 10% until maturity, with interest payable quarterly,. convertible into shares of Common Stock, par value $0.001 per share, of the Company at a conversion rate of $0.56 per Share. The Company used the proceeds of the Convertible Note for working capital, general corporate purposes and debt repayment. On December 31, 2015, the investors converted the notes to common stock, as described above.

•	A convertible promissory note, issued on May 12, 2014, in an aggregate amount of $30,000 to Robert Schroeder, a director of the Company, maturing on December 31, 2015 and bearing interest at an annual rate of interest of 10% until maturity, with interest payable quarterly, convertible into shares of Common Stock, par value $0.001 per share, of the Company at a conversion rate of $0.56 per Share. No beneficial conversion feature was recognized. The Company used the proceeds of the convertible note for working capital, general corporate purposes and debt repayment. On December 31, 2015, the investors converted the notes to common stock, as described above.

•	A convertible promissory note, issued June 6, 2014, in an aggregate amount of $10,000 to Matthew L. Chretien, President, CEO and a director of the Company, maturing on December 31, 2015, and bearing interest at an annual rate of interest of 10% until maturity, with interest payable quarterly, convertible into shares of Common Stock, par value $0.001 per share, of the Company at a conversion rate of $0.56 per Share. No beneficial conversion feature was recognized. The Company used the proceeds of the convertible note for working capital, general corporate purposes, and debt repayment. On December 31, 2015, the investors converted the notes to common stock, as described above.

•	On July 10, 2014, the Company exchanged convertible promissory notes issued on November 12, 2013, December 27, 2013, February 4, 2014 in the aggregate amount of $670,000 plus accrued interest of $31,068 in exchange for a new convertible promissory note in an aggregate amount of $701,068, (the “Note in an Aggregate Amount of $701,068”). The Convertible Notes mature on December 31, 2015 and bearing interest at 10% until maturity. The note holders have a right, at their sole discretion, to convert the notes into equity under certain circumstances at a price stated on each original note as discussed above. The Company recognized a beneficial conversion feature in the amount of $32,000. Interest expense recognized on the amortization of the beneficial conversion feature was $22,588 and $9,412 for the twelve months ended December 31, 2015 and 2014, respectively. On December 31, 2015, the investors converted the notes to common stock, as described above.

•	Three convertible promissory notes, issued October 9, 2014, in the amounts of $80,000, $80,000, and $15,000, (the “Notes in the Aggregate Amount of $175,000”) to three accredited investors. Robert C. Schroeder, a director of the Company, purchased the note in the amount of $15,000, and Robert Taglich and Michael Taglich, each beneficial owners of 10% of the Company, each purchased notes in the amount of $80,000. The notes matured on December 31, 2015, bearing interest at an annual rate of interest of 6% until maturity, with interest payable quarterly. The Noteholders had a right, in their sole discretion, to convert the notes into shares of Common Stock, par value $0.001 per share, of the Company under certain circumstances at a conversion rate of $0.30 per Share. No beneficial conversion feature was recognized. The Company used the proceeds of the notes for working capital, general corporate purposes, and debt repayment. On December 31, 2015, the investors converted the notes to common stock, as described above.

•	Two convertible promissory notes, issued December 17, 2014, in principal amounts of $100,000 each (the “Notes in the Aggregate Amount of $200,000) to Robert Taglich and Michael Taglich, each beneficial owners of more than 10% of the Company, maturing on December 31, 2015, bearing interest at an annual rate of interest of 6% until maturity, convertible into shares of common stock, par value $0.001 per share, of the Company at a conversion rate of $0.30 per share. No beneficial conversion feature was recognized. The Company used the proceeds of the convertible notes for working capital and general corporate purposes and debt repayment. On December 31, 2015, the investors converted the notes to common stock, as described above.

•	Two convertible promissory notes, issued February 10, 2015, in a maximum aggregate principal amount of $100,000 to Robert and Michael Taglich (more than 10% beneficial owners), maturing on December 31, 2015, bearing interest at an annual rate of interest of 6% until maturity, convertible into shares of common stock, par value $0.001 per share, of the Company at a conversion rate of $0.30 per share. The Company recognized a beneficial conversion feature in the amount of $26,667. Interest expense recognized on the amortization of the beneficial conversion feature was $26,667 for the twelve months ended December 31, 2015. The Company used the proceeds of the convertible notes for working capital, general corporate purposes and debt repayment. On December 31, 2015, the investors converted the notes to common stock, as described above.

•	Two convertible promissory notes, issued March 11, 2015, in a maximum aggregate principal amount of $100,000 to Robert and Michael Taglich (more than 10% beneficial owners), maturing on December 31, 2015, bearing interest at an annual rate of interest of 6% until maturity, convertible into shares of common stock, par value $0.001 per share, of the Company at a conversion rate of $0.30 per share. The Company recognized a beneficial conversion feature in the amount of $16,667. Interest expense recognized on the amortization of the beneficial conversion feature was $16,667 for the twelve months ended December 31, 2015. The Company used the proceeds of the convertible notes for working capital general corporate purposes, and debt repayment. On December 31, 2015, the investors converted the notes to common stock, as described above.

•	Two convertible promissory notes, issued May 20, 2015, in a maximum aggregate principal amount of $40,000 to Robert and Michael Taglich (more than 10% beneficial owners), maturing on August 15, 2015, bearing interest at an annual rate of interest of 10% until maturity, convertible into shares of common stock, par value $0.001 per share, of the Company at a conversion rate of $0.60 per share. The Company recognized a beneficial conversion feature in the amount of $13,334. Interest expense recognized on the amortization of the beneficial conversion feature was $13,334 for the twelve months ended December 31, 2015. Since neither note was fully repaid by the Company by the maturity date or converted into shares prior to the maturity date, the note accrued interest at the annual rate of 12% from the maturity date until the date the convertible notes were repaid in full. The Company used the proceeds of the convertible notes for working capital general corporate purposes and debt repayment. On December 31, 2015, the investors converted the notes to common stock, as described above.

•	Two convertible promissory notes, issued June 3, 2015, in a maximum aggregate principal amount of $20,000 to Robert and Michael Taglich (more than 10% beneficial owners), maturing on September 2, 2015, bearing interest at an annual rate of interest of 10% until maturity, convertible into shares of common stock, par value $0.001 per share, of the Company at a conversion rate of $0.60 per share. The Company recognized a beneficial conversion feature in the amount of $6,666. Interest expense recognized on the amortization of the beneficial conversion feature was $6,666 for the twelve months ended December 31, 2015. Since neither note had been fully repaid by the Company by the maturity date or converted into shares prior to the maturity date, the notes accrued interest at the annual rate of 12% from the maturity date until the date the convertible notes were repaid in full. The Company used the proceeds of the convertible notes for working capital general corporate purposes and debt repayment. On December 31, 2015, the investors converted the notes to common stock, as described above.

•	Two convertible promissory notes, issued June 17, 2015, in a maximum aggregate principal amount of $100,000 to Robert and Michael Taglich (more than 10% beneficial owners), maturing September 16, 2015, bearing interest at an annual rate of interest of 10% until maturity, convertible into shares of common stock, par value $0.001 per share, of the Company at a conversion rate of $0.60 per share. The Company recognized a beneficial conversion feature in the amount of $33,334. Interest expense recognized on the amortization of the beneficial conversion feature was $33,334 for the twelve months ended December 31, 2015. Since neither note had been fully repaid by the Company by the maturity date or converted into shares prior to the maturity date, the notes will accrued interest at the annual rate of 12% from the maturity date until the date the convertible notes were repaid in full. The Company used the proceeds of the convertible notes for working capital general corporate purposes and debt repayment. On December 31, 2015, the investors converted the notes to common stock, as described above.

•	Two convertible promissory notes, issued July 15, 2015, in a maximum aggregate principal amount of $50,000 to Robert and Michael Taglich (more than 10% beneficial owners), maturing on October 14, 2015, bearing interest at an annual rate of interest of 10% until maturity, convertible into shares of common stock, par value $0.001 per share, of the Company at a conversion rate of $0.54 per share. The Company recognized a beneficial conversion feature in the amount of $16,666. Interest expense recognized on the amortization of the beneficial conversion feature was $16,666 for the twelve months ended December 31, 2015. Since neither note had been fully repaid by the Company by the maturity date or converted into shares prior to the maturity date, the notes accrued interest at the annual rate of 12% from the maturity date until the date the convertible notes were repaid in full. The Company used the proceeds of the convertible notes for working capital, general corporate purposes, and debt repayment. On December 31, 2015, the investors converted the notes to common stock, as described above.

•	Two convertible promissory notes, issued August 26, 2015, in a maximum aggregate principal amount of $72,000 to Robert and Michael Taglich (more than 10% beneficial owners), maturing on November 22, 2015, bearing interest at an annual rate of interest of 10% until maturity, convertible into shares of common stock, par value $0.001 per share, of the Company at a conversion rate of $0.60 per share. The Company recognized a beneficial conversion feature in the amount of $24,000. Interest expense recognized on the amortization of the beneficial conversion feature was $24,000 for the twelve months ended December 31, 2015. Since neither note had been fully repaid by the Company by the maturity date or converted into shares prior to the maturity date, the notes accrued interest at the annual rate of 12% from the maturity date until the date the convertible note was repaid in full. The Company used the proceeds of the convertible notes for working capital, general corporate purposes and debt repayment. On December 31, 2015, the investors converted the notes to common stock, as described above.

•	Two convertible promissory notes, issued September 22, 2015, in a maximum aggregate principal amount of $100,000 to Robert and Michael Taglich (more than 10% beneficial owners), maturing December 21, 2015, bearing interest at an annual rate of interest of 10% until maturity, convertible into shares of common stock, par value $0.001 per share, of the Company at a conversion rate of $0.58 per share. The Company recognized a beneficial conversion feature in the amount of $32,759. Interest expense recognized on the amortization of the beneficial conversion feature was $32,759 for the twelve months ended December 31, 2015. Since neither note had been fully repaid by the Company by the maturity date or converted into shares prior to the maturity date, the notes accrued interest at the annual rate of 12% from the maturity date until the date the convertible note was repaid in full. The Company used the proceeds of the convertible notes for working capital, general corporate purposes, and debt repayment. On December 31, 2015, the investors converted the notes to common stock, as described above.

The table below reflects Notes payable due to related parties at December 31, 2015 and December 31, 2014, respectively

	December 31,	December 31,
	2015	2014
The $80,000 Jackie Chretien Note	$15,000	$15,000
The $55,167 A. Michael Chretien Note	40,415	40,415
The $250,000 Shealy Note	164,799	193,452
Notes in the Aggregate Amount of $110,000	-	110,000
Notes in the Aggregate Amount of $701,068	-	677,776
The $30,000 Robert C. Schroeder Convertible Promissory Note	-	30,000
The $10,000 Matthew L. Chretien Convertible Promissory Note	-	10,000
Notes in the Aggregate Amount of $175,000	-	175,000
Notes in the Aggregate Amount of $200,000	-	200,000
Total notes payable - related party	$220,214	$1,451,643
Less current portion	(92,805)	(1,234,871)
Long-term portion of notes payable-related party	$127,409	$216,772

Future minimum principal payments of these notes payable as described in this Note 8 are as follows:

For the Twelve Months Ended December 31,	Amount
2016	$92,805
2017	38,307
2018	42,318
2019	46,784
TOTAL	$220,214

As of December 31, 2015 and December 31, 2014, accrued interest for these notes payable to related parties amounted to $ 12,852 and $ 56,021, respectively.

For the twelve months ended December 31, 2015, and 2014, interest expense in connection with notes payable – related parties was $ 1,936,244 and $ 103,319 respectively. The $1,936,244 in interest expense includes $1,647,610 of interest expense in relation to warrants issued in the conversion of these notes payable.

9.	Deferred Compensation

Pursuant to the Company’s employment agreements with the founders, the Company has agreed to pay deferred compensation totaling $ 215,012 in cash to these founders.

10.	Commitments and Contingencies

Employment Agreements

The Company has entered into employment agreements with three of its key executives. Under their respective agreements, the executives serve at will and are bound by typical confidentiality, non-solicitation and non-competition provisions.

Operating Leases

On January 1, 2010, the Company entered into an agreement to lease 6,000 rentable square feet of office space in Columbus, Ohio at a monthly rent of $ 3,375. The lease commenced on January 1, 2010 and, pursuant to a lease extension dated August 14, 2014, the lease expires on December 31, 2016. The Company has no other leases.

Future minimum lease payments under this operating lease are as follows:

For the Twelve Months Ended	December 31,
2016	$40,500

Rent expense charged to operations for the twelve months ended December 31, 2015, and 2014 amounted to $ 40,500 and $ 40,500, respectively.

11.	Stockholders’ Equity

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

Sales of Unregistered Securities and Conversion of Convertible Promissory Notes

On December 11, 2015, the Company commenced a private offering of securities (“December offering”),with certain accredited investors for up to 1,666,666 Units for a price of $1.20 per Unit. Each Unit consisted of two (2) shares of common stock and a warrant to purchase one (1) share of common stock. The warrants are immediately exercisable to purchase one (1) share of common stock at an exercise price of $0.65 per share and contain a cashless exercise provision and have a term of five years. This Offering was open for a period terminating on December 31, 2015 with an option to extend until January 31, 2016 at the election of the Company. Simultaneously with this Offering, the Company also offered to existing Noteholders the ability to convert into Common Stock any outstanding convertible notes issued by the Company, plus accrued interest, at each note’s conversion price. In addition, upon such conversion, Noteholders received Noteholder warrants on the same terms as investors in the Offering. The warrants are immediately exercisable to purchase one (1) share of common stock at an exercise price of $0.65 per share and contain a cashless exercise provision and have a term of five years.

Through December 31, 2015, the Company entered into security purchase agreements with accredited investors for 1,160,067 Units, which consisted of 2,320,134 shares of common stock, par value, $0.001 per share with 1,160,067 warrants, for aggregate cash proceeds of $1,392,080.

Subsequent to December 31, 2015, the Company entered into security purchase agreements with accredited investors for 506,599 Units, which consisted of 1,013,198 shares of common stock, par value, $0.01 per share with with 506,599 warrants for aggregate cash proceeds of $607,919. See the Subsequent Events Note 15 to the Consolidated Financial Statements.

Through December 31, 2015, Noteholders exchanged $2,033,868 of convertible promissory notes with accrued interest of $428,779 for 5,465,216 shares of common stock and 2,052,206 of warrants. Of the exchange, $1,808,068 of convertible promissory notes and $366,484 of accrued interest was with related party Noteholders.

Subsequent to December 31, 2015, Noteholders exchanged $135,000 of convertible promissory notes with accrued interest of $35,038 of accrued interest for 303,639 shares of common stock and 141,698 warrants. See the Subsequent Events Note 15 to the Consolidated Financial Statements.

The Company retained Taglich Brothers, Inc. (the “Placement Agent”) as the exclusive placement agent for the Offering. In connection with the Offering, the Company paid the Placement Agent a cash payment of 8% of the gross proceeds through the sale of the securities and the face value of the current outstanding convertible promissory notes that were converted, and approximately $30,000 for reimbursement for reasonable out of pocket expenses, FINRA filing fees and related legal fees. Total cash payment totaled $338,378 for the period ended December, 31, 2015. In addition, the Placement Agent earned warrants to purchase 232,013 shares of common stock, which represented 10% of the Company’s common stock sold in the offering. In addition, the Placement agent earned warrants to purchase 546,521 shares of common stock from the conversion of the convertible promissory notes. The warrants have an exercise price of $0.715 per share and contain customary cashless exercise and anti-dilution protection are entitled to registration rights, and have a term of five years. Subsequent to December 31, 2015, the Placement Agent received $62,237 in cash payments in addition to warrants to purchase 131,682 shares of common stock. See the Subsequent Events Note 15 to the Consolidated Financial Statements.

During the twelve months ended December 31, 2015, the Company charged $1,647,610 in interest expense for the warrants issued to the Noteholders and $435,718 in underwriting expenses in regards to the warrants issued to the Placement Agent for the convertible promissory notes, utilizing the Black-Scholes valuation model to value the warrants issued. The fair value of warrants issued was determined to be $0.80.

The estimated values of warrants, as well as the assumptions that were used in calculating such values, were based on estimates at the issuance date as follows:

	Noteholders	Placement Agent
Risk-free interest rate	1.76%	1.54%
Weighted average expected term	5 years	5 years
Expected volatility	134.18%	134.18%
Expected dividend yield	0.00%	0.00%

Pursuant to the Purchase Agreement, the Company agreed to (a) file a registration statement with the SEC no later than June 27, 2016 covering the re-sale of the Common Stock shares sold in the Offering and the Common Stock shares issuable upon exercise of the Placement Agent warrants. The Company also agreed to use commercially reasonable efforts to have the Registration Statement become effective as soon as possible after filing (and in any event within 90 days of the filing of such Registration Statement).

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

Shares Issued and Outstanding and Shares Reserved for Exercise of Warrants

Since the issuance of the shares of Common Stock described herein, the Company has 14,908,439 shares of Common Stock issued and outstanding; and 5,794,700 shares reserved for issuance upon the exercise of outstanding warrants, as of December 31, 2015. For more information, see the Note 15 to the Consolidated Financial Statements, titled “Subsequent Events.”

Return to Treasury of Shares and Issuance of Contingent Warrants

On February 15, 2013, the Company and A. Michael Chretien, a member of the Board of Directors of the Company, entered into a return to treasury agreement dated February 15, 2013, whereby A. Michael Chretien returned 500,000 shares of common stock of the Company, par value $0.001 per share to the Company. As consideration for A. Michael Chretien returning to treasury 500,000 shares of common stock he owns, the Company issued one four-year warrant to A. Michael Chretien with a right to purchase 500,000 shares of common stock at $0.007 per share within four years of the shareholders of the Company increasing the number of authorized shares of common stock of the Company, with piggyback registration rights. The warrant has a right of first refusal for A. Michael Chretien to exercise up to 500,000 shares prior to the Company issuing shares of common stock in any transaction. The Company issued the warrant in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC. Subsequent to December 31, 2015, A. Michael Chretien exercised his right to purchase 500,000 common stock at $0.007 per share. For more information, see the Note 15 to the Consolidated Financial Statements, titled “Subsequent Events.”

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

On April 30, 2015, the Company entered into a Non-qualified Stock Option Agreement with Sophie Pibouin, a director of the Company. The agreement granted options to purchase 128,000 shares of the Company prior to the expiration date of April 29, 2025 at an exercise price of $0.75. The options granted vested on a graded scale over a period of time through October 31, 2015. The unvested options will not be exercisable on or after the director’s termination of continuous service, as defined in the agreement.

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

The weighted average estimated values of director stock option grants, as well as the weighted average assumptions that were used in calculating such values during the twelve months ended December 31, 2015, were based on estimates at the date of grant as follows:

Risk-free interest rate	1.43%
Weighted average expected term	5 years
Expected volatility	143.10%
Expected dividend yield	0.00%

A summary of stock option activity during the twelve months ended December 31, 2015 under our stock option agreements is as follows:

Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2015	-
Granted	768,000	$0.75
Exercised	-
Forfeited and expired	-

Outstanding at December 31, 2015	768,000	$0.75	9 years	$115,200

Exercisable at December 31, 2015	528,000	$0.75	9 years	$79,200

The weighted-average grant date fair value of options granted during the twelve months ended December 31, 2015 was $0.81.

As of December 31, 2015, there was $195,000 of total unrecognized compensation costs related to stock options granted under our stock option agreements, which will be recognized upon satisfaction of the vesting contingency. The total fair value of stock options that vested during the twelve months ended December 31, 2015 was $430,000.

No stock options were exercised during the twelve months ended December 31, 2015.

13.	Concentrations

Revenues from the Company’s services to a limited number of customers have accounted for a substantial percentage of the Company’s total revenues. For the twelve months ended December 31, 2015, the Company’s two largest customers, Tiburon, Inc. (“Tiburon”) a reseller and Washington State Patrol (“WSP”) a direct end user, accounted for approximately 10% and 5%, respectively, of the Company’s revenues for that period. For the twelve months ended December 31, 2014, the Company’s two largest customers, Tiburon, Inc. (“Tiburon”) a reseller and CareWorks (“CareWorks”) a direct end user, accounted for approximately 12% and 5%, respectively, of the Company’s revenues for that period.

For the twelve months ended December 31, 2015 and 2014, government contracts represented approximately 42% and 50% of the Company’s net revenues, respectively. A significant portion of the Company’s sales to Resellers’ represent ultimate sales to government agencies.

As of December 31, 2015, accounts receivable concentrations from the Company’s three largest customers were 18%, 13% and 12% of gross accounts receivable, respectively, and as of December 31, 2014, accounts receivable concentrations from the Company’s four largest customers were 23%, 21%, 13% and  10%, of gross accounts receivable, respectively. Accounts receivable balances from the Company’s three largest customers at December 31, 2015 has been partially collected.

14.	Provision For Income Taxes

For the years ended December 31, 2015, and 2014, we have recognized the minimum amount of state income tax as required by the states that we are required to file taxes in. We are not currently subject to further federal or state tax since we have incurred losses since our inception.

As of December 31, 2015 we had federal and state net operating loss carry forwards of approximately $11,000,000 which can be used to offset future federal income tax. The federal and state net operating loss carry forwards expire at various dates through 2036. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in our opinion, utilization is not reasonably assured.

As of December 31, 2015, the deferred tax asset related to our net operating losses was approximately $ 3,850,000. A 100 % valuation allowance has been established on deferred tax assets at December 31, 2015, and 2014, due to the uncertainty of our ability to realize future taxable income.

15.	Subsequent Events

Related Party Promissory Notes

On January 1, 2016, the Company paid the promissory note of Jackie M. Chretien, who is related to the Secretary of the Company and is also related to the President, CEO, and director of the Company, a note that matured on January 1, 2016 of $15,000 principal and $4,403 of accrued interest. The Company does not have any on-going relationship with Jackie M. Chretien.

On January 1, 2016, the Company paid a promissory note of A. Michael Chretien, who is the Secretary of the Company, a note that matured on January 1, 2016 in the amount of $40,415 in principal and $7,053 in accrued interest.

Issuance of Employee Stock Options

On January 1, 2016, the Company granted employees stock options to purchase 250,000 shares of common stock of the Company at an exercise price of $0.90 per share in accordance with the 2015 Intellinetics Inc. Equity Incentive Plan, with vesting continuing until 2019. The total fair value of $196,250 for these stock options will be recognized by the Company over the applicable vesting period.

On February 10, 2016, the Company granted employees stock options to purchase 210,000 shares of common stock of the Company at an exercise price of $0.96 per share, in accordance with the 2015 Intellinetics Inc. Equity Incentive Plan, with vesting continuing until 2019. The total fair value of $174,748 for these stock options will be recognized by the Company over the applicable vesting period..

Issuance of Restricted Common Stock to Directors

On January 2, 2016 the Company issued 69,433 new shares of restricted common stock to directors of the Company in accordance with the Company’s Equity Incentive Plan. Stock compensation of $62,500 was recorded on the issuance of the common stock.

Sales of Unregistered Securities and Conversion of Convertible Promissory Notes

As disclosed in Note 11 Stockholders Equity, on December 11, 2015, the Company commenced a private offering of securities (“December Offering”), for the sale of up to 1,666,666 Units at $1.20 per unit, each Unit consisting of two (2) shares of common stock and a warrant to purchase one (1) share of Common Stock at $0.65 per share.. Simultaneously with this December Offering, the Company offered to existing holders of convertible notes issued by the Company (the “Noteholders”), the ability to convert into Common Stock any outstanding convertible notes issued by the Company, plus accrued interest, at each note’s conversion price (the “Note Exchange”). In addition, upon the conversion, the Noteholders received a number of warrants that contain the same terms as the Warrants received by investors in the December Offering. The Warrants have an exercise price equal to $0.65 per share and contain a cashless exercise provision. All Warrants are immediately exercisable and have a term of five years from issuance. The “December Offering” was opened for a period terminating on December 31, 2015, with an option to extend until January 31, 2016.

On January 6, 2016, convertible promissory Noteholders converted $135,000 of convertible notes and $35,038 of accrued interest in exchange for 303,639 shares of Company stock and 141,698 of note holder warrants, as part of the private placement in December 2015. Interest expense of $113,762 was recorded on the issuance of these warrants.

On January 25, 2016, the Company sold 506,599 units for $607,919, consisting of two shares of common stock, par value $0.001 per share and a warrant to purchase common stock to qualified accredited investors, as part of the private placement in December 2015.

On January 27, 2016, The Placement Agent received cash payment of $62,237 and 131,682 warrants to purchase common stock at an exercise price at $0.715 per share, under the terms of the Placement Agent Agreement for the convertible notes and the sale of the unregistered securities. Of the warrants issued, 30,363 were in conjunction with the noteholder conversions, and underwriting expense of $24,207 was recorded for the issuance of these warrants.

On February 15, 2016, A. Michael Chretien, an officer of the Company, exercised stock warrants issued on February 15, 2013 in exchange for 500,000 shares of common stock at $0.007 per common share, for an aggregate amount of $3,500. For details, see Return to Treasury of Shares and Issuance of Contingent Warrants in Note 11 Stockholders Equity to these consolidated financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of the Company's Disclosure Controls and Procedures

The Company maintains “disclosure control and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial office, and Board of Directors, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015 and concluded that our disclosure controls and procedures were not effective as of December 31, 2015 due to the material weaknesses that exist in our internal control over financial reporting, more fully described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes, in accordance with generally accepted accounting principles.  The effectiveness of any system of internal control over financial reporting is subject to inherent limitations and therefore, may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness of future periods are subject to the risk that the controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on our evaluation, our principal executive officer and principal financial officer concluded that, as a result of the material weaknesses described below, as of December 31, 2015, we did not maintain effective internal control over financial reporting, based on criteria issued by COSO. The material weakness, which relates to internal control over financial reporting, that was identified was:

We did not maintain technical accounting knowledge, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements.   In connection with the audit of the December 31, 2015 consolidated financial statements a number of required adjustments were identified by our independent registered public accounting firm related to our December Offering of stock and warrants and the conversion of convertible debt.   As a result, there is a reasonable possibility that material misstatements of the consolidated financial statements, including disclosures, will not be prevented or detected on a timely basis.

We are committed to continually improving our financial organization, and from time to time we adopt additional processes and procedures over financial reporting.  In addition, we will continue to evaluate the need and costs to increase our personnel resources and technical accounting expertise within the accounting function.  As our operations are relatively small, we do not anticipate being able to hire additional internal personnel until such time as our operations are large enough to justify the hiring of additional accounting personnel. As necessary, we may engage consultants in the future in order to ensure proper accounting for our consolidated financial statements.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes In Internal Control Over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter of the fiscal year ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2015.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference to our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2015.

ITEM12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2015.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2015.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2016.

Intellinetics, Inc.

By:	/s/ Matthew L. Chretien
Matthew L. Chretien President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2016.

Name	Title

/s/ Matthew L. Chretien	President, Chief Executive Officer, Chief Technology Officer, Treasurer, and Director
Matthew L. Chretien

/s/ Kendall D. Gill	Chief Financial Officer
Kendall D. Gill

/s/ A. Michael Chretien	Secretary
A. Michael Chretien

/s/ Rye D’Orazio	Director
Rye D’Orazio

/s/ Murray H. Gross	Chairman of the Board, and Director
Murray H Gross

/s/ Robert Schroeder	Director
Robert Schroeder

/s/ Sophie Pibouin	Director
Sophie Pibouin

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference
		Form	Exhibit	Filing Date

3.1.1	Articles of Incorporation of Intellinetics, Inc.	10-SB	3.1 10	02-2000
3.1.2	Certificate of Correction, effective May 22, 2007	8-K	3.1	06-15-2007
3.1.3	Certificate of Amendment to Articles of Incorporation of Intellinetics, Inc.	8-K	99.1	09-03-2014
3.2.1	Bylaws of Intellinetics, Inc.	10-SB	3.3	10-02-2000
3.2.2	Amendment No. 1 to the Bylaws of Intellinetics, Inc.	8-K	3.4	03-01-2012
4.1	Form of Convertible Promissory Note of Intellinetics, Inc.	8-K	4.1	02-13-2012
4.2	Loan Agreement between the Director of Development of the State of Ohio and Intellinetics, Inc., dated as of July 17, 2009	8-K	10.3	02-13-2012
4.3	Cognovit Promissory Note by Intellinetics, Inc. in favor of the Director of Development of the State of Ohio in the principal amount of $1,012,500, dated July 17, 2009	8-K	10.4	02-13-2012
4.4	First Amendment to Loan Agreement by and between the Director of Development of the State of Ohio and Intellinetics, Inc., dated as of November 1, 2011	8-K	10.5	02-13-2012
4.5	Second Amendment to Loan Agreement by and between the Director of Development of the State of Ohio and Intellinetics, Inc., dated as of August 15, 2014	10-K	4.5	03-31-2015
4.6	Amended and Restated Cognovit Promissory Note by Intellinetics, Inc. in favor of the Director of Development of the State of Ohio in the principal amount of $1,012,500, dated as of October 2015 +
4.7	Loan Agreement between the Director of Development of the State of Ohio and Intellinetics, Inc., dated as of June 3, 2011	8-K	10.6	02-13-2012
4.8	Cognovit Promissory Note by Intellinetics, Inc. in favor of the Director of Development of the State of Ohio in the principal amount of $750,000, dated June 3, 2011	8-K	10.7	02-13-2012
4.9	Second Amendment to Loan Agreement by and between the Director of Development of the State of Ohio and Intellinetics, Inc., dated as of August 15, 2014	10-K	4.5	03-31-2015
4.10	Third Amendment to Loan Agreement by and between the Director of Development of the State of Ohio and Intellinetics, Inc., dated as of September 25, 2015 +
4.11	Promissory Note by Intellinetics, Inc. in favor of A. Michael Chretien in the principal amount of $55,167, dated December 29, 2001	8-K	10.17	02-13-2012
4.12	Promissory Note Extension Agreement dated December 27, 2013, by and between Intellinetics, Inc. and A. Michael Chretien.	8-K	10.4	01-02-2014
4.13	Promissory Note Third Extension Agreement, dated December 31, 2014, by and between Intellinetics, Inc. and A. Michael Chretien	8-K	10.3	01-07-2015
4.14	Promissory Note by Intellinetics, Inc. in favor of Jackie Chretien in the principal amount of $65,000, dated June 10, 2011	8-K	10.28	02-13-2012
4.15	Promissory Note Extension Agreement, dated December 27, 2013, by and between Intellinetics, Inc. and Jackie M. Chretien.	8-K	10.3	01-02-2014
4.16	Promissory Note Third Extension Agreement, dated December 31, 2014, by and between Intellinetics, Inc. and Jackie M. Chretien.	8-K	10.2	01-07-15
4.17	Promissory Note by Intellinetics, Inc. in favor of Ramon Shealy in the principal amount of $238,000, dated March 29, 2012.	8-K/A	10.44	03-30-2012
4.18	The Promissory Note Second Extension Agreement by and among Intellinetics, Inc., and Ramon M. Shealy in the amount of $238,000, dated August 27, 2012	8-K	10.1	08-31-2012
4.19	The Promissory Note Third Extension Agreement by and among Intellinetics, Inc., and Ramon M. Shealy in the amount of $238,000, dated October 24, 2012	8-K	10.1	10-30-2012
4.20	The Promissory Note Fourth Extension Agreement by and among Intellinetics, Inc., and Ramon M. Shealy in the amount of $238,000, dated November 24, 2012.	10-K/A	4.20.2	04-30-2013
4.21	Promissory Note Fifth Extension Agreement, dated December 27, 2013, by and between Intellinetics, Inc. and Ramon M. Shealy	8-K	10.2	01-02-2014
4.22	Promissory Note and Extension Agreement, dated December 31, 2014, by and between Intellinetics, Inc. and Ramon M. Shealy	8-K	10.1	01-01-2015
4.23	Form of Placement Agent Warrants between the Company and the Placement Agent	8-K	10.2	03-06-2013
4.24	Form of Stock Certificate	S-1	4.1	05-29-2013
4.25	Return to Treasury Agreement, between Intellinetics, Inc. and A. Michael Chretien, dated February 15, 2013.	10-Q	4.2	05-15-2013
4.26	Warrant issued to A. Michael Chretien by Intellinetics, Inc. dated February 15, 2013	10-Q	4.3	05-15-2013

4.27	Return to Treasury Agreement between Intellinetics, Inc. and Matthew L. Chretien dated February 15, 2013	10-Q	4.4	05-15-2013
4.28	Warrant issued to Matthew L. Chretien by Intellinetics, Inc. dated February 15, 2013	10-Q	4.5	05-15-2013
4.29	Assignment and Assumption of Note between Intellinetics Inc. and Intellinetics, Inc. dated February 15, 2013	10-Q	4.6	05-15-2013
4.30	Form of Convertible Promissory Note between the Company and the Investors	10-Q	4.10	05-15-2013
4.31	Form of First Amendment to Convertible Promissory Note to that certain Convertible Promissory Note referenced in Exhibit 4.1 of the Exhibit Index to this Form 10-K	10-Q	4.2	08-14-2013
4.32	Form of warrant issued to Investors	10-Q	4.11	05-15-2013
4.33	Form of Convertible Promissory Note of Intellinetics, Inc.	8-K	4.1	02-13-2012
4.34	Form of Convertible Promissory Note between the Company and the investors	8-K	10.1	11-14-2013
4.35	Form of Convertible Promissory Note issued on December 31, 2013 by Intellinetics, Inc.	8-K	10.1	01-02-2014
4.36	Form of Convertible Promissory Note issued on February 4, 2014 by Intellinetics, Inc.	8-K	10.1	02-10-2014
4.37	Form of Convertible Promissory Note dated October 16, 2014 by Intellinetics, Inc.	8-K	10.1	10-16-2014
4.38	Form of Convertible Promissory Note dated June 25, 2016 by Intellinetics, Inc.	8-K	10.1	07-02-2015
4.39	Form of Allonge to Convertible Promissory Note dated August 7, 2015	8-K	10.1	08-10-2015
4.40	Form of Investor Warrant	8-K	10.2	01-05-2016
4.41	Form of Placement Agent Warrants	8-K	10.3	01-05-2016
4.42	Form of Noteholder Warrant	8-K	10.5	01-05-2016
10.1	Amended Employment Agreement of A. Michael Chretien, dated September 16, 2011	8-K	10.35	02-13-2012
10.2	Amended Offer of Employment of A. Michael Chretien, dated September 16, 2011	8-K	10.36	02-13-2012
10.3	Amended Employment Agreement of Matthew L. Chretien, dated September 16, 2011	8-K	10.37	02-13-2012
10.4	Amended Offer of Employment of Matthew L. Chretien, dated September 16, 2011	8-K	10.38	02-13-2012
10.5	Offer of Employment of Kendall D. Gill dated September 24, 2012	8-K	10.1	09-27-2012
10.6	Employment Agreement of Kendall D. Gill dated September 24, 2012	8-K	10.2	09-27-2012
10.7	Lease Renewal Agreement by and between Intellinetics, Inc. and Dividend Drive LLC, dated as of February 21, 2012	8-K	10.41	02-13-2012
10.8	Intellinetics, Inc. 2015 Equity Incentive Plan	8-K	10.3	04-30-2015
10.9	Form of Non-Qualified Stock Option Agreement under Company’s 2015 Equity Incentive Plan +
10.10	Form of Incentive Stock Option Agreement under Company’s 2015 Equity Incentive Plan	8-K	10.6	01-05-2016
10.11	Form of Securities Purchase Agreement between the Company and the Investors	8-K	10.1	01-05-2016
10.12	Form of Note Purchase Agreement between the Company and the Noteholders	8-K	10.4	01-05-2016
21.1	List of Subsidiaries of Intellinetics, Inc. +
31.1	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 +
31.2	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 +
32.1	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 +
32.2	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 +
101.INS	XBRL Instance Document +
101.SCH	XBRL Taxonomy Extension Schema Document +
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document +
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document +
101.LAB	XBRL Taxonomy Extension Label Linkbase Document +
101.PRE	XBRL Taxonomy Extension Linkbase Document +

+	Filed herewith: