Form 10-K/A
period 2015-12-31
INTELLINETICS, INC.
filed 2016-04-29
CIK 1081745

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $ 4,060,161

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 16,794,992 shares of Common Stock, par value $0.001 per share, were outstanding as of April 22, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Intellinetics, Inc. (“Intellinetics,” the “Company,” “we,” “us”) is filing this Amendment No. 1 to Form 10-K on Form 10-K/A (the “Form 10-K/A”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Form 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2016. The purpose of this Form 10-K/A is solely to disclose the information required in Part III (Items 10, 11, 12, 13, and 14) of the Form 10-K, which information was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K. Accordingly, we hereby amend and replace in its entirety Part III of the Form 10-K.

In addition, pursuant to the rules of the SEC, Item 15 of Part IV has been amended to include the currently dated certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and principal financial officer are filed with this Form 10-K/A as Exhibits 31.1 and 31.2 hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. We are not including the certificate under Section 906 of the Sarbanes Oxley Act of 2002, as no financial statements are being filed with this Form 10-K/A.

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

Executive Officers and Board of Directors

On April 22, 2016, our executive officers and directors included the following:

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

A. Michael Chretien, Vice President of Compliance, Secretary. Mr. A. Michael Chretien is a co-founder of Intellinetics and has served as Intellinetics’ Vice President of Compliance, and Secretary since September 2011. From 1999 until April 2015, Mr. Chretien served as Intellinetics’ Chairman of the Board. Prior to joining Intellinetics, Mr. Chretien served for twenty-six years in the Federal Bureau of Investigation.

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

Committees of the Board of Directors

Our Board of Directors has established a standing Audit Committee, Compensation Committee, and Nominating Committee. Each committee operates under a written charter that has been adopted by our Board. Each member of each of these Board committees is an independent director.

Audit Committee

Our Board of Directors has established an Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act. In 2014, the members of the Audit Committee were Rye D’Orazio and Robert C. Schroeder. On May 13, 2015, the Board of Directors elected Murray Gross to also serve on the audit committee. The Board of Directors has determined that all members are independent under our standards of director independence. The Board of Directors has determined that each member of the Audit Committee is financially literate and that Robert C. Schroeder qualifies as an “audit committee financial expert,” as that term is defined in Item 407(d) of Regulation S-K under the Exchange Act. The Audit Committee met four times during 2015.

Codes of Ethics

We have adopted a code of ethics, each designed to encourage our directors, officers and employees to act with the highest level of integrity. This code is available as attached, and on the Investor Relations section of our website at www.intellinetics.com.

The Intellinetics, Inc. Code of Business Conduct and Ethics is a code of conduct that applies to all of our directors, officers and employees. Under the Code of Business Conduct and Ethics, each officer, director and employee is required to maintain a commitment to high standards of business conduct and ethics. The Code of Business Conduct and Ethics covers many areas of professional conduct, including conflicts of interest, protection of confidential information, and strict adherence to laws and regulations applicable to the conduct of our business. Directors, officers and employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Business Conduct and Ethics.

If we make any amendment to, or grant any waiver from a provision of, our code of conduct with respect to any director, executive officer or senior financial officer, we will disclose the nature of such amendment or waiver on our website, in a Current Report on Form 8-K or both.

Communications directed to members of the Board will be forwarded to the intended Board members, unless such communications are deemed advertisements or promotional, clearly unrelated to our business or to Board or committee matters, or unduly hostile, threatening, illegal or otherwise unnecessary or inappropriate to forward.

 Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and persons who beneficially own more than ten percent (10%) of our common stock, who are hereinafter collectively referred to as the Reporting Persons, to file reports with the SEC of beneficial ownership and reports of changes in beneficial ownership of our common stock on Forms 3, 4 and 5. Reporting Persons are required by applicable SEC rules to furnish us with copies of all such forms filed with the SEC pursuant to Section 16(a) of the Exchange Act. To our knowledge, based solely on our review of the copies of the Forms 3, 4 and 5 received by us during the fiscal year ended December 31, 2014 and representations that no other reports were required, we believe that all reports required to be filed by such persons with respect to the Company’s fiscal year ended December 31, 2015, were timely filed, with the exception of the following transactions:

On February 10, 2015, and March 11, 2015, Michael Taglich was issued convertible notes by the Company. The Form 4 associated with these transactions was filed April 28.

On May 20, 2015, June 3, 2015, June 17, 2015, Michael Taglich was issued convertible notes by the Company. The Form 4 associated with these transactions was filed July 17, 2015.

On August 26, 2015, and September 22, 2015, Michael Taglich was issued convertible notes by the Company. The Form 4 associated with these transactions was filed October 30, 2015.

On December 29, 2015, Michael Taglich, as a beneficial indirect owner, purchased units, consisting of common stock and warrants. The Form 4 associated with this transaction was filed March 21, 2016.

On December 31, 2015, Michael Taglich purchased units, consisting of common stock and warrants, in exchange for a surrender of convertible notes held by Mr. Taglich and issued by the Company. The Form 4 associated with this transaction was filed March 21, 2016.

On February 10, 2015, and March 11, 2015, Robert Taglich was issued convertible notes by the Company. The Form 4 associated with these transactions was filed April 28.

On May 20, 2015, June 3, 2015, June 17, 2015, Robert Taglich was issued convertible notes by the Company. The Form 4 associated with these transactions was filed July 17, 2015.

On August 26, 2015, and September 22, 2015, Robert Taglich was issued convertible notes by the Company. The Form 4 associated with these transactions was filed October 30, 2015.

On December 31, 2015, Robert Taglich purchased units, consisting of common stock and warrants, in exchange for a surrender of convertible notes held by Mr. Taglich and issued by the Company. The Form 4 associated with this transaction was filed March 21, 2016.

On December 31, 2015, Murray Gross purchased units, consisting of common stock and warrants, in exchange for a surrender of convertible notes held by Mr. Gross and issued by the Company. The Form 4 associated with this transaction was filed January 19, 2016.

On December 31, 2015, Matthew L Chretien purchased units, consisting of common stock and warrants, in exchange for a surrender of convertible notes held by Mr. Chretien and issued by the Company. The Form 4 associated with this transaction was filed March 21, 2016.

On December 31, 2015, Robert Schroeder purchased units, consisting of common stock and warrants, in exchange for a surrender of convertible notes held by Mr. Schroeder and issued by the Company. The Form 4 associated with this transaction was filed March 21, 2016.

ITEM 11.	EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

As a “smaller reporting company” under SEC rules, our “Named Executive Officers” (or “NEOs”) consist of (i) the individual(s) who served or acted as the Company’s principal executive officer during the last completed fiscal year; (ii) the Company’s two most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers at the end of the last completed fiscal year; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to clause (ii) but for the fact that the individual was not serving as one of our executive officers at the end of the last completed fiscal year. For the year ended December 31, 2015, our NEOs were the following individuals:

•	Matthew L. Chretien, our President, Chief Executive Officer, Chief Technology Officer, and Treasurer;

•	Kendall D. Gill, our Chief Financial Officer; and

•	Thomas D. Moss, our Chief Software Engineer;

Summary Compensation Table

The following table sets forth certain information relating to the total compensation earned for services rendered to us in all capacities by (i) the persons serving as our President and Chief Executive Officer, and (ii) our two other most highly compensated executive officers.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Matthew L. Chretien	2015	135,000	-	-	-	-	-	-	135,000
President and Chief Executive Officer	2014	173,092	-	-	-	-	-	-	173,902
Kendall D. Gill	2015	120,462	-	-	-	-	-	-	120,462
Chief Financial Officer	2014	134,292	-	-	-	-	-	-	134,292
Thomas D. Moss	2015	150,577	-	-	-	-	-	-	150,577
Chief Software Engineer	2014	145,000	-	-	-	-	-	-	145,000

Employment Agreements with our Executive Officers

Pension Benefits

We do not provide, sponsor or maintain any pension arrangements for our named executive officers or for our employees. Our named executive officers are eligible to participate in our 401(k) defined contribution plan. None of our named executive officers participated in our 401(k) plan during fiscal 2015.

Non-Qualified Deferred Compensation

We do not provide and we have not adopted any non-qualified deferred contribution plans or other deferred compensation plans. In the future, the Compensation Committee may elect to provide our officers and other employees with non-qualified deferred contribution or deferred compensation benefits if the Compensation Committee determines that doing so is in our best interests.

Employment Agreements with our Executive Officers

Intellinetics Ohio is a party to employment agreements with Matthew L. Chretien and A. Michael Chretien, both dated as of September 16, 2011. The Company does not have employment agreements with the executive officers because the Company believes the agreements between Intellinetics Ohio and each of the above named executive officers is expected to control the terms of their employment with the Company, as Intellinetics Ohio is the sole operating subsidiary of the Company. On September 24, 2012, pursuant to an Offer of Employment and Employment Agreement, the Company appointed Kendall D. Gill as the Chief Financial Officer. Each executive with an agreement listed below has informally agreed to receive less in salary than they are entitled to receive under their Employment Agreements at the current time, while the Company is managing available cash and working towards profitability.

Agreement with Matthew L. Chretien

Under this agreement, Matthew L. Chretien agrees to serve as the Interim President and Chief Executive Officer, Principal Accounting Officer, and Treasurer of Intellinetics, and to devote his full-time efforts to his employment with Intellinetics. Pursuant to the agreement, Matthew L. Chretien (i) receives compensation at the rate of $195,000 per year, (ii) is eligible to participate in certain employee benefit programs, including a 401(k) plan, health insurance, paid vacation, access to an exercise facility, and use of certain company-paid technology, (iii) may become eligible, at the sole discretion of Intellinetics, for profit sharing, commissions, and bonuses, and (iv) was entitled to receive deferred compensation in the form of a lump sum payment of $100,828 on March 31, 2015. The Company notified Mr. Chretien on March 31, 2015, that payment of the lump sum amount scheduled for March 31, 2015 is deferred subject to the Company’s available cash flow. The term of the agreement is indefinite, and both parties stipulate and agree that Matthew L. Chretien is an “at will” employee under Ohio law, which governs the agreement. The agreement can also terminate (i) if Intellinetics discontinues the operation of its business, or (ii) at the option of Intellinetics in the event that Matthew L. Chretien becomes permanently disabled. Under the agreement, Matthew L. Chretien covenants (i) not to disclose trade secrets or proprietary information of Intellinetics, (ii) not to solicit customers, clients, or employees of Intellinetics for a period of two years after termination of the agreement, and (iii) not to compete with Intellinetics in the state of Ohio for a period of six months after termination of his employment.

Agreement with A. Michael Chretien

Under this agreement, A. Michael Chretien agrees to serve as the Vice President of Compliance and Corporate Secretary, and to devote his full-time efforts to his employment with Intellinetics. Pursuant to the agreement, A. Michael Chretien (i) receives compensation at the rate of $97,500 per year, (ii) is eligible to participate in certain employee benefit programs, including a 401(k) plan, health insurance, paid vacation, access to an exercise facility, and use of certain company-paid technology, (iii) may become eligible, at the sole discretion of Intellinetics, for profit sharing, commissions, and bonuses, and (iv) was entitled to receive deferred compensation in the form of a lump sum payment of $114,183 on March 31, 2015. The Company notified Mr. Chretien on March 31, 2015, that payment of the lump sum amount scheduled for March 31, 2015 is deferred subject to the Company’s available cash flow. The term of the agreement is indefinite, and both parties stipulate and agree that A. Michael Chretien is an “at will” employee under Ohio law, which governs the agreement. The agreement can also terminate (i) if Intellinetics discontinues the operation of its business, or (ii) at the option of Intellinetics in the event that Mr. Chretien becomes permanently disabled. Under the agreement, A. Michael Chretien covenants (i) not to disclose trade secrets or proprietary information of Intellinetics, (ii) not to solicit customers, clients, or employees of Intellinetics for a period of two years after termination of the agreement, and (iii) not to compete with Intellinetics in the state of Ohio for a period of six months after termination of his employment.

Agreement with Kendall D. Gill

Under this agreement, Kendall D. Gill (i) receives compensation at the rate of $145,000 per year, (ii) is eligible to participate in certain employee benefit programs, including a 401(k) plan, health insurance, paid vacation, access to an exercise facility, and use of certain company-paid technology, and (iii) may become eligible, at the sole discretion of the Company, for profit sharing, and bonuses. The term of the agreement is indefinite, and both parties stipulate and agree that Kendall D. Gill is an “at will” employee under Ohio law, which governs the agreement. Under the agreement, Kendall D. Gill covenants (i) not to disclose trade secrets or proprietary information of the Company, (ii) not to solicit customers, clients, or employees of the Company for a period of two years after termination of the agreement, and (iii) not to compete with the Company in the state of Ohio for a period of six months after termination of his employment. Under the agreement, on September 24, 2012, Kendall D. Gill was awarded 250,000 restricted common shares of the Company, $0.001 par value, (subject to the applicable holding period restrictions under Rule 144) in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Director Compensation

Director Compensation 2015

	Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)	Non-equity Incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other Compensation ($)
	(a)	(b)	( c )	(d)	(e)	(f)	(g)
A	Sophie Pibouin	$25,000	-	$105,000	-	-	-
B	Murray H. Gross	-	-	$520,000	-	-	-
C	Rye D'Orazio	-	-	-	-	-	-
D	Robert C. Schroeder	-	-	-	-	-	-
E	Matthew L. Chretien	-	-	-	-	-	-

A	On March 20, 2015, the Board approved annual cash compensation for Ms. Pibouin for her services as director of $25,000 per year. On April 30, 2015, the Company entered into a Non-Qualified Stock Option Agreement, subject to the 2015 Intellinetics Inc. Equity Incentive Plan, with Ms. Pibouin for the issuance of options to purchase 128,000 shares of common stock of the Company in exchange for her services as a Director of the Company. The options are vested, and carry an exercise price of $0.75 per share.

B	On April 30, 2015, the Company entered into a Non-Qualified Stock Option Agreement, subject to the 2015 Intellinetics Inc. Equity Incentive Plan, with Murray Gross for the issuance of options to purchase 640,000 shares of common stock of the Company in exchange for his services as a Director of the Company. Portions of the options are subject to certain performance-based vesting requirements and carry an exercise price of $0.75 per share.

None of the directors of Intellinetics received compensation for services rendered as a director during the year ended December 31, 2014.

In 2015, the Compensation Committee and Board of Directors approved the following compensation arrangements to compensate directors for their services as directors:

•	On March 20, 2015, the Board approved annual cash compensation for Ms. Pibouin for her services as director of $25,000 per year. On April 30, 2015, the Company entered into a Non-Qualified Stock Option Agreement, subject to the 2015 Intellinetics Inc. Equity Incentive Plan, with Ms. Pibouin for the issuance of options to purchase 128,000 shares of common stock of the Company in exchange for her services as a Director of the Company. The options vest on a quarterly schedule, and carry an exercise price of $0.75 per share.

•	On April 30, 2015, the Company entered into a Non-Qualified Stock Option Agreement, subject to the 2015 Intellinetics Inc. Equity Incentive Plan, with Murray Gross for the issuance of options to purchase 640,000 shares of common stock of the Company in exchange for his services as a Director of the Company. Portions of the options are subject to certain performance-based vesting requirements and carry an exercise price of $0.75 per share.

•	On November 17, 2015, the Compensation Committee, pursuant to the authority given to it by the Board and under the 2015 Intellinetics Inc. Equity Incentive Plan, approved the following annual compensation for directors, payable on January 2 of each year beginning with 2016:

o	$7,500 cash payment,

o	Restricted stock equal to $7,500 as of the date of grant, in Company shares, pursuant to the 2015 Intellinetics Inc. Equity Incentive Plan, and

o	An additional amount of restricted stock equal to $25,000 as of the date of grant, in Company shares, pursuant to the 2015 Intellinetics Inc. Equity Incentive Plan, payable to the Chairman of the Board for his additional services in that role.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table reflects beneficial share ownership by all of our executive officers and directors, and by any shareholders who beneficially own more than 5% of the Company's common stock.

The following table reflects beneficial share ownership by all of our executive officers and directors, and by any shareholders who beneficially own more than 5% of the Company's common stock.

The information provided in the table below is based on our records, information filed with the SEC and information provided by our directors and executive officers.

	Number of Shares
Name of Beneficial Owner	Beneficially Owned		Percentage of Shares Outstanding (1)
DIRECTORS AND OFFICERS
Matthew Chretien, President, CEO 2190 Dividend Drive, Columbus, OH 43228	1,537,961	(2)	8.39%

Michael Chretien, VP of Compliance, Secretary 2190 Dividend Drive, Columbus, OH 43228	1,396,685		8.32%

Kendall D Gill, CFO 2190 Dividend Drive, Columbus, OH 43228	85,714	(3)	*

Murray Gross, Chairman 2190 Dividend Drive, Columbus, OH 43228	1,055,712	(4)	6.03%

Rye D'Orazio, Director 2190 Dividend Drive, Columbus, OH 43228	204,961		1.22%

Sophie Pibouin, Director 2190 Dividend Drive, Columbus, OH 43228	136,333	(5)	*

Robert Schroeder, Director 2190 Dividend Drive, Columbus, OH 43228	598,559	(6)	3.51%

Officers and Directors as a Group (7 Persons)	5,015,925	(7)	27.03%

SHAREHOLDERS WITH 5% OR MORE BENEFICIAL OWNERSHIP
Michael Taglich 275 Madison Ave., Suite 1618, New York, NY 10016	4,031,526	(8)	22.37%

Robert F. Taglich 275 Madison Ave., Suite 1618, New York, NY 10016	3,645,177	(9)	20.40%

* Less than 1%

(1)	Based upon 16,794,992 shares of common stock issued and outstanding, plus shares beneficially owned but not issued for each respective shareholder.

(2)	Beneficial ownership includes 610,595 shares of common stock underlying stock options and warrants issued to Mr. Chretien but not yet exercised.

(3)	Beneficial ownership includes 50,000 shares of common stock underlying stock options issued to Mr. Gill but not yet exercised.

(4)	Beneficial ownership includes 703,169 shares of common stock underlying stock options and warrants issued to Mr. Gross but not yet exercised.

(5)	Beneficial ownership includes 128,000 shares of common stock underlying stock options issued to Ms. Pibouin but not yet exercised.

(6)	Beneficial ownership includes 272,770 shares of common stock underlying stock options and warrants issued to Mr. Schroeder but not yet exercised.

(7)	Beneficial ownership includes 1,764,534 shares of common stock underlying stock options and warrants issued to the directors and officers but not yet exercised, as disclosed in footnotes 2 through 6.

(8)	Beneficial ownership includes 1,225,162 shares of common stock underlying warrants issued to, or otherwise considered beneficially owned through family relationship or control by, Mr. Michael Taglich but not yet exercised.

(9)	Beneficial ownership includes 1,074,726 shares of common stock underlying warrants issued to Mr. Robert Taglich but not yet exercised.

OUTSTANDING EQUITY AWARDS AT 2015 FISCAL YEAR END

There were no outstanding equity awards at 2015 Fiscal Year End.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The following is a summary of the related party transactions that Intellinetics has participated in at any time during each of the previous two fiscal years, as required to be disclosed by all Smaller Reporting Companies. Related party includes those individuals required to be listed as a related party under Item 401 of Regulation S-K.

On December 31, 2014, the Company and Ramon Shealy, a former director of the Company who resigned in 2013, agreed to extend until January 1, 2020 the maturity date of a promissory note previously issued by the Company to Mr. Shealy, with an original principal amount of $250,000, bearing interest at a rate of 10% per annum, without changing any other terms of the promissory note. The largest aggregate amount of principal outstanding during 2015 was $193,453, the total amount of principal paid during 2015 was $28,654, the total amount of interest paid during 2015 was $16,559, and the amount outstanding as of March 25, 2016 is $156,520.

On December 31, 2014, Intellinetics and Jackie Chretien, a person related to the President & CEO of the Company, agreed to extend until January 1, 2016 the maturity date of a promissory note previously issued by the Company to Ms. Chretien, with an original principal balance of $80,000, without changing any other terms of that promissory note. On January 1, 2016, the Company repaid in full the outstanding principal and accrued interest on this note.  The largest aggregate amount of principal outstanding during 2015 was $15,000, the amount outstanding as of March 25, 2016 is $0, the total amount of principal paid during 2015 was $0, and the total amount of interest paid during 2015 was $0.

On December 31, 2014, Intellinetics and A. Michael Chretien, Secretary of the Company and VP for Compliance, agreed to extend until January 1, 2016 the maturity date of a promissory note previously issued by the Company to Mr. Chretien, without changing any other terms of that promissory note. On January 1, 2016, the Company repaid in full the outstanding principal and accrued interest on this note.  The largest aggregate amount of principal outstanding during 2015 was $40,415, the amount outstanding as of March 25, 2016 is $0, the total amount of principal paid during 2015 was $0, and the total amount of interest paid during 2015 was $0.

The following convertible notes were issued by the Company to directors, officers, and shareholders holding more than 5% beneficial ownership of the Company’s common stock. The terms for all of the following notes provide for interest at an annual rate of 10% until the maturity date of December 31, 2015. Pursuant to the terms of each note and in accordance with the Note Exchange (detailed below), the noteholders converted the notes into shares of common stock, par value $0.001 per share, of the Company at a conversion rate set forth below. Any notes not paid or converted by their maturity date would have accrued interest at the annual rate of 12% from the maturity date until the date the notes were repaid in full. Any interest not paid quarterly also accrued interest at the annual rate of 12%.

Name and Affiliation to Company	Date of Note	Conversion Rate per Share	Original Principal Balance of Note	Largest aggregate amount of principal outstanding during 2015	Amount outstanding as of March 28, 2016 (principal and interest)	Amount of principal paid during 2015*	Amount of interest paid during 2015*
Matthew L. Chretien Officer and Director	6/10/2014	$0.56	10,000	10,000	-0-	10,000	2,715
Robert Schroeder Director	5/9/2014	$0.56	30,000	30,000	-0-	30,000	8,696
Michael Taglich 5% Shareholder	5/9/2014	$0.56	30,000	30,000	-0-	30,000	8,696
Robert Taglich 5% Shareholder	5/9/2014	$0.56	30,000	30,000	-0-	30,000	8,696
Michael Taglich 5% Shareholder	7/10/2014	$0.56	350,534	350,534	-0-	350,534	87,509
Robert Taglich 5% Shareholder	7/10/2014	$0.56	350,534	350,534	-0-	350,534	87,509

* Principal and interest were converted to equity.

The following convertible notes were issued by the Company to directors, officers, and shareholders holding more than 5% beneficial ownership of the Company’s common stock. The terms for all of the following notes provide for interest at an annual rate of 6% until the maturity date of December 31, 2015. Pursuant to the terms of each note and in accordance with the Note Exchange (detailed below), the noteholders converted the notes into shares of common stock, par value $0.001 per share, of the Company at a conversion rate set forth below. Any notes not paid or converted by their maturity date would have accrued interest at the annual rate of 12% from the maturity date until the date the notes were repaid in full. Any interest not paid quarterly also accrued interest at the annual rate of 12%.

Name and Affiliation to Company	Date of Note	Conversion Rate per Share	Original Principal Balance of Note	Largest aggregate amount of principal outstanding during 2015	Amount outstanding as of March 28, 2016 (principal and interest)	Amount of principal paid during 2015*	Amount of interest paid during 2015*
Robert Schroeder Director	10/9/2014	$0.30	15,000	15,000	-0-	15,000	4,369
Michael Taglich 5% Shareholder	10/9/2014	$0.30	80,000	80,000	-0-	80,000	23,303
Michael Taglich 5% Shareholder	12/17/2014	$0.30	100,000	100,000	-0-	100,000	22,323
Michael Taglich 5% Shareholder	2/10/2015	$0.30	50,000	50,000	-0-	50,000	8,786
Michael Taglich 5% Shareholder	3/11/2015	$0.30	50,000	50,000	-0-	50,000	7,595
Robert Taglich 5% Shareholder	10/9/2014	$0.30	80,000	80,000	-0-	80,000	23,303
Robert Taglich 5% Shareholder	12/17/2014	$0.30	100,000	100,000	-0-	100,000	22,323
Robert Taglich 5% Shareholder	2/10/2015	$0.30	50,000	50,000	-0-	50,000	8,786
Robert Taglich 5% Shareholder	3/11/2015	$0.30	50,000	50,000	-0-	50,000	7,595

* Principal and interest were converted to equity.

The following convertible notes were issued by the Company to directors, officers, and shareholders holding more than 5% beneficial ownership of the Company’s common stock. The terms for all the following notes provide for interest at an annual rate of 10 percent until maturity three months following the effective date, with interest payable quarterly. Pursuant to the terms of each note and in accordance with the Note Exchange (detailed below), the noteholders converted the notes into shares of common stock, par value $0.001 per share, of the Company at a conversion rate set forth below. Any notes not paid or converted by their maturity date would have accrued interest at the annual rate of 12% from the maturity date until the date the notes were repaid in full. Any interest not paid quarterly also accrued interest at the annual rate of 12%.

Name and Affiliation to Company	Date of Note	Conversion Rate per Share	Original Principal Balance of Note	Largest aggregate amount of principal outstanding during 2015	Amount outstanding as of March 28, 2016 (principal and interest)	Amount of principal paid during 2015*	Amount of interest paid during 2015*
Michael Taglich 5% Shareholder	5/20/2015	$0.6	20,000	20,000	-0-	20,000	1,524
Michael Taglich 5% Shareholder	6/3/2015	$0.57	10,000	10,000	-0-	10,000	708
Michael Taglich 5% Shareholder	6/17/2015	$0.57	50,000	50,000	-0-	50,000	3,274
Michael Taglich 5% Shareholder	7/15/2015	$0.54	25,000	25,000	-0-	25,000	1,495
Michael Taglich 5% Shareholder	8/26/15	$0.6	36,000	36,000	-0-	36,000	1,572
Michael Taglich 5% Shareholder	9/22/15	$0.58	50,000	50,000	-0-	50,000	1,666
Robert Taglich 5% Shareholder	5/20/2015	$0.6	20,000	20,000	-0-	20,000	1,524
Robert Taglich 5% Shareholder	6/3/2015	$0.57	10,000	10,000	-0-	10,000	708
Robert Taglich 5% Shareholder	6/17/2015	$0.57	50,000	50,000	-0-	50,000	3,274
Robert Taglich 5% Shareholder	7/15/2015	$0.54	25,000	25,000	-0-	25,000	1,495
Robert Taglich 5% Shareholder	8/26/15	$0.6	36,000	36,000	-0-	36,000	1,572
Robert Taglich 5% Shareholder	9/22/15	$0.58	50,000	50,000	-0-	50,000	1,666

* Principal and interest were converted to equity.

Return to Treasury of Shares and Issuance of Contingent Warrants

On February 15, 2016, A. Michael Chretien exercised warrants to purchase 500,000 shares of common stock of the Company, from the Company, at an exercise price of $0.007 per share. These warrants were issued as consideration for A. Michael Chretien returning to treasury 500,000 shares of common stock he owned in 2013.

Matthew L. Chretien continues to hold a four-year warrant, expiring in February 2017, to purchase 500,000 shares of common stock of the Company, from the Company, at an exercise price of $0.007 per share. These warrants were issued as consideration for Matthew L. Chretien returning to treasury 500,000 shares of common stock he owned in 2013.

Notes payable due to related parties consist of the following:

	December 31, 2015	December 31, 2014
The $80,000 Jackie Chretien Note	$15,000	$15,000
The $55,167 A. Michael Chretien Note	40,415	40,415
The $250,000 Shealy Note	0	45,000
Convertible Notes Payable to Robert Schroeder	0	10,000
Convertibe Note Payable to Matthew Chretien	0	560,534
Convertible Notes Payable to Michael Taglich	0	560,534
Convertible Notes Payable to Robert Taglich	0	50,000
Total notes payable - related party	55,415	1,281,483
Less current portion	(55,415)	(1,226,068)
Long-term portion of notes payable-related party	$0	$55,415

Sales of Equity to Related Parties

Certain related parties participated in two private placements of securities with investors.

On December 29, 2015, December 31, 2015, and January 25, 2016, the Company entered into securities purchase agreements with certain accredited investors, pursuant to which it sold an aggregate of 1,333,333 units at a price of $1.20 per unit. Each unit consisted of two shares of the Company’s common stock, par value $0.001 per share, and a five-year warrant to purchase one share of the Company’s common stock at an exercise price of $0.65 per share (the “2015 Offering”). The following related persons participated in the 2015 Offering, on the same terms as all other investors participating in the offering:

Name of Investor	Relationship to the Company	Number of Units Purchased	Date of Transaction
Michael Taglich C/F Hope Taglich UGMA	Assets held for the benefit of a family member of Michael Taglich, who beneficially owns more than 5% of the common stock of the Company.	25,000.0	12/29/2015
Michael Taglich Cust for Lucy Taglich UTMA NY	Assets held for the benefit of a family member of Michael Taglich, who beneficially owns more than 5% of the common stock of the Company.	25,000.0	12/29/2015
Michael Taglich Custodian FBO Amanda Taglich UTMA NY until age 21	Assets held for the benefit of a family member of Michael Taglich, who beneficially owns more than 5% of the common stock of the Company.	25,000.0	12/29/2015
Michael Taglich Custodian FBO Stella Taglich UTMA until age 21	Assets held for the benefit of a family member of Michael Taglich, who beneficially owns more than 5% of the common stock of the Company.	25,000.0	12/29/2015
Murray H. Gross	Director and Chairman of the Board; Beneficially owns more than 5% of the common stock of the Company.	10,000.0	1/25/2016
Michael N. Taglich	Beneficially owns more than 5% of the common stock of the Company.	12,599.0	1/25/2016

On December 31, 2015 and January 6, 2016, the Company entered into note purchase agreements with certain accredited investors, pursuant to which it exchanged convertible notes with an aggregate principal and accrued interest balance of $2,632,684.67 into 1) shares of the Company’s common stock, par value, $0.001 per share at the conversion rate set forth therein for each note (as detailed above), and 2) an amount of warrants equal to 50% of the principal and accrued interest converted for each note, divided by 0.6 (the 2015 Note Exchange”). Such warrants were five-year warrants to purchase shares of common stock at an exercise price of $0.65 per share.

Name of Investor	Relationship to the Company	Amount of Principal and Interest Converted	Date of Transaction
Michael N. Taglich	Beneficially owns more than 5% of the common stock of the Company.	$1,019,984.99	12/31/2015
Robert F. Taglich	Beneficially owns more than 5% of the common stock of the Company.	$1,019,984.99	12/31/2015
Robert C. Schroeder	Director;	$58,065.21	12/31/2015
Murray H. Gross	Director; Chairman of the Board; Beneficially owns more than 5% of the common stock of the Company.	$63,802.74	12/31/2015
Matthew L. Chretien	Director; President & CEO; Beneficially owns more than 5% of the common stock of the Company.	$12,714.52	12/31/2015

Service Provider Equity

On September 29, 2014, Murray H. Gross received 89,285 restricted shares of Company common stock as compensation for consulting services provided to the Company. Murray H. Gross was not a related party to the Company at the time of this transaction, but he has subsequently become a Director and Chairman of the Board of the Company (on April 30, 2015).

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

Intellinetics has obtained liability insurance for its directors and officers covering, subject to exceptions, any actual or alleged negligent act, error, omission, misstatement, misleading statement, neglect or breach of duty by such directors or officers, individually or collectively, in the discharge of their duties in their capacities as directors and officers of the Company.

Review, Approval or Ratification of Transactions with Related Persons

The written charter for the audit committee requires that all transactions between the Company and any related person (as defined in Item 404 of Regulation S-K) be reviewed, approved, and overseen by the audit committee, which is comprised of independent directors.

Promoters and Certain Control Persons

 Robert C. Schroeder, a director of the Company, is the Vice President of Investment Banking at Taglich Brothers, Inc. Robert F. Taglich and Michael N. Taglich, each beneficial owners of more than 10% of the Company’s common stock, are also both principals of Taglich Brothers, Inc. In July 2014, the Company retained Taglich Brothers, Inc. as a placement agent for the sale of the convertible notes, which sale concluded a private offering of debt in the amount of $500,000. In connection with the Offering, the Company paid Taglich Brothers, Inc. in the form of a convertible note with a principal amount of $10,800 (with terms identical to the Convertible Notes sold in the offering), which represented an 8% commission of the gross proceeds. In addition, Taglich Brothers, Inc. earned warrants to purchase 24,107 shares of common stock, which represented 10% of the shares of common stock into which the Convertible Notes sold in the offering could be converted into at $0.56 per share, which have an exercise price of $0.56 per share of common stock, will be exercisable for a period of four years, contain customary cashless exercise and anti-dilution protection and are entitled to registration rights.

The Company also retained Taglich Brothers, Inc. as the exclusive placement agent for a private offering of securities (common stock and warrants) on December 29, 2015, December 31, 2015, and January 25, 2016 (the “Private Placement”), as well as a private offering of securities involving the conversion of outstanding Company convertible notes in exchange for stock and warrants (the “Note Exchange”). In connection with the offering, the Company paid Taglich Brothers, Inc. a cash payment of $ 370,614, which represented an 8 % commission of the gross proceeds of the Private Placement and 8% commission of the total amount of principal and interest converted in the Note Exchange, and approximately $ 30,000 for reimbursement for reasonable out of pocket expenses, FINRA filing fees and related legal fees. In addition, the Company issued warrants to the designees of Taglich Brothers, Inc. to purchase 910,216 shares of common stock, which represented 10 % of the shares of common stock sold in the Private Placement, and 10% of the shares of common stock issued in the Note Exchange. The warrants have an exercise price of $ 0.715 per share of common stock, will be exercisable for a period of five years, contain customary cashless exercise and anti-dilution protection and are entitled to registration rights.

Director Independence

In accordance with Rule 407(c)(a)(ii) of Regulation S-K, we are not a listed issuer and we use the definition of independence as set forth in Rule 10A-3 of the Securities Exchange Act of 1934 and the rules of the NASDAQ Stock Market. We are a smaller reporting company with a small number of directors. Currently we have independent directors as a majority of our Board. It is anticipated that, in the near future, the board of directors will recruit additional independent directors to join the Board and also our Board committees. The charters our compensation committee, audit committee, and nomination and corporate governance committees require that all members of each committee be independent. Currently, Robert C. Schroeder, Rye D’Orazio, Murray Gross, and Sophie Pibouin serve as our independent directors, and collectively they comprise 100% of the membership of the audit, compensation, and nomination and corporate governance committees.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accountants

Our independent registered public accountants were GBP Partners LLC during 2015 and 2014. The following table presents fees for professional services provided by GBQ Partners LLC for audit services and other services rendered to us during the fiscal years ended December 31, 2015 and 2014.

GBQ Partners LLC	2015	2014

Audit Fees	$75,178	$72,927

Audit-Related Fees

All Other Fees

Total Fees	$75,178	$72,927

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

All Other Fees

We did not engage GBQ Partners to provide any information technology services or any other services during the fiscal years ended December 31, 2015 and 2014.

Pre-Approval Policies and Procedures

Our Audit Committee specifically approved the audit and audit-related services performed GBQ Partners for the periods ended December 31, 2015 and 2014, when applicable.

For the fiscal year ending December 31, 2015, our Audit Committee pre-approved audit-related and non-audit related services not prohibited by law to be performed by our independent registered public accountants and associated fees. Audit Committee pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by the Audit Committee regarding the Company’s engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service provided and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to the Company’s management. The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant pre-approvals, provided such approvals are presented to the Audit Committee at a subsequent meeting. If the Audit Committee elects to establish pre-approval policies and procedures regarding non-audit services, the Audit Committee must be informed of each non-audit service provided by the independent auditor. Audit Committee pre-approval of non-audit services (other than review and attestation services) also will not be required if such services fall within available exceptions established by the SEC.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Exhibit No.	Description

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2016.

Intellinetics, Inc.

By:	/s/ Matthew L. Chretien
Matthew L. Chretien President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 29, 2016.

Name	Title

/s/ Matthew L. Chretien	President, Chief Executive Officer, Chief Technology Officer, Treasurer, and Director
Matthew L. Chretien

/s/ Kendall D. Gill	Chief Financial Officer
Kendall D. Gill

/s/ A. Michael Chretien	Secretary
A. Michael Chretien

/s/ Murray H. Gross	Chairman of the Board, and Director
Murray H Gross

/s/ Rye D’Orazio	Director
Rye D’Orazio

/s/ Robert Schroeder	Director
Robert Schroeder

/s/ Sophie Pibouin	Director
Sophie Pibouin

EXHIBIT INDEX

Exhibit No.	Description

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*filed herewith