Form 10-Q
period 2016-03-31
INTELLINETICS, INC.
filed 2016-05-16
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b- 2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

As of May 12, 2015 there were 16,794,992 shares of the issuer’s common stock outstanding.

INTELLINETICS, INC.

Form 10-Q

March 31, 2016

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the documents incorporated into this report by reference contain, and we may from time to time make, forward-looking statements. From time to time in the future, we may make additional forward-looking statements in presentations, at conferences, in press releases, in other reports and filings and otherwise. Forward-looking statements are all statements other than statements of historical fact, including statements that refer to plans, intentions, objectives, goals, targets, strategies, hopes, beliefs, projections, prospects, expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. The words “may”, “could”, “should”, “would”, “will”, “project”, “intend”, “ continue”, “believe”, “anticipate”, “estimate”, “fore cast”, “expect”, “plan”, “potential”, “opportunity”, “scheduled”, “goal”, “target” and “future”, variations of such words, and other comparable terminology and similar expressions and references to future periods are often, but not always, used to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about the following:

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

Part I Financial Information

Item 1. Financial Statements

INTELLINETICS, INC. and SUBSIDIARY

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2016	2015
ASSETS

Current assets:
Cash	$1,004,441	$1,117,118
Accounts receivable, net	271,324	217,028
Prepaid expenses and other current assets	76,100	46,521

Total current assets	1,351,865	1,380,667

Property and equipment, net	19,647	22,603
Other assets	10,285	10,285

Total assets	$1,381,797	$1,413,555

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$723,337	$826,864
Deferred revenues	510,687	638,193
Deferred compensation	215,012	215,012
Notes payable - current	294,543	401,573
Notes payable - related party - current	35,552	92,805
Total current liabilities	1,779,131	2,174,447

Long-term liabilities:
Notes payable - net of current portion	694,944	782,206
Notes payable - related party	118,161	127,409
Deferred interest expense	144,276	136,078
Other long-term liabilities - related parties	-	12,852

Total long-term liabilities	957,381	1,058,545

Total liabilities	2,736,512	3,232,992

Stockholders' deficit:
Common stock, $0.001 par value, 50,000,000 shares authorized; 16,794,992 and 14,908,439 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	26,795	21,909
Additional paid-in capital	12,532,694	11,537,093
Accumulated deficit	(13,914,204)	(13,378,439)
Total stockholders' deficit	(1,354,715)	(1,819,437)
Total liabilities and stockholders' deficit	$1,381,797	$1,413,555

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended 31,
	2016	2015

Revenues:
Sale of software	$90,874	$190,037
Software as a service	110,156	56,539
Software maintenance services	246,596	228,671
Professional services	98,176	82,238
Third Party services	57,589	26,290

Total revenues	603,391	583,775

Cost of revenues:
Sale of software	19,518	47,522
Software as a service	24,587	10,910
Software maintenance services	46,558	31,008
Professional services	31,355	20,518
Third Party services	27,442	3,579

Total cost of revenues	149,460	113,537

Gross profit	453,931	470,238

Operating expenses:
General and administrative	660,564	365,840
Sales and marketing	187,508	213,977
Depreciation	2,956	3,378

Total operating expenses	851,028	583,195

Loss from operations	(397,097)	(112,957)

Other income (expense)
Interest expense, net	(138,668)	(95,900)

Total other income (expense)	(138,668)	(95,900)

Net loss	$(535,765)	$(208,857)

Basic and diluted net loss per share:	$(0.03)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	16,262,800	7,123,074

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARY

Condensed Consolidated Statement of Stockholders' Deficit

For the Three Months Ended March 31 2016

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2015	14,908,439	$21,909	$11,537,093	$(13,378,439)	$(1,819,437)

Sale of Stock	1,013,198	1,013	558,272	-	559,285

Stock issued to Directors	69,443	69	62,431	-	62,500

Stock Option compensation	-	-	67,193	-	67,193

Convertible Securities Exercised	303,912	304	169,735	-	170,039

Exercise of stock warrants	500,000	3,500	-	-	3,500

Note Conversion Warrant Expense	-	-	137,970	-	137,970

Net loss	-	-	-	(535,765)	(535,765)

Balance, March 31, 2016	16,794,992	$26,795	$12,532,694	$(13,914,204)	$(1,354,715)

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(535,765)	$(208,857)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,956	3,378
Bad debt expense	-	18,082
Amortization of deferred financing costs	708	3,879
Amortization of beneficial conversion option	-	26,767
Stock issued for services	62,500	-
Stock options compensation	67,193	-
Note conversion warrant expense	137,970	-
Changes in operating assets and liabilities:
Accounts receivable	(54,295)	(145,318)
Prepaid expenses and other current assets	(29,579)	14,858
Accounts payable and accrued expenses	(68,489)	57,130
Other long-term liabilities - related parties	(12,852)	34,242
Deferred interest expense	8,198	9,613
Deferred revenues	(127,506)	(62,523)
Total adjustments	(13,196)	(39,892)
Net cash used in operating activities	(548,961)	(248,749)

Cash flows from investing activities:
Purchases of property and equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Sale of Common Stock	559,285	-
Exercise of stock options	3,500	-
Proceeds from notes payable - related parties	-	200,000
Repayment of notes payable	(60,000)	(48,000)
Repayment of notes payable - related parties	(66,501)	(7,557)
Net cash provided by financing activities	436,284	144,443

Net decrease in cash	(112,677)	(104,306)
Cash - beginning of period	1,117,118	184,081
Cash - end of period	$1,004,441	$79,775

Supplemental disclosure of cash flow information:
Cash paid during the period for interest and taxes	$20,294	$11,479

Supplemental disclosure of non-cash financing activities:
Accrued interest on notes payable converted to equity	$35,038	$-
Notes payable conversion warrant expense	113,762	-
Note payable conversion underwriting warrant expense	24,207	-
Notes payable converted to equity	135,000	-

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

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8.03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation of the consolidated financial position of the Company as of March 31, 2016 and the consolidated results of its operations and cash flows for the three months ended March 31, 2016 and March 31, 2015, have been included. The Company has evaluated subsequent events through the issuance of this Form 10-Q. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other interim or future period. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2015 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2016.

3. Liquidity and Management’s Plans

Through March 31, 2016, the Company has incurred an accumulated deficit since inception of $ 13,914,204. At March 31, 2016, the Company had a cash balance of $ 1,004,441.

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

The Company expects that through the next 12 months, the capital requirements to fund the Company’s growth and to cover the operating costs as a public company will consume substantially all of the cash flows that it intends to generate from its operations, in addition to proceeds of any issuances of debt and equity securities, if consummated.   The Company further believes that during this period, while the Company is focusing on the growth and expansion of its business, the gross profit that it expects to generate from operations will not generate sufficient funds to cover these anticipated operating costs.   Our cash requirements are insufficient by approximately $70,000 per month.   During 2015 and the three months ending March 31, 2016, the Company has used the proceeds from convertible note issuances and the sale of common stock to sustain operations and to follow through on the execution of its business plan. We expect that through the next [12] months, the capital requirements to fund our growth, service existing debt obligations, and cover the operating costs as a public company will consume substantially all of the cash flows that we currently generate from operations. There is no assurance that the Company’s plans as discussed above will materialize and/or that the Company will have sufficient funds to fund the Company’s operations.   Given these conditions, the Company’s ability to continue as a going concern is contingent upon successfully managing its cash requirements.   In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrants into established markets, the competitive environment in which the Company operates and its cash requirements.   These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the three months ended March 31, 2016, the Company raised $ 559,285 through the sale of common stock and warrants. The proceeds from the sale were used to fund the Company’s working capital needs and debt repayment.

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

The number of customers that comprise the Company’s customer base, along with the different industries, governmental entities and geographic regions, in which the Company’s customers operate, limits concentrations of credit risk with respect to accounts receivable. The Company does not generally require collateral or other security to support customer receivables; however, the Company may require its customers to provide retainers, up-front deposits or irrevocable letters-of-credit when considered necessary to mitigate credit risk. The Company has established an allowance for doubtful accounts based upon facts surrounding the credit risk of specific customers and past collections history. Credit losses have been within management’s expectations. At March 31, 2016 and December 31, 2015, the Company allowance for doubtful accounts was $ 23,138 and $ 23,786, respectively.

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

On January 1, 2016, the Company granted employees stock options to purchase 250,000 shares of common stock of the Company at an exercise price of $0.90 per share in accordance with the 2015 Intellinetics Inc. Equity Incentive Plan, with vesting continuing until 2019. The total fair value of $196,250 for these stock options will be recognized by the Company over the applicable vesting period. The total stock option compensation for the three months ended March, 2016 was $61,328.

On February 10, 2016, the Company granted employees stock options to purchase 210,000 shares of common stock of the Company at an exercise price of $0.96 per share, in accordance with the 2015 Intellinetics Inc. Equity Incentive Plan, with vesting continuing until 2020. The total fair value of $174,748 for these stock options will be recognized by the Company over the applicable vesting period. The total stock option compensation for the three months ended March 31, 2016 was $5,865.

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

Recent Accounting Pronouncement

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The core principle of ASU 2014- 09 is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, ASU 2014-09 requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, (v) recognize revenue when (or as) the entity satisfies a performance obligation. Entities will generally be required to make more estimates and use more judgment than under current guidance, which will be highlighted for users through increased disclosure requirements. In July 2015, the FASB deferred the effective date for one year beyond the originally specified effective date. The update is now effective for public entities for annual periods beginning after December 15, 2017, including interim periods therein. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Three basic transition methods are available – full retrospective, retrospective with certain practical expedients, and a cumulative effect approach. Management is in the process of evaluating the impact that adoption of ASU 2014-09 will have on the consolidated financial statements and has not yet determined the method by which the Company will adopt the standard.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability rather than as an asset. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. The guidance is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The guidance is required to be applied retrospectively and early adoption is permitted. The Company adopted the new guidance effective January 1, 2016. Debt issuance costs that are now presented as a direct reduction from the carrying amount of the associated debt liability amounted to $3,547 and $4,255 at March 31, 2016 and December 31, 2015, respectively.

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

Advertising

The Company expenses the cost of advertising as incurred. Advertising expense for the three months ended March 31, 2016 and 2015 amounted to approximately $ 0 and $ 1,867, respectively.

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

Deferred income taxes are recognized for the tax consequences in future years of temporary differences between the financial reporting and tax bases of assets and liabilities as of each period-end based on enacted tax laws and statutory rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A 100% valuation allowance has been established on deferred tax assets at March 31, 2016 and December 31, 2015, due to the uncertainty of our ability to realize future taxable income.

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

Statement of Cash Flows

For purposes of reporting cash flows, cash includes cash on hand and demand deposits held by banks.

6. Property and Equipment

Property and equipment are comprised of the following:

	March 31,	December 31,
	2016	2015
Computer hardware and purchased software	$302,800	$302,800
Leasehold improvements	221,666	221,666
Furniture and fixtures	88,322	88,322
	612,788	612,788
Less: accumulated depreciation and amortization	(593,141)	(590,185)
Property and equipment, net	$19,647	$22,603,

Total depreciation expense on the Company’s property and equipment for the three months ended March 31, 2016 and 2015 amounted to $ 2,956 and $ 3,378, respectively.

7. Notes Payable

On July 17, 2009, the Company issued a note payable to the Ohio State Development Authority in the amount of $1,012,500, bearing interest at a rate of 6.00% per annum (“Authority Loan No. 1”). Pursuant to the terms of the loan, the Company was required to pay only interest through September 30, 2010 and then monthly principal and interest payments of $23,779 each through September 1, 2015. The note is secured by a senior secured interest on all business assets financed with loan proceeds, as well as a second secured interest in all business assets. Upon maturity, by acceleration or otherwise, the Company shall pay a loan participation fee of $101,250, which is accounted for as a loan premium, accreted monthly, utilizing the interest method, over the term of the loan. In June, 2014, Intellinetics and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule relating to Authority Loan No.1, deferring a portion of the principal and interest payment until June 1, 2015. On September 25, 2015 Intellinetics and the Ohio State Development Authority entered into a Third Amendment to the Loan Agreement related to Authority Loan No. 1, deferring a portion of the principal payment until October 1, 2016 and extending the maturity date until August 1, 2018. As of March 31, 2016, the principal amount outstanding under Authority Loan No.1 was $463,373

On June 3, 2011, the Company issued a note payable to the Ohio State Development Authority in the amount of $750,000, bearing interest at a rate of 1% per annum for the first 12 months, then interest at rate of 7% per annum for the second 12 months (“Authority Loan No. 2”). The Company was not obligated to remit payments of principal until September 1, 2013. The monthly principal and interest payments, beginning on the third anniversary of the loan origination, are $14,850 and are payable on a monthly basis through August 1, 2018. The note is secured by a senior secured interest on all business assets financed with loan proceeds, as well as a second secured interest in all business assets. Upon maturity, by acceleration or otherwise, the Company shall pay a loan participation fee of $75,000 , which is accounted for as a loan premium, accreted monthly utilizing the interest method, over the term of the loan. The interest rate of 1% during the first 12 months of this loan was considered to be below market for that period. The Company further determined that over the life of the loan, the effective interest rate was 5.6% per annum. Accordingly, during the first 12 months of the loan, the Company recorded interest expense at the 5.6% rate per annum. The difference between the interest expense accrual at 5.6% and the stated rate of 1% over the first 12 months is credited to deferred interest. The deferred interest amount that is accumulated over the first 12 months of the loan term will be amortized as a reduction to interest expense over the remaining term of the loan. At March 31, 2016 and December 31, 2015, deferred interest of $144,276 and $136,078, respectively, was reflected within long term liabilities on the accompanying consolidated balance sheets. In June, 2014, Intellinetics and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule, deferring a portion of the principal and interest payment until June 1, 2015. On September 25, 2015 Intellinetics and the Ohio State Development Authority entered into a Third Amendment to the Loan Agreement related to Authority Loan No. 2, deferring a portion of the interest payment until October 1, 2016. As of March 31, 2016, the principal amount outstanding under Authority Loan No. 2 was $529,661.

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

Between June 24, 2014 and July 7, 2014, the Company issued convertible promissory notes in an aggregate amount of $135,000 (the “Notes in an Aggregate Amount of $135,000”) to two accredited investors. The Convertible Notes matured on December 31, 2015 (the “Maturity Date”) and bear interest at an annual rate of interest of 10 percent until maturity, with interest payable quarterly. The Note Investors had a right, in their sole discretion, to convert the Convertible Notes into shares of Common Stock, par value $0.001 per share, of the Company under certain circumstances at a conversion rate of $0.56 per Share. If the Convertible Notes had not been fully repaid by the Company by the Maturity Date or converted into shares at the election of the Convertible Note Investors prior to the Maturity Date, then such Convertible Notes accrued interest at the annual rate of 12% from the Maturity Date until the date the Convertible Notes are repaid in full. The Company used the proceeds of the Convertible Note for working capital, general corporate purposes, and debt repayment. On January 6, 2016, the investor note holders converted $135,000 of the convertible promissory notes and accrued interest of $35,038, into 303,912 of common shares and 141,698 in company warrants to purchase common stock, as part of a private placement and note exchange commenced in December 2015. The warrants have an exercise price equal to $0.65 per share and contain a cashless exercise provision. All warrants are immediately exercisable and have a term of five years from issuance. Interest expense of $113,762 was recorded on the issuance of these warrants.

The table below reflects all notes payable at March 31, 2016 and December 31, 2015, respectively, with the exception of related party notes disclosed in Note 8 - Notes Payable - Related Parties.

	March 31,	December 31,
	2016	2015

Authority Loan No. 1, due September 1, 2015	$463,373	$493,373
Authority Loan No. 2, due August 1, 2018	529,661	559,661
Notes payable due December 31, 2015	-	135,000
Total notes payable	993,034	1,188,034
Less: unamortized debt issuance costs	(3,547)	(4,255)
Less current portion	(294,543)	(401,573)
Long-term portion of notes payable	$694,944	$782,206

Future minimum principal payments of these notes payable with the exception of the related party notes in Note 8 - Notes Payable - Related Parties, as described in this Note 7 are as follows:

For the Twelve-Month
Period Ended March 31,	Amount
2017	$294,543
2018	366,317
2019	332,174
Total	$993,034

As of March 31, 2016 and December 31, 2015, accrued interest for these notes payable with the exception of the related party notes in Note 8 - Notes Payable - Related Parties, was $ 255,209 and $ 274,564, respectively, and was reflected within accounts payable and accrued expenses on the consolidated balance sheets. As of March 31, 2016 and December 31, 2015, accrued loan participation fees were $168,011 and $166,039, respectively, and reflected within accounts payable and accrued expenses on the consolidated balance sheets.

With respect to all notes outstanding (other than the notes to related parties), for the three months ended March 31, 2016, and 2015, interest expense, including the amortization of deferred financing costs, accrued loan participation fees, original issue discounts, deferred interest and related fees, interest expense related to warrants issued for the conversion of convertible notes, and the embedded conversion feature was $ 134,708 and $ 38,235 , respectively.

8. Notes Payable - Related Parties

On March 2, 2009, the Company issued an unsecured promissory note payable to Jackie Chretien, in the amount of $80,000 due January 1, 2016, as amended, and bearing interest at 5% per annum, with the principal and interest to be paid at maturity. On January 1, 2016 the Company paid in full the note payable of $15,000 and accrued interest of $4,403.

On December 29, 2001, the Company issued an unsecured promissory note payable to A. Michael Chretien, a Founder of the Company, in the amount of $55,167, with any unpaid principal and interest due on January 1, 2016, as amended. On January 1, 2016 the Company paid in full the principal balance of $40,415 plus accrued interest of $7,053.

On March 29, 2012, the Company issued an unsecured note payable to Ramon Shealy a then -director of the Company, who subsequently resigned from the Board of Directors on December 17, 2012, for personal reasons, in the amount of $ 238,000 , bearing interest at a rate of 10 % for the term of the note. All principal and interest was due and payable on September 27, 2012, but was later extended to November 24, 2012. On April 16, 2012, the Company issued a note payable to Mr. Shealy, in the amount of $ 12,000, bearing interest at a rate of 10 % per quarter. All principal and interest was due on July 15, 2012, but was later extended to November 24, 2012. On November 24, 2012 the two notes were combined into a $250,000 promissory note, under the same terms, with a maturity date of January 1, 2014. On December 24, 2013 the $250,000 promissory note, was extended under the same terms, with a maturity date of January 1, 2015.   On March 13, 2013, the Company paid $ 100,000 of the principal amount of the $250,000 promissory note to Mr. Shealy. On December 31, 2014, the Company and Ramon Shealy agreed to cancel the previous notes and extensions set forth above, and issue a new single promissory note with accrued interest of $43,453, to a total principal and interest in the amount of $193,453, payable in sixty monthly installments beginning January 31, 2015, with a maturity date of January 1, 2020. Interest will accrue at 10% on the outstanding balance until paid in full. All other provisions of the original Promissory Note shall prevail unless specifically set forth herein or otherwise agreed in writing by the parties. As of March 31, 2016, the note payble had a principal balance of $ 153,714 and $ 0 accrued interest.

Notes payable due to related parties consist of the following:

	March 31,	December 31,
	2016	2015
The $80,000 Jackie Chretien Note	$-	$15,000
The $55,167 A. Michael Chretien Note	-	40,415
The $250,000 Shealy Note	153,714	164,799
Total notes payable - related party	153,714	220,214
Less current portion	(35,552)	(92,805
Long-term portion of notes payable-related party	$118,162	$216,722

Future minimum principal payments of these notes payable as described in this Note 8 are as follows:

For the Twelve Months Ended
March 31,	Amount
2017	$35,552
2018	39,275
2019	43,388
2020	35,499
Total	$153,714

As of March 31, 2016 and December 31, 2015, accrued interest for these notes payable-related parties amounted to $ 0 and $ 12,852, respectively.

For the three months ended March 31, 2016 and 2015, interest expense in connection with notes payable – related parties was $ 3,960 and $ 14,868, respectively.

9. Deferred Compensation

Pursuant to the Company’s employment agreements with the founders, the Company has agreed to pay deferred compensation totaling $215,012 in cash to these founders.

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

Future minimum lease payments under this operating lease are as follows:

For the Twelve Months Ending
March 31,	Amount
2016	$30,375
Total	$30,375

Rent expense charged to operations for the three months ended March 31, 2016 and 2015 amounted to $ 10,125 and $ 10,125, respectively.

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

On January 6, 2016 Noteholders exchanged $135,000 of convertible promissory notes with accrued interest of $35,038 for 303,912 shares of common stock and 141,698 of noteholders warrants, as part of the private placement in December 2015.

On January 25, 2016, the Company entered into security purchase agreements with accredited investors for 506,599 Units, which consisted of 1,013,198 shares of common stock, par value $0.001 per share with 506,599 warrants for aggregate cash proceeds of $607,919.

The Company retained Taglich Brothers, Inc. (the “Placement Agent”) as the exclusive placement agent for the Offering. In connection with the Offering, the Company paid the Placement Agent a cash payment of 8% of the gross proceeds through the sale of the securities and the face value of the current outstanding convertible promissory notes that were converted, and reimbursement for reasonable out of pocket expenses, FINRA filing fees and related legal fees .

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

During the three months ended March 31, 2016, the Company charged $113,762 in interest expense for the warrants issued to the Noteholders and $24,207 in underwriting expenses in regards to the warrants issued to the Placement Agent for the convertible promissory notes, utilizing the Black-Scholes valuation model to value the warrants issued. The weighted-average grant date fair value of warrants issued was determined to be $0.80.

The estimated values of warrants, as well as the assumptions that were used in calculating such values were based on estimates at the issuance date as follows:

	Noteholders	Placement Agent
Risk-free interest rate	1.76%	1.54%
Weighted average expected term	5 years	5 years
Expected volatility	134.18%	134.18%
Expected dividend yield	0.00%	0.00%

Pursuant to the Purchase Agreement, the Company agreed to (a) file a registration statement with the SEC covering the re-sale of the Common Stock shares sold in the Offering and the Common Stock shares issuable upon exercise of the Placement Agent Warrants. The registration statement was filed on April 28, 2016.

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

Issuance of Restricted Common Stock to Directors

On January 2, 2016, the Company issued 69,433 new shares of restricted common stock to directors of the Company in accordance with the Company’s Equity Incentive Plan. Stock compensation of $62,500 was recorded on the issuance of the common stock.

Exercise of Contingent Warrants

On February 15, 2013, the Company and A. Michael Chretien, a member of the Board of Directors of the Company, entered into a return to treasury agreement dated February 15, 2013, whereby A. Michael Chretien returned 500,000 shares of common stock of the Company, par value $0.001 per share to the Company. As consideration for A. Michael Chretien returning to treasury 500,000 shares of common stock he owns, the Company issued one four-year warrant to A. Michael Chretien with a right to purchase 500,000 shares of common stock at $0.007 per share within four years of the shareholders of the Company increasing the number of authorized shares of common stock of the Company, with piggyback registration rights. The warrant has a right of first refusal for A. Michael Chretien to exercise up to 500,000 shares prior to the Company issuing shares of common stock in any transaction. The Company issued the warrant in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC. On February 15, 2016, A. Michael Chretien exercised his right to purchase 500,000 common stock at $0.007 per common share.

Shares Issued and Outstanding and Shares Reserved for Exercise of Warrants

Since the issuance of the shares of Common Stock described herein, the Company has 16,794,992 shares of Common Stock issued and outstanding; and 5,509,176 shares reserved for issuance upon the exercise of outstanding warrants and 1,930,557 shares reserved for issuance under the 2015 Intellinetics Inc. Equity Incentive Plan, as of March 31, 2016.

12. Share-Based Compensation

On January 1, 2016, the Company granted employees stock options to purchase 250,000 shares of common stock of the Company at an exercise price of $0.90 per share in accordance with the 2015 Intellinetics, Inc. Equity Incentive Plan, with vesting continuing until 2019. The total fair value of $196,250 for these stock options will be recognized by the Company over the applicable vesting period.

On February 10, 2016, the Company granted employees stock options to purchase 210,000 shares of common stock of the Company at an exercise price of $0.96 per share in accordance with the 2015 Intellinetics, Inc. Equity Incentive Plan, with vesting continuing until 2020. The total fair value of $174,748 for these stock options will be recognized by the Company over the applicable vesting period.

The weighted average estimated values of employee stock option grants, as well as the weighted average assumptions that were used in calculating such values during the three months ended March 31, 2016, were based on estimates at the date of grant as follows:

	January 1, 2016 Grant	February 10, 2016 Grant
Risk-free interest rate	1.76%	1.15%
Weighted average expected term	5 years	5 years
Expected volatility	134.18%	132.97%
Expected dividend yield	0.00%	0.00

A summary of stock option activity during the three months ended March 31, 2016 under our stock option agreements is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2016	768,000	$0.75	9 years	$115,200
Granted	460,000	0.93
Exercised	-
Forfeited and expired	-

Outstanding at March 31, 2016	1,228,000	$0.82	9 years	$115,200

Exercisable at March 31, 2016	590,500	$0.77	9 years	$79,200

The weighted-average grant date fair value of options granted during the three months ended March 31, 2016 was $0.81.

As of March 31, 2016, there was $498,805 of total unrecognized compensation costs related to stock options granted under our stock option agreements. $303,805 of the unrecognized compensation cost is expected to be recognized over a weighted-average period of three years. $195,000 of the unrecognized compensation cost will be recognized upon satisfaction of the vesting contingency. The total fair value of stock options that vested during the three months ended March 31, 2016 was $49,062.

13. Concentrations

Revenues from the Company’s services to a limited number of customers have accounted for a substantial percentage of the Company’s total revenues. For the three months ended March 31, 2016, the Company’s two largest customers, Laser Systems, Inc. (“Laser System”) a reseller, and Tiburon Inc. (“Tiburon”) a reseller, accounted for 10 % and 9%, respectively, of the Company’s revenue for that period. For the three months ended March 31, 2015, the Company’s two largest customers, Tiburon, Inc. (“Tiburon”) and Ohio State Highway Patrol (“OSHP”), a direct end user, accounted for 15 % and 18% , respectively, of the Company’s revenue for that period.

For the three months ended March 31, 2016 and 2015, government contracts represented approximately 56 % and 45 % of the Company’s net revenues, respectively. A significant portion of the Company’s sales to Tiburon represent ultimate sales to government agencies.

As of March 31, 2016, accounts receivable concentrations from the Company’s three largest customers were 11%, 8 % and 6 % of gross accounts receivable, respectively. As of December 31, 2015, accounts receivable concentrations from the Company’s three largest customers were 18%, 13 % and 12 % of gross accounts receivable, respectively. Accounts receivable balances from the Company’s three largest customers at March 31, 2016 have since been partially collected.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial conditions and results of operations of the Company for the three months ended March 31, 2016, and 2015 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Form 10-Q. References in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “the Company,” “us,” “we,” “our,” an d similar terms refer to Intellinetics, Inc., a Nevada corporation (“Intellinetics”), and its sole operating subsidiary, Intellinetics, Inc., an Ohio corporation (“Intellinetics Ohio”), unless we state otherwise or the context indicates otherwise.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition accrued expenses, financing operations, contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carry value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this report for the three months ended March 31, 2016.

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

To date, most of our software customers install our software onto computers at their location (premises-based). In time, the Company anticipates that the provision of “cloud” application services, or software as a service (SaaS), will become a more significant part of its software sales business. We anticipate that cloud-based services will become the principal part of our software sales business and a primary source of revenues for us, because this model allows customers to avoid significant upfront costs for hardware and installation services required for a premises-based delivery. That said, we are just beginning to see our customers migrate to such cloud-based services. Our revenues from cloud-based delivery of our software, as a percentage of total revenue for the period ended March 31, 2016 and March 31, 2015, were 18% and 10% respectively.

Our current sales strategy is to focus our sales efforts toward a much greater percentage of sales through intermediaries, such as software resellers and multi- function device resellers, rather than through direct sales. We have developed marketing programs with resellers that facilitate their selling and support of our software solutions. We refer to these resellers as our “channel partners.” We believe that our channel partner strategy improvements have increased the competitive strength of our platform of products. In addition, we have established a set of business solutions templates that provide base software configurations which we believe will facilitate our delivery and installation of software to our customers. We believe that these advancements, in the aggregate, will allow us to license and sell our products to a broader customer base, shortening our sales cycle, making margins more consistent, and allowing us to expand our sales through new channel partnerships. We continue to devote significant efforts, in both development and marketing, in bringing about this change in core strategic focus for the Company.

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

For our sales of software our customer base has traditionally been made up of customers with larger projects that can take as much as nine months to two years to complete. For these projects, our policy is to recognize revenue on the percentage of completion basis, measured by the percentage of labor hours incurred to date to estimated total labor hours for each contract, or on a completed contract basis when dependable estimates are not available.

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

Due to all these factors and the other risks discussed in “Part I, Item IA of our 2015 Form 10-K”, our results of operations should not be relied upon as an indication of our future performance. Comparisons of our operating results with prior periods is not necessarily meaningful or indicative of future performance.

Results of Operations

Overview

We reported net losses of $535,765 and $208,857 for the three months ended March 31, 2016 and 2015, respectively, representing an increase in net loss of $326,908 or 157%. We reported gross profit of $453,931 and $470,238 for the three months ended March 31, 2016 and 2015, respectively, representing a decrease in gross profit of $16,307, or 3%. We reported operating expenses of $851,028 and $583,195 for the three months ended March 31, 2016 and 2015, respectively, representing an increase in operating expenses of $267,833. The increase in operating expenses was principally related to stock option compensation, director fees and professional fees associated with adding additional personnel for the future growth of the Company.

Revenues

We reported total revenues of $603,391 and $583,775 for the three months ended March 31, 2016 and 2015, respectively, representing an increase of $19,616 or 3%. The increase in total revenues is attributable to several factors as described below.

Sale of Software

Revenues from the sale of software principally consist of sales of additional or upgraded software licenses and applications to existing customers and sales of software to our resellers. These software revenues were $90,874 and $190,037, for the three months ended March 31, 2016 and 2015, respectively, representing a decrease of $99,163, or 52%. The decrease was due to concentrating our efforts to develop and expand our software as a service as discussed below.

Sale of Software as a Service

For those customers that wish to avoid the upfront costs of typical premises-based software installations, we provide access to our software as a service, accessible through the internet. Our customers typically enter into our software as a service agreement for periods in excess of one year. Under these agreements, we generally provide access to the applicable software, data storage and related customer assistance and support. Our software as a service revenues were $110,156 and $56,539, for the three months ended March 31, 2016 and 2015, respectively, representing an increase of $53,617, or 95%. The increase in revenue year-over-year was primarily the result of new customers and relationships with channel partners.

Sale of Software Maintenance Services

Software maintenance services revenues consist of fees for post contract customer support services provided to license holders. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. A substantial portion of these revenues were generated from customers to whom we sold software in prior years who have continued to renew their maintenance agreements. The support and maintenance agreements typically have a term of 12 months. Our software maintenance support revenue was $246,596 and $228,671, for the three months ended March 31, 2016 and 2015, respectively, representing an increase of $17,925, or 8%. The increase in revenue was primarily the result of the sale of new customer software and the continued maintenance of previous customers, for which maintenance agreements are renewed each year.

Sale of Professional Services

Professional services revenues consist of revenues from consulting, discovery, training, and advisory services to assist customers with document management needs. These revenues include those arrangements where we do not sell software license as an element of the overall arrangement. Professional services revenues were $98,176 and $82,238 for the three months ended March 31, 2016 and 2015, respectively, an increase of $15,938, or 19%. The increase in revenue primarily results from an increase in requests from our clients for projects during the first quarter.

Sale of Third Party Services

Third party services consist of third party vendor software, hardware and/or services purchases as requested by our customers in as need in conjunction with Intellinetics core software or services. Third party services revenues were $57,589 and $26,290, respectively, for the three months ended March 31, 2016 and 2015, respectively, representing an increase of $31,299 or 119%.

Cost of Revenues

The cost of revenues during the three months ended March 31, 2016 and 2015 were $149,460 and $113,537, respectively, representing an increase of $35,923, or 32%. The increase in cost of revenue for the period ended March 31, 2016 is primarily due to additional labor costs in completing software services and professional services.

Gross Margins

Overall gross margin for the three months ended March 31, 2016 and 2015 were 75% and 81%, respectively, representing a decrease of 6%. The decrease in gross margin year-over-year is primarily as result of the mix in revenues, primarily professional services.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $660,564 during the three months ended March 31, 2016 as compared to $365,840 during the three months ended March 31, 2015, representing a increase of $294,724, or 81%. The increase was primarily due to warrant expense relating to the conversion of notes payable to equity, employee stock option expense and Directors fees and stock expense issued in 2016.

Sales and Marketing Expenses

Sales and marketing expenses decreased to $187,508 during the three months ended March 31, 2016 as compared to $213,977 during the three months ended March 31, 2015, representing a decrease of $26,469 or 12%. The decrease was primarily related to our increased emphasis on utilizing our channel partners in selling activities, which decreased our travel expenses.

Depreciation and Amortization

Depreciation and amortization was $2,956 for the three months ended March 31, 2016, as compared to $3,378 for the three months ended March 31, 2015, representing a decrease of $422 or approximately 12%. The decrease was the result of certain assets are becoming fully depreciated.

Interest Expense, Net

Interest expense, net, was $138,688 during the three months ended March 31, 2016 as compared to $95,900 during the three months ended March 31, 2015, representing an increase of $42,768 or 45%. The increase resulted primarily from a decrease in the average debt balance outstanding during the three months ended March 31, 2016 offset by interest expense charged for warrants on the conversion of the convertible promissory notes.

Liquidity and Capital Resources

We have financed our operations primarily through a combination of cash on hand; cash generated from operations, and proceeds from private sales of equity. As of March 31, 2016, our major liquidity indicators are:

•	Cash $ 1,004,441

•	Working Capital Deficiency $ (427,266),

•	Through March 31, 2016 we have incurred cumulative net losses since inception of $13,914,204.

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

On January 25, 2016 the Company entered into a securities purchase agreements with certain accredited investors for a private placement of common stock with attached warrants for gross proceeds of $607,919, which was part of a private placement in December 2015. The proceeds from the private placement were used to fund our working capital needs and debt repayment.

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

Liquidity and Capital Resource - Equity Capital Resources

Shares Issued and Outstanding and Shares Reserved for Exercise of Warrants

As of March 31, 2016, the Company has 16,794,992 shares of common stock issued and outstanding; and 5,509,176 shares reserved for issuance upon the exercise of outstanding warrants and 1,930,557 shares reserved for issuance under the 2015 Intellinetics Inc. Equity Incentive Plan.

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

Issuance of Convertible Notes.

Between June 24, 2014 and July 7, 2014, the Company issued new convertible promissory notes as a source of debt liquidity to certain related and unrelated accredited investors. In January 2016, note investors converted $135,000 of principal and $35,038 of accrued interest in common stock with attached warrants. As of March 15, 2016 there are no convertible promissory notes outstanding. For more information, please see Note 7 to the Consolidated Financial Statements,

Summary of Current Outstanding Indebtedness

The Company’s outstanding indebtedness at December 31, 2015 is as follows:

•	Promissory note held by Ohio State Development Authority, dated July 17, 2009, with an original principal balance of $1,012,500, and current principal balance of $463,373.

•	Promissory note held by Ohio State Development Authority, dated July 3, 2011,with an original principal balance of $750,000, and current principal balance of $529,661.

•	Promissory note held by Ramon Shealy, dated December 31, 2014, with an original principal balance of $193,453, and current principal balance of $153,714.

There were no material commitments for capital expenditures at March 31, 2016.

Cash Flows

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2016 and 2015 was $548,961 and $248,749 respectively. During the three months ended March 31, 2016, the net cash used in operating activities was primarily attributable to the net loss adjusted for non- cash expenses of $271,327 and a decrease in net operating liabilities of $284,523. During the three months ended March 31, 2015, the net cash used in operating activities was $248,749, primarily attributable to the net loss adjusted for non-cash expenses of $52,106 and a decrease in net operating liabilities of $91,998

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2016 and 2015 amounted to $0 and $0, respectively.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2016 amounted to $436,284. The net cash provided by financing activities resulted from the sale of common stock, offset by $126,521 of notes payable repayments, of which $66,501 was repaid to related parties.

Net cash provided by financing activities for the three months ended March 31, 2015 amounted to $144,443. The net cash provided by financing activities resulted from new related party borrowings of $200,000, offset by $55,557 of notes payable repayments, of which $7,557 was repaid to related parties.

Critical Accounting Policies and Estimates

There have been no significant changes during the three months ended March 31, 2016 to the items that we disclosed as our critical accounting policies and use of estimates in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Form 10-K.

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

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

With the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that we are required to apply our judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act as a result of the material weaknesses in our internal control over financial reporting.

The material weakness, which relate to internal control over financial reporting, that was identified is:

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

We are committed to continually improving our financial organization, and from time to time we adopt additional processes and procedures over financial reporting.  In addition, we will continue to evaluate the need and costs to increase our personnel resources and technical accounting expertise within the accounting function.  As our operations are relatively small, we do not anticipate being able to hire additional internal personnel until such time as our operations are large enough to justify the hiring of additional accounting personnel. As necessary, we may engage consultants in the future in order to ensure proper accounting for our consolidated financial statements

(b) Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Our business and operating results are subject to many risks, uncertainties and other factors. If any of these risks were to occur, our business, affairs, assets, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. These risks, uncertainties and other factors include the information discussed elsewhere in this report as well as the risk factors set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which have not materially changed as of the date of this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There have been no securities sold by the registrant during the period covered by this Quarterly Report on Form 10-Q that have not previously been included on a Form 8-K.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibit
10.1	Form of Securities Purchase Agreement between the Company and the January 25, 2016 Investors. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed January 28, 2016.)
10.2	Form of Investor Warrant between the Company and the January 25, 2016 Investors. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed January 28, 2016.)
10.3	Form of Placement Agent Warrants between the Company and the Placement Agent. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed January 28, 2016.)
10.4	Form of Note Purchase Agreement between the Company and the Noteholders. (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K, filed January 28, 2016.)
10.5	Form of Noteholder Warrant between the Company and the Noteholders. (Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K, filed January 28, 2016.)
10.6	Master Services Reseller Agreement, dated April 5, 2016, with an effective date of April 1, 2016. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed April 11, 2016.)
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.* INS XBRL Instance Document.

101.* SCH XBRL Taxonomy Schema.

101.* CAL XBRL Taxonomy Extension Calculation Linkbase.

101.* DEF XBRL Taxonomy Extension Definition Linkbase.

101.* LAB XBRL Taxonomy Extension Label Linkbase.

101.* PRE XBRL Taxonomy Extension Presentation Linkbase.

 * filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLINETICS, INC.

Dated: May 16, 2016

By:	/s/ Matthew L. Chretien
Matthew L. Chretien
President and Chief Executive Officer

Dated: May 16, 2016

By:	/s/ Kendall D. Gill
Kendall D. Gill
Chief Financial Officer