Form 10-Q
period 2016-06-30
INTELLINETICS, INC.
filed 2016-08-15
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

As of August 12, 2016 there were 16,809,575 shares of the issuer’s common stock outstanding.

INTELLINETICS, INC.

Form 10-Q

June 30, 2016

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

Any forward-looking statements we make are based on our current plans, intentions, objectives, goals, targets, strategies, hopes, beliefs, projections and expectations, as well as assumptions made by and information currently available to management. Forward-looking statements are not guarantees of future performance or events, but are subject to and qualified by substantial risks, uncertainties and other factors, which are difficult to predict and are often beyond our control. Forward-looking statements will be affected by assumptions and expectations we might make that do not materialize or that prove to be incorrect and by known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed, anticipated or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, those described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which have not materially changed as of the date of this report, as well as other risks, uncertainties and factors discussed elsewhere in this report, in documents that we include as exhibits to or incorporate by reference in this report, and in other reports and documents we from time to time file with or furnish to the Securities and Exchange Commission. In light of these risks and uncertainties, you are cautioned not to place undue reliance on any forward-looking statements that we make.

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

Part I Financial Information

Item 1. Financial Statements

INTELLINETICS, INC. and SUBSIDIARY

Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2016	2015

ASSETS

Current assets:
Cash	$401,842	$1,117,118
Accounts receivable, net	281,353	217,028
Prepaid expenses and other current assets	169,885	46,521

Total current assets	853,080	1,380,667

Property and equipment, net	19,891	22,603
Other assets	10,285	10,285

Total assets	$883,256	$1,413,555

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$694,812	$826,864
Deferred revenues	479,587	638,193
Deferred compensation	215,012	215,012
Notes payable - current	323,934	401,573
Notes payable - related party - current	36,449	92,805
Total current liabilities	1,749,794	2,174,447

Long-term liabilities:
Notes payable - net of current portion	606,260	782,206
Notes payable - related party	108,706	127,409
Deferred interest expense	152,018	136,078
Other long-term liabilities - related parties	-	12,852

Total long-term liabilities	866,984	1,058,545

Total liabilities	2,616,778	3,232,992

Stockholders' deficit:
Common stock, $0.001 par value, 50,000,000 shares authorized; 16,794,992 and 14,908,439 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	26,795	21,909
Additional paid-in capital	12,555,852	11,537,093
Accumulated deficit	(14,316,169)	(13,378,439)
Total stockholders' deficit	(1,733,522)	(1,819,437)
Total liabilities and stockholders' deficit	$883,256	$1,413,555

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Revenues:
Sale of software	$101,694	$147,723	$192,568	$337,760
Software as a service	116,343	60,966	226,499	117,505
Software maintenance services	245,317	231,939	491,913	460,610
Professional services	85,609	92,782	183,785	175,020
Third Party services	87,786	53,760	145,375	80,050

Total revenues	636,749	587,170	1,240,140	1,170,945

Cost of revenues:
Sale of software	18,051	19,704	37,569	67,226
Software as a service	37,054	11,764	61,642	22,674
Software maintenance services	37,988	31,451	84,546	62,459
Professional services	30,612	23,593	61,967	44,111
Third Party services	55,373	35,933	82,814	39,512

Total cost of revenues	179,078	122,445	328,538	235,982

Gross profit	457,671	464,725	911,602	934,963

Operating expenses:
General and administrative	528,163	791,404	1,177,292	1,157,245
Sales and marketing	304,593	217,679	503,536	431,655
Depreciation	2,767	2,673	5,723	6,051

Total operating expenses	835,523	1,011,756	1,686,551	1,594,951

Loss from operations	(377,852)	(547,031)	(774,949)	(659,988)

Other income (expense)
Interest expense, net	(24,112)	(95,711)	(162,781)	(191,611)

Total other income (expense)	(24,112)	(95,711)	(162,781)	(191,611)

Net loss	$(401,964)	$(642,742)	$(937,730)	$(851,599)

Basic and diluted net loss per share:	$(0.02)	$(0.09)	$(0.06)	$(0.12)

Weighted average number of common shares outstanding - basic and diluted	16,794,992	7,123,024	16,529,023	7,123,024

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARY

Condensed Consolidated Statement of Stockholders' Deficit

For the Six Months Ended June 30, 2016

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2015	14,908,439	$21,909	$11,537,093	$(13,378,439)	$(1,819,437)

Sale of Stock	1,013,198	1,013	558,272	-	559,285

Stock issued to Directors	69,443	69	62,431	-	62,500

Stock Option compensation	-	-	90,351	-	90,351

Convertible Securities Exercised	303,912	304	169,735	-	170,039

Exercise of stock warrants	500,000	3,500	-	-	3,500

Note Conversion Warrant Expense	-	-	137,970	-	137,970

Net Loss	-	-	-	(937,730)	(937,730)

Balance, June 30, 2016	16,794,992	$26,795	$12,555,852	$(14,316,169)	$(1,733,522)

See Notes to these condensed consolidated financial statements.

INTELLINETICS, INC. and SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(937,730)	$(851,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,723	6,051
Bad debt expense	12,166	4,137
Amortization of deferred financing costs	1,415	7,758
Amortization of beneficial conversion option	-	49,315
Stock issued for services	62,500	-
Stock option compensation	90,351	395,000
Note conversion warrant expense	137,970	-
Changes in operating assets and liabilities:
Accounts receivable	(76,491)	(134,043)
Prepaid expenses and other current assets	(123,364)	(6,200)
Accounts payable and accrued expenses	(97,012)	193,830
Other long-term liabilities - related parties	(12,852)	57,925
Deferred interest expense	15,940	18,867
Deferred revenues	(158,606)	(75,065)
Total adjustments	(142,260)	517,575
Net cash used in operating activities	(1,079,990)	(334,024)

Cash flows from investing activities:
Purchases of property and equipment	(3,011)	-
Net cash used in investing activities	(3,011)	-

Cash flows from financing activities:
Sale of Common Stock	559,285	-
Exercise of stock options	3,500	-
Proceeds from notes payable - related parties	-	360,000
Repayment of notes payable	(120,000)	(96,000)
Repayment of notes payable - related parties	(75,060)	(15,305)
Net cash provided by financing activities	367,725	248,695

Net increase (decrease) in cash	(715,276)	(85,329)
Cash - beginning of period	1,117,118	184,081
Cash - end of period	$401,842	$98,752

Supplemental disclosure of cash flow information:
Cash paid during the period for interest and taxes	$28,475	$23,492

Supplemental disclosure of non-cash financing activities:
Accrued interest notes payable converted to equity	$35,038	$-
Notes payable conversion warrant expense	113,762	-
Notes payable conversion underwriting warrant expense	24,207	-
Notes payable converted to equity	135,000	-

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

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8.03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation of the consolidated financial position of the Company as of June 30, 2016 and the consolidated results of its operations and cash flows for the six months ended June 30, 2016 and June 30, 2015, have been included. The Company has evaluated subsequent events through the issuance of this Form 10-Q. Operating results for the three months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other interim or future period. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2015 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2016.

3. Liquidity and Management’s Plans

Through June 30, 2016, the Company has incurred an accumulated deficit since inception of $ 14,316,169. At June 30, 2016, the Company had a cash balance of $ 401,842.

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

The Company expects that through the next 12 months, the capital requirements to fund the Company’s growth, service existing debt obligations, and to cover the operating costs as a public company will consume substantially all of the cash flows that it intends to generate from its operations. The Company further believes that during this period, while the Company is focusing on the growth and expansion of its business, the gross profit that it expects to generate from operations will not generate sufficient funds to cover these anticipated operating costs. Our cash requirements are insufficient by approximately $110,000 per month.   During 2015 and the six months ending June 30, 2016, the Company has used the proceeds from convertible note issuances and the sale of common stock to sustain operations and to follow through on the execution of its business plan. There is no assurance that the Company will have sufficient funds to fund the Company’s operations.   Given these conditions, the Company’s ability to continue as a going concern is contingent upon increasing its revenues and successfully managing its cash requirements.   In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrants into established markets, the competitive environment in which the Company operates and its cash requirements.   These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Since inception, the Company’s operations have primarily been funded through a combination of gross margins, state business development loans, bank loans, convertible loans and loans from friends and family, and the sale of securities.   Although management believes that the Company has access to capital resources, there are currently no commitments in place for new financing at this time and there is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all.

During the six months ended June 30, 2016, the Company raised $ 559,285 through the sale of common stock and warrants. The proceeds from the sale were used to fund the Company’s working capital needs and debt repayment.

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

The number of customers that comprise the Company’s customer base, along with the different industries, governmental entities and geographic regions, in which the Company’s customers operate, limits concentrations of credit risk with respect to accounts receivable. The Company does not generally require collateral or other security to support customer receivables; however, the Company may require its customers to provide retainers, up-front deposits or irrevocable letters-of-credit when considered necessary to mitigate credit risk. The Company has established an allowance for doubtful accounts based upon facts surrounding the credit risk of specific customers and past collections history. Credit losses have been within management’s expectations. At June 30, 2016 and December 31, 2015, the Company allowance for doubtful accounts was $ 29,327 and $ 23,786, respectively.

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

On January 1, 2016, the Company granted employees stock options to purchase 250,000 shares of common stock of the Company at an exercise price of $0.90 per share in accordance with the 2015 Intellinetics Inc. Equity Incentive Plan, with vesting continuing until 2019. The total fair value of $196,250 for these stock options will be recognized by the Company over the applicable vesting period. The total stock option compensation for the three and six months ended June 30, 2016 was $12,266 and $73,594, respectively.

On February 10, 2016, the Company granted employees stock options to purchase 210,000 shares of common stock of the Company at an exercise price of $0.96 per share, in accordance with the 2015 Intellinetics Inc. Equity Incentive Plan, with vesting continuing until 2020. The total fair value of $174,748 for these stock options will be recognized by the Company over the applicable vesting period. The total stock option compensation for the three and six months ended June 30, 2016 was $10,892 and $16,757, respectively.

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability rather than as an asset. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. The guidance is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The guidance is required to be applied retrospectively and early adoption is permitted. The Company adopted the new guidance effective January 1, 2016. Debt issuance costs that are now presented as a direct reduction from the carrying amount of the associated debt liability amounted to $2,839 and $4,255 at June 30, 2016 and December 31, 2015, respectively.

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

Advertising

The Company expenses the cost of advertising as incurred. Advertising expense for the three and six months ended June 30, 2016 and 2015 amounted to approximately $ 946 and $946 and $ 0 and $ 1,867, respectively.

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

Deferred income taxes are recognized for the tax consequences in future years of temporary differences between the financial reporting and tax bases of assets and liabilities as of each period-end based on enacted tax laws and statutory rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A 100% valuation allowance has been established on deferred tax assets at June 30, 2016 and December 31, 2015, due to the uncertainty of our ability to realize future taxable income.

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

Statement of Cash Flows

For purposes of reporting cash flows, cash includes cash on hand and demand deposits held by banks.

6. Property and Equipment

Property and equipment are comprised of the following:

	June 30,	December 31,
	2016	2015
Computer hardware and purchased software	$305,811	$302,800
Leasehold improvements	221,666	221,666
Furniture and fixtures	88,322	88,322
	615,799	612,788
Less: accumulated depreciation and amortization	(595,908)	(590,185)
Property and equipment, net	$19,891	$22,603

Total depreciation expense on the Company’s property and equipment for the three and six months ended June 30, 2016 and 2015 amounted to $ 2,767 and $ 5,723, and $2,673 and $6,051 respectively.

7. Notes Payable

On July 17, 2009, the Company issued a note payable to the Ohio State Development Authority in the amount of $1,012,500, bearing interest at a rate of 6.00% per annum (“Authority Loan No. 1”). Pursuant to the terms of the loan, the Company was required to pay only interest through September 30, 2010 and then monthly principal and interest payments of $23,779 each through September 1, 2015. The note is secured by a senior secured interest on all business assets financed with loan proceeds, as well as a second secured interest in all business assets. Upon maturity, by acceleration or otherwise, the Company shall pay a loan participation fee of $101,250, which is accounted for as a loan premium, accreted monthly, utilizing the interest method, over the term of the loan. In June, 2014, Intellinetics and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule relating to Authority Loan No.1, deferring a portion of the principal and interest payment until June 1, 2015. On September 25, 2015 Intellinetics and the Ohio State Development Authority entered into a Third Amendment to the Loan Agreement related to Authority Loan No. 1, deferring a portion of the principal payment until October 1, 2016 and extending the maturity date until August 1, 2018. As of June 30, 2016, the principal amount outstanding under Authority Loan No.1 was $433,373.

On June 3, 2011, the Company issued a note payable to the Ohio State Development Authority in the amount of $750,000, bearing interest at a rate of 1% per annum for the first 12 months, then interest at rate of 7% per annum for the second 12 months (“Authority Loan No. 2”). The Company was not obligated to remit payments of principal until September 1, 2013. The monthly principal and interest payments, beginning on the third anniversary of the loan origination, are $14,850 and are payable on a monthly basis through August 1, 2018. The note is secured by a senior secured interest on all business assets financed with loan proceeds, as well as a second secured interest in all business assets. Upon maturity, by acceleration or otherwise, the Company shall pay a loan participation fee of $75,000, which is accounted for as a loan premium, accreted monthly utilizing the interest method, over the term of the loan. The interest rate of 1% during the first 12 months of this loan was considered to be below market for that period. The Company further determined that over the life of the loan, the effective interest rate was 5.6% per annum. Accordingly, during the first 12 months of the loan, the Company recorded interest expense at the 5.6% rate per annum. The difference between the interest expense accrual at 5.6% and the stated rate of 1% over the first 12 months is credited to deferred interest. The deferred interest amount that is accumulated over the first 12 months of the loan term will be amortized as a reduction to interest expense over the remaining term of the loan. At June 30, 2016 and December 31, 2015, deferred interest of $152,018 and $136,078, respectively, was reflected within long term liabilities on the accompanying consolidated balance sheets. In June, 2014, Intellinetics and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule, deferring a portion of the principal and interest payment until June 1, 2015. On September 25, 2015 Intellinetics and the Ohio State Development Authority entered into a Third Amendment to the Loan Agreement related to Authority Loan No. 2, deferring a portion of the interest payment until October 1, 2016. As of June 30, 2016, the principal amount outstanding under Authority Loan No. 2 was $499,661.

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

The table below reflects all notes payable at June 30, 2016 and December 31, 2015, respectively, with the exception of related party notes disclosed in Note 8 - Notes Payable - Related Parties.

	June 30,	December 31,
	2016	2015

Authority Loan No. 1, due September 1, 2015	$433,373	$493,373
Authority Loan No. 2, due August 1, 2018	499,661	559,661
Notes payable due December 31, 2015	-	135,000
Total notes payable	933,034	1,188,034
Less: unamortized debt issuance costs	(2,840)	(4,255)
Less current portion	(323,934)	(401,573)
Long-term portion of notes payable	$606,260	$782,206

Future minimum principal payments of these notes payable with the exception of the related party notes in Note 8 - Notes Payable - Related Parties, as described in this Note 7 are as follows:

For the Twelve-Month
Period Ended June 30,	Amount
2017	$323,934
2018	372,231
2019	236,869
Total	$933,034

As of June 30, 2016 and December 31, 2015, accrued interest for these notes payable with the exception of the related party notes in Note 8 - Notes Payable - Related Parties, was $117,734 and $138,486, respectively, and was reflected within accounts payable and accrued expenses on the consolidated balance sheets. As of June 30, 2016 and December 31, 2015, accrued loan participation fees were $169,771 and $166,039, respectively, and reflected within accounts payable and accrued expenses on the consolidated balance sheets. As of June 30, 2016 and December 31, 2015, deferred interest of $152,018 and $136,078, respectively, was reflected within long term liabilities on the consolidated balance sheets.

With respect to all notes outstanding (other than the notes to related parties), for the three and six months ended June 30, 2016, and 2015, interest expense, including the amortization of deferred financing costs, accrued loan participation fees, original issue discounts, deferred interest and related fees, interest expense related to warrants issued for the conversion of convertible notes, and the embedded conversion feature was $ 20,340 and $ 155,048, and $19,453 and $48,102, respectively.

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

On March 29, 2012, the Company issued an unsecured note payable to Ramon Shealy a then -director of the Company, who subsequently resigned from the Board of Directors on December 17, 2012, for personal reasons, in the amount of $ 238,000, bearing interest at a rate of 10 % for the term of the note. All principal and interest was due and payable on September 27, 2012, but was later extended to November 24, 2012. On April 16, 2012, the Company issued a note payable to Mr. Shealy, in the amount of $ 12,000, bearing interest at a rate of 10 % per quarter. All principal and interest was due on July 15, 2012, but was later extended to November 24, 2012. On November 24, 2012 the two notes were combined into a $250,000 promissory note, under the same terms, with a maturity date of January 1, 2014. On December 24, 2013 the $250,000 promissory note, was extended under the same terms, with a maturity date of January 1, 2015.   On March 13, 2013, the Company paid $ 100,000 of the principal amount of the $250,000 promissory note to Mr. Shealy. On December 31, 2014, the Company and Ramon Shealy agreed to cancel the previous notes and extensions set forth above, and issue a new single promissory note with accrued interest of $43,453, to a total principal and interest in the amount of $193,453, payable in sixty monthly installments beginning January 31, 2015, with a maturity date of January 1, 2020. Interest will accrue at 10% on the outstanding balance until paid in full. All other provisions of the original Promissory Note shall prevail unless specifically set forth herein or otherwise agreed in writing by the parties. As of June 30, 2016, the note payable had a principal balance of $ 145,155 and $ 0 accrued interest.

Notes payable due to related parties consist of the following:

	June 30,	December 31,
	2016	2015
The $80,000 Jackie Chretien Note	$-	$15,000
The $55,167 A. Michael Chretien Note	-	40,415
The $250,000 Shealy Note	145,155	164,799
Total notes payable - related party	145,155	220,214
Less current portion	(36,449)	(92,805)
Long-term portion of notes payable-related party	$108,706	$127,409

Future minimum principal payments of these notes payable as described in this Note 8 are as follows:

For the Twelve Months Ended
June 30,	Amount
2017	$36,449
2018	40,265
2019	44,482
2020	23,959
Total	$145,155

As of June 30, 2016 and December 31, 2015, accrued interest for these notes payable-related parties amounted to $0 and $12,852, respectively.

For the three and six months ended June 30, 2016 and 2015, interest expense in connection with notes payable – related parties were $3,772 and $7,733, and $76,258 and $143,509, respectively.

9. Deferred Compensation

Pursuant to the Company’s employment agreements with the founders, the Company has agreed with the founders to defer compensation totaling $215,012 in cash that has been previously earned by the founders.

10. Commitments and Contingencies

Employment Agreements

The Company has entered into employment agreements with four of its key executives. Under their respective agreements, the executives serve at will and are bound by typical confidentiality, non-solicitation and non-competition provisions. Deferred compensation for the founders of the Company, as disclosed in footnote 9 above, is still outstanding as of June 30, 2016.

Operating Leases

On January 1, 2010, the Company entered into an agreement to lease 6,000 rentable square feet of office space in Columbus, Ohio at a monthly rent of $ 3,375. The lease commenced on January 1, 2010 and, pursuant to a lease extension dated August 14, 2014, the lease expires on December 31, 2016. The Company has no other leases.

Future minimum lease payments under this operating lease are as follows:

For the Twelve Months Ending
June 30,	Amount
2016	$20,250
Total	$20,250

Rent expense charged to operations for the three and six months ended June 30, 2016 and 2015 amounted to $ 10,125 and $ 20,250, and $ 10,125 and $ 20,250, respectively.

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

Sales of Unregistered Securities and Conversion of Convertible Promissory Notes

On December 11, 2015, the Company commenced a private offering of securities (“December offering”) with certain accredited investors for up to 1,666,666 Units for a price of $1.20 per Unit. Each Unit consisted of two (2) shares of common stock and a warrant to purchase one (1) share of common stock. The warrants are immediately exercisable to purchase one (1) share of common stock at an exercise price of $0.65 per share and contain a cashless exercise provision and have a term of five years. This Offering was open for a period terminating on December 31, 2015 with an option to extend until January 31, 2016 at the election of the Company. Simultaneously with this Offering, the Company also offered to existing Noteholders the ability to convert into Common Stock any outstanding convertible notes issued by the Company, plus accrued interest, at each note’s conversion price. In addition, upon such conversion, Noteholders received Noteholder warrants on the same terms as investors in the Offering. The warrants are immediately exercisable to purchase one (1) share of common stock at an exercise price of $0.65 per share and contain a cashless exercise provision and have a term of five years.

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

During the three and six months ended June 30, 2016, the Company charged $ 0 and $113,762, respectively, in interest expense for the warrants issued to the Noteholders and $24,207 in underwriting expenses in regards to the warrants issued to the Placement Agent for the convertible promissory notes, utilizing the Black-Scholes valuation model to value the warrants issued. The weighted-average grant date fair value of warrants issued was determined to be $0.80.

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

Shares Issued and Outstanding and Shares Reserved for Exercise of Warrants

Since the issuance of the shares of Common Stock described herein, the Company has 16,794,992 shares of Common Stock issued and outstanding; and 5,509,176 shares reserved for issuance upon the exercise of outstanding warrants and 1,930,557 shares reserved for issuance under the 2015 Intellinetics Inc. Equity Incentive Plan, as of June 30, 2016.

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

The weighted average estimated values of employee stock option grants, as well as the weighted average assumptions that were used in calculating such values during the three and six months ended June 30, 2016, were based on estimates at the date of grant as follows:

	January 1, 2016 Grant	February 10, 2016 Grant
Risk-free interest rate	1.76%	1.15%
Weighted average expected term	5 years	5 years
Expected volatility	134.18%	132.97%
Expected dividend yield	0.00%	0.00

A summary of stock option activity during the six months ended June 30, 2016 under our stock option agreements is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2016	768,000	$0.75	9 years	$115,200
Granted	460,000	0.93
Exercised	-
Forfeited and expired	-

Outstanding at June 30, 2016	1,228,000	$0.82	9 years	$115,200

Exercisable at June 30, 2016	590,500	$0.77	9 years	$79,200

The weighted-average grant date fair value of options granted during the six months ended June 30, 2016 was $0.81.

As of June 30, 2016, there was $475,647 of total unrecognized compensation costs related to stock options granted under our stock option agreements. $280,647 of the unrecognized compensation cost is expected to be recognized over a weighted-average period of three years. $195,000 of the unrecognized compensation cost will be recognized upon satisfaction of the vesting contingency. The total fair value of stock options that vested during the six months ended June 30, 2016 was $49,062.

13. Concentrations

Revenues from the Company’s services to a limited number of customers have accounted for a substantial percentage of the Company’s total revenues. For the three months ended June 30, 2016, the Company’s two largest customers, Laser Systems (“Laser Systems”), a Reseller and Tiburon (“Tiburon”), a Reseller, accounted for 9% and 8%, respectively, of the Company’s revenue for that period. For the three months ended June 30, 2015, the Company’s two largest customers Bruner Corp (“Bruner”), a direct client and ComDoc, (“ComDoc”), a reseller, accounted for 10% and 9%, respectively, of the Company’s revenue for that period. For the six months ended June 30, 2016, the Company’s two largest customers, Laser Systems and Tiburon, accounted for approximately 10% and 9%, respectively, of the Company’s revenues for that period. For the six months ended June 30, 2015, the Company’s two largest customers Tiburon, a reseller, and Bruner, a direct client accounted for approximately 12% and 5%, respectively, of the Company’s revenues for that period.

For the three months ended June 30, 2016 and 2015, government contracts represented approximately 39% and 39% of the Company’s total revenues, respectively. A significant portion of the Company’s sales to Tiburon represent ultimate sales to government agencies. For the six months ended June 30, 2016 and 2015 government contracts represented approximately 42% and 43%, respectively, of the Company’s net revenue.

As of June 30, 2016, accounts receivable concentrations from the Company’s two largest customers were 16% and 13% of gross accounts receivable, respectively. As of December 31, 2015, accounts receivable concentrations from the Company’s three largest customers were 18%, 13 % and 12 % of gross accounts receivable, respectively. Accounts receivable balances from the Company’s two largest customers at June 30, 2016 have since been partially collected.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial conditions and results of operations of the Company for the three and six months ended June 30, 2016, and 2015 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Form 10-Q. References in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “the Company,” “us,” “we,” “our,” an d similar terms refer to Intellinetics, Inc., a Nevada corporation (“Intellinetics”), and its sole operating subsidiary, Intellinetics, Inc., an Ohio corporation (“Intellinetics Ohio”), unless we state otherwise or the context indicates otherwise.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition accrued expenses, financing operations, contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carry value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this report for the three months ended June 30, 2016.

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

To date, most of our software customers install our software onto computers at their location (premises-based). In time, the Company anticipates that the provision of “cloud” application services, or software as a service (SaaS), will become a more significant part of its software sales business. We anticipate that cloud-based services will become the principal part of our software sales business and a primary source of revenues for us, because this model allows customers to avoid significant upfront costs for hardware and installation services required for a premises-based delivery. That said, we are just beginning to see our customers migrate to such cloud-based services. Our revenues from cloud-based delivery of our software, as a percentage of total revenue for the period ended June 30, 2016 and June 30, 2015, were 18% and 10% respectively.

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

Costs of revenues also include the costs of server hosting and Software as a Service application, as well as certain third-party costs and hardware costs incurred. Third-party and hardware costs may vary widely from quarter to quarter.

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

Results of Operations

Overview

We reported net losses of $401,964 and $642,742 for the three months ended June 30, 2016 and 2015, respectively, representing a decrease in net loss of $240,778 or 37%. We reported gross profit of $457,671 and $464,725 for the three months ended June 30, 2016 and 2015, respectively, representing a decrease in gross profit of $7,054, or 2%. We reported operating expenses of $835,523 and $1,011,756 for the three months ended June 30, 2016 and 2015, respectively, representing a decrease in operating expenses of $176,233, or 17%. The decrease in operating expenses was principally related to stock option compensation in 2015 offset by director fees and professional fees associated with adding additional personnel for the future growth of the Company in 2016. We reported net losses of $937,730 and $851,599 for the six months ended June 30, 2016 and 2015, respectively, representing an increase in net loss of $86,131 or 10%. We reported gross profit of $911,602 and $934,963 for the six months ended June 30, 2016 and 2015, respectively, representing a decrease of $23,361, or 2%. We reported operating expenses of $1,686,551 and $1,594,951 for the six months ended June 30, 2016 and 2015, respectively, representing an increase of $91,600, or 6%. The increase in operating expenses was principally related to stock option compensation, director fees, marketing and professional fees associated with adding additional personnel for the future growth of the Company.

Revenues

We reported total revenues of $636,749 and $587,170 for the three months ended June 30, 2016 and 2015, respectively, representing an increase of $49,579 or 8%. For the six months ended June 30, 2016 and 2015, respectively, revenues were $1,240,140 and 1,170,945, respectively, representing an increase of $69,195 or 6%.

Sale of Software

Revenues from the sale of software principally consist of sales of additional or upgraded software licenses and applications to existing customers and sales of software to our resellers. These software revenues were $101,694 and $147,723, for the three months ended June 30, 2016 and 2015, respectively, representing a decrease of $46,029, or 31%. For the six months ended June 30, 2016 and 2015, respectively, revenues were $192,568 and $337,760 representing a decrease of $145,192, or 43%. The decreases were due to concentrating our efforts to develop and expand our software as a service as discussed below.

Sale of Software as a Service

For those customers that wish to avoid the upfront costs of typical premises-based software installations, we provide access to our software as a service, accessible through the internet. Our customers typically enter into our software as a service agreement for periods in excess of one year. Under these agreements, we generally provide access to the applicable software, data storage and related customer assistance and support. Our software as a service revenues were $116,343 and $60,966 for the three months ended June 30, 2016 and 2015, respectively, representing an increase of $55,377, or 91%. Our software as a service revenues were $226,499 and $117,505, for the six months ended June 30, 2016 and 2015, respectively, representing an increase of $108,944 or 93%. The increase in revenue year-over-year was primarily the result of new customers and relationships with channel partners.

Sale of Software Maintenance Services

Software maintenance services revenues consist of fees for post contract customer support services provided to license holders. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. A substantial portion of these revenues were generated from customers to whom we sold software in prior years who have continued to renew their maintenance agreements. The support and maintenance agreements typically have a term of 12 months. Our software maintenance support revenue was $245,317 and $231,939, for the three months ended June 30, 2016 and 2015, respectively, representing an increase of $13,378, or 6%. Our software maintenance support revenue was $491,913 and $460,610 for the six months ended June 30, 2016 and 2015, respectively, representing an increase of $31,303, or 7%. The increase in revenue was primarily the result of the sale of new customer software and the continued maintenance of previous customers, for which maintenance agreements are renewed each year.

Sale of Professional Services

Professional services revenues consist of revenues from consulting, discovery, training, and advisory services to assist customers with document management needs. These revenues include those arrangements where we do not sell software license as an element of the overall arrangement. Professional services revenues were $85,609 and $92,782 for the three months ended June 30, 2016 and 2015, respectively, representing a decrease of $7,173, or 8%. The decrease in revenue primarily results from a decrease in requests from our clients for projects during the second quarter. For the six months ended June 30, 2016 and 2015, respectively, professional services revenues were $183,785 and $175,020, respectively, representing an increase of $8,765 or 5%. The increase primarily resulted from projects completed in the first quarter of 2016.

Sale of Third Party Services

Third party services consist of third party vendor software, hardware and/or services purchases as requested by our customers in conjunction with Intellinetics core software or services. Third party services revenues were $87,786 and $53,760, respectively, for the three months ended June 30, 2016 and 2015, respectively, representing an increase of $34,026 or 63%. For the six months ended June 30, 2016 and 2015, respectively, third party services were $145,375 and $80,050, an increase of $65,325, or 82%.

Cost of Revenues

The cost of revenues during the three months ended June 30, 2016 and 2015 were $179,078 and $122,445, respectively, representing an increase of $56,633, or 46%. For the six months ended June 30, 2016 and 2015, respectively, the cost of revenues was $328,538 and $235,982, representing an increase of $92,556, or 39%. The increase in cost of revenue for the period ended June 30, 2016 is primarily due to additional labor costs in completing software services, professional services and third party services.

Gross Margins

Overall gross margin for the three months ended June 30, 2016 and 2015 were 72% and 79%, respectively, representing a decrease of 7%. For the six months ended June 30, 2016 and 2015, the gross margins were 74% and 80%. The decrease in gross margin year-over-year is primarily as result of the mix in revenues, primarily professional and third party services.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $528,163 during the three months ended June 30, 2016 as compared to $791,404 during the three months ended June 30, 2015, representing a decrease of $263,241, or 33%. The decrease was primarily due to stock option expense in 2015. For the six months ended June 30, 2016 and 2015, general and administrative expenses were $1,177,292 and $1,157,245, representing an increase of $20,047 or 2%. The increase was primarily due to warrant expense relating to the conversion of notes payable to equity, employee stock option expense and Directors fees and stock expense issued in 2016, offset from a reduction in stock option expense in 2015.

Sales and Marketing Expenses

Sales and marketing expenses increased to $304,593 during the three months ended June 30, 2016 as compared to $217,679 during the three months ended June 30, 2015, representing an increase of $86,914 or 40%. The increase was primarily related to our hiring additional sales personnel for business development for additional channel partners and with market branding of our products. For the six months ended June 30, 2016 and 2015, respectively, sales and marketing expenses were $503,536 and $431,655, representing an increase of $71,881 or 17%. The increase was due to the increase in sales personnel and market branding in the last three months ended June 30, 2016.

Depreciation and Amortization

Depreciation and amortization was $2,767 for the three months ended June 30, 2016, as compared to $2,673 for the three months ended June 30, 2015, representing an increase of $94 or approximately 4%. For the six months ended June 30, 2016 and 2015, respectively, depreciation and amortization was $5,723 and $6,051, representing a decrease of $328. The decrease was the result of certain assets becoming fully depreciated.

Interest Expense, Net

Interest expense, net, was $24,112 during the three months ended June 30, 2016 as compared to $95,711 during the three months ended June 30, 2015, representing a decrease of $71,599 or 75%. The decrease resulted from a decrease in the average debt balance outstanding as a result from the conversion of the convertible promissory notes. For the six months ended June 30, 2016 and 2015, respectively, interest expense was $162,781 and $191,611, a decrease of $28,830 or 15%. The decrease resulted primarily from a decrease in the average debt balance outstanding during the six months ended June 30, 2016 offset by interest expense charged for warrants on the conversion of the convertible promissory notes in the first quarter of 2016.

Liquidity and Capital Resources

We have financed our operations primarily through a combination of cash on hand; cash generated from operations, and proceeds from private sales of equity. As of June 30, 2016, our major liquidity indicators are:

•	Cash $ 401,842

•	Working Capital Deficiency $ (896,714),

•	Through June 30, 2016 we have incurred cumulative net losses since inception of $14,316,169.

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

The Company expects that through the next 12 months the capital requirements to fund the Company’s growth and to cover the operating costs as a public company will consume substantially all the cash flows that it intends to generate from its operations. The Company further believes that during this period, while the Company is focusing on the growth and expansion of its business, the gross profit that it expects to generate from operations may not generate sufficient funds to cover these anticipated operating costs. Our cash requirements are insufficient by approximately $110,000 per month. Assuming over the next 9 to 12 months, we do not increase our cash flow generated from operations or obtain additional capital or debt financing, we will not have sufficient liquidity to fund operations.

There is no assurance that the Company’s plans as discussed above will materialize and/or that the Company will have sufficient funds to fund the Company’s operations. Given these conditions, the Company ability to continue as a going concern is contingent upon increasing its revenues and successfully managing its cash requirements.

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

Liquidity and Capital Resource - Equity Capital Resources

Shares Issued and Outstanding and Shares Reserved for Exercise of Warrants

As of June 30, 2016, the Company has 16,794,992 shares of common stock issued and outstanding; and 5,509,176 shares reserved for issuance upon the exercise of outstanding warrants and 1,930,557 shares reserved for issuance under the 2015 Intellinetics Inc. Equity Incentive Plan.

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

Issuance of Convertible Notes.

Between June 24, 2014 and July 7, 2014, the Company issued new convertible promissory notes as a source of debt liquidity to certain related and unrelated accredited investors. In January 2016, note investors converted $135,000 of principal and $35,038 of accrued interest in common stock with attached warrants. As of June 30, 2016 there are no convertible promissory notes outstanding. For more information, please see Note 7 to the Consolidated Financial Statement.

Summary of Current Outstanding Indebtedness

The Company’s outstanding indebtedness at June 30, 2016 is as follows:

•	Promissory note held by Ohio State Development Authority, dated July 17, 2009, with an original principal balance of $1,012,500, and current principal balance of $433,373.

•	Promissory note held by Ohio State Development Authority, dated July 3, 2011with an original principal balance of $750,000, and current principal balance of $499,661.

•	Promissory note held by Ramon Shealy, dated December 31, 2014, with an original principal balance of $193,453, and current principal balance of $145,155.

There were no material commitments for capital expenditures at June 30, 2016.

Cash Flows

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2016 and 2015 was $1,079,990 and $334,024 respectively. During the six months ended June 30, 2016, the net cash used in operating activities was primarily attributable to the net loss adjusted for non- cash expenses of $310,125 and a decrease in net operating liabilities of $452,385. During the six months ended June 30, 2015, the net cash used in operating activities was primarily attributable to the net loss adjusted for non-cash expenses of $462,261 and an increase in net operating liabilities of $55,314.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2016 and 2015 amounted to $3,011 and $0, respectively, and was related to the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2016 amounted to $367,725. The net cash provided by financing activities resulted from the sale of common stock, offset by $195,060 of notes payable repayments, of which $75,060 was repaid to related parties.

Net cash provided by financing activities for the six months ended June 30, 2015 amounted to $248,695. The net cash provided by financing activities resulted from new related party borrowings of $360,000, offset by $111,305 of notes payable repayments, of which $15,305 was repaid to related parties.

Critical Accounting Policies and Estimates

There have been no significant changes during the six months ended June 30, 2016 to the items that we disclosed as our critical accounting policies and use of estimates in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Form 10-K.

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

The following material weakness, which relates to internal control over financial reporting, was identified for the Annual Report on Form 10-K for the year ended December 31, 2015, and has not been remediated:

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

We are evaluating the continuing material weakness, as well as the need and costs to increase our personnel resources and technical accounting expertise within the accounting function.  As our operations are relatively small, we do not anticipate being able to hire additional internal personnel until such time as our operations are large enough to justify the hiring of additional accounting personnel. As necessary, we may engage consultants in the future in order to ensure proper accounting for our consolidated financial statements.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibit
10.1	Master Services Reseller Agreement, dated April 5, 2016, with an effective date of April 1, 2016. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed April 11, 2016.)
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
101.*	INS XBRL Instance Document.
101.*	SCH XBRL Taxonomy Schema.
101.*	CAL XBRL Taxonomy Extension Calculation Linkbase.
101.*	DEF XBRL Taxonomy Extension Definition Linkbase.
101.*	LAB XBRL Taxonomy Extension Label Linkbase.
101.*	PRE XBRL Taxonomy Extension Presentation Linkbase.

 * filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLINETICS, INC.

Dated: August 15, 2016

By:	/s/ Matthew L. Chretien
Matthew L. Chretien
President and Chief Executive Officer

Dated: August 15, 2016

By:	/s/ Kendall D. Gill
Kendall D. Gill
Chief Financial Officer

