Form 10-Q
period 2016-09-30
INTELLINETICS, INC.
filed 2016-11-14
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b- 2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

As of November 11, 2016, there were 16,815,850 shares of the issuer’s common stock outstanding.

INTELLINETICS, INC.

Form 10-Q

September 30, 2016

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the documents incorporated into this report by reference contain, and we may from time to time make, forward-looking statements. From time to time in the future, we may make additional forward-looking statements in presentations, at conferences, in press releases, in other reports and filings and otherwise. Forward-looking statements are all statements other than statements of historical fact, including statements that refer to plans, intentions, objectives, goals, targets, strategies, hopes, beliefs, projections, prospects, expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. The words “may,” “could,” “should,” “would,” “will,” “project,” “intend,” “continue,” “believe,” “anticipate,” “estimate,” “forecast,” “expect,” “plan,” “potential,” “opportunity,” “scheduled,” “goal,” “target,” and “future,” variations of such words, and other comparable terminology and similar expressions and references to future periods are often, but not always, used to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about the following:

•	our prospects, including our future business, revenues, expenses, net income, earnings per share, margins, profitability, cash flow, cash position, liquidity, financial condition and results of operations, backlog of orders and revenue, our targeted growth rate, and our goals for future revenues and earnings;

•	the effects on our business, financial condition and results of operations of current and future economic, business, market and regulatory conditions, including the current economic and market conditions and their effects on our customers and their capital spending and ability to finance purchases of our products, services, and technologies;

•	the effects of fluctuations in sales on our business, revenues, expenses, net income, earnings per share, margins, profitability, cash flow, capital expenditures, liquidity, financial condition and results of operations;

•	our products, services, technologies and systems, including their quality and performance in absolute terms and as compared to competitive alternatives, their benefits to our customers and their ability to meet our customers’ requirements, and our ability to successfully develop and market new products, services, and technologies;

•	our markets, including our market position and our market share;

•	our ability to successfully develop, operate, grow and diversify our operations and businesses;

•	our business plans, strategies, goals and objectives, and our ability to successfully achieve them;

•	the sufficiency of our capital resources, including our cash and cash equivalents, funds generated from operations, availability of borrowings under our credit and financing arrangements and other capital resources, to meet our future working capital, capital expenditure, lease and debt service and business growth needs;

•	the value of our assets and businesses, including the revenues, profits and cash flow they are capable of delivering in the future;

•	industry trends and customer preferences and the demand for our products, services, and technologies;

•	the nature and intensity of our competition, and our ability to successfully compete in our markets;

•	business acquisitions, combinations, sales, alliances, ventures and other similar business transactions and relationships; and

•	the effects on our business, financial condition and results of operations of litigation and other claims and proceedings that arise from time to time.

Any forward-looking statements we make are based on our current plans, intentions, objectives, goals, targets, strategies, hopes, beliefs, projections and expectations, as well as assumptions made by and information currently available to management. Forward-looking statements are not guarantees of future performance or events, but are subject to and qualified by substantial risks, uncertainties and other factors, which are difficult to predict and are often beyond our control. Forward-looking statements will be affected by assumptions and expectations we might make that do not materialize or that prove to be incorrect and by known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed, anticipated or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, those described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which have not materially changed as of the date of this report, as well as other risks, uncertainties and factors discussed elsewhere in this report, in documents that we include as exhibits to or incorporate by reference in this report, and in other reports and documents we from time to time file with or furnish to the Securities and Exchange Commission (the “SEC”). In light of these risks and uncertainties, you are cautioned not to place undue reliance on any forward-looking statements that we make.

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

Part I Financial Information

Item 1. Financial Statements

INTELLINETICS, INC. and SUBSIDIARY

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2016	2015

ASSETS

Current assets:
Cash	$159,553	$1,117,118
Accounts receivable, net	329,084	217,028
Prepaid expenses and other current assets	172,065	46,521

Total current assets	660,702	1,380,667

Property and equipment, net	21,310	22,603
Other assets	10,284	10,285

Total assets	$692,296	$1,413,555

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$675,563	$826,864
Deferred revenues	592,186	638,193
Deferred compensation	215,012	215,012
Notes payable - current	354,768	401,573
Notes payable - related party - current	37,368	92,805
Total current liabilities	1,874,897	2,174,447

Long-term liabilities:
Notes payable - net of current portion	516,135	782,206
Notes payable - related party	99,012	127,409
Deferred interest expense	159,304	136,078
Other long-term liabilities - related parties	-	12,852

Total long-term liabilities	774,451	1,058,545

Total liabilities	2,649,348	3,232,992

Stockholders' deficit:
Common stock, $0.001 par value, 50,000,000 shares authorized; 16,815,850 and 14,908,439 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	26,816	21,909
Additional paid-in capital	12,579,068	11,537,093
Accumulated deficit	(14,562,936)	(13,378,439)
Total stockholders' deficit	(1,957,052)	(1,819,437)
Total liabilities and stockholders' deficit	$692,296	$1,413,555

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues:
Sale of software	$96,869	$136,459	$289,437	$449,219
Software as a service	137,343	64,817	363,842	182,322
Software maintenance services	256,441	239,506	748,354	700,116
Professional services	153,895	152,169	337,680	327,189
Third Party services	34,897	29,023	180,272	109,073

Total revenues	679,445	621,974	1,919,585	1,767,919

Cost of revenues:
Sale of software	16,432	23,650	54,001	90,876
Software as a service	41,883	14,097	103,525	36,771
Software maintenance services	25,019	32,943	109,564	95,402
Professional services	32,476	41,670	94,443	85,781
Third Party services	26,103	18,334	108,918	57,846

Total cost of revenues	141,913	130,694	470,451	366,676

Gross profit	537,532	491,280	1,449,134	1,401,243

Operating expenses:
General and administrative	420,935	390,841	1,598,185	1,548,096
Sales and marketing	338,843	191,325	842,421	622,990
Depreciation	2,437	2,589	8,160	8,640

Total operating expenses	762,215	584,755	2,448,766	2,179,726

Loss from operations	(224,683)	(93,475)	(999,632)	(778,483)

Other income (expense)
Interest expense, net	(22,084)	(160,078)	(184,865)	(351,690)

Total other income (expense)	(22,084)	(160,078)	(184,865)	(351,690)

Net loss	$(246,767)	$(253,553)	$(1,184,497)	$(1,130,173)

Basic and diluted net loss per share:	$(0.01)	$(0.04)	$(0.07)	$(0.16)

Weighted average number of common shares outstanding - basic and diluted	16,810,582	7,123,024	16,622,864	7,123,024

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARY

Condensed Consolidated Statement of Stockholders' Deficit

For the Nine Months Ended September 30, 2016

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2015	14,908,439	$21,909	$11,537,093	$(13,378,439)	$(1,819,437)

Sale of Stock	1,013,198	1,013	558,272	-	559,285

Stock issued to Directors	69,443	69	62,431	-	62,500

Stock Option compensation	-	-	113,589	-	113,589

Convertible Securities Exercised	303,912	304	169,735	-	170,039

Exercise of stock warrants	520,858	3,521	(22)	-	3,499

Note Conversion Warrant Expense	-	-	137,970	-	137,970

Net Loss	-	-	-	(1,184,497)	(1,184,497)

Balance, September 30, 2016	16,815,850	$26,816	$12,579,068	$(14,562,936)	$(1,957,052)

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(1,184,497)	$(1,130,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,160	8,640
Bad debt expense	758	16,123
Amortization of deferred financing costs	2,124	10,761
Amortization of beneficial conversion option	-	133,549
Stock issued for services	62,500
Stock options compensation	113,589	421,000
Note conversion warrant expense	137,970	-
Changes in operating assets and liabilities:
Accounts receivable	(112,814)	(166,616)
Prepaid expenses and other current assets	(125,544)	(7,664)
Accounts payable and accrued expenses	(116,262)	185,141
Other long-term liabilities - related parties	(12,852)	77,377
Deferred interest expense	23,226	20,802
Deferred revenues	(46,007)	19,949
Total adjustments	(65,152)	719,062
Net cash used in operating activities	(1,249,649)	(411,111)

Cash flows from investing activities:
Purchases of property and equipment	(6,867)	(3,888)
Net cash used in investing activities	(6,867)	(3,888)

Cash flows from financing activities:
Sale of Common Stock	559,285	-
Exercise of stock options	3,500	-
Proceeds from notes payable - related parties	-	582,000
Repayment of notes payable	(180,000)	(155,813)
Repayment of notes payable - related parties	(83,834)	(23,248)
Net cash provided by financing activities	298,951	402,939

Net increase (decrease) in cash	(957,565)	(12,060)
Cash - beginning of period	1,117,118	184,081
Cash - end of period	$159,553	$172,021

Supplemental disclosure of cash flow information:
Cash paid during the period for interest and taxes	$35,808	$18,851

Supplemental disclosure of non-cash financing activities:
Accrued interest notes payable converted to equity	$35,038	$-
Discount on notes payable - related parties for beneficial conversion feature	-	170,092
Notes payable conversion warrant expense	113,762	-
Notes payable conversion underwriting warrant expense	24,207	-
Notes payable converted to equity	135,000	-

See Notes to these condensed consolidated financial statements

1. Business Organization and Nature of Operations

Intellinetics, Inc., formerly known as GlobalWise Investments, Inc. (“Intellinetics”), is a Nevada corporation incorporated in 1997, with a single operating subsidiary, Intellinetics, Inc., an Ohio corporation (“Intellinetics Ohio,” together with Intellinetics, the “Company,” “we,” “us” and “our”). Intellinetics Ohio was incorporated in 1996, and on February 10, 2012, Intellinetics Ohio became the sole operating subsidiary of Intellinetics as a result of a reverse merger and recapitalization.

The Company is an enterprise content management (“ECM”) software development, sales and marketing company serving both the public and private sectors. In the public sector, the Company’s products, services and process models serve, principally, the critical needs of law enforcement and compliance agencies within the state and local government establishment.

The Company provides its software solutions principally through (i) the direct licensing of its software installed on customer computer platforms, and (ii) providing the applications as a service, accessible through the internet. The Company’s comprehensive solutions include services that range from pre-installation assessment, project scoping, implementation, consulting and ongoing software maintenance and customer support.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8.03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP applicable for annual financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation of the consolidated financial position of the Company as of September 30, 2016 and the consolidated results of its operations and cash flows for the nine months ended September 30, 2016 and September 30, 2015, have been included. The Company has evaluated subsequent events from the balance sheet date through the issuance of these financial statements. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016 or any other interim or future period. The accompanying condensed consolidated financial statements and these notes should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2016.

The Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 includes the impact of the restatement on the applicable unaudited financial information for the nine months ended September 30, 2015. The restatement relates to the overstatement of revenue on one customer contract during the three months ended June 30, 2015 which was identified by the Company and corrected in the third quarter of 2015 and had no impact on the statement of operations and cash flows for the year ended December 31, 2015.

The effect of the restatement on previously issued quarterly financial information as of and for the nine months ended September 30, 2015 is set forth as follows:

Condensed Consolidated Statements of Operations (unaudited)

	For the Nine Months ended September 30, 2015
	As Previously Reported	Restatement Adjustments	As Restated in this Quarterly Report on Form 10-Q
Revenues:
Sale of software	$474,219	$(25,000)	$449,219
Total revenues	1,792,919	(25,000)	1,767,919
Gross profit	1,426,243	(25,000)	1,401,243
Loss from operations	(753,483)	(25,000)	(778,483)
Net loss	$(1,105,173)	$(25,000)	$(1,130,173)

Basic and diluted net loss per share:	$(0.16)		$(0.16)

	For the Nine Months ended September 30, 2015
	As Previously Reported	Restatement Adjustments		As Restated in this Quarterly Report on Form 10-Q
Cash flows from operating activities:
Net loss	$(1,105,173)		$(25,000)	$(1,130,173)
Adjustments to reconcile net loss to net cash Changes in operating assets and liabilities:
Accounts receivable	(191,616)		25,000	(166,616)
Total adjustments	(694,062)		25,000	(669,062)
Net cash used in operating activities	$(411,111)	$		$(411,111)

Previously filed Quarterly Reports on Form 10-Q for quarterly periods ended prior to December 31, 2015 have not been and will not be amended.

3. Liquidity and Management’s Plans

Through September 30, 2016, the Company had incurred an accumulated deficit since its inception of $14,562,936. At September 30, 2016, the Company had a cash balance of $159,553.

From the Company’s inception, it has generated revenues from the sales and implementation of its internally generated software applications.

The Company’s business plan is to increase its sales and market share by developing an expanded network of resellers through which the Company will sell its expanded software product portfolio. The Company expects that this marketing initiative will require that it hire and develop an expanded sales force and enhance its product marketing efforts, all of which will require additional capital.

The Company expects that through the next 12 months, the capital requirements to fund the Company’s growth, service existing debt obligations, and to cover the operating costs as a public company will consume substantially all of the cash flows that it intends to generate from its operations. The Company further believes that during this period, while the Company is focusing on the growth and expansion of its business, the gross profit that it expects to generate from operations will not generate sufficient funds to cover these anticipated operating costs. Our cash requirements are insufficient by approximately $103,000 per month. During 2015 and the nine months ended September 30, 2016, the Company has used the proceeds from convertible note issuances and the sale of common stock to sustain operations and to follow through on the execution of its business plan. There is no assurance that the Company has or will be able to obtain sufficient funds to fund the Company’s operations. Given these conditions, the Company’s ability to continue as a going concern is contingent upon increasing its revenues and successfully managing its cash requirements. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrants into established markets, the competitive environment in which the Company operates and its cash requirements. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Since inception, the Company’s operations have primarily been funded through a combination of gross margins, state business development loans, bank loans, convertible loans and loans from friends and family, and the sale of securities. Although management believes that the Company has access to additional capital resources, there are currently no commitments or arrangements in effect that would provide for new financing and there is no assurance that the Company will be able to obtain additional funds on commercially acceptable terms, if at all.

During the nine months ended September 30, 2016, the Company raised $559,285 through the sale of its common stock and warrants. The proceeds from the sale were used to fund the Company’s working capital needs and debt repayment obligations.

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

4. Corporate Actions

On February 10, 2012, Intellinetics Ohio was acquired by Intellinetics, when it was known as GlobalWise Investments, Inc., pursuant to a reverse merger, with Intellinetics Ohio surviving as a wholly-owned subsidiary of Intellinetics.

On September 1, 2014, the Company changed its name from GlobalWise Investments, Inc., to Intellinetics, Inc. and effected a one-for-seven (1-for-7) reverse stock split of the Company’s common stock. All share and per share amounts herein have been adjusted to reflect the reverse stock split.

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

Significant estimates and assumptions include valuation allowances related to receivables, the recoverability of long-term assets, depreciable lives of property and equipment, deferred taxes and related valuation allowances. The Company’s management monitors these risks and assesses its business and financial risks on a quarterly basis.

Concentrations of Credit Risk

The Company maintains its cash with high credit quality financial institutions. At times, the Company’s cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit.

The number of customers that comprise the Company’s customer base, along with the different industries, governmental entities and geographic regions, in which the Company’s customers operate, limits concentrations of credit risk with respect to accounts receivable. The Company does not generally require collateral or other security to support customer receivables; however, the Company may require its customers to provide retainers, up-front deposits or irrevocable letters-of-credit when considered necessary to mitigate credit risks. The Company has established an allowance for doubtful accounts based upon facts surrounding the credit risk of specific customers and past collections history. Credit losses have been within management’s expectations. At September 30, 2016 and December 31, 2015, the Company allowance for doubtful accounts was $17,919 and $23,786, respectively.

Property and Equipment

Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed over the estimated useful lives of the related assets on a straight-line basis. Furniture and fixtures, computer hardware and purchased software are depreciated over three to seven years. Leasehold improvements are amortized over the life of the lease or the asset, whichever is shorter, generally seven to ten years. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation and amortization of these assets are removed from the accounts and the resulting gains and losses are reflected in the results of operations.

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

Share-Based Compensation

The Company accounts for stock-based payments to employees in accordance with ASC 718, “Stock Compensation.” Stock-based payments to employees include grants of stock that are recognized in the consolidated statement of operations based on their fair values at the date of grant.

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

On January 1, 2016, the Company granted employees stock options to purchase 250,000 shares of common stock of the Company (“Shares”) at an exercise price of $0.90 per Share in accordance with the 2015 Intellinetics Inc. Equity Incentive Plan (the “2015 Plan”), with vesting continuing until 2019. The total fair value of $196,250 for these stock options will be recognized by the Company over the applicable vesting period. The total stock option compensation for the three and nine months ended September 30, 2016 was $12,226 and $85,820, respectively.

On February 10, 2016, the Company granted employees stock options to purchase 210,000 Shares at an exercise price of $0.96 per Share, in accordance with the 2015 Plan, with vesting continuing until 2020. The total fair value of $174,748 for these stock options will be recognized by the Company over the applicable vesting period. The total stock option compensation for the three (3) and nine (9) months ended September 30, 2016 was $11,012 and $27,769, respectively.

On January 2, 2016, the Company issued 69,433 new Shares of restricted common stock to directors of the Company in accordance with the 2015 Plan. Stock compensation of $62,500 was recorded on the issuance of the Shares.

Software Development Costs

Software development costs for software to be sold or otherwise marketed incurred prior to the establishment of technological feasibility are expensed as incurred. The Company defines establishment of technological feasibility as the completion of a working model. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the product are capitalized, if material. To date, all software development costs for software to be sold or otherwise marketed have been expensed as incurred. In accordance with ASC 350-40, “Internal-Use Software,” the Company capitalizes purchase and implementation costs of internal use software. No such costs were capitalized during the periods presented.

Recent Accounting Pronouncements

Stock Compensation

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification on the statement of cash flows. ASU 2016-09 will be effective for the Company beginning in its first quarter of 2018. The Company is currently evaluating the impact of adopting ASU 2016-09 on its consolidated financial statements.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. ASU 2016-02 will be effective for the Company beginning in its first quarter of 2020, and early adoption is permitted. The Company is currently evaluating the timing of its adoption and the impact of adopting ASU 2016-02 on its consolidated financial statements.

Debt Issuance Costs

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability rather than as an asset. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. The guidance is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The guidance is required to be applied retrospectively and early adoption is permitted. The Company adopted the new guidance effective January 1, 2016. Debt issuance costs that are now presented as a direct reduction from the carrying amount of the associated debt liability amounted to $2,131 and $4,255 on September 30, 2016 and December 31, 2015, respectively.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The core principle of ASU 2014-09 is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, ASU 2014-09 requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. Entities will generally be required to make more estimates and use more judgment than under current guidance, which will be highlighted for users through increased disclosure requirements. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). The Company must adopt ASU 2016-08, ASU 2016-10 and ASU 2016-12 with ASU 2014-09 (collectively, the “new revenue standards”). In July 2015, the FASB deferred the effective date of the new revenue standards for one year beyond the originally specified effective date. The update is now effective for public entities for annual periods beginning after December 15, 2017, including interim periods therein. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Three basic transition methods are available – full retrospective, retrospective with certain practical expedients, and a cumulative effect approach. Management is in the process of evaluating the impact that adoption of the new revenue standards will have on the consolidated financial statements and has not yet determined the method by which the Company will adopt the standard.

Revenue Recognition

a) Sale of Software

The Company recognizes revenues in accordance with ASC Topic 985-605, “Software Revenue Recognition.”

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

The Company records the revenues for the sales of software with professional services as prescribed by ASC 985-605, in accordance with the contract accounting guidelines in ASC 605-35, “Revenue Recognition: Construction-Type and Production-Type Contracts,” after evaluating for separation of any non-ASC 605-35 elements in accordance with the provisions of ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements,” as updated. The Company accounts for these contracts on a percentage of completion basis, measured by the percentage of labor hours incurred to date to estimated total labor hours for each contract, or on a completed contract basis when dependable estimates are not available.

The fair value of any undelivered elements in multiple-element arrangements in connection with the sales of software licenses with professional services are deferred based upon VSOE.

b) Sale of Software as a Service

Sale of software as a service (“SaaS”) consists of revenues from arrangements that provide customers the use of the Company’s software applications, as a service, typically billed on a monthly or annual basis. Advance billings of these services are not recorded to the extent that the term of the arrangement has not commenced and payment has not been received. Revenue on these services is recognized ratably over the term of the underlying arrangement.

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

Advertising

The Company expenses the cost of advertising as incurred. Advertising expense for the three and nine months ended September 30, 2016 and 2015 amounted to approximately $641 and $1,587 and $12 and $1,879, respectively.

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

Deferred income taxes are recognized for the tax consequences in future years of temporary differences between the financial reporting and tax bases of assets and liabilities as of each period-end based on enacted tax laws and statutory rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A 100% valuation allowance has been established on deferred tax assets at September 30, 2016 and December 31, 2015, due to the uncertainty of our ability to realize future taxable income.

The Company accounts for uncertainty in income taxes in its financial statements as required under ASC 740, “Accounting for Uncertainty in Income Taxes. The standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition accounting. Management determined there were no material uncertain positions taken by the Company in its tax returns.

Statement of Cash Flows

For purposes of reporting cash flows, cash includes cash on hand and demand deposits held by banks.

6. Property and Equipment

Property and equipment are comprised of the following:

	September 30,	December 31,
	2016	2015
Computer hardware and purchased software	$309,667	$302,800
Leasehold improvements	221,666	221,666
Furniture and fixtures	88,322	88,322
	619,655	612,788
Less: accumulated depreciation and amortization	(598,345)	(590,185)
Property and equipment, net	$21,310	$22,603

Total depreciation expense on the Company’s property and equipment for the three and nine months ended September 30, 2016 and 2015 amounted to $2,437 and $8,160, and $2,589 and $8,640 respectively.

7. Notes Payable

On July 17, 2009, Intellinetics Ohio, now the sole operating subsidiary of the Company, issued a note payable to the Ohio State Development Authority in the amount of $1,012,500, bearing interest at a rate of 6.00% per annum (“Authority Loan No. 1”). Pursuant to the terms of the Authority Loan No. 1, Intellinetics Ohio was required to pay only interest through September 30, 2010 and thereafter monthly principal and interest payments of $23,779 each through September 1, 2015. The Authority Loan No. 1 is secured by a senior secured interest on all business assets financed with loan proceeds, as well as a second secured interest in all business assets. Upon maturity, by acceleration or otherwise, Intellinetics Ohio is required to pay a loan participation fee of $101,250, which is accounted for as a loan premium, accreted monthly, utilizing the interest method, over the term of the Authority Loan No. 1. In June 2014, Intellinetics Ohio and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule relating to Authority Loan No.1, deferring a portion of the principal and interest payment until June 1, 2015. On September 25, 2015, Intellinetics Ohio and the Ohio State Development Authority entered into a Third Amendment to the Loan Agreement related to Authority Loan No. 1, deferring a portion of the principal payment until October 1, 2016 and extending the maturity date until August 1, 2018. As of September 30, 2016, the principal amount outstanding under Authority Loan No.1 was $403,373.

On June 3, 2011, Intellinetics Ohio issued a note payable to the Ohio State Development Authority in the amount of $750,000, bearing interest at a rate of 1% per annum for the first 12 months, then interest at a rate of 7% per annum for the second 12 months (“Authority Loan No. 2,” and together with Authority Loan No. 1, the “Authority Loans”). Intellinetics Ohio was not obligated to remit payments of principal until September 1, 2013. The monthly principal and interest payments, beginning on the third anniversary of the loan origination, are $14,850 and are payable on a monthly basis through August 1, 2018. The Authority Loan No. 2 is secured by a senior secured interest on all business assets financed with loan proceeds, as well as a second secured interest in all business assets. Upon maturity, by acceleration or otherwise, Intellinetics Ohio is required to pay a loan participation fee of $75,000, which is accounted for as a loan premium, accreted monthly utilizing the interest method, over the term of the Authority Loan No. 2. The interest rate of 1% during the first 12 months of this loan was considered to be below market for that period. Intellinetics Ohio further determined that over the life of the Authority Loan No. 2, the effective interest rate was 5.6% per annum. Accordingly, during the first 12 months of the Authority Loan No. 2, Intellinetics Ohio recorded interest expense at the 5.6% rate per annum. The difference between the interest expense accrual at 5.6% and the stated rate of 1% over the first 12 months is credited to deferred interest. The deferred interest amount that is accumulated over the first 12 months of the loan term will be amortized as a reduction to interest expense over the remaining term of the Authority Loan No. 2. On September 30, 2016 and December 31, 2015, deferred interest of $159,304 and $136,078, respectively, was reflected within long term liabilities on the accompanying consolidated balance sheets. In June 2014, Intellinetics Ohio and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule, deferring a portion of the principal and interest payment until June 1, 2015. On September 25, 2015 Intellinetics Ohio and the Ohio State Development Authority entered into a Third Amendment to the Loan Agreement related to Authority Loan No. 2, deferring a portion of the interest payment until October 1, 2016. As of September 30, 2016, the principal amount outstanding under Authority Loan No. 2 was $469,661.

The Authority Loans were granted to Intellinetics Ohio in connection with the State of Ohio’s economic development programs. The proceeds from these loans were used by Intellinetics Ohio to support its efforts in developing software solutions for its customers.

The Authority Loans are subject to certain covenants and reporting requirements. Intellinetics Ohio is required to, within three years of the respective loan origination dates of each of the Authority Loans, have created and/or retained an aggregate of 25 full time jobs in the State of Ohio. If Intellinetics has not attained these employment levels by the respective dates, then the interest rates on the Authority Loans shall increase to 10% per annum. In July 2014, Intellinetics Ohio informed the State of Ohio that it would not meet the required employment level. As a result of this non-compliance with a covenant of Authority Loan No. 1, the Ohio State Development Authority exercised its right to increase the interest rate from 6.0% to 7.0%, effective October 1, 2014. The approximate impact of this increase is to raise Intellinetics Ohio’s balloon payment by $6,000 on Authority Loan No. 1, which is due, as amended on August 1, 2018. Intellinetics Ohio has had past instances of non-compliance with certain of the loan covenants. Intellinetics Ohio is currently in compliance with all the other loan covenants. There can be no assurance that Intellinetics Ohio will not become non-compliant with one or more of these covenants in the future.

Between June 24, 2014 and July 7, 2014, the Company issued convertible promissory notes in an aggregate amount of $135,000 (the “Convertible Notes”) to two accredited investors (the “Note Investors”). The Convertible Notes matured on December 31, 2015 (the “Maturity Date”) and bore interest at an annual rate of interest of 10% until maturity, with interest payable quarterly. The Note Investors had a right, in their sole discretion, to convert the Convertible Notes into Shares under certain circumstances at a conversion rate of $0.56 per Share. Because the Convertible Notes had not been fully repaid by the Company or converted into Shares at the election of the Note Investors prior to the Maturity Date, the Convertible Notes began accruing interest at the annual rate of 12% commencing on the Maturity Date. The Company used the proceeds of the Convertible Notes for working capital, general corporate purposes, and debt repayment. On January 6, 2016, the Note Investors converted $135,000 of the Convertible Notes and accrued interest thereon of $35,038 into 303,912 Shares and 141,698 warrants to purchase Shares, as part of a private placement and note exchange commenced in December 2015. The warrants have an exercise price equal to $0.65 per Share and contain a cashless exercise provision. All warrants are immediately exercisable and are exercisable for five years from issuance. Interest expense of $113,762 was recorded on the issuance of these warrants.

The table below reflects all notes payable at September 30, 2016 and December 31, 2015, respectively, with the exception of related party notes disclosed in Note 8 - Notes Payable - Related Parties.

	September 30,	December 31,
	2016	2015

Authority Loan No. 1, due September 1, 2015	$403,373	$493,373
Authority Loan No. 2, due August 1, 2018	469,661	559,661
Convertible Notes payable due December 31, 2015	-	135,000
Total notes payable	873,034	1,188,034
Less: unamortized debt issuance costs	(2,131)	(4,255)
Less current portion	(354,768)	(401,573)
Long-term portion of notes payable	$516,135	$782,206

Future minimum principal payments of these notes payable with the exception of the related party notes in Note 8 - Notes Payable - Related Parties, as described in this Note 7 are as follows:

For the Twelve-Month
Period Ended September 30,	Amount
2017	$354,768
2018	518,266
Total	$873,034

As of September 30, 2016, and December 31, 2015, accrued interest for these notes payable with the exception of the related party notes in Note 8 - Notes Payable - Related Parties, was $124,085 and $138,486, respectively, and was reflected within accounts payable and accrued expenses on the consolidated balance sheets. As of September 30, 2016, and December 31, 2015, accrued loan participation fees were $171,321 and $166,039, respectively, and reflected within accounts payable and accrued expenses on the consolidated balance sheets. As of September 30, 2016, and December 31, 2015, deferred interest of $159,304 and $136,078, respectively, was reflected within long term liabilities on the consolidated balance sheets.

With respect to all notes outstanding (other than the notes to related parties), interest expense, including the amortization of deferred financing costs, accrued loan participation fees, original issue discounts, deferred interest and related fees, interest expense related to warrants issued for the conversion of convertible notes, and the embedded conversion feature was $18,528 and $173,576 for the three and nine months ended September 30, 2016, respectively, and $34,804 and $82,907, for the three and nine months ended September 30, 2015, respectively.

8. Notes Payable - Related Parties

On March 2, 2009, Intellinetics Ohio issued an unsecured promissory note payable to Jackie Chretien, mother of Matthew A. Chretien, a founder of the Company, in the amount of $80,000 due January 1, 2016, as amended, and bearing interest at 5% per annum, with the principal and interest to be paid at maturity. On January 1, 2016, Intellinetics Ohio paid in full the note payable of $15,000 and accrued interest of $4,403.

On December 29, 2001, Intellinetics Ohio issued an unsecured promissory note payable to A. Michael Chretien, a founder of the Company, in the amount of $55,167, with any unpaid principal and interest due on January 1, 2016, as amended. On January 1, 2016, Intellinetics Ohio paid in full the principal balance of $40,415 plus accrued interest of $7,053.

On March 29, 2012, the Company issued an unsecured promissory note payable to Ramon Shealy, a then-director of the Company, who subsequently resigned from the Company’s board of directors (“Board of Directors”) on December 17, 2012, for personal reasons, in the amount of $238,000, bearing interest at a rate of 10% for the term of the note. All principal and interest was due and payable on September 27, 2012, but was later extended to November 24, 2012. On April 16, 2012, the Company issued another promissory note payable to Mr. Shealy, in the amount of $12,000, bearing interest at a rate of 10% per quarter. All principal and interest was due on July 15, 2012, but was later extended to November 24, 2012. On November 24, 2012, the two notes were cancelled and replaced with a $250,000 promissory note, under the same terms, with a maturity date of January 1, 2014. On December 24, 2013, the maturity date of the $250,000 promissory note was extended to January 1, 2015. On March 13, 2013, the Company paid $100,000 of the principal amount of the $250,000 promissory note to Mr. Shealy. On December 31, 2014, the Company and Ramon Shealy agreed to extended payment terms for the remaining total principal and interest in the amount of $193,453, payable in sixty (60) monthly installments beginning January 31, 2015, with a maturity date of January 1, 2020. As of September 30, 2016, the note payable had a principal balance of $136,380 and $0 accrued interest.

Notes payable due to related parties consist of the following:

	September 30,	December 31,
	2016	2015
The $80,000 Jackie Chretien Note	$-	$15,000
The $55,167 A. Michael Chretien Note	-	40,415
The $250,000 Shealy Note	136,380	164,799
Total notes payable - related party	136,380	220,214
Less current portion	(37,368)	(92,805)
Long-term portion of notes payable-related party	$99,012	$127,409

Future minimum principal payments of these notes payable as described in this Note 8 are as follows:

For the Twelve Months Ended
September 30,	Amount
2017	$37,368
2018	41,280
2019	45,603
2020	12,129
Total	$136,380

As of September 30, 2016, and December 31, 2015, accrued interest for these notes payable-related parties amounted to $0 and $12,852, respectively.

For the three and nine months ended September 30, 2016 and 2015, interest expense in connection with notes payable – related parties were $3,556 and $11,288, and $125,274 and $268,783, respectively.

9. Deferred Compensation

Pursuant to the Company’s employment agreements with the founders, the founders have earned incentive compensation totaling $215,012 in cash, which payment obligation has been deferred by the Company until it reasonably believes it has sufficient cash to make the payment.

10. Commitments and Contingencies

Employment Agreements

The Company has entered into employment agreements with four of its key executives. Under their respective agreements, the executives serve at will and are bound by typical confidentiality, non-solicitation and non-competition provisions. Deferred compensation for the founders of the Company, as disclosed in note 9 above, is still outstanding as of September 30, 2016.

Operating Leases

On January 1, 2010, the Company entered into an agreement to lease 6,000 rentable square feet of office space in Columbus, Ohio at a monthly rent of $3,375. The lease commenced on January 1, 2010 and, pursuant to a lease extension dated August 14, 2014, the lease expires on December 31, 2016. On August 9, 2016, the Company entered into an amendment to extend the lease through December 31, 2021.

Future minimum lease payments under this operating lease are as follows:

For the Twelve Months Ending
September 30,	Amount
2017	$47,925
2018	51,372
2019	52,668
2020	53,964
2021	55,314
Thereafter	13,914
Total	$275,157

Rent expense charged to operations for the three and nine months ended September 30, 2016 and 2015 amounted to $10,125 and $30,375, and $10,125 and $30,375, respectively.

11. Stockholders’ Equity

Description of Authorized Capital

The Company is authorized to issue up to 50,000,000 Shares of common stock with $0.001 par value. The holders of the Company’s common stock are entitled to one (1) vote per Share. The holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. However, the current policy of the Board of Directors is to retain earnings, if any, for the operation and expansion of the business. Upon liquidation, dissolution or winding-up of the Company, the holders of common stock are entitled to share ratably in all assets of the Company that are legally available for distribution.

Sales of Unregistered Securities and Conversion of Convertible Promissory Notes

On December 11, 2015, the Company commenced a private offering of securities (the “Equity Offering”) with certain accredited investors for up to 1,666,666 units for a price of $1.20 per unit (the “Units”). Each Unit consisted of two Shares and a warrant to purchase one Share. The warrants are exercisable to purchase one Share at an exercise price of $0.65 per Share, contain a cashless exercise provision, and are exercisable for five years after issuance. This Equity Offering was open for a period terminating on December 31, 2015 with an option to extend until January 31, 2016 at the election of the Company. Simultaneously with this Equity Offering, the Company also offered to existing noteholders the ability to convert into common stock any outstanding convertible notes issued by the Company, plus accrued interest, at each note’s conversion price (the “Note Conversion Offering”). In addition, upon such conversion, noteholders received warrants containing the same exercise terms and price as investors in the Equity Offering.

On January 6, 2016, noteholders converted $135,000 of convertible promissory notes with accrued interest of $35,038 into 303,912 Shares and also received 141,698 warrants, as part of the Note Conversion Offering.

On January 25, 2016, the Company entered into security purchase agreements with accredited investors for 506,599 Units, which consisted of 1,013,198 Shares with 506,599 warrants for aggregate cash proceeds of $607,919, as part of the Equity Offering.

The Company retained Taglich Brothers, Inc. (the “Placement Agent”) as the exclusive placement agent for the Equity Offering and the Note Conversion Offering. In compensation, the Company paid the Placement Agent a cash payment of 8% of the gross proceeds of the Equity Offering and of the face value of the current outstanding convertible promissory notes that were converted in the Note Conversion Offering, along with warrants to purchase Shares, and the reimbursement for the Placement Agent’s reasonable out of pocket expenses, FINRA filing fees and related legal fees.

On January 27, 2016, the Company paid the Placement Agent cash in the amount of of $62,237 and issued the Placement Agent 131,682 warrants to purchase Shares at an exercise price at $0.715 per Share, under the terms of the Placement Agent agreement for the Equity Offering and the Note Conversion Offering. Of the warrants issued to the Placement Agent, 30,363 warrants were issued in conjunction with the Note Conversion Offering, and underwriting expense of $24,207 was recorded for the issuance of these warrants.

During the three and nine months ended September 30, 2016, the Company charged $0 and $113,762, respectively, in interest expense for the warrants issued to the noteholders and $24,207 in underwriting expenses in regards to the warrants issued to the Placement Agent for the convertible promissory notes, utilizing the Black-Scholes valuation model to value the warrants issued. The weighted-average grant date fair value of warrants issued was determined to be $0.80.

The estimated values of warrants, as well as the assumptions that were used in calculating such values were based on estimates at the issuance date as follows:

	Noteholders	Placement Agent
Risk-free interest rate	1.76%	1.54%
Weighted average expected term	5 years	5 years
Expected volatility	134.18%	134.18%
Expected dividend yield	0.00%	0.00%

Pursuant to the terms of the Equity Offering and the Note Conversion Offering, the Company agreed to file a registration statement with the SEC covering the re-sale of the Shares sold in the Equity Offering and the Note Conversion Offering and the Shares issuable upon exercise of the Placement Agent warrants. The registration statement was declared effective on May 5, 2016.

Issuance of Restricted Common Stock to Directors

On January 2, 2016, the Company issued 69,433 Shares of restricted common stock to directors of the Company in accordance with the 2015 Plan, and as part of an annual compensation plan for both employee and non-employee directors. The grant of Shares was not subject to vesting. Stock compensation of $62,500 was recorded on the issuance of the common stock.

Exercise of Warrants

On February 15, 2013, the Company and A. Michael Chretien, a member of the Board of Directors, entered into a return to treasury agreement, whereby A. Michael Chretien returned 500,000 Shares to the Company. As consideration for A. Michael Chretien returning to the Company treasury these 500,000 Shares, the Company issued one four-year warrant to A. Michael Chretien with a right to purchase 500,000 Shares at $0.007 per Share within four years of the shareholders of the Company increasing the number of authorized Shares, with piggyback registration rights. The warrant has a right of first refusal for A. Michael Chretien to exercise up to 500,000 Shares prior to the Company issuing Shares in any transaction. The Company issued the warrant in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act, and Rule 506 of Regulation D, as promulgated by the SEC. On February 15, 2016, A. Michael Chretien exercised the warrant and purchased 500,000 Shares at $0.007 per Share.

On July 11, 2016, an investor exercised 41,666 warrants to purchase stock through a cashless exercise for which he received 14,583 Shares at an exercise price of $.65 per share.

On August 24, 2016, 22,589 warrants issued to the Placement Agent were exercised to purchase stock through a cashless exercise for which it obtained 6,275 Shares at an exercise price of $.715 per Share.

Shares Issued and Outstanding and Shares Reserved for Exercise of Warrants

The Company has 16,815,850 Shares issued and outstanding, 5,444,924 Shares reserved for issuance upon the exercise of outstanding warrants, and 1,930,557 Shares reserved for issuance under the 2015 Intellinetics Inc. Equity Incentive Plan, as of September 30, 2016.

12. Share-Based Compensation

On January 1, 2016, the Company granted employees stock options to purchase 250,000 Shares at an exercise price of $0.90 per Share in accordance with the 2015 Intellinetics, Inc. Equity Incentive Plan, with vesting continuing until 2019. The total fair value of $196,250 for these stock options will be recognized by the Company over the applicable vesting period.

On February 10, 2016, the Company granted employees stock options to purchase 210,000 Shares at an exercise price of $0.96 per Share in accordance with the 2015 Intellinetics, Inc. Equity Incentive Plan, with vesting continuing until 2020. The total fair value of $174,748 for these stock options will be recognized by the Company over the applicable vesting period.

The weighted average estimated values of employee stock option grants, as well as the weighted average assumptions that were used in calculating such values during the three and nine months ended September 30, 2016, were based on estimates at the date of grant as follows:

	January 1, 2016 Grant	February 10, 2016 Grant
Risk-free interest rate	1.76%	1.15%
Weighted average expected term	5 years	5 years
Expected volatility	134.18%	132.97%
Expected dividend yield	0.00%	0.00

A summary of stock option activity during the nine months ended September 30, 2016 under our stock option agreements is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2016	768,000	$0.75	9 years	$115,200
Granted	460,000	0.93
Exercised	-
Forfeited and expired	-

Outstanding at September 30, 2016	1,228,000	$0.82	9 years	$115,200

Exercisable at September 30, 2016	590,500	$0.77	9 years	$79,200

The weighted-average grant date fair value of options granted during the three and nine months ended September 30, 2016 was $0.81.

As of September 30, 2016, there was $452,409 of total unrecognized compensation costs related to stock options granted under our stock option agreements. $257,409 of the unrecognized compensation cost is expected to be recognized over a weighted-average period of three years. $195,000 of the unrecognized compensation cost will be recognized upon satisfaction of the vesting contingency. The total fair value of stock options that vested during the three and nine months ended September 30, 2016 was $49,062.

13. Concentrations

Revenues from the Company’s services to a limited number of customers have accounted for a substantial percentage of the Company’s total revenues. For the three months ended September 30, 2016, the Company’s two largest customers, Tiburon, Inc. (“Tiburon”) a Reseller and Franklin County Data Center (“FCDC”) a direct client accounted for approximately 13% and 11%, respectively, of the Company’s total revenue for that period. For the three months ended September 30, 2015, the Company’s two largest customers, Washington State Patrol (“WSP”), a direct client, and Tiburon accounted for 9% and 8%, respectively, of the Company’s total revenue for that period. For the nine months ended September 30, 2016, the Company’s two largest customers, Tiburon and FCDC accounted for approximately 10% and 9%, respectively, of the Company’s total revenues for that period. For the nine months ended September 30, 2015, the Company’s two largest customers, Tiburon and WSP, accounted for approximately 11% and 5%, respectively, of the Company’s total revenues for that period.

For the three months ended September 30, 2016 and 2015, government contracts represented approximately 37% and 42%, respectively, of the Company’s total revenues. A significant portion of the Company’s sales to Tiburon and Lexmark represent ultimate sales to government agencies. For the nine months ended September 30, 2016 and 2015, government contracts represented approximately 41% and 42%, respectively, of the Company’s total revenue.

As of September 30, 2016, accounts receivable concentrations from the Company’s three largest customers were 23%, 11% and 10% of gross accounts receivable, respectively As of December 31, 2015, accounts receivable concentrations from the Company’s three largest customers were 18%, 13% and 12% of gross accounts receivable, respectively. Accounts receivable balances from the Company’s three largest customers at September 30, 2016 have since been partially collected.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial conditions and results of operations of the Company for the three and nine months ended September 30, 2016, and 2015 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Form 10-Q. References in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to the “Company,” “us,” “we,” “our,” and similar terms refer to Intellinetics, Inc., and its sole operating subsidiary, Intellinetics, Inc., unless we state otherwise or the context indicates otherwise.

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

We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risk factors that are included in Part I, Item IA of our Annual Report on Form 10-K for the year ended December 31, 2015. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition accrued expenses, financing operations, contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carry value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this report for the three months ended September 30, 2016.

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

To date, most of our software customers install our software onto computers at their location (premises-based). In time, the Company anticipates that the provision of “cloud” application services, or software as a service, will become a more significant part of its software sales business. We anticipate that cloud-based services will become the principal part of our software sales business and a primary source of revenues for us, because this model allows customers to avoid significant upfront costs for hardware and installation services required for a premises-based delivery. That said, we are just beginning to see our customers migrate to such cloud-based services. Our revenues from cloud-based delivery of our software, as a percentage of total revenue for the nine months ended September 30, 2016 and 2015, were 19% and 10% respectively.

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

For our sales of software our customer base has traditionally been made up of customers with larger projects that can take as much as nine (9) months to two (2) years to complete. For these projects, our policy is to recognize revenue on the percentage of completion basis, measured by the percentage of labor hours incurred to date to estimated total labor hours for each contract, or on a completed contract basis when dependable estimates are not available.

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

Costs of revenues also include the costs of server hosting and SaaS application, as well as certain third-party costs and hardware costs incurred. Third-party and hardware costs may vary widely from quarter to quarter.

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

Due to all these factors and the other risks discussed in Part I, Item IA of our Annual Report on Form 10-K for the year ended December 31, 2015, our results of operations should not be relied upon as an indication of our future performance. Comparisons of our operating results with prior periods is not necessarily meaningful or indicative of future performance.

Results of Operations

Overview

We reported net losses of $246,767 and $253,553 for the three months ended September 30, 2016 and 2015, respectively, representing a decrease in net loss of $6,786 or 3%. We reported gross profit of $537,532 and $491,280 for the three months ended September 30, 2016 and 2015, respectively, representing an increase in gross profit of $46,252, or 9%. We reported operating expenses of $762,215 and $584,755 for the three months ended September 30, 2016 and 2015, respectively, representing an increase in operating expenses of $177,460, or 30%. The increase in operating expenses was principally related to stock option compensation, director fees and professional fees associated with adding additional personnel for the future growth of the Company. We reported net losses of $1,184,497 and $1,130,173 for the nine months ended September 30, 2016 and 2015, respectively, representing an increase in net loss of $54,324 or 5%. We reported gross profit of $1,449,134 and $1,401,243 for the nine months ended September 30, 2016 and 2015, respectively, representing an increase of $47,891, or 3%. We reported operating expenses of $2,448,766 and $2,179,726 for the nine months ended September 30, 2016 and 2015, respectively, representing an increase of $269,040, or 12%. The increase in operating expenses was principally related to stock option compensation, director fees, marketing and professional fees associated with adding additional personnel for the future growth of the Company.

Revenues

We reported total revenues of $679,445 and $621,974 for the three months ended September 30, 2016 and 2015, respectively, representing an increase of $57,471 or 9%. For the nine months ended September 30, 2016 and 2015, respectively, revenues were $1,919,585 and $1,767,919, respectively, representing an increase of $151,666 or 9%.

Sale of Software

Revenues from the sale of software principally consist of sales of additional or upgraded software licenses and applications to existing customers and sales of software to our resellers. These software revenues were $96,869 and $136,459, for the three months ended September 30, 2016 and 2015, respectively, representing a decrease of $39,590, or 29%. For the nine months ended September 30, 2016 and 2015, respectively, revenues were $289,437 and $449,219 representing a decrease of $159,782, or 36%. The decreases were due to concentrating our efforts to develop and expand our software as a service as discussed below.

Sale of Software as a Service

For those customers that wish to avoid the upfront costs of typical premises-based software installations, we provide access to our software as a service, accessible through the internet. Our customers typically enter into our software as a service agreement for periods in excess of one year. Under these agreements, we generally provide access to the applicable software, data storage and related customer assistance and support. Our software as a service revenues were $137,343 and $64,817 for the three months ended September 30, 2016 and 2015, respectively, representing an increase of $72,526, or 112%. Our software as a service revenues were $363,842 and $182,322, for the nine months ended September 30, 2016 and 2015, respectively, representing an increase of $181,520 or 100%. The increase in revenue year-over-year was primarily the result of new customers and relationships with channel partners.

Sale of Software Maintenance Services

Software maintenance services revenues consist of fees for post contract customer support services provided to license holders. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. A substantial portion of these revenues were generated from customers to whom we sold software in prior years who have continued to renew their maintenance agreements. The support and maintenance agreements typically have a term of 12 months. Our software maintenance support revenue was $256,441 and $239,506, for the three months ended September 30, 2016 and 2015, respectively, representing an increase of $16,935, or 7%. Our software maintenance support revenue was $748,354 and $700,116 for the nine months ended September 30, 2016 and 2015, respectively, representing an increase of $48,238, or 7%. The increase in revenue was primarily the result of the sale of new customer software and the continued maintenance of previous customers, for which maintenance agreements are renewed each year.

Sale of Professional Services

Professional services revenues consist of revenues from consulting, discovery, training, and advisory services to assist customers with document management needs. These revenues include those arrangements where we do not sell software license as an element of the overall arrangement. Professional services revenues were $153,895 and $152,169 for the three months ended September 30, 2016 and 2015, respectively, representing an increase of $1,726, or 1%. For the nine months ended September 30, 2016 and 2015, respectively, professional services revenues were $337,680 and $327,189, respectively, representing an increase of $10,491 or 3%. The increase primarily resulted from an increase in requests from our clients in the second quarter of 2016.

Sale of Third Party Services

Third party services consist of third party vendor software, hardware and/or services purchases as requested by our customers in conjunction with Intellinetics core software or services. Third party services revenues were $34,897 and $29,023, respectively, for the three months ended September 30, 2016 and 2015, respectively, representing an increase of $5,874 or 20%. For the nine months ended September 30, 2016 and 2015, respectively, third party services were $180,272 and $109,073, an increase of $71,199, or 65%. The increase was primarily from document scanning projects during the first and second quarters of 2016.

Cost of Revenues

The cost of revenues during the three months ended September 30, 2016 and 2015 were $141,913 and $130,694, respectively, representing an increase of $11,219, or 9%. For the nine months ended September 30, 2016 and 2015, respectively, the cost of revenues was $470,451 and $366,676, representing an increase of $103,775, or 28%. The increase in cost of revenue for the period ended September 30, 2016 is primarily due to additional labor costs in completing software services, and the cost of third party services.

Gross Margins

Overall gross margin for the three months ended September 30, 2016 and 2015 were 79% and 79%, respectively, representing no change. For the nine months ended September 30, 2016 and 2015, the gross margins were 75% and 79%. The decrease in gross margin year-over-year is primarily as result of the mix in revenues, primarily professional and third party services.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $420,935 during the three months ended September 30, 2016 as compared to $390,841 during the three months ended September 30, 2015, representing an increase of $30,094, or 8%. The increase was primarily due to an increase in payroll expense in the 3rd quarter of 2016. For the nine months ended September 30, 2016 and 2015, general and administrative expenses were $1,598,185 and $1,548,096, representing an increase of $50,089 or 3%. The increase was primarily due to warrant expense relating to the conversion of notes payable to equity, employee stock option expense and directors’ fees and stock expense issued in 2016, offset from a reduction in stock option compensation expense in 2015.

Sales and Marketing Expenses

Sales and marketing expenses increased to $338,843 during the three months ended September 30, 2016 as compared to $191,325 during the three months ended September 30, 2015, representing an increase of $147,518 or 77%. The increase was primarily related to our hiring additional sales personnel for business development for additional channel partners and with market branding of our products. For the nine months ended September 30, 2016 and 2015, respectively, sales and marketing expenses were $842,421 and $622,990, representing an increase of $219,431 or 35%. The increase was due to the increase in sales personnel and market branding in the nine months ended September 30, 2016.

Depreciation and Amortization

Depreciation and amortization was $2,437 for the three months ended September 30, 2016, as compared to $2,589 for the three months ended September 30, 2015, representing a decrease of $152 or approximately 6%. For the nine months ended September 30, 2016 and 2015, respectively, depreciation and amortization was $8,160 and $8,640, representing a decrease of $480. The decrease was the result of certain assets becoming fully depreciated.

Interest Expense, Net

Interest expense, net, was $22,084 during the three months ended September 30, 2016 as compared to $160,078 during the three months ended September 30, 2015, representing a decrease of $137,994 or 86%. The decrease resulted from a decrease in the average debt balance outstanding as a result from the conversion of the convertible promissory notes. For the nine months ended September 30, 2016 and 2015, respectively, interest expense was $184,865 and $351,690, a decrease of $166,825 or 47%. The decrease resulted primarily from a decrease in the average debt balance outstanding during the nine months ended September 30, 2016 offset by interest expense charged for warrants on the conversion of the convertible promissory notes in the first quarter of 2016.

Liquidity and Capital Resources

We have financed our operations primarily through a combination of cash on hand; cash generated from operations, and proceeds from private sales of equity. As of September 30, 2016, our major liquidity indicators are:

•	Cash: $159,533

•	Working Capital Deficiency: $(1,214,195),

•	Cumulative net losses since inception: $14,562,936.

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

On January 25, 2016, the Company entered into a securities purchase agreement with certain accredited investors for a private placement of common stock with attached warrants for gross proceeds of $607,919, which was part of a private placement commenced in December 2015. The proceeds from the private placement were used to fund our working capital needs and debt repayment.

The Company expects that through the next 12 months the capital requirements to fund the Company’s growth and to cover the operating costs as a public company will consume substantially all the cash flows that it intends to generate from its operations. The Company further believes that during this period, while the Company is focusing on the growth and expansion of its business, the gross profit that it expects to generate from operations may not generate sufficient funds to cover these anticipated operating costs. Our cash requirements are insufficient by approximately $103,000 per month. Assuming over the next 9 to 12 months, we do not increase our cash flow generated from operations or obtain additional capital or debt financing, we will not have sufficient liquidity to fund operations.

There is no assurance that the Company’s plans as discussed above will materialize and/or that the Company will have sufficient funds to fund the Company’s operations. Given these conditions, the Company ability to continue as a going concern is contingent upon increasing its revenues, successfully managing its cash requirements, and raising additional funds.

Assuming that we are successful in our growth plans and development efforts, we believe that we will be able to raise additional funds through sales of our common stock, issuance of debt or some other financing source. However, we currently have no agreements, commitments, or other arrangements in place that would provide any additional funds, and thus there is no assurance that we will be able to raise any additional funds or that any such funds we do raise would be sufficient to fund our operations or would be on acceptable terms.

Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Liquidity and Capital Resource - Equity Capital Resources

Shares Issued and Outstanding and Shares Reserved for Exercise of Warrants

As of September 30, 2016, the Company has 16,815,850 Shares issued and outstanding, 5,444,924 Shares reserved for issuance upon the exercise of outstanding warrants and 1,930,557 Shares reserved for issuance under the 2015 Intellinetics Inc. Equity Incentive Plan.

Our Shares are available for quotation on the OTCQB Venture Market, and we believe this is important for raising capital to finance our growth plan. We intend to deploy any future capital we may raise to expand our sales and marketing capabilities, develop ancillary software products, enhance our internal infrastructure, support the accounting, auditing and legal costs of operating as a public company, and provide working capital. We currently have no commitment to raise any additional capital in the future and there is no assurance we will be able to do so.

Liquidity and Capital Resource - Debt Capital Resources

Promissory Notes

On December 31, 2014, Intellinetics Ohio and Ramon M. Shealy cancelled and converted a promissory note issued to Mr. Shealy, with a total principal balance and unpaid interest of $193,453 into a new promissory note with a maturity date of January 1, 2020. For more information, please see Note 8 to the Consolidated Financial Statements; “Notes Payable.”

On December 31, 2014, Intellinetics Ohio and Jackie M. Chretien, who is the mother of Matthew Chretien, a founder of the Company, extended the maturity date of a promissory note issued Intellinetics Ohio to Ms. Chretien, from January 1, 2015 to January 1, 2016 without changing any other terms of that promissory note. On January 1, 2016, Intellinetics Ohio paid in full the principal and interest of this promissory note.

On December 31, 2014, Intellinetics Ohio and A. Michael Chretien, who is the Secretary and Chairman of the Company, extended the maturity date of a promissory note, issued by Intellinetics Ohio to A. Michael Chretien, from January 1, 2015, to January 1, 2016, without changing any other terms of that promissory note. On January 1, 2016, Intellinetics Ohio paid in full the principal and interest of this promissory note.

Issuance of Convertible Notes.

Between June 24, 2014 and July 7, 2014, the Company issued new convertible promissory notes as a source of debt liquidity to certain related and unrelated accredited investors. In January 2016, Note Investors converted $135,000 of principal and $35,038 of accrued interest in common stock with attached warrants. As of September 30, 2016, there are no convertible promissory notes outstanding. For more information, please see Note 7 to the Consolidated Financial Statements.

Summary of Current Outstanding Indebtedness

The Company’s outstanding indebtedness at September 30, 2016 is as follows:

•	Promissory note held by Ohio State Development Authority, dated July 17, 2009, with an original principal balance of $1,012,500, and current principal balance of $403,373, accrued interest of $124,085, accrued participation fees of $101,251, and total amount outstanding of $628,709.

•	Promissory note held by Ohio State Development Authority, dated July 3, 2011, with an original principal balance of $750,000, and a current principal balance of $469,661, deferred interest of $159,304, accrued participation fees of $70,070, and total amount outstanding of $699,035.

•	Promissory note held by Ramon Shealy, dated December 31, 2014, with an original principal balance of $193,453, and a current principal balance of $136,380 and $0 accrued interest.

There were no material commitments for capital expenditures at September 30, 2016.

Cash Flows

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2016 and 2015 was $1,249,649 and $411,111 respectively. During the nine months ended September 30, 2016, the net cash used in operating activities was primarily attributable to the net loss adjusted for non- cash expenses of $325,101 and a decrease in net operating liabilities of $390,253. During the nine months ended September 30, 2015, the net cash used in operating activities was primarily attributable to the net loss adjusted for non-cash expenses of $590,073 and an increase in net operating liabilities of $128,989.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2016 and 2015 amounted to $6,867 and $3,888, respectively, and was related to the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2016 amounted to $298,951. The net cash provided by financing activities resulted from the sale of common stock, offset by $263,834 of notes payable repayments, of which $83,834 was repaid to related parties.

Net cash provided by financing activities for the nine months ended September 30, 2015 amounted to $402,939. The net cash provided by financing activities resulted from new related party borrowings of $582,000, offset by $179,061 of notes payable repayments, of which $23,248 was repaid to related parties.

Critical Accounting Policies and Estimates

There have been no significant changes during the nine months ended September 30, 2016 to the items that we disclosed as our critical accounting policies and use of estimates in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ending in December 31, 2015.

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

Use of Estimates

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to exercise its judgment. We exercise considerable judgment with respect to establishing sound accounting policies and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenues and expenses, and other financial information.

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

Based on our evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act as a result of the material weakness in our internal control over financial reporting.

The following material weakness, which relates to internal control over financial reporting, was identified in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2015, and has not been remediated:

We did not maintain technical accounting knowledge, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements.  In connection with the audit of the December 31, 2015 consolidated financial statements a number of required adjustments were identified by our independent registered public accounting firm related to our offering of stock and warrants and the conversion of convertible debt.  As a result, there is a reasonable possibility that material misstatements of the consolidated financial statements, including disclosures, will not be prevented or detected on a timely basis.

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

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Our business and operating results are subject to many risks, uncertainties and other factors. If any of these risks were to occur, our business, affairs, assets, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. These risks, uncertainties and other factors include the information discussed elsewhere in this report as well as the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which have not materially changed as of the date of this report.

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

INTELLINETICS, INC.

Dated: November 14, 2016

By:	/s/ Matthew L. Chretien
Matthew L. Chretien
President and Chief Executive Officer

Dated: November 14, 2016

By:	/s/ Kendall D. Gill
Kendall D. Gill
Chief Financial Officer

