Form 10-K
period 2016-12-31
INTELLINETICS, INC.
filed 2017-03-30
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   [  ]     No   [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $7,679,666.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 17,376,012 shares of common stock, par value $0.001 per share, were outstanding as of March 28, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2016, are incorporated by reference in Part III hereof.

Table Of Contents

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated into this report by reference contain, and we may from time to time make, forward-looking statements. From time to time in the future, we may make additional forward-looking statements in presentations, at conferences, in press releases, in other reports and filings and otherwise. Forward-looking statements are all statements other than statements of historical fact, including statements that refer to plans, intentions, objectives, goals, targets, strategies, hopes, beliefs, projections, prospects, expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. The words “may,” “could,” “should,” “would,” “will,” “project,” “intend,” “continue,” “believe,” “anticipate,” “estimate,” “forecast,” “expect,” “plan,” “potential,” “opportunity,” “scheduled,” “goal,” “target,” and “future,” variations of such words, and other comparable terminology and similar expressions and references to future periods are often, but not always, used to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about the following:

●	our prospects, including our future business, revenues, expenses, net income, earnings per share, margins, profitability, cash flow, cash position, liquidity, financial condition and results of operations, backlog of orders and revenue, our targeted growth rate, and our goals for future revenues and earnings;

●	the effects on our business, financial condition and results of operations of current and future economic, business, market and regulatory conditions, including the current economic and market conditions and their effects on our customers and their capital spending and ability to finance purchases of our products, services, and technologies;

●	the effects of fluctuations in sales on our business, revenues, expenses, net income, earnings per share, margins, profitability, cash flow, capital expenditures, liquidity, financial condition and results of operations;

●	our products, services, technologies and systems, including their quality and performance in absolute terms and as compared to competitive alternatives, their benefits to our customers and their ability to meet our customers’ requirements, and our ability to successfully develop and market new products, services, and technologies;

●	our markets, including our market position and our market share;

●	our ability to successfully develop, operate, grow and diversify our operations and businesses;

●	our business plans, strategies, goals and objectives, and our ability to successfully achieve them;

●	the sufficiency of our capital resources, including our cash and cash equivalents, funds generated from operations, availability of borrowings under our credit and financing arrangements and other capital resources, to meet our future working capital, capital expenditure, lease and debt service and business growth needs;

●	the value of our assets and businesses, including the revenues, profits and cash flow they are capable of delivering in the future;

●	industry trends and customer preferences and the demand for our products, services, and technologies;

●	the nature and intensity of our competition, and our ability to successfully compete in our markets;

●	business acquisitions, combinations, sales, alliances, ventures and other similar business transactions and relationships; and

●	the effects on our business, financial condition and results of operations of litigation and other claims and proceedings that arise from time to time.

Any forward-looking statements we make are based on our current plans, intentions, objectives, goals, targets, strategies, hopes, beliefs, projections and expectations, as well as assumptions made by and information currently available to management. Forward-looking statements are not guarantees of future performance or events, but are subject to and qualified by substantial risks, uncertainties and other factors, which are difficult to predict and are often beyond our control. Forward-looking statements will be affected by assumptions and expectations we might make that do not materialize or that prove to be incorrect and by known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed, anticipated or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, those described in “Item 1A. Risk Factors,” as well as other risks, uncertainties and factors discussed elsewhere in this report, in documents that we include as exhibits to or incorporate by reference in this report, and in other reports and documents we from time to time file with or furnish to the Securities and Exchange Commission (the “SEC”). In light of these risks and uncertainties, you are cautioned not to place undue reliance on any forward-looking statements that we make.

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

ii

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

The Company is a document solutions software development, sales and marketing company serving both the public and private sectors. The Company’s software platform allows customers to capture and manage all documents across operations such as scanned hard-copy documents and all digital documents including those from Microsoft Office 365, digital images, audio, video and emails. The Company’s solutions create value for customers by making it easy to connect business-critical documents to the processes they drive by making them easy to find, secure and compliant.

Customers obtain use of the Company’s software by either purchasing for installation onto their equipment, referred to as a “premise” model, or by accessing the platform via the Internet, referred to as a “cloud-based” or “software as a service” (“SaaS”) model. The Company anticipates that the provision of “cloud” application services, or SaaS cloud-based customer activation, will increase over time and become a growing priority in the market and is the most significant strategic part of its revenue growth opportunity.

Recent Developments

Notes Offering

On December 22, 2016, the Company commenced a private offering of securities with certain accredited investors, for the sale of up to $1,250,000 of 12% convertible subordinated notes (the “Notes”), convertible into shares of common stock, par value $.001, of the Company (“Shares”) at a conversion price of $0.65 per share (the “Notes Offering”). The Notes Offering, which had multiple closings, was completed on January 31, 2017. Through December 31, 2016, the Company sold Notes in the Notes Offering with a principal balance of $690,000.

On January 6, 2017, the Company sold Notes with a principal balance of $402,000, and on January 31, 2017, the Company sold the remaining Notes with a principal balance of $158,000, both in the Notes Offering. The offer and sale of the Notes were made pursuant to private placement exemptions from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”), and state securities laws.

For more information on these securities issuances, see Note 15 to the Consolidated Financial Statements, titled “Subsequent Events” in Part II, Item 8, Financial Statements and Supplementary Data.

Software and Services

Our flagship software platform is IntellivueTM, and is the engine behind what is now being actively branded IntelliCloudTM, reflecting the Company and market focus on growth via cloud-based managed document service delivery. The Company also provides professional services that include installation, integration, training and consulting services as well as ongoing software maintenance and customer support.

The four primary components of the IntelliCould TM solution are as follows:

●	Image Processing: includes image processing modules used for capturing, transforming and managing images of paper documents, including support of distributed and high volume capture, optical character recognition;

●	Records Management: addresses needs relating to long-term retention of content through automation and policies, ensuring legal, regulatory and industry compliance for our clients;

●	Workflow: supports business processes, routing content electronically, assigning work tasks and states (e.g., reviews or approvals), and creating related audit trails;

●	Extended Components: includes document composition and e-forms (via third party OEM integration partnership), search, content and web analytics (via third party Advanced OCR engine partnership), email and information archiving, packaged application integration, and advanced capture for invoice processing.

Marketing and Sales

The Company has a multi-channel sales model that includes both direct to customer sales and sales through reseller partners or “resellers.” Our marketing efforts focus on generating sales leads primarily through the use of channel partnerships. To a lesser extent, we use our direct sales force and trade shows, as well as our website featuring solution overviews, case studies, white papers, and customer testimonials. We focus our sales efforts toward a much greater percentage of sales through intermediaries, such as software resellers and multi-function device resellers, rather than through direct sales. We developed marketing programs with resellers that facilitate their selling and support of our software solutions. We refer to these resellers as our “channel partners.” For purposes of this section, a channel partner is a company that we partner with to market and sell our products and technologies. We are committed to offering a best-in-class channel partner program serving mid-market customers in both the public and private sectors. In 2016, we continued our efforts on building the support infrastructure required to compete more efficiently using a channel partner strategy. A milestone was achieved in 2016 with the launch of IntelliCloudTM University, an on-line training resource for our channel partners.

Competition and Market Position

The market for our products is competitive, and we expect that competition will continue to intensify as the document solutions markets evolve and potentially consolidate. We believe our primary competitors in our market, the small-to-medium business (SMB) sector, are DocuWare, Square 9, and M-files. The principal competitive factors affecting the market for our software products and services include: (i) vendor and product reputation; (ii) product quality, performance and price; (iii) the availability of software products on multiple platforms; (iv) product scalability; (v) product integration with other enterprise applications; (vi) software functionality and features; (vii) software ease of use; (viii) the quality of professional services, customer support services and training, and (ix) the ability to address specific customer business problems. We believe that the relative importance of each of these factors depends upon the concerns and needs of each specific customer.

We believe that Intellinetics has advantages over our competitors in the small-to-medium business market. In our view, Intellinetics will remain competitive by remaining a focused niche provider with product offerings aligned with buyer-specific requirements. We anticipate that Intellinetics will benefit from four specific advantages already in place:

●	Turnkey cloud or premise document workflow solutions targeting SMB buyers with benchmark value-to-price ratio;

●	Intel-enabled solution packaging and customer activation model;

●	Industry-first integrated on-demand solutions library as standard platform feature; and

●	Proprietary AuditShield compliance management module as a standard platform feature providing SMB buyers, for the first time, with a simple way to know if documents required by law or policy are missing.

We believe, with these competitive strengths, that Intellinetics is well positioned as a cloud-based managed document services provider for the small-to-medium business sector.

Customers

Revenues from the Company’s services to a limited number of customers have accounted for a substantial percentage of the Company’s total revenues. For the twelve months ended December 31, 2016, the Company’s two largest customers, Franklin County Data Center, a direct end user, and Tiburon, Inc., a reseller, accounted for approximately 11% and 10%, respectively, of the Company’s revenues for that period. For the twelve months ended December 31, 2015, the Company’s two largest customers, Tiburon, Inc., a reseller, and Washington State Patrol, a direct end user, accounted for approximately 10% and 5%, respectively, of the Company’s revenues for that period.

For the twelve months ended December 31, 2016 and 2015, government contracts represented approximately 40% and 42% of the Company’s net revenues, respectively. A significant portion of the Company’s sales to resellers represent ultimate sales to government agencies. Due to their dependence on state, local and federal budgets, government contracts carry short terms, typically less than 18 months. Since our inception, our contracts with government customers have generally renewed on the original terms and conditions upon expiration.

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

Research and Development

We design, develop, test, market, license, and support new software products and enhancements of current products. Recent examples of significant trends in the software industry include cloud computing, mobility, social media, and Software as a Service. We continuously monitor our software products and enhancements to remain compatible with standard platforms and file formats. We expense our software development costs as incurred. For the twelve months ending December 31, 2016 and 2015, our research and development costs were $386,285 and $497,976, respectively.

Employees

As of March 28, 2017, we employed a total of 20 individuals; all but two are full-time employees. We believe that relations with our employees are good. None of our employees is represented by a labor union, and we do not have collective bargaining arrangements with any of our employees.

Executive Officers and Board of Directors

On December 31, 2016, our executive officers and directors included the following:

Name	Age	Title

Matthew L. Chretien [1]	49	President, Chief Executive Officer, Chief Technology Officer, and Director

Joseph D. Spain	49	Chief Financial Officer, Treasurer

A. Michael Chretien [1]	77	Vice President of Compliance, Secretary

Rye D’Orazio	62	Director

Robert C. Schroeder	50	Director

Murray H. Gross	78	Director, Chairman of the Board

Sophie Pibouin	49	Director

1 Matthew Chretien is the son of A. Michael Chretien.

Matthew L. Chretien, Chief Executive Officer, President, Chief Technology Officer, Director. Mr. Chretien was appointed interim President and Chief Executive Officer on July 31, 2013. He is a co-founder of Intellinetics and has served as Intellinetics’ Executive Vice President, Chief Technology Officer, Chief Financial Officer, and Treasurer since September 2011. Mr. Chretien resigned from the Chief Financial Officer position in September 2012 and from the Treasurer position in December 2016. From January 1999 until September 2011, Mr. Chretien was employed as Intellinetics’ President and Chief Executive Officer. From 1996 until 1999, Mr. Chretien was employed as Intellinetics’ Vice President. Prior to joining Intellinetics, Mr. Chretien served as the field sales engineer for Unison Industries, a manufacturer of aircraft ignition systems.

Joseph D. Spain, Chief Financial Officer and Treasurer. Mr. Spain joined the Company on October 31, 2016 and was appointed as its Chief Financial Officer on December 1, 2016. Prior to joining the Company, Mr. Spain worked from September 2014 to October 2016 for nChannel, Inc., a software solutions provider for the small-to-medium business retail sector, ultimately serving as Chief Financial Officer of the company. From July 1995 to June 2014, Mr. Spain worked for Mettler-Toledo International, Inc., a global provider of measurement and precision instruments, ultimately serving as Vice President of Finance & Controller for one of the company’s operating units.

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

Available Information

Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are available free of charge via our website (www.intellinetics.com) as soon as reasonably practicable after they are filed with, or furnished, to the SEC.

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

In addition to the other information contained in this report, the following risk factors should be considered carefully in evaluating our company. Our business, financial condition, liquidity or results of operations could be materially adversely affected by any of these risks.

Risks Relating to Our Business

Our current Independent Registered Public Accounting Firm expressed going concern issues that note our need for capital and/or revenues to survive as a business.

The ability of the Company to continue as a going concern is dependent on our ability to raise sufficient capital and further implement our business plan. For the years ended December 31, 2016 and 2015, we had a net loss of $1,576,311 and $3,921,428, respectively. The Company has an accumulated deficit of $14,954,750 as of December 31, 2016. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our current Independent Registered Public Accounting Firm’s reports on our financial statements for the years ended December 31, 2016 and 2015, contained explanatory paragraphs indicating that there was substantial doubt as to the Company’s ability to continue as a going concern. Our going concern qualification is expected to significantly affect our ability to raise capital and have a meaningful negative effect on the cost of capital, if we are able to raise any capital at all. If we are unable to raise capital, we will not be able to continue operations.

Material weaknesses in our internal control over financial reporting or our failure to remediate such material weaknesses could result in a material misstatement in our financial statements not being prevented or detected and could affect investor confidence in the accuracy and completeness of our financial statements, as well as our common stock price.

We have identified a material weakness in our internal control over financial reporting that has caused our disclosure controls and procedures to be ineffective. We concluded that our internal control over financial reporting was not effective as of December 31, 2015 due to a lack of technical accounting knowledge, and training in the application of GAAP commensurate with our complexity and our financial accounting. While we have taken remedial action by appointing a new Chief Financial Officer, that event did not occur until December 1, 2016, and we do not feel that enough time has passed to determine whether the remedial efforts have been effective. Accordingly, we have concluded that our internal control over financial reporting was also not effective as of December 31, 2016. Ineffectiveness in our disclosure controls and procedures could result in material misstatements in our financial statements not being prevented or detected. We may experience difficulties or delays in completing remediation or may not be able to successfully remediate material weaknesses at all. Any material weakness or unsuccessful remediation could affect our ability to file periodic reports on a timely basis and investor confidence in the accuracy and completeness of our financial statements, which in turn could harm our business and have a material adverse effect on our stock price and our ability to raise additional funds.

We will require additional capital to fund our future activities. We may not be able to ensure the survival of the business if we fail to raise additional capital on satisfactory terms and in sufficient amounts when the needs arrive.

As of December 31, 2016, we had cash of $689,946. However, our cash flow is insufficient to cover our cash requirements by approximately $96,000 per month. We expect that over the next 12 months, the capital requirements to fund our growth, service existing debt obligations, and cover the operating costs as a public company will consume substantially all of the cash flows that we currently generate from operations. We will be required to meet our cash needs from increased internally generated cash flows, debt financings and equity financings. We are dependent on our ability to obtain financing to continue operations and to implement our business plan. Based on our current operating plan, we will need to obtain debt or additional equity financing in the foreseeable future. The type, timing and terms of the additional financing we may select will depend on, among other things, our cash needs, the availability of other financing sources and prevailing conditions in the financial markets. Any financing would be dilutive to our stockholders. There can be no assurance that any of these sources will be available to us at any time. Even if additional capital is available, we may not be able to obtain debt or equity financing on terms favorable to us. If cash generated by operations is not sufficient to meet our capital requirements, the failure to obtain additional financing could result in a reduction or curtailment of our operations.

We may have to issue additional securities at prices which may result in substantial dilution to our stockholders.

If we raise additional funds through the sale of equity or convertible debt, our current stockholders’ percentage ownership will be reduced. In addition, these transactions may dilute the value of outstanding shares of common stock. We may have to issue securities that may have rights, preferences, and privileges senior to our common stock. We cannot provide assurance that we will be able to raise additional funds on terms acceptable to us, if at all. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs, which would have a material adverse effect on our business plans, prospects, results of operations, and financial condition.

Weakened economic conditions and uncertainty could adversely affect our operating results or financing in ways that may be hard to predict or to defend against.

Our overall performance depends in part on economic conditions. The United States’ and world economies could in the future, as they have in the past, suffer from uncertainty, volatility, disruption, and other adverse conditions, and those conditions would adversely impact the business community and financial markets. There is no assurance that economic and business conditions will not be adverse in the future. Moreover, any instability in the global economy affects countries, including the United States, with varying levels of severity, which makes the impact on our business complex and unpredictable. During adverse economic conditions, many customers may delay or reduce technology purchases. Contract negotiations may become more protracted, or conditions could result in reductions in sales of our products, longer sales cycles, pressure on our margins, difficulties in collection of accounts receivable or delayed payments, increased default risks associated with our accounts receivable, slower adoption of new technologies, and increased price competition. Potential price inflation in the United States may increase the cost we incur to provide our solutions and may reduce profit margins on agreements that govern our provision of products or services to customers over a multi-year period. In addition, any deterioration of the United States and global credit markets could adversely impact our ability to complete sales of our products and services, including maintenance and support renewals. Any of these prolonged events, as well as a general weakening of, or declining corporate confidence in, the United States and global economy, or a curtailment in government or corporate spending could delay or decrease customer purchases, and adversely affect our business, financial condition, and results of operations.

Businesses and industries throughout the world are very tightly connected to each other. Thus, financial developments seemingly unrelated to us or to our industry may adversely affect us over the course of time. For example, material increases in applicable interest rate benchmarks may increase the payment costs for any of our debt. Credit contraction in financial markets may hurt our ability to access credit in the event that we require significant access to credit for other reasons. Similarly, volatility in our stock price due to seemingly unrelated financial developments could hurt our ability to raise capital for the financing of acquisitions or other reasons. Any of these events, or any other events caused by turmoil in domestic or international financial markets, may have a material adverse effect on our business, operating results, and financial condition.

We may not be able to generate sufficient cash to service any indebtedness that we may incur from time to time, which could force us to sell assets, cease operations, or take other detrimental actions for our business.

Our ability to make scheduled payments on or to refinance any debt obligations that we now have or may incur in the future depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, and other factors beyond our control. We cannot ensure that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on any indebtedness.

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

We are subject to loan covenants, which we may not be able to meet, resulting in increased interest and accelerated payment obligations.

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

Our revenues have been unstable and fluctuate, which creates difficulty in generating forecasts and managing profitability, and may hinder investment.

Our revenues have been unstable and can significantly fluctuate from quarter to quarter or period to period. Accordingly, it is difficult for us to manage and forecast our gross profit and our earnings. These conditions may adversely impact our future financial performance and may hinder our ability to attract investors.

The length of our sales cycle can fluctuate significantly, resulting in significant fluctuations in revenue recognition.

The decision by a customer to purchase our products and services often involves a comprehensive implementation process across the customer’s network or networks. As a result, adoption of these products and services may entail a significant commitment of resources by prospective customers, accompanied by the attendant risks and delays frequently associated with significant expenditures and lengthy sales cycles and implementation procedures. Given the significant investment and commitment of resources required by an organization to implement the type of software we supply, our sales cycle may be longer compared to other companies within our own industry, as well as companies in other industries. It may take several months, or even several quarters, for marketing opportunities to materialize. If a customer’s decision to license or subscribe to our software is delayed or if the installation or integration of our products or services takes longer than originally anticipated, the date on which we may recognize revenues from these licenses or subscriptions would be delayed. Such delays could cause our revenues to be lower than expected in a particular period.

Any significant reduction in the sales efforts or cooperative efforts from our partners could materially impact our revenues.

We rely on close cooperation with our reseller and channel partners for sales and product development as well as for the optimization of opportunities that arise in our competitive environment. In particular, the success of our reseller program, IntelliCloudTM, is entirely dependent upon our relationships with resellers of multi-functional devices, which are currently being purchased by current and potential customers in our target markets. Our success will depend, in part, upon our ability to maintain access to existing channels of distribution and to gain access to new channels if and when they develop. We may not be able to retain a sufficient number of our existing partners or develop a sufficient number of future partners. We are unable to predict the extent to which our partners will be successful in marketing and licensing our products. A reduction in partner cooperation or sales efforts, or a decline in the number of channels, could materially reduce revenues.

We need to continue to develop new technologically advanced products that successfully integrate with the software products and enhancements used by our customers.

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

We intend to pursue our strategy of growing the capabilities of our software offerings through our proprietary research and the development of new product offerings. In response to customer demand, it is important to our success that we continue: (i) to enhance our products, and (ii) to seek to set the standard for document solutions capabilities in the small-to-medium market. The primary market for our software and services is rapidly evolving, due to the nature of the rapidly changing software industry, which means that the level of acceptance of products and services that have been released recently or that are planned for future release by the marketplace is not certain. If the markets for our products and services fail to develop, develop more slowly than expected or become subject to increased competition, our business may suffer. As a result, we may be unable to: (i) successfully market our current products and services, (ii) develop new software products, services and enhancements to current products and services, (iii) complete customer installations on a timely basis, or (iv) complete products and services currently under development. In addition, increased competition could put significant pricing pressures on our products, which could negatively impact our margins and profitability. If our products and services are not accepted by our customers or by other businesses in the marketplace, our business and operating results will be materially affected.

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

Expenses, such as sales commissions, are generally incurred upfront; however, most of our revenue is recognized over the life of the applicable agreements. Therefore, increased sales will result in our recognition of more costs than revenue during the early periods covered by such agreements, even in cases where the agreements are expected to be profitable for us over their full terms. As a result, our short-term operating results may suffer.

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

Any changes in third-party service levels at our data centers or any errors, defects, disruptions or other performance problems with our solutions could harm our reputation and may damage our customers’ businesses. Interruptions in availability of our solutions might reduce our revenue, cause us to issue credits to customers, subject us to potential liability, and cause customers to terminate their subscriptions or decide not to renew their subscriptions with us.

If our existing customers fail to renew their support agreements or subscriptions, or if customers do not license updated products on terms favorable to us, our revenues could be adversely affected.

We currently derive a significant portion of our overall revenues from maintenance services and software subscriptions, and we depend on our installed customer base for future revenue from maintenance services, software subscriptions and licenses of updated products. The IT industry generally has been experiencing increasing pricing pressure from customers when purchasing or renewing support agreements. Moreover, the trend towards consolidation in certain industries that we serve, such as financial services and telecommunications, could result in a reduction of the software and hardware being serviced and put pressure on our maintenance terms with customers who have merged. Given this environment, there can be no assurance that our current customers will renew their maintenance agreements or agree to the same terms when they renew, which could result in our reducing or losing maintenance fees. If our existing customers fail to renew their maintenance agreements, or if we are unable to generate additional maintenance fees through the licensing of updated products to existing or new customers, our business and future operating results could be adversely affected.

The loss of a major customer or the failure to collect a large account receivable could negatively affect our results of operations and financial condition.

Revenues from a limited number of customers have accounted for a substantial percentage of our total revenues. Our two largest clients account for approximately 11% and 10%, respectively, of our revenues for the year ending December 31, 2016. For the years ended December 31, 2016 and 2015, government contracts represented approximately 40% and 42% of our net revenues, respectively. For the twelve months ended December 31, 2016 and 2015, the most significant of these government contracts, represented approximately 10% and 5%, respectively, of our net revenues. Due to their dependence on state, local and federal budgets, government contracts carry short terms, typically less than 18 months. The loss of a meaningful percentage of government contracts could materially affect our business and operating results

Our investment in our current research and development efforts may not provide a sufficient, timely return.

The development of document solutions software products is a costly, complex, and time-consuming process, and the investment in document solutions software product development often involves a long wait until a return is achieved on such an investment. We make and will continue to make significant investments in software research and development and related product opportunities. Investments in new technology and processes are inherently speculative. Commercial success depends on many factors including the degree of innovation of the products developed through our research and development efforts, sufficient support from our strategic partners, and effective distribution and marketing. Accelerated product introductions and short product life cycles require high levels of expenditures for research and development. These expenditures may adversely affect our operating results if they are not offset by increased revenues. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts in order to maintain our competitive position. However, significant revenues from new product and service investments may not be achieved for a number of years, if at all. Moreover, new products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced for our current or historical products and services.

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

The markets for our products are intensely competitive, and are subject to rapid technological change and other pressures created by changes in our industry. The convergence of many technologies has resulted in unforeseen competitors arising from companies that were traditionally not viewed as threats to our marketplace. We expect competition to increase and intensify in the future as the pace of technological change and adaptation quickens, and as additional companies enter our markets, including those competitors who offer similar products and services to ours, but offer them through a different form of delivery. Numerous releases of competitive products have occurred in recent history and are expected to continue in the future. We may not be able to compete effectively with current competitors and potential entrants into our marketplace. We could lose market share if our current or prospective competitors: (i) introduce new competitive products, (ii) add new functionality to existing products, (iii) acquire competitive products, (iv) reduce prices, or (v) form strategic alliances with other companies. If other businesses were to engage in aggressive pricing policies with respect to competing products, or if the dynamics in our marketplace resulted in increased bargaining power by the consumers of our products and services, we would need to lower the prices we charge for the products we offer. This could result in lower revenues or reduced margins, either of which could materially and adversely affect our business and operating results. Additionally, if prospective consumers choose other methods of document solutions delivery, different from those that we offer, our business and operating results could also be materially and adversely affected.

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

The document solutions market has continued to evolve at a rapid pace. If we are successful in growing the Company, any growth will place significant strains on our administrative and operational resources, and increase demands on our internal systems, procedures and controls. Our administrative infrastructure, systems, procedures and controls may not adequately support our operations. In addition, our management may not be able to achieve a rapid, effective execution of the product and business initiatives necessary to successfully implement our operational and competitive strategy. If we are unable to manage growth effectively, our operating results will likely suffer which may, in turn, adversely affect our business.

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

Our products are highly complex and sophisticated and, from time to time, may contain design defects or software errors that are difficult to detect and correct. Errors may be found in new software products or improvements to existing products after delivery to our customers. If these defects are discovered, we may not be able to successfully correct such defects in a timely manner. In addition, despite the extensive tests we conduct on all of our products, we may not be able to fully simulate the environment in which our products will operate and, as a result, we may be unable to adequately detect the design defects or software errors, which may become apparent only after the products are installed in an end-user’s network. The occurrence of errors and failures in our products could result in the delay or the denial of market acceptance of our products, and alleviating such errors and failures may require us to make significant expenditure of our resources. The harm to our reputation resulting from product errors and failures may be materially damaging. Because we regularly provide a warranty with our products, the financial impact of fulfilling warranty obligations may be significant in the future. Our agreements with our strategic partners and end-users typically contain provisions designed to limit our exposure to claims. These agreements regularly contain terms such as the exclusion of all implied warranties and the limitation of the availability of consequential or incidental damages. However, such provisions may not effectively protect us against claims and the attendant liabilities and costs associated with such claims. Accordingly, any such claim could negatively affect our business, operating results or financial condition.

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

A significant portion of our revenues comes from contracts with the U.S. government, state and local governments, and their respective agencies, which may terminate most of these contracts at any time, without cause. The percentage of revenue from governmental contracts as a percentage of total revenue for the periods ended December 31, 2016 and December 31, 2015 were 40% and 42%, respectively. At this time, governments and their agencies are operating under increased pressure to reduce spending. Any federal government contracts are subject to the approval of appropriations being made by the U.S. Congress to fund the expenditures under those contracts. Similarly, any contracts at the state and local levels are subject to government funding authorizations. Additionally, government contracts are generally subject to audits and investigations that could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions, or debarment from future government business.

The Company is subject to the reporting requirements of federal securities laws, causing the Company to make significant compliance-related expenditures that may divert resources from other projects, thus impairing its ability to grow.

In 2012, Intellinetics Ohio became a subsidiary of the Company and, accordingly, Intellinetics Ohio is now subject to the information and reporting requirements of the Exchange Act, and other federal securities laws, including the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders causes our expenses to be higher than they would have been if Intellinetics Ohio had remained privately held and had not become our subsidiary.

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these new rules and regulations to continue to keep our compliance costs high in 2017 and beyond, and to make certain activities more time-consuming and costly. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

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

Pursuant to Rule 144 of the Securities Act, a “shell company” is defined as a company that has no or nominal operations, and either no or nominal assets, assets consisting solely of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets. As such, we were a shell company pursuant to Rule 144 prior to 2012, and sales of our securities pursuant to Rule 144 were restricted until at least twelve months from February 13, 2012, the date that we filed our Current Report on Form 8-K with the SEC, reflecting the Company’s status as a non- “shell company.” Even after February 13, 2013, investors may be reluctant to invest in our securities because they are securities of a former shell company that may not be freely tradable as securities of companies that are not former “shell companies.” In addition, since the Company is a former shell company, shareholders with restricted securities cannot rely upon Rule 144 for sales of restricted securities in the event that the Company is not current in its filing obligations under the Exchange Act.

Management exercises significant control over matters requiring stockholder approval which may result in the delay or prevention of a change in our control.

The officers, directors, and key employees of Intellinetics hold approximately 29% of the beneficial ownership of our outstanding common stock. As a result, the management and key employees of Intellinetics have a significant portion of the voting power over all matters requiring stockholder approval, including the election of our directors and approval of significant corporate transactions. This concentration of ownership in the management and key employees of Intellinetics may also have the effect of delaying or preventing a change in control of the Company that may be otherwise viewed as beneficial by stockholders other than Intellinetics’ management.

Our shares are quoted on the OTCQB and are subject to a high degree of volatility and liquidity risk.

Our common stock is currently quoted on the OTCQB. As such, we believe our stock price to be more volatile and the share liquidity characteristics to be of higher risk than if we were listed on one of the national exchanges. Also, if our stock were no longer quoted on the OTCQB, the ability to trade our stock would become even more limited and investors might not be able to sell their shares. Consequently, investors must be prepared to bear the economic risk of holding the securities for an indefinite period of time.

Shares eligible for future sale may adversely affect the market price of our common stock.

From time to time, certain of our stockholders holding restricted shares, including shares issued in private placements without registration under the Securities Act, may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In addition, some of our stockholders and holders of our convertible securities have registration rights that, if exercised, would allow them to resell some or all of their shares without restriction at any time or from time to time after such resales are registered. Any substantial sale of our common stock pursuant to Rule 144 or resale registration statements may have an adverse effect on the market price of our common stock.

The price of our common stock may fluctuate significantly.

The common stock of public companies can experience extreme price and volume fluctuations. These fluctuations often have been unrelated or out of proportion to the operating performance of such companies. We expect our stock price to be similarly volatile. These broad market fluctuations may continue and could harm our stock price. Any negative change in the public’s perception of the prospects of our business or companies in our industry could also depress our stock price, regardless of our actual results. Factors affecting the trading price of our common stock may include:

●	Variations in operating results;

●	Announcements of technological innovations, new products or product enhancements, strategic alliances, or significant agreements by us or by competitors;

●	Recruitment or departure of key personnel;

●	Litigation, legislation, regulation, or technological developments that adversely affect our business; and

●	Market conditions in our industry, the industries of our customers, and the economy as a whole.

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

As part of offerings of equity in 2013, 2015, 2016, and 2017, the Company has issued warrants to purchase a total of 5,586,094 shares of common stock. The warrants have a cashless exercise feature giving the holders the option of not paying cash to exercise the warrants but gives the holder the right to surrender a portion of the warrants to the Company as full payment of the exercise price and receive shares equal to the difference between the exercise price and the price of the shares at the time of exercise. The Company would not receive any proceeds from the exercise of warrants issued to the holder, causing dilution to existing stockholders with no corresponding influx of capital. This may affect our ability to raise additional equity capital.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our property consists of an office facility measuring approximately 6,000 square feet in Columbus, Ohio, that we lease for our headquarters and chief executive offices. The monthly rental payment is $4,200. The lease term continues until December 31, 2021.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

Part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is available for quotation on the Over-the-Counter Bulletin Board under the symbol “INLX.”

The quarterly high and low closing prices of our common stock, as reported by the Over-the-Counter Bulletin Board are as follows:

	Common Stock

Quarter Ended	High	Low

December 31, 2016	$0.90	$0.88
September 30, 2016	$0.88	$0.88
June 30, 2016	$0.90	$0.90
March 31, 2016	$1.05	$1.05
December 31, 2015	$0.90	$0.90
September 30, 2015	$0.75	$0.75
June 30, 2015	$0.57	$0.57
March 31, 2015	$0.48	$0.48

Holders

As of March 28, 2017 we had 114 stockholders of record. Such number of record stockholders does not include additional stockholders or other beneficial owners whose shares are held in street or nominee name by banks, brokerage firms, and other institutions on their behalf.

Dividends

No dividends on our common stock were paid in either of the two most recent fiscal years, and we do not anticipate paying dividends on our common stock in the foreseeable future.

Unregistered Securities Issuances in Fiscal Year 2016

All unregistered securities issued in fiscal year 2016 have been previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Shares Issued and Outstanding and Shares Reserved for Exercise of Warrants, Stock Options, and the 2015 Plan

As of March 28, 2017, the Company has 17,376,012 shares of common stock issued and outstanding; and 8,944,599 shares reserved for issuance upon the exercise of outstanding warrants, convertible notes, outstanding stock options, and shares reserved for the Intellinetics, Inc. 2015 Equity Incentive Plan (the “2015 Plan”).

Issuer Purchase of Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial conditions and results of operations of the Company for the fiscal years ended December 31, 2016, and 2015 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report on Form 10-K. References in this item to the “Company,” “us,” “we,” “our,” and similar terms refer to Intellinetics, Inc., a Nevada corporation (“Intellinetics”), and its sole operating subsidiary, Intellinetics, Inc., an Ohio corporation (“Intellinetics Ohio”), unless we state otherwise or the context indicates otherwise.

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

We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risk factors that are included in Part I, Item 1A of this report. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition accrued expenses, financing operations, contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carry value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this report for the year ended December 31, 2016.

Recent Developments

Notes Offering

Between December 22, 2016 and January 31, 2017, the Company conducted and completed a private offering of securities with certain accredited investors, for the sale of $1,250,000 of 12% convertible subordinated notes, convertible into common stock at $0.65 per share.

For more information, see the Note 15 to the Consolidated Financial Statements, titled “Subsequent Events” in Part II, Item 8, Financial Statements and Supplementary Data.

Company Overview

Intellinetics is a Nevada holding company incorporated in 1997, with a single operating subsidiary, Intellinetics Ohio. Intellinetics Ohio was incorporated in 1996, and on February 10, 2012, Intellinetics Ohio became the sole operating subsidiary of Intellinetics as a result of a reverse merger and recapitalization.

The Company is a document solutions software development, sales and marketing company serving both the public and private sectors. The Company’s software platform allows customers to capture and manage all documents across operations such as scanned hard-copy documents and all digital documents including those from Microsoft Office 365, digital images, audio, video and emails. The Company’s solutions create value for customers by making it easy to connect business-critical documents to the processes they drive by making them easy to find, secure and compliant.

Customers obtain use of the Company’s software by either purchasing it for installation onto their equipment, referred to as a “premise” model, or by accessing the platform via the Internet, referred to as a “cloud-based” or “software as a service” (“SaaS”) model. The Company anticipates that the provision of “cloud” application services, or SaaS cloud-based customer activation, will increase over time and become the priority in the market and the most significant strategic part of its revenue growth opportunity. Our revenues from cloud-based delivery of our software, including hosting services, as a percentage of total revenue for the period ended December 31, 2016 and 2015, were 20% and 12%, respectively.

Revenues

Revenues are generated from the licensing, subscription and maintenance of our enterprise software products and from professional services fees in connection with the implementation and integration of software applications. Our revenues, especially our license revenues, are impacted by the effectiveness of our sales and marketing efforts and the competitive strength of our software products, as well as general economic and industry conditions.

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

Costs of revenues also include the costs of server hosting and SaaS applications, as well as certain third-party costs and hardware costs incurred. Third-party and hardware costs may vary widely from quarter to quarter.

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

How We Evaluate our Business Performance and Opportunities

Major Quantitative and Qualitative Factors we Consider in the Evaluation of our Business

The major qualitative and quantitative factors we consider in the evaluation of our operating results include the following:

●	Our current strategy is to focus upon cloud-based delivery of our software products through channel partners. Historically, our revenues have mostly resulted from premise-based software licensing revenue and professional services revenue. Our observation of industry trends leads us to anticipate that cloud-based delivery will become our principal software business and a primary source of revenues for us, and we are beginning to see our customers migrate to cloud-based services. Accordingly, when we evaluate our results, we assess whether our cloud-based software revenues are increasing, relative to prior periods and relative to other sources of revenue. Additionally, we assess whether our sales resulting from relationships with channel partners are increasing, relative to prior periods and relative to direct sales to customers. Finally, we consider the number of channel partners with which we have a contract or other relationship to be an indicator of our performance and future results.

●	Our customer engagements often involve the development and licensing of customer-specific software solutions and related consulting and software maintenance services. When analyzing whether to undertake a particular customer engagement, we often consider all of the following factors as part of our overall strategy to grow the business: (i) the profit margins the project may yield, (ii) whether the project will allow us to enter a new geographic market, (iii) whether the project would enable us to demonstrate our capabilities to large national resellers, or (iv) whether the project would help to develop new product and service features that we could integrate into our suite of products, resulting in an overall product portfolio that better aligns with the needs of our target customers. As a result of this pipeline analysis, we may take on projects with a lower project margin if we determine that the project is valuable to our business for the other reasons discussed.

●	For direct sales, our sales cycle and implementation can be long, sometimes lasting 6-18 months. Even when a project begins, we often perform pre-installation assessment, project scoping, and implementation consulting. Therefore, when we plan our business and evaluate our results, we consider the revenue we expect to recognize from projects in our late-stage pipeline.

●

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

●	We monitor our costs and capital needs to ensure efficiency as well as an adequate level of support for our business plan.

Uncertainties, Trends, and Risks that can cause Fluctuations in our Operating Results

Our operating results have fluctuated significantly in the past and are expected to continue to fluctuate in the future due to a variety of factors. Factors that affect our operating results include the following:

●	our capital needs, and the costs at which we are able to obtain capital;

●	general economic conditions that affect the amount our customers are spending on their software needs, the cost at which we can provide software products and services, and the costs at which we can obtain capital;

●	the development of new products, requiring development expenses, product rollout, and market acceptance;

●	the length of our sales cycle;

●	the fact that many of our customers are governmental organizations, exposing us to the risk of early termination, audits, investigations, sanctions, and other penalties not typically associated with private customers;

●	our relationships with our channel partners, for purposes of product delivery, introduction to new markets and customers, and for feedback on product development;

●	our need to increase expenses at the beginning of a customer project, while associated revenue is recognized over the life of the project;

●	the potential effect of security breaches, data center infrastructure capacity, our use of open-source software, and governmental regulation and litigation over data privacy and security;

●	whether our clients renew their agreements and timely remit our accounts receivable;

●	whether we can license third-party software on reasonable terms;

●	our ability to protect and utilize our intellectual property; and

●	the effects of litigation, warranty claims, and other claims and proceedings.

Due to all these factors and the other risks discussed in “Item 1.A Risk Factors” of this report, our results of operations should not be relied upon as an indication of our future performance. A comparison of our operating results with prior periods is not necessarily meaningful or indicative of future performance.

Results of Operations

Overview - Fiscal 2016 Compared with Fiscal 2015

We reported net losses of $1,576,311 and $3,921,428 for the twelve months ended December 31, 2016 and 2015, respectively, representing a decrease in net loss of $2,345,117 or 60%. We reported gross profit of $1,891,924 and $1,788,974 for the twelve months ended December 31, 2016 and 2015, respectively, representing an increase in gross profit of $102,950 or 6%. We reported operating expenses of $3,261,903 and $3,344,784 for the twelve months ended December 31, 2016 and 2015, respectively, representing a decrease in operating expenses of $82,881. The decrease in operating expenses year-over-year was principally related to legal and professional fees relating to the private placement of convertible notes sold, related interest expense, and share-based compensation granted to employees and directors of the Company, which were reduced relative to similar activities in 2015, and more than offset increases in sales and marketing expenses related to our continued support of the reseller channel.

Revenues

We reported total revenues of $2,601,733 and $2,336,991 for the twelve months ended December 31, 2016 and 2015, respectively, representing an increase of $264,742 or 11%. The net increase in total revenues year-over-year is attributable to several factors as described below.

Sale of Software

Revenues from the sale of software principally consist of sales of additional or upgraded software licenses and applications to existing customers and sales of software to our resellers. These software revenues were $390,583 and $601,141, for the twelve months ended December 31, 2016 and 2015, respectively, representing a decrease of $210,558, or 35%. The decrease year-over-year in sales was due to timing of larger direct sales projects and a market shift toward SaaS.

Sale of Software as a Service

For customers who wish to avoid the upfront costs of typical premises-based software installations, we provide access to our software solutions as a service, accessible through the internet. Our customers typically enter into our software as a service agreement for periods in excess of one year. Under these agreements, we generally provide access to the applicable software, data storage and related customer assistance and support. Our software as a service revenues were $525,282 and $281,899, for the twelve months ended December 31, 2016 and 2015, respectively, representing an increase of $243,383 or 86%. The increase in revenue year-over-year was primarily the result of more new customers choosing a cloud-based solution and expanded data storage and hosting fees.

Sale of Software Maintenance Services

Software maintenance services revenues consist of fees for post contract customer support services provided to license holders. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. A substantial portion of these revenues were generated from customers to whom we sold software in prior years who have continued to renew their maintenance agreements. The support and maintenance agreements typically have a term of 12 months. Our software maintenance support revenue was $988,690 and $941,531, for the twelve months ended December 31, 2016 and 2015, respectively, representing an increase of $47,159, or 5%. The increase in revenue year-over-year was primarily the result of new accounts gained through our growing sales channel partner network building on renewals of existing maintenance agreements.

Sales of Professional Services

Professional services revenues consist of revenues from consulting, discovery, training, and advisory services to assist customers with document management needs. These revenues include those arrangements where we do not sell software license as an element of the overall arrangement. Professional services revenues were $502,952 and $382,717, for the twelve months ended December 31, 2016 and 2015, respectively, representing an increase of $120,235 or 31%. The increase in revenue was primarily resulted from consulting contracts for customers seeking additional customization, project management, and training.

Sale of Third Party Services

Third party services consist of third party vendor software, hardware and/or services purchases as requested by our customers as needed in conjunction with our core software or services. By classifying these revenues under a separate revenue category, we reduce the extent to which fluctuations in this revenue category impact the other categories of revenues. Third party services revenues were $194,226 and $129,703, respectively, for the twelve months ended December 31, 2016 and 2015, respectively, representing an increase of $64,523 or 50%.

Costs of Revenue

The cost of revenues during the twelve months ended December 31, 2016 and 2015 were $709,809 and $548,017, respectively, representing an increase of $161,792, or 30%. The increase in cost of revenue year-over-year is primarily the result of the increase in volume of clients in the software as a service category in 2016 where the increase in revenue from the reseller channel at reseller pricing, which is lower than direct pricing, did not increase proportionally.

Gross Margins

Overall gross margin for the twelve months ended December 31, 2016 and 2015 were 73% and 77%, respectively, representing a decrease of 4%. The decrease in gross margin year-over-year is primarily as result of the increase of costs associated with software as a service relative to the revenues, due to the channel mix, as discussed in Costs of Revenue above.

Cost of Software Revenues

Cost of software revenues consists primarily of third-party software licenses that are sold in connection with our core software applications and labor costs of our software engineers and implementation consultants. Cost of software revenues was $73,566 and $125,108 for the twelve months ended December 31, 2016 and 2015, respectively, representing a decrease of $51,542 or 41%.

Gross margin for this product category increased to 81% for the twelve months ended December 31, 2016 from 79% for the twelve months ended December 31, 2015. The improvement is a function of the level of customization in the contracts, with slightly less customization in 2016.

Cost of Software as a Service

Cost of software as a service consists primarily of technical support personnel, hosting services, and related costs. Cost of software as a service was $247,928 for the twelve months ended December 31, 2016, as compared with $121,466 for the twelve months ended December 31, 2015, representing an increase of $126,462, or 104%. The increase was primarily from the increased volume, including an increase in allocation of technical support personnel costs.

Gross margins for this product category were 53% and 57% for the twelve months ended December 31, 2016, and 2015, respectively.

Cost of Software Maintenance Services

Cost of software maintenance services consists primarily of technical support personnel and related costs. Cost of software maintenance services for the twelve months ended December 31, 2016 was $127,805 compared with $128,597 for the twelve months ended December 31, 2015.

Gross margins in this product category were 87% and 86% for the twelve months ended December 31, 2016, and 2015, respectively.

Cost of Professional Services

Cost of professional services consists primarily of the compensation of our software engineers and implementation consultants and related third-party costs. Cost of consulting services was $135,486 for the twelve months ended December 31, 2016, as compared with $100,768 for the twelve months ended December 31, 2015, representing an increase of $34,718 or 34%. The increase year-over-year resulted from increased professional services demand in 2016, which correspondingly increased labor costs.

Gross margins in this product category were 73% and 74% for the twelve months ended December 31, 2016, and 2015, respectively. Gross margins related to consulting services may vary widely, depending upon the nature of the consulting project and the amount of labor it takes to complete a project.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $2,118,924 during the twelve months ended December 31, 2016 as compared with $2,541,867 during the twelve months ended December 31, 2015, representing a decrease of $422,943 or 17%. The decrease in operating expenses year-over-year was principally related to legal and professional fees relating to the private placement of convertible notes sold, related interest expense, and share-based compensation granted to employees and directors of the Company, which were reduced relative to similar activities in 2015.

Sales and Marketing Expenses

Sales and marketing expenses increased to $1,132,292 during the twelve months ended December 31, 2016 as compared with $791,291 during the twelve months ended December 31, 2015, representing an increase of $341,001 or 43%. The increase year-over-year was primarily related to our increased support of and efforts to grow our network of channel partners, including the launch of IntelliCloud University, our on-line training and on-boarding tool, as well as increased sales and marketing team travel expenses.

Depreciation

Depreciation was $10,687 for the twelve months ended December 31, 2016, as compared with $11,626 for the twelve months ended December 31, 2015, representing a decrease of $939 or approximately 8%. The decrease year-over-year reflects the impact of assets becoming fully amortized.

Interest Expense, Net

Interest expense, net, was $206,332 during the twelve months ended December 31, 2016 as compared with $2,365,618 during the twelve months ended December 31, 2015, representing a decrease of $2,159,286 or 91%. The decrease year-over-year resulted primarily from a decrease in the value of stock warrants issued in the conversion of convertible notes, a reduction of $1,647,610. Approximately $2,033,868 in convertible notes and $428,779 in accrued interest associated with the notes were converted to equity on December 31, 2015, which drove a further net decrease in interest expense of $416,765.

Liquidity and Capital Resources

We have financed our operations primarily through a combination of cash on hand, cash generated from operations, borrowings from third parties and related parties, and proceeds from private sales of equity. As of December 31, 2016, our major liquidity indicators are:

●	Cash $689,946 and

●	Working Capital Deficiency $(946,409).

From our inception, we have generated revenues from the sales and implementation of our internally generated software applications. Our plan is to increase our sales and market share by developing an expanded network of resellers through which we expect to sell our expanded software product portfolio. We expect that this marketing initiative will require us to continue our efforts towards reseller training and on-boarding, and develop additional software integration and customization capabilities, all of which will require additional capital. Although management believes that we may have access to additional capital resources, there are currently no commitments in place for new financing, and there is no assurance that we will be able to obtain funds on commercially acceptable terms, if at all.

On December 30, 2016, the Company entered into note purchase agreements with certain accredited investors for a private placement of convertible notes for gross proceeds of $690,000. Subsequent to December 31, 2016, the Company closed the offering with an additional $560,000 in gross proceeds for the issuance of convertible notes. The offering raised a total of $1,250,000 in the sale of these unregistered securities. The proceeds from these notes were used primarily to fund our working capital needs and general corporate purposes, including without limitation, debt reduction.

The Company expects that through the next 12 months the capital requirements to fund the Company’s growth and to cover the operating costs as a public company will consume substantially all the cash flows that it intends to generate from its operations, in addition to the proceeds from the issuances of debt and equity securities. The Company further believes that during this period, while the Company is focusing on the growth and expansion of its business, the gross profit that it expects to generate from operations may not generate sufficient funds to cover these anticipated operating costs. Our cash flows to meet our cash requirements are insufficient by approximately $96,000 per month. Assuming over the next 12 months, we do not increase our cash flow generated from operations or obtain additional capital or debt financing, we will not have sufficient funds for planned operations and service for existing current debt obligations.

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

Liquidity and Capital Resource - Equity Capital Resources

Shares Issued and Outstanding and Shares Reserved for Exercise of Warrants, Stock Options, and the 2015 Plan

As of March 28, 2017, the Company has 17,376,012 shares of common stock issued and outstanding; and 8,944,599 shares reserved for issuance upon the exercise of outstanding warrants, convertible notes, outstanding stock options, and shares reserved for the 2015 Plan.

Our shares are available for quotation on the OTCQB, and we believe this is important for raising capital to finance our growth plan. We intend to deploy any future capital we may raise to expand our sales and marketing capabilities, develop ancillary software products, enhance our internal infrastructure, support the accounting, auditing and legal costs of operating as a public company, and provide working capital.

Liquidity and Capital Resource - Debt Capital Resources

Deferral of Principal and Interest Payment Relating to Notes Payable Issued by Intellinetics to the Ohio State Development Authority

Intellinetics Ohio has issued two notes payable to the Ohio State Development Authority. In June 2014, Intellinetics Ohio and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule on both of the loans, deferring a portion of the interest payments until June 1, 2015. On September 25, 2015, both notes payable were amended as discussed below. Both of these notes are subject to certain covenants and reporting requirements.

On September 25, 2015, a note with a principal amount of $1,012,500 was amended and restated, setting forth the amount of principal and interest payable under the note. The interest rate was changed to six percent 6% per annum until paid, with principal and interest payments according to a new amortization schedule, which reduced principal payments and deferred interest payment until October 1, 2016. This note matures on August 1, 2018.

On September 25, 2015, a different note with a principal amount of $750,000 was amended. This note requires the Company to create and/or maintain nineteen full-time jobs for each month beginning on October 1, 2016. Additionally, a new amortization schedule reduced the principal payments and deferred interest payments until October 1, 2016, at which time the payments will restate the monthly principal and interest payments through the maturity date of August 1, 2018.

For more information, please see Note 7 to the Consolidated Financial Statements, titled Notes Payable.

Other Promissory Note

On December 31, 2014, the Company and Ramon M. Shealy converted their previous promissory notes, whose total principal balance and unpaid interest was $193,453 to a new single promissory note, with a maturity date of January 1, 2020. For more information, please see Note 7 to the Consolidated Financial Statements, titled Notes Payable.

Issuance of Convertible Notes.

Between December 30, 2016, and January 31, 2017, the Company entered into note purchase agreements with certain accredited investors for a private placement of convertible notes for gross proceeds of $1,250,000. The proceeds from these notes will be used primarily to fund our working capital needs and general corporate purposes, including without limitation, debt reduction. As part of this offering, $690,000 of convertible notes were issued in 2016, with the remaining notes issued in 2017.

For more information, please see Note 7 to the Consolidated Financial Statements, titled Notes Payable, Note 8 to the Consolidated Financial Statements, titled Notes Payable – Related Parties, and Note 13 to the Consolidated Financial Statements, titled Subsequent Events.

Summary of Outstanding Indebtedness at December 31, 2016

The Company’s outstanding indebtedness at December 31, 2016 is as follows:

●	Promissory note held by Ohio State Development Authority, dated July 17, 2009, with an original principal balance of $1,012,500, current principal balance of $353,346, accrued interest of $124,085, and accrued fees of $101,251.

●	Promissory note held by Ohio State Development Authority, dated July 3, 2011, with an original principal balance of $750,000, current principal balance of $433,115, accrued interest of $158,062, and accrued fees of $71,408.

●	Promissory note held by Ramon Shealy, dated December 31, 2014, with a principal balance of $193,453, current principal balance of $127,408, and accrued interest of $0.

●	Convertible notes held by accredited investors, dated December 30, 2016, with an aggregate original principal balance of $690,000, current principal balance of $690,000, and accrued interest of $1,125. (Subsequent to December 31, 2016, additional convertible notes were issued to accredited investors with an aggregate original principal balance of $560,000.)

Capital Expenditures

There were no material commitments for capital expenditures at December 31, 2016.

Cash Flows

Operating Activities

Net cash used in operating activities for the twelve months ended December 31, 2016, and 2015 was $1,260,681 and $619,983, respectively. During the twelve months ended December 31, 2016, the net cash used in operating activities was primarily attributable to the net loss adjusted for non-cash expenses of $472,546, an increase in operating assets of $169,812 and an increase in operating liabilities of $12,896. During the twelve months ended December 31, 2015, the net cash used in operating activities was primarily attributable to the net loss adjusted for non- cash expenses of $2,760,585, an increase in operating assets of $145,591 and an increase in operating liabilities of $686,451.

Investing Activities

Net cash used in investing activities for the twelve months ended December 31, 2016, and 2015 amounted to $6,867 and $5,558, respectively, and was related to the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the twelve months ended December 31, 2016 amounted to $840,376. New borrowings of $690,000 were partially offset by $359,379 of notes payable repayments, of which $92,806 was repaid to related parties. The sale of common stock resulted in $559,285 in net cash during 2016.

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

Critical Accounting Policies and Estimates

Liquidity, Going Concern and Management’s Plans

We have incurred substantial recurring losses since our inception. The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. During the years 2012 through 2016 we raised a total of $8,904,576 through issuance of debt and equity securities. We are also in the process of exploring strategies to increase our existing revenues. We believe we will be successful in these efforts; however, there can be no assurance we will be successful in raising additional debt or equity financing or finding any other financing source to fund our operations on terms agreeable to us.

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

On an ongoing basis, we evaluate our estimates and judgments. Areas in which we exercise significant judgment include, but are not necessarily limited to, our valuation of accounts receivable, and income taxes, along with the estimated useful lives of depreciable property and equipment.

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

We recognize revenues in accordance with Accounting Standards Codification (“ASC”) topic 985-605 “Software Revenue Recognition.” We record revenues from the sale of software licenses when persuasive evidence of an arrangement exists, the software product has been installed, there are no significant uncertainties surrounding customer acceptance, the fees are fixed and determinable, and collection is considered probable.

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

In connection with the sale of software with professional services, we provide the customer with a solution that is customized or configured to fit the customer’s particular needs and/or our professional services are essential to the functionality of the software. In these arrangements, the software license and professional services do not qualify for separate accounting. Accordingly, we record the revenues for these sales as prescribed by ASC 985-605, in accordance with the contract accounting guidelines in ASC topic 605-35 “Revenue Recognition: Construction-Type and Production-Type Contracts” (“ASC 605-35”), after evaluating for separation of any non- ASC 605-35 elements in accordance with the provisions of ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements,” as updated. We account for these contracts on a percentage of completion basis, measured by the percentage of labor hours incurred to date to estimated total labor hours for each contract, or on a completed contract basis when dependable estimates are not available.

Revenues generated under software as a service and maintenance contracts are recognized ratably over the term of the contract. Software as a service revenues are typically billed on a monthly or annual basis.

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

Deferred Revenues

Deferred revenues relate to maintenance agreements which have been paid for by customers prior to the performance of those services, and payments received for professional services and license arrangements that have been deferred until completion under the Company’s percentage of completion revenue recognition method. Generally, all revenues will be recognized within twelve months after the signing of the agreement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(1) Financial Statements.

(2) Financial Statement Schedules.

Financial Statement Schedules have been omitted because they are either not required or not applicable, or because the information required to be presented is included in the financial statements or the notes thereto included in this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Intellinetics, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Intellinetics, Inc. and Subsidiary (collectively, the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intellinetics, Inc. and Subsidiary at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBQ Partners LLC

 Columbus, Ohio

March 30, 2017

INTELLINETICS, INC. and SUBSIDIARY

Consolidated Balance Sheets

	December 31, 2016	December 31, 2015

ASSETS
Current assets:
Cash	$689,946	$1,117,118
Accounts receivable, net	259,497	217,028
Prepaid expenses and other current assets	150,620	46,521

Total current assets	1,100,063	1,380,667

Property and equipment, net	18,783	22,603
Other assets	10,285	10,285

Total assets	$1,129,131	$1,413,555

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$767,197	$826,864
Deferred revenues	665,460	638,193
Deferred compensation	215,012	215,012
Notes payable - current	360,496	401,573
Notes payable - related party - current	38,307	92,805
Total current liabilities	2,046,472	2,174,447

Long-term liabilities:
Notes payable - net of current portion	585,782	782,206
Notes payable - related party - net of current portion	299,447	127,409
Deferred interest expense	158,062	136,078
Other long-term liabilities - related parties	1,125	12,852

Total long-term liabilities	1,044,416	1,058,545

Total liabilities	3,090,888	3,232,992

Stockholders' deficit:
Common stock, $0.001 par value, 50,000,000 shares authorized; 16,815,850 and 14,908,439 shares issued and outstanding at December 31, 2016 and 2015, respectively	26,816	21,909
Additional paid-in capital	12,966,177	11,537,093
Accumulated deficit	(14,954,750)	(13,378,439)
Total stockholders' deficit	(1,961,757)	(1,819,437)
Total liabilities and stockholders' deficit	$1,129,131	$1,413,555

See Notes to these consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARY

Consolidated Statements of Operations

	For the Year Ended December 31,
	2016	2015

Revenues:
Sale of software	$390,583	$601,141
Software as a service	525,282	281,899
Software maintenance services	988,690	941,531
Professional services	502,952	382,717
Third Party services	194,226	129,703

Total revenues	2,601,733	2,336,991

Cost of revenues:
Sale of software	73,566	125,108
Software as a service	247,928	121,466
Software maintenance services	127,805	128,597
Professional services	135,486	100,768
Third Party services	125,024	72,078

Total cost of revenues	709,809	548,017

Gross profit	1,891,924	1,788,974

Operating expenses:
General and administrative	2,118,924	2,541,867
Sales and marketing	1,132,292	791,291
Depreciation	10,687	11,626

Total operating expenses	3,261,903	3,344,784

Loss from operations	(1,369,979)	(1,555,810)

Other income (expense)
Interest expense, net	(206,332)	(2,365,618)

Total other income (expense)	(206,332)	(2,365,618)

Net loss	$(1,576,311)	$(3,921,428)

Basic and diluted net loss per share:	$(0.09)	$(0.55)

Weighted average number of common shares outstanding - basic and diluted	16,650,085	7,152,276

See Notes to these consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARY

Consolidated Statement of Stockholders' Deficit

For the Twelve Months Ended December 31, 2016

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2014	7,123,089	$14,124	$5,189,178	$(9,457,011)	$(4,253,709)

Beneficial Conversion of Convertible Notes	-	-	170,091	-	170,091

Stock Option Compensation	-	-	430,000	-	430,000

Sale of Stock	2,320,134	2,320	1,207,313	-	1,209,633

Convertible Securities Exercised	5,465,216	5,465	2,457,183	-	2,462,648

Note Conversion Warrant Expense	-	-	2,083,328	-	2,083,328

Net Loss	-	-	-	(3,921,428)	(3,921,428)

Balance, December 31, 2015	14,908,439	$21,909	$11,537,093	$(13,378,439)	$(1,819,437)

Sale of Stock	1,013,198	1,013	558,272	-	559,285

Stock Issued to Directors	69,443	69	62,431	-	62,500

Stock Option Compensation	-	-	137,878	-	137,878

Convertible Securities Exercised	303,912	304	169,735	-	170,039

Exercise of stock warrants	520,858	3,521	(22)	-	3,499

Note Conversion Warrant Expense	-	-	137,970	-	137,970

Note Offer Warrant Expense	-	-	97,435	-	97,435

Beneficial Conversion of Convertible Notes	-	-	265,385	-	265,385

Net Loss	-	-	-	(1,576,311)	(1,576,311)

Balance, December 31, 2016	16,815,850	$26,816	$12,966,177	$(14,954,750)	$(1,961,757)

See Notes to these consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARY

Consolidated Statements of Cash Flows

	For the Twelve Months Ended December 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(1,576,311)	$(3,921,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,687	11,626
Bad debt expense	23,244	26,771
Amortization of deferred financing costs	2,832	13,269
Amortization of beneficial conversion option	-	195,591
Stock issued for services	62,500	-
Stock options compensation	137,878	430,000
Note conversion warrant expense	137,970	2,083,328
Note offer warrant expense	97,435	-
Changes in operating assets and liabilities:
Accounts receivable	(65,713)	(144,738)
Prepaid expenses and other current assets	(104,099)	(853)
Accounts payable and accrued expenses	(24,628)	256,104
Other long-term liabilities - related parties	(11,727)	323,315
Deferred interest expense	21,984	32,837
Deferred revenues	27,267	74,195
Total adjustments	315,630	3,301,445
Net cash used in operating activities	(1,260,681)	(619,983)

Cash flows from investing activities:
Purchases of property and equipment	(6,867)	(5,558)
Net cash used in investing activities	(6,867)	(5,558)

Cash flows from financing activities:
Sale of Common Stock	559,285	1,209,633
Exercise of stock options	3,499	-
Payment of deferred financing costs	(53,029)
Proceeds from notes payable	315,000	-
Proceeds from notes payable - related parties	375,000	582,000
Repayment of notes payable	(266,573)	(204,401)
Repayment of notes payable - related parties	(92,806)	(28,654)
Net cash provided by financing activities	840,376	1,558,578

Net increase (decrease) in cash	(427,172)	933,037
Cash - beginning of period	1,117,118	184,081
Cash - end of period	$689,946	$1,117,118

Supplemental disclosure of cash flow information:
Cash paid during the period for interest and taxes	$56,702	$47,633

Supplemental disclosure of non-cash financing activities:
Accrued interest notes payable converted to equity	$35,039	$62,294
Accrued interest notes payable related parties converted to equity	-	366,484
Discount on notes payable for beneficial conversion feature	121,154	170,091
Discount on notes payable - related parties for beneficial conversion feature	144,231	-
Notes payable conversion warrant expense	113,762	1,647,610
Notes payable conversion underwriting warrant expense	24,208	435,718
Notes payable converted to equity	135,000	225,800
Notes payable related parties converted to equity	-	1,808,068

See Notes to these consolidated financial statements

INTELLINETICS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

1.	Business Organization and Nature of Operations

Intellinetics, Inc., formerly known as GlobalWise Investments, Inc., (“Intellinetics”), is a Nevada corporation incorporated in 1997, with a single operating subsidiary, Intellinetics, Inc., an Ohio corporation (“Intellinetics Ohio”), together with Intellinetics, the (“Company,” “we,” “us,” and “our”). Intellinetics Ohio was incorporated in 1996, and on February 10, 2012, Intellinetics Ohio became the sole operating subsidiary of Intellinetics as a result of a reverse merger and recapitalization.

The Company is a document solutions software development, sales and marketing company serving both the public and private sectors. The Company’s software platform allows customers to capture and manage all documents across operations such as scanned hard-copy documents and all digital documents including those from Microsoft Office 365, digital images, audio, video and emails. The Company’s solutions create value for customers by making it easy to connect business-critical documents to the processes they drive by making them easy to find, secure and compliant.

2.	Basis of Presentation

The accompanying audited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The Company has evaluated subsequent events through the issuance of this Form 10-K.

3.	Liquidity and Management’s Plans

Through December 31, 2016, the Company had incurred an accumulated deficit since its inception of $14,954,750. At December 31, 2016, the Company had a cash balance of $689,946.

From the Company’s inception, it has generated revenues from the sales and implementation of its internally generated software applications.

The Company’s business plan is to increase its sales and market share by developing an expanded network of resellers through which the Company will sell its expanded software product portfolio. The Company expects that this marketing initiative will require that it continue its efforts towards reseller training and on-boarding, and develop additional software integration and customization capabilities, all of which will require additional capital.

The Company expects that through the next 12 months, the capital requirements to fund the Company’s growth, service existing debt obligations, and to cover the operating costs as a public company will consume substantially all of the cash flows that it intends to generate from its operations. The Company further believes that during this period, while the Company is focusing on the growth and expansion of its business, the gross profit that it expects to generate from operations will not generate sufficient funds to cover these anticipated operating costs. Our cash requirements are insufficient by approximately $96,000 per month. During 2016 and 2015, the Company has used the proceeds from the convertible note issuances and the sale of equity securities to sustain operations and to follow through on the execution of its business plan. There is no assurance that the Company’s has or will be able to obtain sufficient funds to fund the Company’s operations. Given these conditions, the Company’s ability to continue as a going concern is contingent upon increasing its revenues and successfully managing its cash requirements. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrants into established markets, the competitive environment in which the Company operates and its cash requirements. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Since inception, the Company’s operations have primarily been funded through a combination of gross margins, state business development loans, bank loans, convertible loans and loans from friends and family, and the sale of securities. Although management believes that the Company may have access to additional capital resources, there are currently no commitments or arrangements in effect that would provide for new financing and there is no assurance that the Company will be able to obtain additional funds on commercially acceptable terms, if at all.

During the twelve months ended December 31, 2016, the Company raised $1,215,709 through the issuance of convertible notes and the sale of its common stock and warrants. The proceeds from the issuance and the sale were used to fund the Company’s working capital needs and debt repayment obligations. Subsequent to December 31, 2016, the Company raised an additional net $459,745 through the issuance of convertible notes. For more information, see the Note 15 to the Consolidated Financial Statements, titled “Subsequent Events.”

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

On February 10, 2012, Intellinetics Ohio was acquired by Intellinetics, when it was known as GlobalWise Investments, Inc., pursuant to a reverse merger, with Intellinetics Ohio surviving as a wholly owned subsidiary of Intellinetics.

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

The number of customers that comprise the Company’s customer base, along with the different industries, governmental entities and geographic regions, in which the Company’s customers operate, limits concentrations of credit risk with respect to accounts receivable. The Company does not generally require collateral or other security to support customer receivables; however, the Company may require its customers to provide retainers, up-front deposits or irrevocable letters-of-credit when considered necessary to mitigate credit risks. The Company has established an allowance for doubtful accounts based upon facts surrounding the credit risk of specific customers and past collections history. Credit losses have been within management’s expectations. At December 31, 2016 and 2015, the Company’s allowance for doubtful accounts was $19,034 and $23,786, respectively.

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

On January 1, 2016, the Company granted employees stock options to purchase 250,000 shares of common stock of the Company, par value $0.001 per share (“Shares”) at an exercise price of $0.90 per Share in accordance with the 2015 Intellinetics Inc. Equity Incentive Plan (the “2015 Plan”), with vesting continuing until 2019. The total fair value of $196,250 for these stock options will be recognized by the Company over the applicable vesting period. The total stock option compensation for the twelve months ended December 31, 2016 was $98,047.

On February 10, 2016, the Company granted employees stock options to purchase 210,000 Shares at an exercise price of $0.96 per Share, in accordance with the 2015 Plan, with vesting continuing until 2020. The total fair value of $174,748 for these stock options will be recognized by the Company over the applicable vesting period. The total stock option compensation for the twelve months ended December 31, 2016 was $38,780.

On December 6, 2016, the Company granted an employee stock options to purchase 100,000 Shares at an exercise price of $0.76 per Share, in accordance with the 2015 Plan, with vesting continuing until 2020. The total fair value of $63,937 for these stock options will be recognized by the Company over the applicable vesting period. The total stock option compensation for the twelve months ended December 31, 2016 was $1,051.

On January 2, 2016, the Company issued 69,433 new Shares of restricted common stock to directors of the Company in accordance with the 2015 Plan. Stock compensation of $62,500 was recorded on the issuance of the Shares.

For the twelve months ended December 31, 2015, the Company recorded Share-based compensation to non-employees of $430,000.

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

Research and Development

We design, develop, test, market, license, and support new software products and enhancements of current products. We continuously monitor our software products and enhancements to remain compatible with standard platforms and file formats. We expense our software development costs as incurred. For the twelve months ending December 31, 2016 and 2015, our research and development costs were $386,285 and $497,976, respectively.

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

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. ASU 2016-02 will be effective for the Company beginning in its first quarter of 2019, and early adoption is permitted. The Company is currently evaluating the timing of its adoption and the impact of adopting ASU 2016-02 on its consolidated financial statements.

Debt Issuance Costs

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability rather than as an asset. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. The guidance is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The guidance is required to be applied retrospectively and early adoption is permitted. The Company adopted the new guidance effective January 1, 2016. Debt issuance costs that are now presented as a direct reduction from the carrying amount of the associated debt liability amounted to $54,452 and $4,255 on December 31, 2016 and 2015, respectively.

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

d) Sale of Professional Services

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

Advertising

The Company expenses the cost of advertising as incurred. Advertising expense for the twelve months ended December 31, 2016 and 2015 amounted to approximately $1,727 and $1,936, respectively.

Earnings (Loss) Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The Company has outstanding stock options, which have not been included in the calculation of diluted net loss per share because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for each period are the same.

Income Taxes

The Company and its subsidiary file a consolidated federal income tax return. The provision for income taxes is computed by applying statutory rates to income before taxes.

Deferred income taxes are recognized for the tax consequences in future years of temporary differences between the financial reporting and tax bases of assets and liabilities as of each period-end based on enacted tax laws and statutory rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A 100% valuation allowance has been established on deferred tax assets at December 31, 2016 and 2015, due to the uncertainty of our ability to realize future taxable income.

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

Statement of Cash Flows

For purposes of reporting cash flows, cash includes cash on hand and demand deposits held by banks.

Reclassifications

Certain amounts in the 2015 consolidated financial statements have been reclassified to conform to current year presentation.

6.	Property and Equipment

Property and equipment are comprised of the following:

	December 31, 2016	December 31, 2015
Computer hardware and purchased software	$309,667	$302,800
Leasehold improvements	221,666	221,666
Furniture and fixtures	88,322	88,322
	619,655	612,788
Less: accumulated depreciation and amortization	(600,872)	(590,185)
Property and equipment, net	$18,783	$22,603

Total depreciation expense on the Company’s property and equipment for the twelve months ended December 31, 2016 and 2015 amounted to $10,687 and $11,626, respectively.

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

On June 3, 2011, Intellinetics Ohio issued a note payable to the Ohio State Development Authority in the amount of $750,000, bearing interest at a rate of 1% per annum for the first 12 months, then interest at a rate of 7% per annum for the second 12 months (“Authority Loan No. 2,” and together with Authority Loan No. 1, the “Authority Loans”). Intellinetics Ohio was not obligated to remit payments of principal until September 1, 2013. The monthly principal and interest payments, beginning on the third anniversary of the loan origination, are $14,850 and are payable on a monthly basis through August 1, 2018. The Authority Loan No. 2 is secured by a senior secured interest on all business assets financed with loan proceeds, as well as a second secured interest in all business assets. Upon maturity, by acceleration or otherwise, Intellinetics Ohio is required to pay a loan participation fee of $75,000, which is accounted for as a loan premium, accreted monthly utilizing the interest method, over the term of the Authority Loan No. 2. The interest rate of 1% during the first 12 months of this loan was considered to be below market for that period. Intellinetics Ohio further determined that over the life of the Authority Loan No. 2, the effective interest rate was 5.6% per annum. Accordingly, during the first 12 months of the Authority Loan No. 2, Intellinetics Ohio recorded interest expense at the 5.6% rate per annum. The difference between the interest expense accrual at 5.6% and the stated rate of 1% over the first 12 months is credited to deferred interest. The deferred interest amount that is accumulated over the first 12 months of the loan term will be amortized as a reduction to interest expense over the remaining term of the Authority Loan No. 2. On December 31, 2016 and 2015, deferred interest of $158,062 and $136,078, respectively, was reflected within long-term liabilities on the accompanying consolidated balance sheets. In June 2014, Intellinetics Ohio and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule, deferring a portion of the principal and interest payment until June 1, 2015. On September 25, 2015, Intellinetics Ohio and the Ohio State Development Authority entered into a Third Amendment to the Loan Agreement related to Authority Loan No. 2, deferring a portion of the principal payment until October 1, 2016.

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

The Company evaluated the terms of its convertible notes payable in accordance with ASC 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared with the market price on the date of each note. If the conversion price was deemed to be less than the market value of the underlying common stock at the inception of the note, then the Company would recognize a beneficial conversion feature resulting in a discount on the note payable, upon satisfaction of the contingency. The beneficial conversion features are amortized to interest expense over the life of the respective notes, starting from the date of recognition.

Between June 24, 2014 and July 7, 2014, the Company issued convertible promissory notes in an aggregate amount of $135,000 to two accredited investors (“Unrelated Notes due December 31, 2015”.) The notes matured on December 31, 2015 and bore interest at an annual rate of interest of 10% until maturity, with interest payable quarterly. The note investors had a right, in their sole discretion, to convert the notes into Shares under certain circumstances at a conversion rate of $0.56 per Share. Because the notes had not been fully repaid by the Company or converted into Shares prior to maturity, the notes began accruing interest at the annual rate of 12% commencing on the maturity date. The Company used the proceeds for working capital, general corporate purposes, and debt repayment. On January 6, 2016, the note investors converted $135,000 of the notes and accrued interest thereon of $35,038 into 303,912 Shares and 141,698 warrants to purchase Shares, as part of a private placement and note exchange commenced in December 2015. The warrants have an exercise price equal to $0.65 per Share and contain a cashless exercise provision. All warrants are immediately exercisable and are exercisable for five years from issuance. Interest expense of $113,762 was recorded on the issuance of these warrants.

On December 30, 2016, the Company issued convertible promissory notes in an aggregate amount of   $315,000 (“Unrelated Notes due December 31, 2018”) to unrelated accredited investors. The notes mature on December 31, 2018, and bear interest at an annual rate of interest of 12% until maturity, with partial interest of 6% payable quarterly. The note investors have a right, in their sole discretion, to convert the notes into Shares under certain circumstances at a conversion rate of $0.65 per Share. If the notes have not been fully repaid by the Company by the maturity date or converted into Shares at the election of the note investors prior to maturity, then such notes will accrue interest at the annual rate of 14% from the maturity date until the date the notes are repaid in full. Any interest not paid quarterly will also accrue interest at the annual rate of 8% instead of 6%. The Company used the proceeds of the notes for working capital, general corporate purposes, and debt repayment. The Company recognized a beneficial conversion feature in the amount of $121,154. Interest expense recognized on the amortization of the beneficial conversion feature was $0 for the twelve months ended December 31, 2016.

The table below reflects all notes payable at December 31, 2016 and 2015, respectively, with the exception of related party notes disclosed in Note 8 - Notes Payable - Related Parties.

	December 31, 2016	December 31, 2015
Authority Loan No. 1, due August 1, 2018	$353,346	$493,373
Authority Loan No. 2, due August 1, 2018	433,115	559,661
Unrelated Notes due December 31, 2015	-	135,000
Unrelated Notes due December 31, 2018	193,846	-
Total notes payable	$980,307	$1,188,034
Less unamortized debt issuance costs	(34,029)	(4,255)
Less current portion	(360,496)	(401,573)
Long-term portion of notes payable	$585,782	$782,206

Future minimum principal payments of these notes payable with the exception of the related party notes in Note 8 - Notes Payable - Related Parties, as described in this Note 7 are as follows:

For the Twelve-Months
Ending December 31,	Amount
2017	$360,496
2018	619,811
Total	$980,307

As of December 31, 2016 and 2015, accrued interest for these notes payable with the exception of the related party notes in Note 8 - Notes Payable - Related Parties, was $282,147 and $274,564, respectively, and was reflected within accounts payable and accrued expenses on the consolidated balance sheets. As of December 31, 2016 and 2015, accrued loan participation fees were $172,659 and $166,039, respectively, and reflected within accounts payable and accrued expenses on the consolidated balance sheets. As of December 31, 2016 and 2015, deferred financing costs were $34,029 and $4,255, respectively, and was reflected within long-term liabilities on the consolidated balance sheets.

With respect to all notes outstanding (other than the notes to related parties), for the twelve months ended December 31, 2016, and 2015, interest expense, including the amortization of deferred financing costs, accrued loan participation fees, original issue discounts, deferred interest and related fees, interest expense related to warrants issued for the conversion of convertible notes, and the embedded conversion feature was $190,560  and $429,374, respectively.

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

On March 29, 2012, the Company issued an unsecured promissory note payable to Ramon Shealy, a then-director of the Company, who subsequently resigned from the Company’s board of directors (“Board of Directors”) on December 17, 2012, for personal reasons, in the amount of $238,000, bearing interest at a rate of 10% for the term of the note. All principal and interest was due and payable on September 27, 2012, but was later extended to November 24, 2012. On April 16, 2012, the Company issued another promissory note payable to Mr. Shealy, in the amount of $12,000, bearing interest at a rate of 10% per quarter. All principal and interest was due on July 15, 2012, but was later extended to November 24, 2012. On November 24, 2012, the two notes were cancelled and replaced with a $250,000 promissory note, under the same terms, with a maturity date of January 1, 2014. On December 24, 2013, the maturity date of the $250,000 promissory note was extended to January 1, 2015. On March 13, 2013, the Company paid $100,000 of the principal amount of the $250,000 promissory note to Mr. Shealy. On December 31, 2014, the Company and Ramon Shealy agreed to extended payment terms for the remaining total principal and interest in the amount of $193,453, payable in sixty (60) monthly installments beginning January 31, 2015, with a maturity date of January 1, 2020. As of December 31, 2016 and, 2015, this Note had a principal balance of $127,408 and $164,799, respectively. As of December 31, 2015 this Note had $1,396 of accrued interest.

On November 30, 2016, the Company issued convertible promissory notes in a maximum aggregate principal amount of $225,000 to Robert and Michael Taglich (each holding more than 5% beneficial interest in the Company’s Shares) and Robert Schroeder (Director) (“Bridge Notes”). The notes had a maturity date of December 1, 2017, bearing interest at an annual rate of interest of 8% until maturity. Each note holder had a right, in their sole discretion, to convert the notes into securities to be issued by the Company in a private placement of equity, equity equivalent, convertible debt or debt financing. Interest expense recognized for the twelve months ended December 31, 2016 was $1,125. On December 30, 2016, the Bridge Notes were converted by the note holders into the Related Notes due December 31, 2018, described below.

On December 30, 2016, the Company issued convertible promissory notes in an aggregate amount of $375,000 (the “Related Notes due December 31, 2018”) to accredited investors, including Robert and Michael Taglich (each holding more than 5% beneficial interest in the Company’s Shares) and Robert Schroeder (Director), in exchange for the conversion of $225,000 principal from the Bridge Notes and $150,000 cash. The notes bear interest at an annual rate of interest of 12 percent until maturity, with partial interest of 6% payable quarterly, and mature on December 31, 2018. The note investors have a right, in their sole discretion, to convert the notes into Shares at a conversion rate of $0.65 per Share. If the notes have not been fully repaid by the Company by the maturity date or converted into Shares at the election of the note investors prior to the maturity date, then such notes will accrue interest at the annual rate of 14% from the maturity date until the date the notes are repaid in full. Any interest not paid quarterly will also accrue interest at the annual rate of 8% instead of 6%. The Company used the proceeds of the notes for working capital, general corporate purposes, and debt repayment. The Company recognized a beneficial conversion feature in the amount of $144,231. Interest expense recognized on the amortization of the beneficial conversion feature was $0 for the twelve months ended December 31, 2016.

The table below reflects Notes payable due to related parties at December 31, 2016 and 2015, respectively

	December 31, 2016	December 31, 2015
The $80,000 Jackie Chretien Note	$-	$15,000
The $55,167 A. Michael Chretien Note	-	40,415
The $250,000 Shealy Note	127,408	164,799
Related Notes due December 31, 2018	230,769	-
Total notes payable - related party	$358,177	$220,214
Unamortized debt issuance costs	(20,423)	-
Less current portion	(38,307)	(92,805)
Long-term portion of notes payable-related party	$299,447	$127,409

Future minimum principal payments of these notes payable as described in this Note 8 are as follows:

For the Twelve Months Ending December 31,	Amount
2017	$38,307
2018	319,870
TOTAL	$358,177

As of December 31, 2016 and December 31, 2015, accrued interest for these notes payable – related parties amounted to $1,125 and $12,852, respectively.

For the twelve months ended December 31, 2016, and 2015, interest expense in connection with notes payable – related parties was $15,772 and $1,936,244 respectively. The $1,936,244 in 2015 interest expense includes $1,647,610 of interest expense in relation to warrants issued in the conversion of these notes payable.

9.	Deferred Compensation

Pursuant to the Company’s employment agreements with the founders, the founders have earned incentive compensation totaling $215,012 in cash, which payment obligation has been deferred by the Company until it reasonably believes it has sufficient cash to make the payment.

10.	Commitments and Contingencies

Employment Agreements

The Company has entered into employment agreements with three of its key executives. Under their respective agreements, the executives serve at will and are bound by typical confidentiality, non-solicitation and non-competition provisions. Deferred compensation for the founders of the Company, as disclosed in note 9 above, is still outstanding as of December 31, 2016.

Operating Leases

On January 1, 2010, the Company entered into an agreement to lease 6,000 rentable square feet of office space in Columbus, Ohio. The lease commenced on January 1, 2010 and, pursuant to a lease extension dated August 9, 2016, the lease expires on December 31, 2021.

Future minimum lease payments under this operating lease are as follows:

For the Twelve Months Ending December 31,	Amount
2017	$50,400
2018	51,696
2019	52,992
2020	54,288
2021	55,656
$265,032

Rent expense charged to operations for the twelve months ended December 31, 2016 and 2015 amounted to $40,500.

11.	Stockholders’ Equity

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

Through December 31, 2015, noteholders exchanged $2,033,868 of convertible promissory notes with accrued interest of $428,779 for 5,465,216 Shares and 2,052,206 warrants. Of the exchange, $1,808,068 of convertible promissory notes and $366,484 of accrued interest was with related party noteholders. On January 6, 2016, noteholders converted $135,000 of convertible promissory notes with accrued interest of $35,038 into 303,912 Shares and also received 141,698 warrants, as part of the Note Conversion Offering.

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

On January 27, 2016, the Company paid the placement agent cash in the amount of $62,237 and issued the placement agent 131,682 warrants to purchase Shares at an exercise price at $0.715 per Share, under the terms of the Placement Agent Agreement for the Equity Offering and the Note Conversion Offering. Of the warrants issued to the placement agent, 30,363 warrants were issued in conjunction with the Note Conversion Offering, and underwriting expense of $24,207 was recorded for the issuance of these warrants.

During the twelve months ended December 31, 2016 and 2015, the Company charged $113,762 and $1,647,610, respectively, in interest expense for the warrants issued to the Noteholders and $24,207 and $435,718, respectively, in underwriting expenses in regards to the warrants issued to the Placement Agent for the convertible promissory notes, utilizing the Black-Scholes valuation model to value the warrants issued. The fair value of warrants issued was determined to be $0.80.

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

Issuance of Restricted Common Stock to Directors

On January 2, 2016, the Company issued 69,433 Shares of restricted common stock to directors of the Company in accordance with the 2015 Plan, and as part of an annual compensation plan for directors. The grant of Shares was not subject to vesting. Stock compensation of $62,500 was recorded on the issuance of the common stock.

Exercise of Warrants

On February 15, 2013, the Company and A. Michael Chretien, a member of the Board of Directors, entered into a return to treasury agreement, whereby A. Michael Chretien returned 500,000 Shares to the Company. As consideration for A. Michael Chretien returning to the Company treasury these 500,000 Shares, the Company issued one four-year warrant to A. Michael Chretien with a right to purchase 500,000 Shares at $0.007 per Share within four years of the shareholders of the Company increasing the number of authorized Shares, with piggyback registration rights. The warrant had a right of first refusal for A. Michael Chretien to exercise up to 500,000 Shares prior to the Company issuing Shares in any transaction. On February 15, 2016, A. Michael Chretien exercised the warrant and purchased 500,000 Shares at $0.007 per Share.

On July 11, 2016, an investor exercised 41,666 warrants to purchase Shares through a cashless exercise for which he received 14,583 Shares at an exercise price of $.65 per Share.

On August 24, 2016, 22,589 warrants issued to the Placement Agent were exercised to purchase Shares through a cashless exercise for which it obtained 6,275 Shares at an exercise price of $.715 per Share.

On February 15, 2013, the Company and Matthew Chretien, a member of the Board of Directors, entered into a return to treasury agreement dated February 15, 2013, whereby Matthew Chretien returned 500,000 Shares to the Company. As consideration for Matthew Chretien returning to the Company treasury these 500,000 Shares, the Company issued one four-year warrant to Matthew Chretien with a right to purchase 500,000 Shares at $0.007 per Share within four years of the shareholders of the Company increasing the number of authorized Shares, with piggyback registration rights. The warrant had a right of first refusal for Matthew Chretien to exercise up to 500,000 Shares prior to the Company issuing Shares in any transaction. Subsequent to December 31, 2016, Matthew Chretien exercised the warrant and purchased 496,111 Shares at $0.007 per Share through a cashless exercise. For more information, see the Note 15 to the Consolidated Financial Statements, titled “Subsequent Events.”

Issuance of Warrants

On November 30, 2016, the Company issued 56,250 warrants to purchase one Share to Robert and Michael Taglich (each holding more than 5% beneficial interest in the Company’s Shares) and Robert Schroeder (Director) in connection with the convertible promissory notes issued on November 30, 2016 (the “Bridge Notes”). The warrants are exercisable to purchase one Share at an exercise price of $0.68 per Share, contain a cashless exercise provision, and are exercisable for five years after issuance. During the twelve months ended December 31, 2016, expense of $32,192 was recorded for the issuance of these warrants, utilizing the Black-Scholes valuation model to value the warrants issued. The fair value of warrants issued was determined to be $0.57.

Between December 30, 2016 and January 30, 2017, the Company issued convertible promissory notes in an aggregate amount of $1,250,000 with certain accredited investors. The Company retained Taglich Brothers, Inc. as the exclusive placement agent for the Convertible Note Offering. In compensation, the Company paid the placement agent a cash payment of 8% of the gross proceeds of the offering, along with warrants to purchase Shares, and the reimbursement for the placement agent’s reasonable out of pocket expenses, FINRA filing fees and related legal fees. Subsequent to December 31, 2016, the Company paid the placement agent cash in the amount of $100,000 and issued the placement agent 153,846 warrants to purchase Shares at an exercise price at $0.75 per Share, which will be exercisable for a period of five years, contain customary cashless exercise and anti-dilution protection and are entitled to registration rights. Of the warrants issued to the placement agent, 84,923 warrants were issued in conjunction with proceeds raised in December 2016, and underwriting expense of $65,243 was recorded for the issuance of these warrants, utilizing the Black-Scholes valuation model to value the warrants issued. The fair value of warrants issued was determined to be $0.77. The remaining 68,923 warrants were issued in conjunction with proceeds raised subsequent to December 31, 2016.

The estimated values of warrants, as well as the assumptions that were used in calculating such values were based on estimates at the issuance date as follows:

	Bridge Noteholders	Placement Agent
Risk-free interest rate	1.83%	1.93%
Weighted average expected term	5 years	5 years
Expected volatility	123.94%	123.07%
Expected dividend yield	0.00%	0.00%

Shares Issued and Outstanding and Shares Reserved for Exercise of Warrants, Convertible Notes, and the 2015 Plan

The Company has 16,815,850 Shares issued and outstanding, 5,586,094 Shares  reserved  for issuance upon the exercise of outstanding warrants, 1,061,538 Shares reserved for issuance upon the conversion of convertible debt, and 1,930,557 Shares reserved for issuance under the 2015 Plan, as of December 31, 2016.

12. Share-Based Compensation

On April 30, 2015, the Company entered into a Non-qualified Stock Option Agreement with Sophie Pibouin, a director of the Company, in accordance with the 2015 Plan. The agreement granted options to purchase 128,000 Shares prior to the expiration date of April 29, 2025 at an exercise price of $0.75. The options granted vested on a graded scale over a period of time through October 31, 2015. The unvested options will not be exercisable on or after the director’s termination of continuous service, as defined in the agreement.

On April 30, 2015, the Company entered into a Non-qualified Stock Option Agreement with Murray Gross, a director of the Company, in accordance with the 2015 Plan. The agreement granted options to purchase 640,000 Shares prior to the expiration date of April 29, 2025 at an exercise price of $0.75. 400,000 of the options granted are immediately vested on the date of grant, and the remaining 240,000 options granted will vest upon the date at which the Company first reports two consecutive fiscal quarters with revenues of One Million Dollars ($1,000,000) each. The unvested options will not be exercisable on or after the director’s termination of continuous service, as defined in the agreement.

On January 1, 2016, the Company granted employees stock options to purchase 250,000 Shares at an exercise price of $0.90 per Share in accordance with the 2015 Plan, with vesting continuing until 2019. The total fair value of $196,250 for these stock options will be recognized by the Company over the applicable vesting period.

On February 10, 2016, the Company granted employees stock options to purchase 210,000 Shares at an exercise price of $0.96 per Share in accordance with the 2015 Plan, with vesting continuing until 2020. The total fair value of $174,748 for these stock options will be recognized by the Company over the applicable vesting period.

On December 6, 2016, the Company granted one employee stock options to purchase 100,000 Shares at an exercise price of $0.76 per Share in accordance with the 2015 Plan, with vesting continuing until 2020. The total fair value of $63,937 for these stock options will be recognized by the Company over the applicable vesting period.

The weighted average estimated values of director and employee stock option grants, as well as the weighted average assumptions that were used in calculating such values during the twelve months ended December 31, 2016 and 2015, were based on estimates at the date of grant as follows:

	April 30,	January 1,	February 10,	December 6,
	2015 Grant	2016 Grant	2016 Grant	2016 Grant
Risk-free interest rate	1.43%	1.76%	1.15%	1.84%
Weighted average expected term	5 years	5 years	5 years	5 years
Expected volatility	143.10%	134.18%	132.97%	123.82%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

A summary of stock option activity during the twelve months ended December 31, 2016 and 2015 under our stock option agreements is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2015	-
Granted	768,000	$0.75
Exercised	-
Forfeited and expired	-

Outstanding at December 31, 2015	768,000	$0.75	9 years	$115,200

Exercisable at December 31, 2015	528,000	$0.75	9 years	$79,200

Outstanding at January 1, 2016	768,000	$0.75
Granted	560,000	0.90
Exercised	-
Forfeited and expired	-

Outstanding at December 31, 2016	1,328,000	$0.81	9 years	$115,200

Exercisable at December 31, 2016	590,500	$0.77	8 years	$79,200

The weighted-average grant date fair value of options granted during the twelve months ended December 31, 2016 and 2015 was $0.78 and $0.81, respectively.

As of December 31, 2016, and 2015, there was $492,057 and $195,000, respectively, of total unrecognized compensation costs related to stock options granted under our stock option agreements. $297,057 of the unrecognized compensation cost is expected to be recognized over a weighted-average period of three years. $195,000 of the unrecognized compensation cost will be recognized upon satisfaction of the vesting contingency. The total fair value of stock options that vested during the twelve months ended December 31, 2016 and 2015 was $49,062 and $430,000, respectively.

13.	Concentrations

Revenues from the Company’s services to a limited number of customers have accounted for a substantial percentage of the Company’s total revenues. For the twelve months ended December 31, 2016, the Company’s two largest customers, Franklin County Data Center a direct end user and Tiburon, Inc. a reseller, accounted for approximately 11% and 10%, respectively, of the Company’s revenues for that period. For the twelve months ended December 31, 2015, the Company’s two largest customers, Tiburon, Inc., a reseller, and Washington State Patrol a direct end user, accounted for approximately 10% and 5%, respectively, of the Company’s revenues for that period.

For the twelve months ended December 31, 2016 and 2015, government contracts represented approximately 40% and 42% of the Company’s net revenues, respectively. A significant portion of the Company’s sales to Resellers represent ultimate sales to government agencies.

As of December 31, 2016, accounts receivable concentrations from the Company’s three largest customers were 20%, 19%, and 16% of gross accounts receivable, respectively, and as of December 31, 2015, accounts receivable concentrations from the Company’s three largest customers were 18%, 13% and 12% of gross accounts receivable, respectively. Accounts receivable balances from the Company’s three largest customers at December 31, 2016 has been partially collected.

14.	Provision For Income Taxes

For the years ended December 31, 2016, and 2015, we have recognized the minimum amount of state income tax as required by the states that we are required to file taxes in. We are not currently subject to further federal or state tax since we have incurred losses since our inception.

As of December 31, 2016 we had federal and state net operating loss carry forwards of approximately $12,400,000, which can be used to offset future federal income tax. The federal and state net operating loss carry forwards expire at various dates through 2036. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in our opinion, utilization is not reasonably assured.

As of December 31, 2016, the deferred tax asset, primarily related to our net operating losses, was approximately $4,300,000. A 100 % valuation allowance has been established on deferred tax assets at December 31, 2016, and 2015, due to the uncertainty of our ability to realize future taxable income.

15.	Subsequent Events

Issuance of Employee Stock Options

On March 15, 2017, the Company granted employees stock options to purchase 100,000 Shares of common stock of the Company at an exercise price of $0.85 per Share, pursuant to the 2015 Plan.

Issuance of Restricted Common Stock to Directors

On January 3, 2017 and March 15, 2017, the Company issued 61,110 and 2,941 new shares, respectively, of restricted common stock to directors of the Company in accordance with the 2015 Plan. Stock compensation of $57,500 was recorded on the issuance of the common stock.

Exercise of Warrants

On January 3, 2017, Matthew Chretien, a member of the Board of Directors of the Company, exercised stock warrants issued on February 15, 2013 in exchange for 500,000 Shares at $0.007 per Share, in a cashless exercise. For details, see Exercise of Warrants in Note 11 Stockholders’ Equity to these consolidated financial statements.

Sales of Unregistered Securities - Convertible Promissory Notes

As part of the same financing disclosed in Note 7 Notes Payable and Note 8 Notes Payable - Related Parties, from January 6, 2017 through January 31, 2017, the Company issued a total of $560,000 of convertible promissory notes to unrelated accredited investors. On January 6 and January 30, 2017, the Company sold convertible promissory notes totaling $402,000 and $158,000, respectively. Placement agent and escrow agent fees of $87,360 and $12,895 were deducted from the respective cash proceeds.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of the Company’s Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial office, and Board of Directors, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016 and concluded that our disclosure controls and procedures were not effective as of December 31, 2016 due to the material weaknesses that exist in our internal control over financial reporting, more fully described below.

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

Based on our evaluation, our principal executive officer and principal financial officer concluded that, as a result of the material weaknesses described below, as of December 31, 2016, we did not maintain effective internal control over financial reporting, based on criteria issued by COSO. The material weakness, which relates to internal control over financial reporting, that was identified was:

We did not maintain technical accounting knowledge, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements. In connection with the audit of the December 31, 2015 consolidated financial statements a number of required adjustments were identified by our independent registered public accounting firm related to our private offering of stock and warrants and the conversion of convertible debt conducted in December 2015. Since 2015, the Company has taken the remedial action described below, but this action was not taken until late 2016. As a result, insufficient time has passed to determine that the material weakness has been resolved, and there is a reasonable possibility that material misstatements of the consolidated financial statements, including disclosures, will not be prevented or detected on a timely basis.

We are committed to continually improving our financial organization, and from time to time we adopt additional processes and procedures over financial reporting. In addition, we will continue to evaluate the need and costs to increase our personnel resources and technical accounting expertise within the accounting function. In November 2016, we hired Joseph D. Spain as Controller, and he was appointed Chief Financial Officer in December 2016 when our former Chief Financial Officer resigned. We believe Mr. Spain has the requisite skill and knowledge to facilitate the Company’s effective internal control over financial reporting. As our operations are relatively small, we do not anticipate being able to hire additional internal personnel until such time as our operations are large enough to justify the hiring of additional accounting personnel. As necessary, we may engage consultants in the future in order to ensure proper accounting for our consolidated financial statements.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this report.

Changes In Internal Control Over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter of the fiscal year ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable

29

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2016.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2016.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2016.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Reference is made to the Index to Financial Statements beginning on Page F-1 hereof.

Financial Statement Schedules.

(a) Documents Filed as Part of Report

(1) Financial Statements.

(3) Exhibits.

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated by reference.

30

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2017.

Intellinetics, Inc.

By:	/s/ Matthew L. Chretien
Matthew L. Chretien
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2017.

Name	Title

President, Chief Executive Officer, Chief Technology Officer, and Director
/s/ Matthew L. Chretien	(Principal Executive Officer)
Matthew L. Chretien

Chief Financial Officer and Treasurer
/s/ Joseph D. Spain	(Principal Financial and Accounting Officer)
Joseph D. Spain

/s/ A. Michael Chretien	Secretary
A. Michael Chretien

/s/ Rye D’Orazio	Director
Rye D’Orazio

/s/ Murray H. Gross	Chairman of the Board, and Director
Murray H. Gross

/s/ Robert C. Schroeder	Director
Robert C. Schroeder

/s/ Sophie Pibouin	Director
Sophie Pibouin

31

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference
		Form	Exhibit	Filing Date

3.1.1	Articles of Incorporation of Intellinetics, Inc.	10-SB	3.1	10-02-2000

3.1.2	Certificate of Correction, effective May 22, 2007	8-K	3.1	06-15-2007

3.1.3	Certificate of Amendment to Articles of Incorporation of Intellinetics, Inc.	8-K	99.1	09-03-2014

3.2.1	Bylaws of Intellinetics, Inc.	10-SB	3.3	10-02-2000

3.2.2	Amendment No. 1 to the Bylaws of Intellinetics, Inc.	8-K	3.4	03-01-2012

4.1	Loan Agreement between the Director of Development of the State of Ohio and Intellinetics, Inc., dated as of July 17, 2009	8-K	10.3	02-13-2012

4.2	Cognovit Promissory Note by Intellinetics, Inc. in favor of the Director of Development of the State of Ohio in the principal amount of $1,012,500, dated July 17, 2009	8-K	10.4	02-13-2012

4.3	First Amendment to Loan Agreement by and between the Director of Development of the State of Ohio and Intellinetics, Inc., dated as of November 1, 2011	8-K	10.5	02-13-2012

4.4	Second Amendment to Loan Agreement by and between the Director of Development of the State of Ohio and Intellinetics, Inc., dated as of August 15, 2014	10-K	4.5	03-31-2015

4.5	Amended and Restated Cognovit Promissory Note by Intellinetics, Inc. in favor of the Director of Development of the State of Ohio in the principal amount of $1,012,500, dated as of October 2015	10-K	4.6	03-28-2016

4.6	Loan Agreement between the Director of Development of the State of Ohio and Intellinetics, Inc., dated as of June 3, 2011	8-K	10.6	02-13-2012

4.7	Cognovit Promissory Note by Intellinetics, Inc. in favor of the Director of Development of the State of Ohio in the principal amount of $750,000, dated June 3, 2011	8-K	10.7	02-13-2012

4.8	Second Amendment to Loan Agreement by and between the Director of Development of the State of Ohio and Intellinetics, Inc., dated as of August 15, 2014	10-K	4.5	03-31-2015

4.9	Third Amendment to Loan Agreement by and between the Director of Development of the State of Ohio and Intellinetics, Inc., dated as of September 25, 2015	10-K	4.10	03-28-2016

4.10	Promissory Note by Intellinetics, Inc. in favor of Ramon Shealy in the principal amount of $238,000, dated March 29, 2012.	8-K/A	10.44	03-30-2012

4.11	The Promissory Note Second Extension Agreement by and among Intellinetics, Inc., and Ramon M. Shealy in the amount of $238,000, dated August 27, 2012	8-K	10.1	08-31-2012

4.12	The Promissory Note Third Extension Agreement by and among Intellinetics, Inc., and Ramon M. Shealy in the amount of $238,000, dated October 24, 2012	8-K	10.1	10-30-2012

4.13	The Promissory Note Fourth Extension Agreement by and among Intellinetics, Inc., and Ramon M. Shealy in the amount of $238,000, dated November 24, 2012.	10-K/A	4.20.2	04-30-2013

4.14	Promissory Note Fifth Extension Agreement, dated December 27, 2013, by and between Intellinetics, Inc. and Ramon M. Shealy	8-K	10.2	01-02-2014

4.15	Promissory Note and Extension Agreement, dated December 31, 2014, by and between Intellinetics, Inc. and Ramon M. Shealy	8-K	10.1	01-01-2015

4.16	Form of Placement Agent Warrants between the Company and the Placement Agent	8-K	10.2	03-06-2013

4.17	Form of Stock Certificate	S-1/A	4.24	04-28-2016

4.18	Form of Investor Warrant	10-Q	4.11	05-15-2013

4.19	Form of Investor Warrant	8-K	10.2	01-05-2016

4.20	Form of Placement Agent Warrants	8-K	10.3	01-05-2016

4.21	Form of Noteholder Warrant	8-K	10.5	01-05-2016

4.22	Form of Warrants dated November 30, 2016	8-K	10.2	12-06-2016

4.23	Form of 12% Subordinated Convertible Note, dated December 30, 2016; January 6, 2017; and January 31, 2017	8-K	10.2	01-06-2017

4.24	Form of Placement Agent Warrants, dated January 31, 2017	8-K	10.3	01-06-2017

10.1	Amended Employment Agreement of A. Michael Chretien, dated September 16, 2011	8-K	10.35	02-13-2012

10.2	Amended Offer of Employment of A. Michael Chretien, dated September 16, 2011	8-K	10.36	02-13-2012

10.3	Amended Employment Agreement of Matthew L. Chretien, dated September 16, 2011	8-K	10.37	02-13-2012

10.4	Amended Offer of Employment of Matthew L. Chretien, dated September 16, 2011	8-K	10.38	02-13-2012

10.5	Employment Agreement of Joseph D. Spain dated December 2, 2016	8-K	10.3	12-06-2016

10.6	Amendment to Lease by and between Intellinetics, Inc. and Dividend Drive LLC, dated as of August 9, 2016 +

10.7	Intellinetics, Inc. 2015 Equity Incentive Plan	8-K	10.3	04-30-2015

10.8	Form of Non-Qualified Stock Option Agreement under Company’s 2015 Equity Incentive Plan	10-K	10.9	03-28-2016

10.9	Form of Incentive Stock Option Agreement under Company’s 2015 Equity Incentive Plan	8-K	10.6	01-05-2016

10.10	Form of Securities Purchase Agreement between the Company and the Investors	8-K	10.1	01-05-2016

10.11	Form of Note Purchase Agreement between the Company and the Noteholders	8-K	10.4	01-05-2016

10.12	Form of Note Purchase Agreement, dated December 30, 2016; January 6, 2017; and January 31, 2017	8-K	10.1	01-06-2017

21.1	List of Subsidiaries of Intellinetics, Inc. +

31.1	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 +

31.2	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 +

32.1	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 +

32.2	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 +

101.INS	XBRL Instance Document +

101.SCH	XBRL Taxonomy Extension Schema Document +

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document +

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document +

101.LAB	XBRL Taxonomy Extension Label Linkbase Document +

101.PRE	XBRL Taxonomy Extension Linkbase Document +

+	Filed herewith: