Form 10-Q
period 2017-03-31
INTELLINETICS, INC.
filed 2017-05-15
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b- 2 of the Exchange Act.

Large accelerated filer	[ ]	(Do not check if a smaller reporting company)	Accelerated filer	[ ]
Non-accelerated filer	[ ]		Smaller reporting company	[X]
Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes [  ] No [X]

As of May 12, 2017 there were 17,376,012 shares of the issuer’s common stock outstanding.

INTELLINETICS, INC.

Form 10-Q

March 31, 2017

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q the documents incorporated into this report by reference contain, and we may from time to time make, forward-looking statements. From time to time in the future, we may make additional forward-looking statements in presentations, at conferences, in press releases, in other reports and filings and otherwise. Forward-looking statements are all statements other than statements of historical fact, including statements that refer to plans, intentions, objectives, goals, targets, strategies, hopes, beliefs, projections, prospects, expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. The words “may,” “could,” “should,” “would,” “will,” “project,” “intend,” “continue,” “believe,” “anticipate,” “estimate,” “forecast,” “expect,” “plan,” “potential,” “opportunity,” “scheduled,” “goal,” “target,” and “future,” variations of such words, and other comparable terminology and similar expressions and references to future periods are often, but not always, used to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about the following:

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

Part I Financial Information

Item 1. Financial Statements

INTELLINETICS, INC. and SUBSIDIARY

Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash	$494,935	$689,946
Accounts receivable, net	366,530	259,497
Prepaid expenses and other current assets	211,954	150,620

Total current assets	1,073,419	1,100,063

Property and equipment, net	22,206	18,783
Other assets	10,284	10,285

Total assets	$1,105,909	$1,129,131

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$736,415	$767,197
Deferred revenues	538,985	665,460
Deferred compensation	215,012	215,012
Notes payable - current	366,316	360,496
Notes payable - related party - current	39,273	38,307
Total current liabilities	1,896,001	2,046,472

Long-term liabilities:
Notes payable - net of current portion	759,166	585,782
Notes payable - related party - net of current portion	309,841	299,447
Deferred interest expense	156,901	158,062
Other long-term liabilities - related parties	6,609	1,125

Total long-term liabilities	1,232,517	1,044,416

Total liabilities	3,128,518	3,090,888

Stockholders’ deficit:
Common stock, $0.001 par value, 50,000,000 shares authorized; 17,376,012 and 16,815,850 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively
	30,380	26,816
Additional paid-in capital	13,350,470	12,966,177
Accumulated deficit	(15,403,459)	(14,954,750)
Total stockholders’ deficit	(2,022,609)	(1,961,757)
Total liabilities and stockholders’ deficit	$1,105,909	$1,129,131

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016

Revenues:
Sale of software	$162,984	$90,874
Software as a service	132,308	110,156
Software maintenance services	249,922	246,596
Professional services	107,604	98,176
Third Party services	57,576	57,589

Total revenues	710,394	603,391

Cost of revenues:
Sale of software	23,704	19,518
Software as a service	94,357	48,884
Software maintenance services	26,078	46,558
Professional services	49,653	31,355
Third Party services	13,088	27,442

Total cost of revenues	206,880	173,757

Gross profit	503,514	429,634

Operating expenses:
General and administrative	579,837	636,267
Sales and marketing	236,577	187,508
Depreciation	3,006	2,956

Total operating expenses	819,420	826,731

Loss from operations	(315,906)	(397,097)

Other income (expense)
Interest expense, net	(132,803)	(138,668)

Total other income (expense)	(132,803)	(138,668)

Net loss	$(448,709)	$(535,765)

Basic and diluted net loss per share:	$(0.03)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	17,354,619	16,262,800

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Deficit

For the Three Months Ended March 31, 2017

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2016	16,815,850	$26,816	$12,966,177	$(14,954,750)	$(1,961,757)

Stock Issued to Directors	64,051	64	57,436	-	57,500

Stock Option Compensation	-	-	28,883	-	28,883

Exercise of stock warrants	496,111	3,500	(3,500)	-	0

Note Offer Warrant Expense	-	-	52,951	-	52,951

Beneficial Conversion of Convertible Notes	-	-	248,523	-	248,523

Net Loss	-	-	-	(448,709)	(448,709)

Balance, March 31, 2017	17,376,012	$30,380	$13,350,470	$(15,403,459)	$(2,022,609)

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(448,709)	$(535,765)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,006	2,956
Bad debt expense	2,976	-
Amortization of deferred financing costs	19,699	708
Amortization of beneficial conversion option	59,908	-
Stock issued for services	57,500	62,500
Stock options compensation	28,883	67,193
Note conversion warrant expense	-	137,970
Note offer warrant expense	52,951	-
Changes in operating assets and liabilities:
Accounts receivable	(110,009)	(54,295)
Prepaid expenses and other current assets	(61,333)	(29,579)
Accounts payable and accrued expenses	(30,782)	(68,489)
Other long-term liabilities - related parties	5,484	(12,852)
Deferred interest expense	(1,161)	8,198
Deferred revenues	(126,475)	(127,506)
Total adjustments	(99,353)	(13,196)
Net cash used in operating activities	(548,062)	(548,961)

Cash flows from investing activities:
Purchases of property and equipment	(6,429)	-
Net cash used in investing activities	(6,429)	-

Cash flows from financing activities:
Sale of Common Stock	-	559,285
Exercise of stock options	-	3,500
Payment of deferred financing costs	(103,326)	-
Proceeds from notes payable	560,000	-
Repayment of notes payable	(87,971)	(60,000)
Repayment of notes payable - related parties	(9,223)	(66,501)
Net cash provided by financing activities	359,480	436,284

Net increase (decrease) in cash	(195,011)	(112,677)
Cash - beginning of period	689,946	1,117,118
Cash - end of period	$494,935	$1,004,441

Supplemental disclosure of cash flow information:
Cash paid during the period for interest and taxes	$36,956	$20,294

Supplemental disclosure of non-cash financing activities:
Accrued interest notes payable converted to equity	$-	$35,038
Discount on notes payable for beneficial conversion feature	248,522	-
Notes payable conversion warrant expense	-	113,762
Notes payable conversion underwriting warrant expense	-	24,207
Notes payable converted to equity	-	135,000

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. AND SUBSIDIARY

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

The Company is a document solutions software development, sales and marketing company serving both the public and private sectors. The Company’ s software platform allows customers to capture and manage all documents across operations such as scanned hard-copy documents and all digital documents including those from Microsoft Office 365, digital images, audio, video and emails. The Company’s solutions create value for customers by making it easy to connect business-critical documents to the processes they drive by making them easy to find, secure and compliant.

2.	Basis of Presentation

The accompanying audited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8.03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation of the consolidated financial position of the Company as of March 31, 2017 and the consolidated results of its operations and cash flows for the three months ended March 31, 2017 and 2016, have been included. The Company has evaluated subsequent events through the issuance of this Form 10-Q. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other interim or future period. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2016 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2017.

3.	Liquidity and Management’s Plans

Through March 31, 2017, the Company had incurred an accumulated deficit since its inception of $15,403,459. At March 31, 2017, the Company had a cash balance of $494,935.

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

The Company expects that through the next 12 months, the capital requirements to fund the Company’s growth, service existing debt obligations, and to cover the operating costs as a public company will consume substantially all of the cash flows that it intends to generate from its operations. The Company further believes that during this period, while the Company is focusing on the growth and expansion of its business, the gross profit that it expects to generate from operations will not generate sufficient funds to cover these anticipated operating costs. Our cash requirements are insufficient by approximately $91,000 per month. During 2016 and the three months ending March 31, 2017, the Company has used the proceeds from the convertible note issuances and the sale of equity securities to sustain operations and to follow through on the execution of its business plan. There is no assurance that the Company’s has or will be able to obtain sufficient funds to fund the Company’s operations. Given these conditions, the Company’s ability to continue as a going concern is contingent upon increasing its revenues and successfully managing its cash requirements. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrants into established markets, the competitive environment in which the Company operates and its cash requirements. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the three months ended March 31, 2017, the Company raised a net $459,745 through the issuance of convertible notes. The proceeds from the issuance were used to fund the Company’s working capital needs and debt repayment obligations.

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

The number of customers that comprise the Company’s customer base, along with the different industries, governmental entities and geographic regions, in which the Company’s customers operate, limits concentrations of credit risk with respect to accounts receivable. The Company does not generally require collateral or other security to support customer receivables; however, the Company may require its customers to provide retainers, up-front deposits or irrevocable letters-of-credit when considered necessary to mitigate credit risks. The Company has established an allowance for doubtful accounts based upon facts surrounding the credit risk of specific customers and past collections history. Credit losses have been within management’s expectations. At March 31, 2017 and December 31, 2016, the Company’s allowance for doubtful accounts was $20,732 and $19,034, respectively.

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

On January 3 and March 17, 2017, the Company issued 61,110 and 2,941 new Shares, respectively, of restricted common stock to directors of the Company in accordance with the 2015 Intellinetics Equity Incentive Plan (the “2015 Plan”). Stock compensation of $57,500 was recorded on the issuance of the Shares.

On March 15, 2017, the Company granted an employee stock options to purchase 100,000 Shares at an exercise price of $0.85 per Share, in accordance with the 2015 Plan, with vesting continuing until 2020. The total fair value of $70,872 for these stock options will be recognized by the Company over the applicable vesting period. The total stock option compensation for the three months ended March 31, 2017 was $4,357.

For the three months ended March 31, 2017, the Company recorded Share-based compensation to employees of $28,883 and to non-employees of $57,500. For the three months ended March 31, 2016, the Company recorded Share-based compensation to employees of $74,693 and to non-employees of $55,000.

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

Research and Development

We design, develop, test, market, license, and support new software products and enhancements of current products. We continuously monitor our software products and enhancements to remain compatible with standard platforms and file formats. We expense our software development costs as incurred. For the three months ending March 31, 2017 and 2016, our research and development costs were $50,957 and $89,889, respectively.

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

The Company is currently in the process of assessing the adoption methodology, which allows the amendment to be applied retrospectively to each prior period presented, or with the cumulative effect recognized as of the date of initial application. As required, the Company will adopt the new standard on January 1, 2018. The Company believes that there will be no significant changes required to our processes and systems to adopt the new standard. The Company anticipates this new standard will not have a material impact on the way the Company recognizes revenues. The Company is also evaluating the impact of the guidance in Accounting Standards Codification (ASC) 340-40, Other Assets and Deferred Costs; Contracts with Customers, under ASU 2014-09. Under ASC 340-40, the Company would be required to capitalize and amortize incremental costs of obtaining a contract. Under our current accounting policy, the Company does not capitalize incremental costs of obtaining a contract but rather recognize those costs when they are incurred.

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

Advertising

The Company expenses the cost of advertising as incurred. Advertising expense for the three months ended March 31, 2017 and 2016 amounted to approximately $12,000 and $0, respectively.

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

Deferred income taxes are recognized for the tax consequences in future years of temporary differences between the financial reporting and tax bases of assets and liabilities as of each period-end based on enacted tax laws and statutory rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A 100% valuation allowance has been established on deferred tax assets at March 31, 2017 and 2016, due to the uncertainty of our ability to realize future taxable income.

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

Statement of Cash Flows

For purposes of reporting cash flows, cash includes cash on hand and demand deposits held by banks.

Reclassifications

Certain amounts in the 2016 consolidated financial statements have been reclassified to conform to current year presentation.

6.	Property and Equipment

Property and equipment are comprised of the following:

	March 31, 2017	December 31, 2016
Computer hardware and purchased software	$316,095	$309,667
Leasehold improvements	221,666	221,666
Furniture and fixtures	88,322	88,322
	619,655	619,655
Less: accumulated depreciation and amortization	(603,877)	(600,872)
Property and equipment, net	$22,206	$18,783

Total depreciation expense on the Company’s property and equipment for the three months ended March 31, 2017 and 2016 amounted to $3,006 and $2,956, respectively.

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

On June 3, 2011, Intellinetics Ohio issued a note payable to the Ohio State Development Authority in the amount of $750,000, bearing interest at a rate of 1% per annum for the first 12 months, then interest at a rate of 7% per annum for the second 12 months (“Authority Loan No. 2,” and together with Authority Loan No. 1, the “Authority Loans”). Intellinetics Ohio was not obligated to remit payments of principal until September 1, 2013. The monthly principal and interest payments, beginning on the third anniversary of the loan origination, are $14,850 and are payable on a monthly basis through August 1, 2018. The Authority Loan No. 2 is secured by a senior secured interest on all business assets financed with loan proceeds, as well as a second secured interest in all business assets. Upon maturity, by acceleration or otherwise, Intellinetics Ohio is required to pay a loan participation fee of $75,000, which is accounted for as a loan premium, accreted monthly utilizing the interest method, over the term of the Authority Loan No. 2. The interest rate of 1% during the first 12 months of this loan was considered to be below market for that period. Intellinetics Ohio further determined that over the life of the Authority Loan No. 2, the effective interest rate was 5.6% per annum. Accordingly, during the first 12 months of the Authority Loan No. 2, Intellinetics Ohio recorded interest expense at the 5.6% rate per annum. The difference between the interest expense accrual at 5.6% and the stated rate of 1% over the first 12 months is credited to deferred interest. The deferred interest amount that is accumulated over the first 12 months of the loan term will be amortized as a reduction to interest expense over the remaining term of the Authority Loan No. 2. On March 31, 2017 and December 31, 2016, deferred interest of $156,901 and $158,062, respectively, was reflected within long term liabilities on the accompanying consolidated balance sheets. In June 2014, Intellinetics Ohio and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule, deferring a portion of the principal and interest payment until June 1, 2015. On September 25, 2015 Intellinetics Ohio and the Ohio State Development Authority entered into a Third Amendment to the Loan Agreement related to Authority Loan No. 2, deferring a portion of the principal payment until October 1, 2016.

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

Between June 24, 2014 and July 7, 2014, the Company issued convertible promissory notes in an aggregate amount of $135,000 to two accredited investors (“Unrelated Notes due December 31, 2015”). The notes matured on December 31, 2015 and bore interest at an annual rate of interest of 10% until maturity, with interest payable quarterly. The note investors had a right, in their sole discretion, to convert the notes into Shares under certain circumstances at a conversion rate of $0.56 per Share. Because the notes had not been fully repaid by the Company or converted into Shares prior to maturity, the notes began accruing interest at the annual rate of 12% commencing on the maturity date. The Company used the proceeds for working capital, general corporate purposes, and debt repayment. On January 6, 2016, the note investors converted $135,000 of the notes and accrued interest thereon of $35,038 into 303,912 Shares and 141,698 warrants to purchase Shares, as part of a private placement and note exchange commenced in December 2015. The warrants have an exercise price equal to $0.65 per Share and contain a cashless exercise provision. All warrants are immediately exercisable and are exercisable for five years from issuance. Interest expense of $113,762 was recorded on the issuance of these warrants.

Between December 30, 2016, and January 31, 2017, the Company issued convertible promissory notes in an aggregate amount of $875,000 (“Unrelated Notes due December 31, 2018”) to unrelated accredited investors. The notes mature on December 31, 2018, and bear interest at an annual rate of interest of 12% until maturity, with partial interest of 6% payable quarterly. The note investors have a right, in their sole discretion, to convert the notes into Shares under certain circumstances at a conversion rate of $0.65 per Share. If the notes have not been fully repaid by the Company by the maturity date or converted into Shares at the election of the note investors prior to maturity, then such notes will accrue interest at the annual rate of 14% from the maturity date until the date the notes are repaid in full. Any interest not paid quarterly will also accrue interest at the annual rate of 8% instead of 6%. The Company used the proceeds of the notes for working capital, general corporate purposes, and debt repayment. The Company recognized a beneficial conversion feature in the amount of $369,677. Interest expense recognized on the amortization of the beneficial conversion feature was $41,880 for the three months ended March 31, 2017.

The table below reflects all notes payable at March 31, 2017 and December 31, 2016, respectively, with the exception of related party notes disclosed in Note 8 - Notes Payable - Related Parties.

	March 31, 2017	December 31, 2016
Authority Loan No. 1, due August 1, 2018	$302,565	$353,346
Authority Loan No. 2, due August 1, 2018	395,925	433,115
Unrelated Notes due December 31, 2018	547,203	193,846
Total notes payable	$1,245,693	$980,307
Less unamortized debt issuance costs	(120,211)	(34,029)
Less current portion	(366,316)	(360,496)
Long-term portion of notes payable	$759,166	$585,782

Future minimum principal payments of these notes payable with the exception of the related party notes in Note 8 - Notes Payable - Related Parties, as described in this Note 7 are as follows:

For the Twelve Months
Ending March 31,	Amount
2018	$366,316
2019	879,377
Total	$1,245,693

As of March 31, 2017 and December 31, 2016, accrued interest for these notes payable with the exception of the related party notes in Note 8 - Notes Payable - Related Parties, was $293,656 and $282,147, respectively, and was reflected within accounts payable and accrued expenses on the consolidated balance sheets. As of March 31, 2017 and December 31, 2016, accrued loan participation fees were $173,786 and $172,659, respectively, and reflected within accounts payable and accrued expenses on the consolidated balance sheets. As of March 31, 2017 and December 31, 2016, deferred financing costs were $120,211 and $34,029, respectively, and were reflected within long term liabilities on the consolidated balance sheets.

With respect to all notes outstanding (other than the notes to related parties), for the three months ended March 31, 2017, and 2016, interest expense, including the amortization of deferred financing costs, accrued loan participation fees, original issue discounts, deferred interest and related fees, interest expense related to warrants issued for the conversion of convertible notes, and the embedded conversion feature was $80,858 and $134,708, respectively.

8.	Notes Payable - Related Parties

On March 29, 2012, the Company issued an unsecured promissory note payable to Ramon Shealy, a then-director of the Company, who subsequently resigned from the Company’s board of directors on December 17, 2012, for personal reasons, in the amount of $238,000, bearing interest at a rate of 10% for the term of the note. All principal and interest was due and payable on September 27, 2012, but was later extended to November 24, 2012. On April 16, 2012, the Company issued another promissory note payable to Mr. Shealy, in the amount of $12,000, bearing interest at a rate of 10% per quarter. All principal and interest was due on July 15, 2012, but was later extended to November 24, 2012. On November 24, 2012, the two notes were cancelled and replaced with a $250,000 promissory note, under the same terms, with a maturity date of January 1, 2014. On December 24, 2013, the maturity date of the $250,000 promissory note was extended to January 1, 2015. On March 13, 2013, the Company paid $100,000 of the principal amount of the $250,000 promissory note to Mr. Shealy. On December 31, 2014, the Company and Ramon Shealy agreed to extended payment terms for the remaining total principal and interest in the amount of $193,453, payable in sixty (60) monthly installments beginning January 31, 2015, with a maturity date of January 1, 2020. As of March 31, 2017 and December 31, 2016, this Note had a principal balance of $118,186 and $127,408, respectively.

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

On December 30, 2016, the Company issued convertible promissory notes in an aggregate amount of $375,000 (the “Related Notes due December 31, 2018”) to accredited investors, including Robert and Michael Taglich (each holding more than 5% beneficial interest in the Company’s Shares) and Robert Schroeder (Director), in exchange for the conversion of $225,000 principal from the Bridge Notes and $150,000 cash. The notes bear interest at an annual rate of interest of 12 percent until maturity, with partial interest of 6% payable quarterly, and mature on December 31, 2018. The note investors have a right, in their sole discretion, to convert the notes into Shares at a conversion rate of $0.65 per Share. If the notes have not been fully repaid by the Company by the maturity date or converted into Shares at the election of the note investors prior to the maturity date, then such notes will accrue interest at the annual rate of 14% from the maturity date until the date the notes are repaid in full. Any interest not paid quarterly will also accrue interest at the annual rate of 8% instead of 6%. The Company used the proceeds of the notes for working capital, general corporate purposes, and debt repayment. The Company recognized a beneficial conversion feature in the amount of $144,231. Interest expense recognized on the amortization of the beneficial conversion feature was $18,029 for the three months ended March 31, 2017.

The table below reflects Notes payable due to related parties at March 31, 2017 and December 31, 2016, respectively:

	March 31, 2017	December 31, 2016
The $250,000 Shealy Note	118,185	127,408
Related Notes due December 31, 2018	248,799	230,769
Total notes payable - related party	$366,984	$358,177
Unamortized debt issuance costs	(17,870)	(20,423)
Less current portion	(39,273)	(38,307)
Long-term portion of notes payable-related party	$309,841	$299,447

Future minimum principal payments of these notes payable as described in this Note 8 are as follows:

For the Twelve Months Ending
March 31,	Amount
2018	$39,273
2019	292,183
2020	35,528
TOTAL	$366,984

As of March 31, 2017 and December 31, 2016, accrued interest for these notes payable – related parties amounted to $6,609 and $1,125, respectively.

For the three months ended March 31, 2017, and 2016, interest expense in connection with notes payable – related parties was $32,246 and $3,960, respectively.

9.	Deferred Compensation

Pursuant to the Company’s employment agreements with the founders, the founders have earned incentive compensation totaling $215,012 in cash, which payment obligation has been deferred by the Company until it reasonably believes it has sufficient cash to make the payment.

10.	Commitments and Contingencies

Employment Agreements

The Company has entered into employment agreements with three of its key executives. Under their respective agreements, the executives serve at will and are bound by typical confidentiality, non-solicitation and non-competition provisions. Deferred compensation for the founders of the Company, as disclosed in Note 9 above, is still outstanding as of March 31, 2017.

Operating Leases

On January 1, 2010, the Company entered into an agreement to lease 6,000 rentable square feet of office space in Columbus, Ohio. The lease commenced on January 1, 2010 and, pursuant to a lease extension dated August 9, 2016, the lease expires on December 31, 2021.

Future minimum lease payments under this operating lease are as follows:

For the Twelve Months Ending March 31,	Amount
2018	$50,724
2019	52,020
2020	53,316
2021	54,630
2022	41,742
$252,432

Rent expense, recorded on a straight-line basis, charged to operations for the three months ended March 31, 2017 and 2016 amounted to $13,252, and $10,125, respectively.

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

Issuance of Restricted Common Stock to Directors

On January 5 and March 22, 2017, and on January 2, 2016, the Company issued 61,110, 2,941, and 69,433 Shares, respectively, of restricted common stock to directors of the Company in accordance with the 2015 Plan, and as part of an annual compensation plan for directors. The grant of Shares was not subject to vesting. For the three months ended March 31, 2017 and 2016, stock compensation of $57,500 and $62,500, respectively, was recorded on the issuance of the common stock.

Exercise of Warrants

On February 15, 2013, the Company and Matthew Chretien, a member of the Board of Directors, entered into a return to treasury agreement dated February 15, 2013, whereby Matthew Chretien returned 500,000 Shares to the Company. As consideration for Matthew Chretien returning to the Company treasury these 500,000 Shares, the Company issued one four-year warrant to Matthew Chretien with a right to purchase 500,000 Shares at $0.007 per Share within four years of the shareholders of the Company increasing the number of authorized Shares, with piggyback registration rights. The warrant had a right of first refusal for Matthew Chretien to exercise up to 500,000 Shares prior to the Company issuing Shares in any transaction. On January 5, 2017, Matthew Chretien exercised the warrant and purchased 496,111 Shares at $0.007 per Share through a cashless exercise.

Issuance of Warrants

On November 30, 2016, the Company issued 56,250 warrants to purchase one Share to Robert and Michael Taglich (each holding more than 5% beneficial interest in the Company’s Shares) and Robert Schroeder (Director) in connection with the convertible promissory notes issued on November 30, 2016 (the “Bridge Notes”). The warrants are exercisable to purchase one Share at an exercise price of $0.68 per Share, contain a cashless exercise provision, and are exercisable for five years after issuance. Expense of $32,192 was recorded for the issuance of these warrants on November 30, 2016, utilizing the Black-Scholes valuation model to value the warrants issued. The fair value of warrants issued was determined to be $0.57.

Between December 30, 2016 and January 30, 2017, the Company issued convertible promissory notes in an aggregate amount of $1,250,000 with certain accredited investors. The Company retained Taglich Brothers, Inc. as the exclusive placement agent for the Convertible Note Offering. In compensation, the Company paid the placement agent a cash payment of 8% of the gross proceeds of the offering, along with warrants to purchase Shares, and the reimbursement for the placement agent’s reasonable out of pocket expenses, FINRA filing fees and related legal fees. Subsequent to December 31, 2016, the Company paid the placement agent cash in the amount of $100,000 and issued the placement agent 153,846 warrants to purchase Shares at an exercise price at $0.75 per Share, which will be exercisable for a period of five years, contain customary cashless exercise and anti-dilution protection and are entitled to registration rights. Of the warrants issued to the placement agent, 84,923 warrants were issued in conjunction with proceeds raised in December 2016, and underwriting expense of $65,243 was recorded for the issuance of these warrants, utilizing the Black-Scholes valuation model to value the warrants issued. The remaining 68,923 warrants were issued in conjunction with proceeds raised in January 2017, and underwriting expense of $52,951 was recorded for the issuance of these warrants, utilizing the Black-Scholes valuation model to value the warrants issued. The fair value of warrants issued was determined to be $0.77.

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

Shares Issued and Outstanding and Shares Reserved for Exercise of Warrants, Convertible Notes, and the 2015 Plan

The Company has 17,376,012 Shares issued and outstanding, 5,155,017 Shares reserved for issuance upon the exercise of outstanding warrants, 1,923,077 Shares reserved for issuance upon the conversion of convertible debt, and 1,866,506 Shares reserved for issuance under the 2015 Plan, as of March 31, 2017.

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

On March 15, 2017, the Company granted one employee stock options to purchase 100,000 Shares at an exercise price of $0.85 per Share in accordance with the 2015 Plan, with vesting continuing until 2020. The total fair value of $70,872 for these stock options will be recognized by the Company over the applicable vesting period.

The weighted average estimated values of director and employee stock option grants, as well as the weighted average assumptions that were used in calculating such values during the three months ended March 31, 2017 and 2016, were based on estimates at the date of grant as follows:

	April 30,	January 1,	February 10,	December 6,	March 15,
	2015 Grant	2016 Grant	2016 Grant	2016 Grant	2017 Grant
Risk-free interest rate	1.43%	1.76%	1.15%	1.84%	2.14%
Weighted average expected term	5 years	5 years	5 years	5 years	5 years
Expected volatility	143.10%	134.18%	132.97%	123.82%	121.19%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%

A summary of stock option activity during the twelve months ended March 31, 2017 and 2016 under our stock option agreements is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2017	1,328,000	$0.81	9 years	115,200
Granted	100,000	0.85
Exercised	-
Forfeited and expired	(50,000)	0.90

Outstanding at March 31, 2017	1,378,000	$0.81	9 years	$115,200

Exercisable at March 31, 2017	680,500	$0.79	8 years	$79,200

The weighted-average grant date fair value of options granted during the three months ended March 31, 2017 and 2016 was $0.71 and $0.81, respectively.

As of March 31, 2017, and December 31, 2016, there was $514,422 and $492,057, respectively, of total unrecognized compensation costs related to stock options granted under our stock option agreements. $319,422 the unrecognized compensation cost is expected to be recognized over a weighted-average period of three years. $195,000 of the unrecognized compensation cost will be recognized upon satisfaction of the vesting contingency. The total fair value of stock options that vested during the three months ended March 31, 2017 and 2016 was $82,937 and $49,062, respectively.

13.	Concentrations

Revenues from the Company’s services to a limited number of customers have accounted for a substantial percentage of the Company’s total revenues. For the three months ended March 31, 2017, the Company’s two largest customers, Tiburon, Inc. (“Tiburon”) a reseller, and Laser Systems, Inc. (“Laser Systems”) a reseller, accounted for 12% and 8%, respectively, of the Company’s revenue for that period. For the three months ended March 31, 2016, the Company’s two largest customers, Laser Systems and Tiburon, accounted for 10 % and 9%, respectively, of the Company’s revenue for that period.

For the three months ended March 31, 2017 and 2016, government contracts represented approximately 36 % and 56% of the Company’s net revenues, respectively. A significant portion of the Company’s sales to Tiburon represent ultimate sales to government agencies.

As of March 31, 2017, accounts receivable concentrations from the Company’s four largest customers were 15%, 13%, 11% and 10% of gross accounts receivable, respectively. As of December 31, 2016, accounts receivable concentrations from the Company’s three largest customers were 20%, 19% and 16% of gross accounts receivable, respectively. Accounts receivable balances from the Company’s four largest customers at March 31, 2017 have since been partially collected.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial conditions and results of operations of the Company for the three months ended March 31, 2017, and 2016 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Form 10-Q. References in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “the Company,” “us,” “we,” “our,” and similar terms refer to Intellinetics, Inc., a Nevada corporation (“Intellinetics”), and its sole operating subsidiary, Intellinetics, Inc., an Ohio corporation (“Intellinetics Ohio”), unless we state otherwise or the context indicates otherwise.

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

We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risk factors that are included in Part I, Item IA of our 2016 Form 10-K. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition accrued expenses, financing operations, contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carry value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this report for the three months ended March 31, 2017.

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

Customers obtain use of the Company’s software by either purchasing it for installation onto their equipment, referred to as a “premise” model, or by accessing the platform via the Internet, referred to as a “cloud-based” or “software as a service” (“SaaS”) model. The Company anticipates that the provision of “cloud” application services, or SaaS cloud-based customer activation, will increase over time and become the priority in the market and the most significant strategic part of its revenue growth opportunity. Our revenues from cloud-based delivery of our software, including hosting services, as a percentage of total revenue for the period ended March 31, 2017 and 2016, were 19% and 18% respectively.

Our current sales strategy is to focus our sales efforts toward a much greater percentage of sales through intermediaries, such as software developers and resellers and multi- function device resellers, rather than through direct sales. We have developed marketing programs with resellers that facilitate their selling and support of our software solutions. We refer to these resellers as our “channel partners.” We believe that our channel partner strategy improvements have increased the competitive strength of our platform of products. In addition, we have established a set of business solutions templates that provide base software configurations which we believe will facilitate our delivery and installation of software to our customers. We believe that these advancements, in the aggregate, will allow us to license and sell our products to a broader customer base, shortening our sales cycle, making margins more consistent, and allowing us to expand our sales through new channel partnerships. We continue to devote significant efforts, in both development and marketing, in bringing about this change in core strategic focus for the Company.

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

Due to all these factors and the other risks discussed in “Part I, Item 1.A of our 2016 Form 10-K”, our results of operations should not be relied upon as an indication of our future performance. Comparisons of our operating results with prior periods is not necessarily meaningful or indicative of future performance.

Results of Operations

Overview – Fiscal First Quarter 2017 Compared with Fiscal First Quarter 2016

We recorded net losses of $448,709 and $535,765 for the three months ended March 31, 2017 and 2016, respectively, representing a decrease in net loss of $87,056 or 16%. We recorded gross profit of $503,514 and $429,634 for the three months ended March 31, 2017 and 2016, respectively, representing an increase in gross profit of $73,880, or 17%. We recorded operating expenses of $819,420 and $826,731 for the three months ended March 31, 2017 and 2016, respectively, representing a decrease in operating expenses of $7,311 or 1%.

Revenues

We recorded total revenues of $710,394 and $603,391 for the three months ended March 31, 2017 and 2016, respectively, representing an increase of $107,003 or 18%. The increase in total revenues is attributable to several factors as described below.

Sale of Software

Revenues from the sale of software principally consist of sales of additional or upgraded software licenses and applications to existing customers and sales of software to our resellers. These software revenues were $162,984 and $90,874, for the three months ended March 31, 2017 and 2016, respectively, representing an increase of $72,110, or 79%. The increase was due to strong demand for on-premise solutions, primarily from state and local governmental organizations.

Sale of Software as a Service

For those customers that wish to avoid the upfront costs of typical premises-based software installations, we provide access to our software as a service, accessible through the internet. Our customers typically enter into our software as a service agreement for periods in excess of one year. Under these agreements, we generally provide access to the applicable software, data storage and related customer assistance and support. Our software as a service revenues were $132,308 and $110,156, for the three months ended March 31, 2017 and 2016, respectively, representing an increase of $22,152, or 20%. The increase in revenue year-over-year was primarily the result of new customers.

Sale of Software Maintenance Services

Software maintenance services revenues consist of fees for post contract customer support services provided to license holders. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. A substantial portion of these revenues were generated from customers to whom we sold software in prior years who have continued to renew their maintenance agreements. The support and maintenance agreements typically have a term of 12 months. Our software maintenance support revenue was $249,922 and $246,596, for the three months ended March 31, 2017 and 2016, respectively, representing an increase of $3,326, or 1%. The increase in revenue was primarily the result of the sale of new customer software and the continued maintenance of previous customers, for which maintenance agreements are renewed each year, partially offset by cancels.

Sale of Professional Services

Professional services revenues consist of revenues from consulting, discovery, training, and advisory services to assist customers with document management needs. These revenues include those arrangements where we do not sell software license as an element of the overall arrangement. Professional services revenues were $107,604 and $98,176 for the three months ended March 31, 2017 and 2016, respectively, an increase of $9,428, or 10%. The increase in revenue primarily results from an increase in requests from our clients for projects during the first quarter.

Sale of Third Party Services

Third party services consist of third party vendor software, hardware and/or services purchases as requested by our customers in as need in conjunction with Intellinetics core software or services. Third party services revenues were $57,576 and $57,589, respectively, for the three months ended March 31, 2017 and 2016, respectively, representing a decrease of $13 or 0%.

Cost of Revenues

The cost of revenues during the three months ended March 31, 2017 and 2016 were $206,880 and $173,757, respectively, representing an increase of $33,123, or 19%. The increase in cost of revenue for the period ended March 31, 2017 is primarily due to additional labor costs in completing software services and professional services.

Gross Margins

Overall gross margin for the three months ended March 31, 2017 and 2016 were 71% and 71%, respectively, representing no change.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $579,837 during the three months ended March 31, 2017 as compared to $636,267 during the three months ended March 31, 2016, representing a decrease of $56,430, or 9%. The decrease was primarily due to reduced professional fees and stock based compensation in the first quarter of 2017 as compared to 2016.

Sales and Marketing Expenses

Sales and marketing expenses increased to $236,577 during the three months ended March 31, 2017 as compared to $187,508 during the three months ended March 31, 2016, representing an increase of $49,069 or 26%. The increase was primarily related to our increased emphasis on market branding and marketing in the first quarter of 2017.

Depreciation and Amortization

Depreciation and amortization was $3,006 for the three months ended March 31, 2017, as compared to $2,956 for the three months ended March 31, 2016, representing an increase of $50 or approximately 2%. The increase was the result of depreciation on additional assets.

Interest Expense, Net

Interest expense, net, was $132,803 during the three months ended March 31, 2017 as compared to $138,688 during the three months ended March 31, 2016, representing a decrease of $5,865 or 4%. The decrease resulted primarily from interest expense charged for warrants on the conversion of the convertible promissory notes in 2016.

Liquidity and Capital Resources

We have financed our operations primarily through a combination of cash on hand; cash generated from operations, and proceeds from issuance of convertible promissory notes. As of March 31, 2017, our major liquidity indicators are:

●	Cash $494,935

●	Working Capital Deficiency $(822,582),

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

On January 5 and January 30, 2017, the Company entered into note purchase agreements with certain accredited investors for a private placement of convertible notes for gross proceeds of $560,000, which was part of a private placement in December 2016. The offering raised a total of $1,250,000 in the sale of these unregistered securities. The proceeds from these notes were used primarily to fund our working capital needs and general corporate purposes, including without limitation, debt reduction.

The Company expects that through the next 12 months the capital requirements to fund the Company’s growth and to cover the operating costs as a public company will consume substantially all the cash flows that it intends to generate from its operations, in addition to the proceeds from the issuances of debt and equity securities. The Company further believes that during this period, while the Company is focusing on the growth and expansion of its business, the gross profit that it expects to generate from operations may not generate sufficient funds to cover these anticipated operating costs. Our cash flows to meet our cash requirements are insufficient by approximately $91,000 per month. Assuming over the next 12 months, we do not increase our cash flow generated from operations or obtain additional capital or debt financing, we will not have sufficient funds for planned operations and service for existing current debt obligations.

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

Liquidity and Capital Resource - Equity Capital Resources

Shares Issued and Outstanding and Shares Reserved for Exercise of Warrants, Stock Options, and the 2015 Plan

As of May 12, 2017, the Company has 17,376,012 shares of common stock issued and outstanding; and 8,947,540 shares reserved for issuance upon the exercise of outstanding warrants, convertible notes, outstanding stock options, and shares reserved for the 2015 Plan.

Our shares are available for quotation on the OTCQB, and we believe this is important for raising capital to finance our growth plan. We intend to deploy any future capital we may raise to provide working capital, expand our sales and marketing capabilities, develop ancillary software products, enhance our internal infrastructure, and support the accounting, auditing and legal costs of operating as a public company.

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

Summary of Current Outstanding Indebtedness

The Company’s outstanding indebtedness at March 31, 2017 was as follows:

●	Promissory note held by Ohio State Development Authority, dated July 17, 2009, maturing on August 1, 2018, with an original principal balance of $1,012,500, current principal balance of $302,565, accrued interest of $124,085, and accrued fees of $101,251.

●	Promissory note held by Ohio State Development Authority, dated July 3, 2011, maturing on August 1, 2018, with an original principal balance of $750,000, current principal balance of $395,926, accrued interest of $156,901, and accrued fees of $72,535.

●	Promissory note held by Ramon Shealy, dated December 31, 2014, maturing on January 1, 2020, with a principal balance of $193,453, current principal balance of $118,185, and accrued interest of $0.

●	Convertible notes held by accredited investors, dated December 30, 2016, January 5, 2017, and January 30, 2017, maturing on December 31, 2018, with an aggregate original principal balance of $1,250,000, current principal balance of $1,250,000, and accrued interest of $19,279.

Capital Expenditures

We had no material commitments to make any capital expenditures at March 31, 2017.

Cash Flows

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2017 and 2016 was $548,062 and $548,961 respectively. During the three months ended March 31, 2017, the net cash used in operating activities was primarily attributable to the net loss adjusted for non-cash expenses of $224,923 and a decrease in net operating liabilities of $324,276. During the three months ended March 31, 2016, the net cash used in operating activities was primarily attributable to the net loss adjusted for non-cash expenses of $271,327 and a decrease in net operating liabilities of $284,523.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2017 and 2016 amounted to $6,429 and $0, respectively.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2017 amounted to $359,480. The net cash provided by financing activities resulted from new borrowings of $560,000, offset by $97,194 of notes payable repayments, of which $9,223 was repaid to related parties, and payment of deferred financing costs of $103,326.

Net cash provided by financing activities for the three months ended March 31, 2016 amounted to $436,284. The net cash provided by financing activities resulted from the sale of common stock of $559,285 and the exercise of stock options of $3,500, offset by $126,501 of notes payable repayments, of which $66,501 was repaid to related parties.

Critical Accounting Policies and Estimates

There have been no significant changes during the three months ended March 31, 2017 to the items that we disclosed as our critical accounting policies and use of estimates in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Form 10-K.

Liquidity, Going Concern and Management’s Plans

We have incurred substantial recurring losses since our inception. The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. During the years 2012 through 2017 we raised a total of $9,233,494 through issuance of debt and equity securities. We are also in the process of exploring strategies to increase our existing revenues. We believe we will be successful in these efforts; however, there can be no assurance we will be successful in raising additional debt or equity financing or finding any other financing source to fund our operations on terms agreeable to us.

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

The material weakness, which relates to internal control over financial reporting, that was identified is:

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

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Our business and operating results are subject to many risks, uncertainties and other factors. If any of these risks were to occur, our business, affairs, assets, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. These risks, uncertainties and other factors include the information discussed elsewhere in this report as well as the risk factors set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which have not materially changed as of the date of this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There have been no securities sold by the registrant during the period covered by this Quarterly Report on Form 10-Q that have not previously been included on a Form 8-K.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibit

10.1	Form of Note Purchase Agreement, dated January 6, 2017 and January 30, 2017. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed January 6, 2017.)

10.2	Form of 12% Subordinated Convertible Notes, dated January 6, 2017 and January 30, 2017. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed January 6, 2017.)

10.3	Form of Placement Agent Warrants, dated January 6, 2017 and January 30, 2017. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed January 6, 2017.)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

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

INTELLINETICS, INC.

Dated:	May 15, 2017

By:	/s/ Matthew L. Chretien
Matthew L. Chretien
President and Chief Executive Officer

Dated:	May 15, 2017

By:	/s/ Joseph D. Spain
Joseph D. Spain
Chief Financial Officer

