Form 10-Q
period 2017-06-30
INTELLINETICS, INC.
filed 2017-08-14
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _________________________

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

As of August 9, 2017 there were 17,376,012 shares of the issuer’s common stock outstanding.

INTELLINETICS, INC.

Form 10-Q

June 30, 2017

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

Part I Financial Information

Item 1. Financial Statements

INTELLINETICS, INC. and SUBSIDIARY

Condensed Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash	$305,617	$689,946
Accounts receivable, net	315,366	259,497
Prepaid expenses and other current assets	192,714	150,620

Total current assets	813,697	1,100,063

Property and equipment, net	19,426	18,783
Other assets	10,284	10,285

Total assets	$843,407	$1,129,131

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$703,422	$767,197
Deferred revenues	581,323	665,460
Deferred compensation	215,012	215,012
Notes payable - current	372,231	360,496
Notes payable - related party - current	40,263	38,307
Total current liabilities	1,912,251	2,046,472

Long-term liabilities:
Notes payable - net of current portion	727,848	585,782
Notes payable - related party - net of current portion	319,977	299,447
Deferred interest expense	155,824	158,062
Other long-term liabilities - related parties	12,094	1,125

Total long-term liabilities	1,215,743	1,044,416

Total liabilities	3,127,994	3,090,888

Stockholders’ deficit:
Common stock, $0.001 par value, 50,000,000 shares authorized; 17,376,012 and 16,815,850 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	30,380	26,816
Additional paid-in capital	13,387,773	12,966,177
Accumulated deficit	(15,702,740)	(14,954,750)
Total stockholders’ deficit	(2,284,587)	(1,961,757)
Total liabilities and stockholders' deficit	$843,407	$1,129,131

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Revenues:
Sale of software	$77,291	$101,694	$240,275	$192,568
Software as a service	148,910	116,343	281,218	226,499
Software maintenance services	240,881	245,317	490,802	491,913
Professional services	247,622	85,609	355,227	183,785
Third Party services	22,650	87,786	80,226	145,375

Total revenues	737,354	636,749	1,447,748	1,240,140

Cost of revenues:
Sale of software	15,097	18,051	38,801	37,569
Software as a service	54,883	61,351	149,239	110,236
Software maintenance services	30,952	37,988	57,030	84,546
Professional services	96,792	30,612	146,445	61,967
Third Party services	15,410	55,373	28,498	82,814

Total cost of revenues	213,134	203,375	420,013	377,132

Gross profit	524,220	433,374	1,027,735	863,008

Operating expenses:
General and administrative	499,696	503,866	1,080,241	1,128,698
Sales and marketing	182,843	304,593	419,420	503,536
Depreciation	2,780	2,767	5,786	5,723

Total operating expenses	685,319	811,226	1,505,447	1,637,957

Loss from operations	(161,099)	(377,852)	(477,712)	(774,949)

Other income (expense)
Interest expense, net	(138,183)	(24,112)	(270,278)	(162,781)

Total other income (expense)	(138,183)	(24,112)	(270,278)	(162,781)

Net loss	$(299,282)	$(401,964)	$(747,990)	$(937,730)

Basic and diluted net loss per share:	$(0.02)	$(0.02)	$(0.04)	$(0.06)

Weighted average number of common shares outstanding - basic and diluted	17,376,012	16,794,992	17,365,434	16,529,023

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARY

Condensed Consolidated Statement of Stockholders' Deficit

For the Six Months Ended June 30, 2017

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2016	16,815,850	$26,816	$12,966,177	$(14,954,750)	$(1,961,757)

Stock Issued to Directors	64,051	64	57,436	-	57,500

Stock Option Compensation	-	-	66,186	-	66,186

Exercise of stock warrants	496,111	3,500	(3,500)	-	-

Note Offer Warrant Expense	-	-	52,951	-	52,951

Beneficial Conversion of Convertible Notes	-	-	248,523	-	248,523

Net Loss	-	-	-	(747,990)	(747,990)

Balance, June 30, 2017	17,376,012	$30,380	$13,387,773	$(15,702,740)	$(2,284,587)

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(747,990)	$(937,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,786	5,723
Bad debt expense	6,727	12,166
Amortization of deferred financing costs	40,030	1,415
Amortization of beneficial conversion option	124,147	-
Stock issued for services	57,500	62,500
Stock options compensation	66,186	90,351
Note conversion warrant expense	-	137,970
Note offer warrant expense	52,951	-
Changes in operating assets and liabilities:
Accounts receivable	(62,596)	(76,491)
Prepaid expenses and other current assets	(42,093)	(123,364)
Accounts payable and accrued expenses	(63,775)	(97,012)
Other long-term liabilities - related parties	10,969	(12,852)
Deferred interest expense	(2,238)	15,940
Deferred revenues	(84,137)	(158,606)
Total adjustments	109,457	(142,260)
Net cash used in operating activities	(638,533)	(1,079,990)

Cash flows from investing activities:
Purchases of property and equipment	(6,428)	(3,011)
Net cash used in investing activities	(6,428)	(3,011)

Cash flows from financing activities:
Sale of Common Stock	-	559,285
Exercise of stock options	-	3,500
Payment of deferred financing costs	(103,328)	-
Proceeds from notes payable	560,000	-
Repayment of notes payable	(177,362)	(120,000)
Repayment of notes payable - related parties	(18,678)	(75,060)
Net cash provided by financing activities	260,632	367,725

Net increase (decrease) in cash	(384,329)	(715,276)
Cash - beginning of period	689,946	1,117,118
Cash - end of period	$305,617	$401,842

Supplemental disclosure of cash flow information:
Cash paid during the period for interest and taxes	$75,657	$28,475

Supplemental disclosure of non-cash financing activities:
Accrued interest notes payable converted to equity	$-	$35,038
Discount on notes payable for beneficial conversion feature	248,522	-
Notes payable conversion warrant expense	-	113,762
Notes payable conversion underwriting warrant expense	-	24,207
Notes payable converted to equity	-	135,000

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation of the consolidated financial position of the Company as of June 30, 2017 and the consolidated results of its operations and cash flows for the three and six months ended June 30, 2017 and 2016, have been included. The Company has evaluated subsequent events through the issuance of this Form 10-Q. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other interim or future period. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2016 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2017.

3.	Liquidity and Management’s Plans

Through June 30, 2017, the Company had incurred an accumulated deficit since its inception of $15,702,740. At June 30, 2017, the Company had a cash balance of $305,617.

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

The Company expects that through the next 12 months, the capital requirements to fund the Company’s growth, service existing debt obligations, and to cover the operating costs as a public company will consume substantially all of the cash flows that it intends to generate from its operations. The Company further believes that during this period, while the Company is focusing on the growth and expansion of its business, the gross profit that it expects to generate from operations will not generate sufficient funds to cover these anticipated operating costs. Our cash requirements are insufficient by approximately $73,000 per month. During 2016 and the six months ending June 30, 2017, the Company has used the proceeds from the convertible note issuances and the sale of equity securities to sustain operations and to follow through on the execution of its business plan. There is no assurance that the Company has or will be able to obtain sufficient funds to fund the Company’s operations. Given these conditions, the Company’s ability to continue as a going concern is contingent upon increasing its revenues and successfully managing its cash requirements. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrants into established markets, the competitive environment in which the Company operates and its cash requirements. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the six months ended June 30, 2017, the Company raised a net $459,745 through the issuance of convertible notes. The proceeds from the issuance were used to fund the Company’s working capital needs and debt repayment obligations.

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

The number of customers that comprise the Company’s customer base, along with the different industries, governmental entities and geographic regions, in which the Company’s customers operate, limits concentrations of credit risk with respect to accounts receivable. The Company does not generally require collateral or other security to support customer receivables; however, the Company may require its customers to provide retainers, up-front deposits or irrevocable letters-of-credit when considered necessary to mitigate credit risks. The Company has established an allowance for doubtful accounts based upon facts surrounding the credit risk of specific customers and past collections history. Credit losses have been within management’s expectations. At June 30, 2017 and December 31, 2016, the Company’s allowance for doubtful accounts was $22,283 and $19,034, respectively.

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

On March 15, 2017, the Company granted an employee stock options to purchase 100,000 Shares at an exercise price of $0.85 per Share, in accordance with the 2015 Plan, with vesting continuing until 2020. The total fair value of $70,872 for these stock options will be recognized by the Company over the applicable vesting period. The total stock option compensation for the three and six months ended June 30, 2017 was $15,207 and $19,563, respectively.

For the three and six months ended June 30, 2017, the Company recorded Share-based compensation to employees of $37,303 and $66,186, respectively, and to non-employees of $0 and $57,500, respectively. For the three and six months ended June 30, 2016, the Company recorded Share-based compensation to employees of $23,158 and $97,851, respectively, and to non-employees of $0 and $55,000, respectively.

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

Research and Development

We design, develop, test, market, license, and support new software products and enhancements of current products. We continuously monitor our software products and enhancements to remain compatible with standard platforms and file formats. We expense our software development costs as incurred. For the three and six months ending June 30, 2017 and 2016, our research and development costs were $80,728 and $127,184, and $83,286 and $173,175 respectively.

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

Advertising

The Company expenses the cost of advertising as incurred. Advertising expense for the three and six months ended June 30, 2017 and 2016 amounted to approximately $7,255 and $19,255, and $946 and $946, respectively.

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

Deferred income taxes are recognized for the tax consequences in future years of temporary differences between the financial reporting and tax bases of assets and liabilities as of each period-end based on enacted tax laws and statutory rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A 100% valuation allowance has been established on deferred tax assets at June 30, 2017 and 2016, due to the uncertainty of our ability to realize future taxable income.

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

Statement of Cash Flows

For purposes of reporting cash flows, cash includes cash on hand and demand deposits held by banks.

Reclassifications

Certain amounts in the 2016 consolidated financial statements have been reclassified to conform to current year presentation.

6.	Property and Equipment

Property and equipment are comprised of the following:

	June 30, 2017	December 31, 2016
Computer hardware and purchased software	$316,095	$309,667
Leasehold improvements	221,666	221,666
Furniture and fixtures	88,322	88,322
	626,083	619,655
Less: accumulated depreciation and amortization	(606,657)	(600,872)
Property and equipment, net	$19,426	$18,783

Total depreciation expense on the Company’s property and equipment for the three and six months ended June 30, 2017 and 2016 amounted to $2,780 and $5,786, and $2,767 and $5,723, respectively.

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

On June 3, 2011, Intellinetics Ohio issued a note payable to the Ohio State Development Authority in the amount of $750,000, bearing interest at a rate of 1% per annum for the first 12 months, then interest at a rate of 7% per annum for the second 12 months (“Authority Loan No. 2,” and together with Authority Loan No. 1, the “Authority Loans”). Intellinetics Ohio was not obligated to remit payments of principal until September 1, 2013. The monthly principal and interest payments, beginning on the third anniversary of the loan origination, are $14,850 and are payable on a monthly basis through August 1, 2018. The Authority Loan No. 2 is secured by a senior secured interest on all business assets financed with loan proceeds, as well as a second secured interest in all business assets. Upon maturity, by acceleration or otherwise, Intellinetics Ohio is required to pay a loan participation fee of $75,000, which is accounted for as a loan premium, accreted monthly utilizing the interest method, over the term of the Authority Loan No. 2. The interest rate of 1% during the first 12 months of this loan was considered to be below market for that period. Intellinetics Ohio further determined that over the life of the Authority Loan No. 2, the effective interest rate was 5.6% per annum. Accordingly, during the first 12 months of the Authority Loan No. 2, Intellinetics Ohio recorded interest expense at the 5.6% rate per annum. The difference between the interest expense accrual at 5.6% and the stated rate of 1% over the first 12 months is credited to deferred interest. The deferred interest amount that is accumulated over the first 12 months of the loan term will be amortized as a reduction to interest expense over the remaining term of the Authority Loan No. 2. On June 30, 2017 and December 31, 2016, deferred interest of $155,824 and $158,062, respectively, was reflected within long term liabilities on the accompanying consolidated balance sheets. In June 2014, Intellinetics Ohio and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule, deferring a portion of the principal and interest payment until June 1, 2015. On September 25, 2015 Intellinetics Ohio and the Ohio State Development Authority entered into a Third Amendment to the Loan Agreement related to Authority Loan No. 2, deferring a portion of the principal payment until October 1, 2016.

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

Between December 30, 2016, and January 31, 2017, the Company issued convertible promissory notes in an aggregate amount of $875,000 (“Unrelated Notes due December 31, 2018”) to unrelated accredited investors. The notes mature on December 31, 2018, and bear interest at an annual rate of interest of 12% until maturity, with partial interest of 6% payable quarterly. The note investors have a right, in their sole discretion, to convert the notes into Shares under certain circumstances at a conversion rate of $0.65 per Share. If the notes have not been fully repaid by the Company by the maturity date or converted into Shares at the election of the note investors prior to maturity, then such notes will accrue interest at the annual rate of 14% from the maturity date until the date the notes are repaid in full. Any interest not paid quarterly will also accrue interest at the annual rate of 8% instead of 6%. The Company used the proceeds of the notes for working capital, general corporate purposes, and debt repayment. The Company recognized a beneficial conversion feature in the amount of $369,677. Interest expense recognized on the amortization of the beneficial conversion feature was $46,210 and $88,089 for the three and six months ended June 30, 2017.

The table below reflects all notes payable at June 30, 2017 and December 31, 2016, respectively, with the exception of related party notes disclosed in Note 8 - Notes Payable - Related Parties.

	June 30, 2017	December 31, 2016
Authority Loan No. 1, due August 1, 2018	$251,018	$353,346
Authority Loan No. 2, due August 1, 2018	358,082	433,115
Unrelated Notes due December 31, 2018	593,412	193,846
Total notes payable	$1,202,511	$980,307
Less unamortized debt issuance costs	(102,433)	(34,029)
Less current portion	(372,231)	(360,496)
Long-term portion of notes payable	$727,848	$585,782

Future minimum principal payments of these notes payable with the exception of the related party notes in Note 8 - Notes Payable - Related Parties, as described in this Note 7 are as follows:

For the Twelve Months
Ending June 30,	Amount
2018	$372,231
2019	830,280
Total	$1,202,511

As of June 30, 2017 and December 31, 2016, accrued interest for these notes payable with the exception of the related party notes in Note 8 - Notes Payable - Related Parties, was $305,704 and $282,147, respectively, and was reflected within accounts payable and accrued expenses on the consolidated balance sheets. As of June 30, 2017 and December 31, 2016, accrued loan participation fees were $174,702 and $172,659, respectively, and reflected within accounts payable and accrued expenses on the consolidated balance sheets. As of June 30, 2017 and December 31, 2016, deferred financing costs were $102,433 and $34,029, respectively, and were reflected within long term liabilities on the consolidated balance sheets.

With respect to all notes outstanding (other than the notes to related parties), for the three and six months ended June 30, 2017, and 2016, interest expense, including the amortization of deferred financing costs, accrued loan participation fees, original issue discounts, deferred interest and related fees, interest expense related to warrants issued for the conversion of convertible notes, and the embedded conversion feature was $103,616 and $200,839, and $20,340 and $155,048 respectively.

8.	Notes Payable - Related Parties

On March 29, 2012, the Company issued an unsecured promissory note payable to Ramon Shealy, a then-director of the Company, who subsequently resigned from the Company’s board of directors on December 17, 2012, for personal reasons, in the amount of $238,000, bearing interest at a rate of 10% for the term of the note. All principal and interest was due and payable on September 27, 2012, but was later extended to November 24, 2012. On April 16, 2012, the Company issued another promissory note payable to Mr. Shealy, in the amount of $12,000, bearing interest at a rate of 10% per quarter. All principal and interest was due on July 15, 2012, but was later extended to November 24, 2012. On November 24, 2012, the two notes were cancelled and replaced with a $250,000 promissory note, under the same terms, with a maturity date of January 1, 2014. On December 24, 2013, the maturity date of the $250,000 promissory note was extended to January 1, 2015. On March 13, 2013, the Company paid $100,000 of the principal amount of the $250,000 promissory note to Mr. Shealy. On December 31, 2014, the Company and Ramon Shealy agreed to extended payment terms for the remaining total principal and interest in the amount of $193,453, payable in sixty (60) monthly installments beginning January 31, 2015, with a maturity date of January 1, 2020. As of June 30, 2017 and December 31, 2016, this Note had a principal balance of $108,730 and $127,408, respectively.

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

On December 30, 2016, the Company issued convertible promissory notes in an aggregate amount of $375,000 (the “Related Notes due December 31, 2018”) to accredited investors, including Robert and Michael Taglich (each holding more than 5% beneficial interest in the Company’s Shares) and Robert Schroeder (Director), in exchange for the conversion of $225,000 principal from the Bridge Notes and $150,000 cash. The notes bear interest at an annual rate of interest of 12 percent until maturity, with partial interest of 6% payable quarterly, and mature on December 31, 2018. The note investors have a right, in their sole discretion, to convert the notes into Shares at a conversion rate of $0.65 per Share. If the notes have not been fully repaid by the Company by the maturity date or converted into Shares at the election of the note investors prior to the maturity date, then such notes will accrue interest at the annual rate of 14% from the maturity date until the date the notes are repaid in full. Any interest not paid quarterly will also accrue interest at the annual rate of 8% instead of 6%. The Company used the proceeds of the notes for working capital, general corporate purposes, and debt repayment. The Company recognized a beneficial conversion feature in the amount of $144,231. Interest expense recognized on the amortization of the beneficial conversion feature was $18,029 and $36,058, respectively, for the three and six months ended June 30, 2017.

The table below reflects Notes payable due to related parties at June 30, 2017 and December 31, 2016, respectively:

	June 30, 2017	December 31, 2016
The $250,000 Shealy Note	108,730	127,408
Related Notes due December 31, 2018	266,827	230,769
Total notes payable - related party	$375,557	$358,177
Unamortized debt issuance costs	(15,317)	(20,423)
Less current portion	(40,263)	(38,307)
Long-term portion of notes payable-related party	$319,977	$299,447

Future minimum principal payments of these notes payable as described in this Note 8 are as follows:

For the Twelve Months Ending
June 30,	Amount
2018	$40,263
2019	311,306
2020	23,988
TOTAL	$375,557

As of June 30, 2017 and December 31, 2016, accrued interest for these notes payable – related parties amounted to $12,094 and $1,125, respectively.

For the three and six months ended June 30, 2017, and 2016, interest expense in connection with notes payable – related parties was $34,567 and $69,438, and $3,772 and $7,733, respectively.

9.	Deferred Compensation

Pursuant to the Company’s employment agreements with the founders, the founders have earned incentive compensation totaling $215,012 in cash, which payment obligation has been deferred by the Company until it reasonably believes it has sufficient cash to make the payment.

10.	Commitments and Contingencies

Employment Agreements

The Company has entered into employment agreements with three of its key executives. Under their respective agreements, the executives serve at will and are bound by typical confidentiality, non-solicitation and non-competition provisions. Deferred compensation for the founders of the Company, as disclosed in Note 9 above, is still outstanding as of June 30, 2017.

Operating Leases

On January 1, 2010, the Company entered into an agreement to lease 6,000 rentable square feet of office space in Columbus, Ohio. The lease commenced on January 1, 2010 and, pursuant to a lease extension dated August 9, 2016, the lease expires on December 31, 2021.

Future minimum lease payments under this operating lease are as follows:

For the Twelve Months Ending June 30,	Amount
2018	$51,048
2019	52,344
2020	53,640
2021	54,972
2022	27,828
$239,832

Rent expense, recorded on a straight-line basis, charged to operations for the three and six months ended June 30, 2017 and 2016 amounted to $13,252 and $26,503, and $10,125 and $20,250, respectively.

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

Issuance of Restricted Common Stock to Directors

On January 5 and March 22, 2017, and on January 2, 2016, the Company issued 61,110, 2,941, and 69,433 Shares, respectively, of restricted common stock to directors of the Company in accordance with the 2015 Plan, and as part of an annual compensation plan for directors. The grant of Shares was not subject to vesting. For the three and six months ended June 30, 2017 and 2016, stock compensation of $0 and $57,500, and $0 and $62,500, respectively, was recorded on the issuance of the common stock.

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

Shares Issued and Outstanding and Shares Reserved for Exercise of Warrants, Convertible Notes, and the 2015 Plan

The Company had 17,376,012 Shares issued and outstanding, 5,155,017 Shares reserved for issuance upon the exercise of outstanding warrants, 1,923,077 Shares reserved for issuance upon the conversion of convertible debt, and 1,866,506 Shares reserved for issuance under the 2015 Plan, as of June 30, 2017.

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

The weighted average estimated values of director and employee stock option grants, as well as the weighted average assumptions that were used in calculating such values during the six months ended June 30, 2017 and 2016, were based on estimates at the date of grant as follows:

	April 30,	January 1,	February 10,	December 6,	March 15,
	2015 Grant	2016 Grant	2016 Grant	2016 Grant	2017 Grant
Risk-free interest rate	1.43%	1.76%	1.15%	1.84%	2.14%
Weighted average expected term	5 years	5 years	5 years	5 years	5 years
Expected volatility	143.10%	134.18%	132.97%	123.82%	121.19%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%

A summary of stock option activity during the six months ended June 30, 2017 and 2016 under our stock option agreements is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2017	1,328,000	$0.81	9 years	115,200
Granted	100,000	0.85
Exercised	-
Forfeited and expired	(162,500)	0.88

Outstanding at June 30, 2017	1,265,000	$0.81	8 years	$115,200

Exercisable at June 30, 2017	705,500	$0.79	8 years	$79,200

The weighted-average grant date fair value of options granted during the six months ended June 30, 2017 and 2016 was $0.71 and $0.81, respectively.

As of June 30, 2017, and December 31, 2016, there was $395,923 and $492,057, respectively, of total unrecognized compensation costs related to stock options granted under our stock option agreements. $200,923 of the unrecognized compensation cost is expected to be recognized over a weighted-average period of three years. $195,000 of the unrecognized compensation cost will be recognized upon satisfaction of the vesting contingency. The total fair value of stock options that vested during the six months ended June 30, 2017 and 2016 was $100,655 and $49,062, respectively.

13.	Concentrations

Revenues from the Company’s services to a limited number of customers have accounted for a substantial percentage of the Company’s total revenues. For the three months ended June 30, 2017, the Company’s two largest customers, Franklin County Data Center (“FCDC”), a direct client and Ohio Department of Commerce (“ODC”), a direct client, accounted for 10% and 9%, respectively, of the Company’s revenue for that period. For the three months ended June 30, 2016, the Company’s two largest customers, Laser Systems (“Laser Systems”), a Reseller and Tiburon (“Tiburon”), a Reseller, accounted for 9% and 8%, respectively, of the Company’s revenue for that period. For the six months ended June 30, 2017, the Company’s two largest customers, Tiburon, a reseller and FCDC, a direct client, accounted for approximately 10% and 9%, respectively, of the Company’s revenues for that period. For the six months ended June 30, 2016, the Company’s two largest customers Laser Systems, a reseller, and Tiburon, a reseller, accounted for approximately 10% and 9%, respectively, of the Company’s revenues for that period.

For the three months ended June 30, 2017 and 2016, government contracts represented approximately 45% and 39% of the Company’s total revenues, respectively. A significant portion of the Company’s sales to Tiburon represent ultimate sales to government agencies. For the six months ended June 30, 2017 and 2016 government contracts represented approximately 40% and 42%, respectively, of the Company’s net revenue.

As of June 30, 2017, accounts receivable concentrations from the Company’s four largest customers were 18%, 13%, 12% and 11% of gross accounts receivable, respectively. As of December 31, 2016, accounts receivable concentrations from the Company’s three largest customers were 20%, 19% and 16% of gross accounts receivable, respectively. Accounts receivable balances from the Company’s two largest customers at June 30, 2017 have since been partially collected.

.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial conditions and results of operations of the Company for the three and six months ended June 30, 2017, and 2016 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Form 10-Q. References in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to the “Company,” “us,” “we,” “our,” and similar terms refer to Intellinetics, Inc., a Nevada corporation (“Intellinetics”), and its sole operating subsidiary, Intellinetics, Inc., an Ohio corporation (“Intellinetics Ohio”), unless we state otherwise or the context indicates otherwise.

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

We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risk factors that are included in Part I, Item IA of our Annual Report on Form 10-K for the year ended December 31, 2016. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition accrued expenses, financing operations, contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carry value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this report for the three and six months ended June 30, 2017.

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

Customers obtain use of the Company’s software by either purchasing it for installation onto their equipment, referred to as a “premise” model, or by accessing the platform via the Internet, referred to as a “cloud-based” or “software as a service” (“SaaS”) model. The Company anticipates that the provision of “cloud” application services, or SaaS cloud-based customer activation, will increase over time and become the priority in the market and the most significant strategic part of its revenue growth opportunity. Our revenues from cloud-based delivery of our software, including hosting services, as a percentage of total revenue for the three months ended June 30, 2017 and 2016, were 20% and 18% respectively.

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

Due to all these factors and the other risks discussed in Part I, Item IA of our Annual Report on Form 10-K for the year ended December 31, 2016, our results of operations should not be relied upon as an indication of our future performance. Comparisons of our operating results with prior periods is not necessarily meaningful or indicative of future performance.

Results of Operations

Overview

We recorded net losses of $299,282 and $401,964 for the three months ended June 30, 2017 and 2016, respectively, representing a decrease in net loss of $102,682 or 26%. We recorded gross profit of $524,220 and $433,374 for the three months ended June 30, 2017 and 2016, respectively, representing an increase in gross profit of $90,846, or 21%. We recorded operating expenses of $685,319 and $811,226 for the three months ended June 30, 2017 and 2016, respectively, representing a decrease in operating expenses of $125,907 or 16%. We reported net losses of $747,990 and $937,730 for the six months ended June 30, 2017 and 2016, respectively, representing a decrease in net loss of $189,740 or 20%. We reported gross profit of $1,027,735 and $863,008 for the six months ended June 30, 2017 and 2016, respectively, representing an increase of $164,727, or 19%. We reported operating expenses of $1,505,447 and $1,637,957 for the six months ended June 30, 2017 and 2016, respectively, representing a decrease of $132,510, or 8%. The decrease in operating expenses was principally related to one-time investments in sales and marketing, including consulting and developing IntelliCloud University.

Revenues

We recorded total revenues of $737,354 and $636,749 for the three months ended June 30, 2017 and 2016, respectively, representing an increase of $100,605 or 16%. For the six months ended June 30, 2017 and 2016, respectively, revenues were $1,447,748 and $1,240,140, respectively, representing an increase of $207,608, or 17%. The increase in total revenues is attributable to several factors as described below.

Sale of Software

Revenues from the sale of software principally consist of sales of additional or upgraded software licenses and applications to existing customers and sales of software to our resellers. These software revenues were $77,291 and $101,694, for the three months ended June 30, 2017 and 2016, respectively, representing a decrease of $24,403, or 24%. The decrease was due to increased focus on Software as a Service as well as fewer, larger on-premise solutions and expansions sold, with more custom configuration, reflected in Professional Services, below. For the six months ended June 30, 2017 and 2016, respectively, revenues were $240,275 and $192,568 representing an increase of $47,707, or 25%. The increase was primarily due to customer demand during the first quarter.

Sale of Software as a Service

For those customers that wish to avoid the upfront costs of typical premises-based software installations, we provide access to our software as a service, accessible through the internet. Our customers typically enter into our software as a service agreement for periods in excess of one year. Under these agreements, we generally provide access to the applicable software, data storage and related customer assistance and support. Our software as a service revenues were $148,910 and $116,343, for the three months ended June 30, 2017 and 2016, respectively, representing an increase of $32,567, or 28%. Our software as a service revenues were $281,218 and $226,499, for the six months ended June 30, 2017 and 2016, respectively, representing an increase of $54,719, or 24%. The increase in revenue year-over-year was primarily the result of new customers as a result of our increased focus on software as a service.

Sale of Software Maintenance Services

Software maintenance services revenues consist of fees for post contract customer support services provided to license holders. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. A substantial portion of these revenues were generated from customers to whom we sold software in prior years who have continued to renew their maintenance agreements. The support and maintenance agreements typically have a term of 12 months. Our software maintenance support revenue was $240,881 and $245,317, for the three months ended June 30, 2017 and 2016, respectively, representing a decrease of $4,436, or 2%. Our software maintenance support revenue was $490,802 and $491,913 for the six months ended June 30, 2017 and 2016, respectively, representing a decrease of $1,111, or 0%. The decrease in revenue was primarily the result of cancellations more than offsetting the sale of new customer software and the continued maintenance of previous customers, for which maintenance agreements are renewed each year.

Sale of Professional Services

Professional services revenues consist of revenues from consulting, discovery, training, and advisory services to assist customers with document management needs. These revenues include those arrangements where we do not sell software license as an element of the overall arrangement. Professional services revenues were $247,622 and $85,609 for the three months ended June 30, 2017 and 2016, respectively, an increase of $162,013, or 189%. For the six months ended June 30, 2017 and 2016, respectively, professional services revenues were $355,227 and $183,785, respectively, representing an increase of $171,442, or 93%. The overall increase in revenue primarily resulted from an increase in requests from our clients for custom projects during the second quarter.

Sale of Third Party Services

Third party services consist of third party vendor software, hardware and/or services purchases as requested by our customers in conjunction with Intellinetics core software or services. Third party services revenues were $22,650 and $87,786, respectively, for the three months ended June 30, 2017 and 2016, respectively, representing a decrease of $65,136 or 74%, which was primarily due to timing of projects that are typically attached to new Software or new Software As A Service sales. For the six months ended June 30, 2017 and 2016, respectively, third party services were $80,226 and $145,375, representing a decrease of $65,149, or 45%.

Cost of Revenues

The cost of revenues during the three months ended June 30, 2017 and 2016 were $213,134 and $203,375, respectively, representing an increase of $9,759, or 5%. For the six months ended June 30, 2017 and 2016, respectively, the cost of revenues was $420,013 and $377,132, representing an increase of $42,881, or 11%. The increase in cost of revenue for the period ended June 30, 2017 is primarily due to additional labor costs in completing professional services.

Gross Margins

Overall gross margin for the three months ended June 30, 2017 and 2016 were 71% and 68%, respectively, representing a slightly favorable shift in product mix away from Third Party Services. For the six months ended June 30, 2017 and 2016, the gross margins were 71% and 70%. The increase in gross margin year-over-year is primarily as a result of product mix.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $499,696 during the three months ended June 30, 2017 as compared to $503,866 during the three months ended June 30, 2016, representing a decrease of $4,170 or 1%. For the six months ended June 30, 2017 and 2016, general and administrative expenses were $1,080,241 and $1,128,698, representing a decrease of $48,457, or 4%. The decrease for the period ended June 30, 2017 was primarily due to reduced professional fees associated with fundraising activities and compliance.

Sales and Marketing Expenses

Sales and marketing expenses were $182,843 during the three months ended June 30, 2017 as compared to $304,593 during the three months ended June 30, 2016, representing a decrease of $121,750 or 40%. For the six months ended June 30, 2017 and 2016, respectively, sales and marketing expenses were $419,420 and $503,536, representing a decrease of $84,116, or 17%. The decrease was primarily related to decreased direct selling expenses with our focus on the reseller channel, as well as one-time investments in 2016 in consulting and branding, which drove our IntelliCloud University reseller onboarding program.

Depreciation and Amortization

Depreciation and amortization was $2,780 for the three months ended June 30, 2017, as compared to $2,767 for the three months ended June 30, 2016, representing an increase of $13 or approximately 0%. For the six months ended June 30, 2017 and 2016, respectively, depreciation and amortization was $5,786 and $5,723, representing an increase of $63 or 1%. The increase was the result of depreciation on additional assets.

Interest Expense, Net

Interest expense, net, was $138,183 during the three months ended June 30, 2017 as compared to $24,112 during the three months ended June 30, 2016, representing an increase of $114,071 or 473%. The increase resulted primarily from interest expense charged for our issuance of convertible promissory notes between December 30, 2016 and January 31, 2017. For the six months ended June 30, 2017 and 2016, respectively, interest expense was $270,278 and $162,781, an increase of $107,497, or 66%. The increase resulted primarily from interest expense charged for our issuance of convertible promissory notes between December 30, 2016 and January 31, 2017.

Liquidity and Capital Resources

We have financed our operations primarily through a combination of cash on hand, cash generated from operations, and proceeds from issuance of convertible promissory notes. As of June 30, 2017, our major liquidity indicators are:

●	Cash $305,617

●	Working Capital Deficiency $(1,098,554)

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

The Company expects that through the next 12 months the capital requirements to fund the Company’s growth and to cover the operating costs as a public company will consume substantially all the cash flows that it intends to generate from its operations, in addition to the proceeds from the issuances of debt and equity securities. The Company further believes that during this period, while the Company is focusing on the growth and expansion of its business, the gross profit that it expects to generate from operations may not generate sufficient funds to cover these anticipated operating costs. Our cash flows to meet our cash requirements are insufficient by approximately $73,000 per month. Assuming over the next 6 months, we do not increase our cash flow generated from operations or obtain additional capital or debt financing, we will not have sufficient funds for planned operations and service for existing current debt obligations.

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

Liquidity and Capital Resource - Equity Capital Resources

Shares Issued and Outstanding and Shares Reserved for Exercise of Warrants, Stock Options, and the 2015 Plan

As of August 9, 2017, the Company has 17,376,012 shares of common stock issued and outstanding; and 8,944,599 shares reserved for issuance upon the exercise of outstanding warrants, convertible notes, outstanding stock options, and shares reserved for the 2015 Plan.

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

Summary of Current Outstanding Indebtedness

The Company’s outstanding indebtedness at June 30, 2017 was as follows:

●	Promissory note held by Ohio State Development Authority, dated July 17, 2009, maturing on August 1, 2018, with an original principal balance of $1,012,500, current principal balance of $251,018, accrued interest of $124,085, and accrued fees of $101,251.

●	Promissory note held by Ohio State Development Authority, dated July 3, 2011, maturing on August 1, 2018, with an original principal balance of $750,000, current principal balance of $358,082, accrued interest of $155,824, and accrued fees of $73,451.

●

Promissory note held by Ramon Shealy, dated December 31, 2014, maturing on January 1, 2020, with an original principal balance of $193,453, current principal balance of $108,730, and accrued interest of $0.

●	Convertible notes held by accredited investors, dated December 30, 2016, January 5, 2017, and January 30, 2017, maturing on December 31, 2018, with an aggregate original principal balance of $1,250,000, current principal balance of $1,250,000, and accrued interest of $37,889.

Capital Expenditures

We had no material commitments to make any capital expenditures at June 30, 2017.

Cash Flows

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2017 and 2016 was $638,533 and $1,079,990 respectively. During the six months ended June 30, 2017, the net cash used in operating activities was primarily attributable to the net loss adjusted for non-cash expenses of $353,327 and a decrease in net operating liabilities of $243,870. During the six months ended June 30, 2016, the net cash used in operating activities was primarily attributable to the net loss adjusted for non- cash expenses of $310,125 and a decrease in net operating liabilities of $452,385.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2017 and 2016 amounted to $6,428 and $3,011, respectively, and was related to the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2017 amounted to $260,632. The net cash provided by financing activities resulted from new borrowings of $560,000, offset by $196,040 of notes payable repayments, of which $18,678 was repaid to related parties, and payment of deferred financing costs of $103,328.

Net cash provided by financing activities for the six months ended June 30, 2016 amounted to $367,725. The net cash provided by financing activities resulted from the sale of common stock, offset by $195,060 of notes payable repayments, of which $75,060 was repaid to related parties.

Critical Accounting Policies and Estimates

There have been no significant changes during the three months ended June 30, 2017 to the items that we disclosed as our critical accounting policies and use of estimates in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INTELLINETICS, INC.

Dated:	August 14, 2017

By:	/s/ Matthew L. Chretien
Matthew L. Chretien
President and Chief Executive Officer

Dated:	August 14, 2017

By:	/s/ Joseph D. Spain
Joseph D. Spain
Chief Financial Officer

