Form 10-Q
period 2017-09-30
INTELLINETICS, INC.
filed 2017-11-14
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

As of November 13, 2017 there were 17,376,012 shares of the issuer’s common stock outstanding.

INTELLINETICS, INC.

Form 10-Q

September 30, 2017

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

Any forward-looking statements we make are based on our current plans, intentions, objectives, goals, targets, strategies, hopes, beliefs, projections and expectations, as well as assumptions made by and information currently available to management. Forward-looking statements are not guarantees of future performance or events, but are subject to and qualified by substantial risks, uncertainties and other factors, which are difficult to predict and are often beyond our control. Forward-looking statements will be affected by assumptions and expectations we might make that do not materialize or that prove to be incorrect and by known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed, anticipated or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, those described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 30, 2017, as well as other risks, uncertainties and factors discussed elsewhere in this report, in documents that we include as exhibits to or incorporate by reference in this report, and in other reports and documents we from time to time file with or furnish to the Securities and Exchange Commission (the “SEC”). In light of these risks and uncertainties, you are cautioned not to place undue reliance on any forward-looking statements that we make.

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

Part I Financial Information

Item 1. Financial Statements

INTELLINETICS, INC. and SUBSIDIARY

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30, 2017	December 31, 2016

ASSETS
Current assets:
Cash	$183,703	$689,946
Accounts receivable, net	457,070	259,497
Prepaid expenses and other current assets	164,959	150,620

Total current assets	805,732	1,100,063

Property and equipment, net	23,969	18,783
Other assets	10,284	10,285

Total assets	$839,985	$1,129,131

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$830,472	$767,197
Deferred revenues	562,057	665,460
Deferred compensation	215,012	215,012
Notes payable - current	518,265	360,496
Notes payable - related party - current	157,322	38,307
Total current liabilities	2,283,128	2,046,472

Long-term liabilities:
Notes payable - net of current portion	554,251	585,782
Notes payable - related party - net of current portion	329,408	299,447
Deferred interest expense	154,832	158,062
Other long-term liabilities - related parties	25,931	1,125

Total long-term liabilities	1,064,422	1,044,416

Total liabilities	3,347,550	3,090,888

Stockholders' deficit:
Common stock, $0.001 par value, 50,000,000 shares authorized; 17,376,012 and 16,815,850 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	30,380	26,816
Additional paid-in capital	13,451,486	12,966,177
Accumulated deficit	(15,989,431)	(14,954,750)
Total stockholders' deficit	(2,507,565)	(1,961,757)
Total liabilities and stockholders' deficit	$839,985	$1,129,131

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues:
Sale of software	$134,732	$96,869	$375,007	$289,437
Software as a service	180,517	137,343	461,734	363,842
Software maintenance services	241,358	256,441	732,160	748,354
Professional services	81,751	153,895	436,977	337,680
Third Party services	35,882	34,897	116,109	180,272

Total revenues	674,240	679,445	2,121,987	1,919,585

Cost of revenues:
Sale of software	32,714	16,432	71,515	54,001
Software as a service	78,915	66,180	228,154	176,416
Software maintenance services	30,432	25,019	87,463	109,564
Professional services	36,688	32,476	183,133	94,443
Third Party services	5,209	26,103	33,707	108,918

Total cost of revenues	183,958	166,210	603,972	543,342

Gross profit	490,282	513,235	1,518,015	1,376,243

Operating expenses:
General and administrative	490,943	396,638	1,571,184	1,525,294
Sales and marketing	141,315	338,843	560,735	842,421
Depreciation	3,231	2,437	9,016	8,160

Total operating expenses	635,489	737,918	2,140,935	2,375,875

Loss from operations	(145,207)	(224,683)	(622,920)	(999,632)

Other income (expense)
Interest expense, net	(141,483)	(22,084)	(411,761)	(184,865)

Total other income (expense)	(141,483)	(22,084)	(411,761)	(184,865)

Net loss	$(286,690)	$(246,767)	$(1,034,681)	$(1,184,497)

Basic and diluted net loss per share:	$(0.02)	$(0.01)	$(0.06)	$(0.07)

Weighted average number of common shares outstanding - basic and diluted	17,376,012	16,810,582	17,369,012	16,622,864

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARY

Condensed Consolidated Statement of Stockholders' Deficit

For the Nine Months Ended September 30, 2017

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2016	16,815,850	$26,816	$12,966,177	$(14,954,750)	$(1,961,757)

Stock Issued to Directors	64,051	64	57,436	-	57,500

Stock Option Compensation	-	-	91,063	-	91,063

Exercise of stock warrants	496,111	3,500	(3,500)	-	0

Note Offer Warrant	-	-	91,787	-	91,787

Beneficial Conversion of Convertible Notes	-	-	248,523	-	248,523

Net Loss	-	-	-	(1,034,681)	(1,034,681)

Balance, September 30, 2017	17,376,012	$30,380	$13,451,486	$(15,989,431)	$(2,507,565)

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(1,034,681)	$(1,184,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,016	8,160
Bad debt expense	6,646	758
Amortization of deferred financing costs	59,761	2,124
Amortization of beneficial conversion option	188,385	-
Stock issued for services	57,500	62,500
Stock options compensation	91,063	113,589
Note conversion warrant expense	-	137,970
Note offer warrant expense	54,015	-
Changes in operating assets and liabilities:
Accounts receivable	(204,219)	(112,814)
Prepaid expenses and other current assets	(14,338)	(125,544)
Accounts payable and accrued expenses	63,275	(116,262)
Other long-term liabilities - related parties	24,806	(12,852)
Deferred interest expense	(3,230)	23,226
Deferred revenues	(103,403)	(46,007)
Total adjustments	229,277	(65,152)
Net cash used in operating activities	(805,404)	(1,249,649)

Cash flows from investing activities:
Purchases of property and equipment	(14,202)	(6,867)
Net cash used in investing activities	(14,202)	(6,867)

Cash flows from financing activities:
Sale of Common Stock	-	559,285
Exercise of stock options	-	3,500
Payment of deferred financing costs	(103,328)	-
Proceeds from notes payable	560,000	-
Proceeds from notes payable - related parties	150,000	-
Repayment of notes payable	(268,195)	(180,000)
Repayment of notes payable - related parties	(25,114)	(83,834)
Net cash provided by financing activities	313,363	298,951

Net increase (decrease) in cash	(506,243)	(957,565)
Cash - beginning of period	689,946	1,117,118
Cash - end of period	$183,703	$159,553

Supplemental disclosure of cash flow information:
Cash paid during the period for interest and taxes	$89,071	$35,808

Supplemental disclosure of non-cash financing activities:
Accrued interest notes payable converted to equity	$-	$35,038
Discount on notes payable for beneficial conversion feature	248,523	-
Discount on notes payable – related parties for warrants	38,836	-
Notes payable conversion warrant expense	-	113,762
Notes payable conversion underwriting warrant expense	-	24,207
Notes payable converted to equity	-	135,000

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

The Company is a content services software development, sales, and marketing company serving both the public and private sectors. The Company’s software platform allows customers to capture and manage all documents across operations such as scanned hard-copy documents and all digital documents including those from Microsoft Office 365, digital images, audio, video and emails. The Company’s solutions create value for customers by making it easy to connect business-critical documents to the processes they drive by making them easy to find, secure, and compliant with its customers’ audit requirements.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation of the consolidated financial position of the Company as of September 30, 2017 and the consolidated results of its operations and cash flows for the three and nine months ended September 30, 2017 and 2016, have been included. The Company has evaluated subsequent events through the issuance of this Form 10-Q. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other interim or future period. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2016 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2017.

3.	Liquidity and Management’s Plans

Through September 30, 2017, the Company had incurred an accumulated deficit since its inception of $15,989,431. At September 30, 2017, the Company had a cash balance of $183,703.

From the Company’s inception, it has generated revenues from the sales and implementation of its internally generated software applications.

The Company’s business plan is to increase its sales and market share by developing an expanded network of resellers through which the Company will sell its expanded software product portfolio, as well as direct selling efforts with a focus on select markets. The Company expects that this marketing initiative will require that it continue its efforts towards reseller training and on-boarding, enhance direct marketing campaigns and leads management, and develop additional software integration and customization capabilities, all of which will require additional capital.

The Company expects that through the next 12 months, the capital requirements to fund the Company’s growth, service existing debt obligations, and to cover the operating costs as a public company will consume substantially all of the cash flows that it intends to generate from its operations. The Company further believes that during this period, while the Company is focusing on the growth and expansion of its business, the gross profit that it expects to generate from operations will not generate sufficient funds to cover these anticipated operating costs. Our cash requirements are insufficient by approximately $77,000 per month. During 2016 and the nine months ending September 30, 2017, the Company has used the proceeds from the convertible note issuances and the sale of equity securities to sustain operations and to follow through on the execution of its business plan. There is no assurance that the Company has or will be able to obtain sufficient funds to fund the Company’s operations. Given these conditions, the Company’s ability to continue as a going concern is contingent upon increasing its revenues and successfully managing its cash requirements. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrants into established markets, the competitive environment in which the Company operates and its cash requirements. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Since inception, the Company’s operations have primarily been funded through a combination of gross margins, state business development loans, bank loans, convertible loans and loans from friends and family, and the sale of securities. Although management believes that the Company may have access to additional capital resources, there is no assurance that the Company will be able to obtain additional funds on commercially acceptable terms, if at all.

During the nine months ended September 30, 2017, the Company raised a net $606,672 through the issuance of convertible notes. The proceeds from the issuance were used to fund the Company’s working capital needs and debt repayment obligations.

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

The number of customers that comprise the Company’s customer base, along with the different industries, governmental entities and geographic regions, in which the Company’s customers operate, limits concentrations of credit risk with respect to accounts receivable. The Company does not generally require collateral or other security to support customer receivables; however, the Company may require its customers to provide retainers, up-front deposits or irrevocable letters-of-credit when considered necessary to mitigate credit risks. The Company has established an allowance for doubtful accounts based upon facts surrounding the credit risk of specific customers and past collections history. Credit losses have been within management’s expectations. At September 30, 2017 and December 31, 2016, the Company’s allowance for doubtful accounts was $22,202 and $19,034, respectively.

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

On March 15, 2017, the Company granted an employee stock options to purchase 100,000 Shares at an exercise price of $0.85 per Share, in accordance with the 2015 Plan, with vesting continuing until 2020. The total fair value of $70,872 for these stock options would have been recognized by the Company over the applicable vesting period. These options were forfeited upon the termination of the employee and expiry of the exercise period. The total stock option compensation for the three and nine months ended September 30, 2017 was $0 and $19,563, respectively.

On September 25, 2017, the Company granted an employee stock options to purchase 750,000 Shares at an exercise price of $0.30 per Share and 500,000 Shares at an exercise price of $0.38 per Share, in accordance with the 2015 Plan, with vesting continuing until 2019. The total fair value of $321,011 for these stock options will be recognized by the Company over the applicable vesting period. The total stock option compensation for the three and nine months ended September 30, 2017 was $2,646.

For the three and nine months ended September 30, 2017, the Company recorded Share-based compensation to employees of $24,877 and $91,063, respectively, and to non-employees of $0 and $57,500, respectively. For the three and nine months ended September 30, 2016, the Company recorded Share-based compensation to employees of $23,238 and $113,589, respectively, and to non-employees of $0 and $55,000, respectively.

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

Research and Development

We design, develop, test, market, license, and support new software products and enhancements of current products. We continuously monitor our software products and enhancements to remain compatible with standard platforms and file formats. We expense our software development costs as incurred. For the three and nine months ending September 30, 2017 and 2016, our research and development costs were $125,411 and $252,596, and $119,538 and $292,714 respectively.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The core principle of ASU 2014-09 is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, ASU 2014-09 requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. Entities will generally be required to make more estimates and use more judgment than under current guidance, which will be highlighted for users through increased disclosure requirements. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”); and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”). The Company must adopt ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 with ASU 2014-09 (collectively, the “new revenue standards”). In July 2015, the FASB deferred the effective date of the new revenue standards for one year beyond the originally specified effective date. The update is now effective for public entities for annual periods beginning after December 15, 2017, including interim periods therein. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Three basic transition methods are available – full retrospective, retrospective with certain practical expedients, and a cumulative effect approach.

As required, the Company will adopt the new standard on January 1, 2018, and currently anticipates adopting the standard using the full retrospective method to restate each prior reporting period presented. The Company's ability to adopt this standard using the full retrospective method is dependent upon system readiness for both revenue and commissions and the completion of the analysis of information necessary to restate prior period financial statements. The Company is continuing to assess the impact of adopting ASU 2014-09 on its financial position, results of operations and related disclosures and has not yet determined whether the effect of the revenue portion will be material. Additionally, as the Company continues to assess the new standard along with industry trends and additional interpretive guidance, the Company may adjust its implementation plan accordingly

The Company believes that there will be no significant changes required to our processes and systems to adopt the new standard. We are also identifying and designing additional controls and updating our accounting policies to support our implementation and ongoing compliance with the new standard. The Company expects revenue recognition for its sale of software, maintenance, professional and third party services offerings to remain largely unchanged. However, the new standard is expected to change the timing of revenue recognition in certain areas, including software licenses with professional services and software as a service. These impacts are not expected to be material. The Company is also evaluating the impact of the guidance in Accounting Standards Codification (ASC) 340-40, Other Assets and Deferred Costs; Contracts with Customers, under ASU 2014-09. Under ASC 340-40, the Company would be required to capitalize and amortize incremental costs of obtaining a contract. Since the company currently expenses sales commissions as incurred, the requirement in the new standard to capitalize certain in-scope sales commissions will result in an accounting change for the company.  However, the impact to the consolidated financial statements is not expected to be material.

The Company does not expect the adoption of ASU 2014-09 to have any impact on its operating cash flows. The Company continues to assess all potential impacts of the guidance and given normal ongoing business dynamics, preliminary conclusions are subject to change.

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

Advertising

The Company expenses the cost of advertising as incurred. Advertising expense for the three and nine months ended September 30, 2017 and 2016 amounted to approximately $4,420 and $23,675, and $641 and $1,587, respectively.

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

Deferred income taxes are recognized for the tax consequences in future years of temporary differences between the financial reporting and tax bases of assets and liabilities as of each period-end based on enacted tax laws and statutory rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A 100% valuation allowance has been established on deferred tax assets at September 30, 2017 and December 31, 2016, due to the uncertainty of our ability to realize future taxable income.

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

Statement of Cash Flows

For purposes of reporting cash flows, cash includes cash on hand and demand deposits held by banks.

Reclassifications

Certain amounts in the 2016 consolidated financial statements have been reclassified to conform to current year presentation.

6.	Property and Equipment

Property and equipment are comprised of the following:

	September 30, 2017	December 31, 2016
Computer hardware and purchased software	$323,869	$309,667
Leasehold improvements	221,666	221,666
Furniture and fixtures	88,322	88,322
	633,857	619,655
Less: accumulated depreciation and amortization	(609,888)	(600,872)
Property and equipment, net	$23,969	$18,783

Total depreciation expense on the Company’s property and equipment for the three and nine months ended September 30, 2017 and 2016 amounted to $3,231 and $9,016, and $2,437 and $8,160, respectively.

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

On June 3, 2011, Intellinetics Ohio issued a note payable to the Ohio State Development Authority in the amount of $750,000, bearing interest at a rate of 1% per annum for the first 12 months, then interest at a rate of 7% per annum for the second 12 months (“Authority Loan No. 2,” and together with Authority Loan No. 1, the “Authority Loans”). Intellinetics Ohio was not obligated to remit payments of principal until September 1, 2013. The monthly principal and interest payments, beginning on the third anniversary of the loan origination, are $14,850 and are payable on a monthly basis through August 1, 2018. The Authority Loan No. 2 is secured by a senior secured interest on all business assets financed with loan proceeds, as well as a second secured interest in all business assets. Upon maturity, by acceleration or otherwise, Intellinetics Ohio is required to pay a loan participation fee of $75,000, which is accounted for as a loan premium, accreted monthly utilizing the interest method, over the term of the Authority Loan No. 2. The interest rate of 1% during the first 12 months of this loan was considered to be below market for that period. Intellinetics Ohio further determined that over the life of the Authority Loan No. 2, the effective interest rate was 5.6% per annum. Accordingly, during the first 12 months of the Authority Loan No. 2, Intellinetics Ohio recorded interest expense at the 5.6% rate per annum. The difference between the interest expense accrual at 5.6% and the stated rate of 1% over the first 12 months is credited to deferred interest. The deferred interest amount that is accumulated over the first 12 months of the loan term will be amortized as a reduction to interest expense over the remaining term of the Authority Loan No. 2. On September 30, 2017 and December 31, 2016, deferred interest of $154,832 and $158,062, respectively, was reflected within long term liabilities on the accompanying consolidated balance sheets. In June 2014, Intellinetics Ohio and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule, deferring a portion of the principal and interest payment until June 1, 2015. On September 25, 2015 Intellinetics Ohio and the Ohio State Development Authority entered into a Third Amendment to the Loan Agreement related to Authority Loan No. 2, deferring a portion of the principal payment until October 1, 2016.

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

Between December 30, 2016, and January 31, 2017, the Company issued convertible promissory notes in an aggregate amount of $875,000 (“Unrelated Notes due December 31, 2018”) to unrelated accredited investors. The notes mature on December 31, 2018, and bear interest at an annual rate of interest of 12% until maturity, with partial interest of 6% payable quarterly. The note investors have a right, in their sole discretion, to convert the notes into Shares under certain circumstances at a conversion rate of $0.65 per Share. If the notes have not been fully repaid by the Company by the maturity date or converted into Shares at the election of the note investors prior to maturity, then such notes will accrue interest at the annual rate of 14% from the maturity date until the date the notes are repaid in full. Any interest not paid quarterly will also accrue interest at the annual rate of 8% instead of 6%. The Company used the proceeds of the notes for working capital, general corporate purposes, and debt repayment. The Company recognized a beneficial conversion feature in the amount of $369,677. Interest expense recognized on the amortization of the beneficial conversion feature was $46,210 and $134,299 for the three and nine months ended September 30, 2017.

The table below reflects all notes payable at September 30, 2017 and December 31, 2016, respectively, with the exception of related party notes disclosed in Note 8 - Notes Payable - Related Parties.

	September 30, 2017	December 31, 2016
Authority Loan No. 1, due August 1, 2018	$198,694	$353,346
Authority Loan No. 2, due August 1, 2018	319,571	433,115
Unrelated Notes due December 31, 2018	639,622	193,846
Total notes payable	$1,157,887	$980,307
Less unamortized debt issuance costs	(85,371)	(34,029)
Less current portion	(518,265)	(360,496)
Long-term portion of notes payable	$554,251	$585,782

Future minimum principal payments of these notes payable with the exception of the related party notes in Note 8 - Notes Payable - Related Parties, as described in this Note 7 are as follows:

For the Twelve Months
Ending September 30,	Amount
2018	$518,265
2019	639,622
Total	$1,157,887

As of September 30, 2017 and December 31, 2016, accrued interest for these notes payable with the exception of the related party notes in Note 8 - Notes Payable - Related Parties, was $335,337 and $282,147, respectively, and was reflected within accounts payable and accrued expenses on the consolidated balance sheets. As of September 30, 2017 and December 31, 2016, accrued loan participation fees were $175,406 and $172,659, respectively, and reflected within accounts payable and accrued expenses on the consolidated balance sheets. As of September 30, 2017 and December 31, 2016, deferred financing costs were $85,371 and $34,029, respectively, and were reflected within long term liabilities on the consolidated balance sheets.

With respect to all notes outstanding (other than the notes to related parties), for the three and nine months ended September 30, 2017, and 2016, interest expense, including the amortization of deferred financing costs, accrued loan participation fees, original issue discounts, deferred interest and related fees, interest expense related to warrants issued for the conversion of convertible notes, and the embedded conversion feature was $105,164 and $306,004, and $18,528 and $173,576 respectively.

8.	Notes Payable - Related Parties

On March 29, 2012, the Company issued an unsecured promissory note payable to Ramon Shealy, a then-director of the Company, who subsequently resigned from the Company’s board of directors on December 17, 2012, for personal reasons, in the amount of $238,000, bearing interest at a rate of 10% for the term of the note. All principal and interest was due and payable on September 27, 2012, but was later extended to November 24, 2012. On April 16, 2012, the Company issued another promissory note payable to Mr. Shealy, in the amount of $12,000, bearing interest at a rate of 10% per quarter. All principal and interest was due on July 15, 2012, but was later extended to November 24, 2012. On November 24, 2012, the two notes were cancelled and replaced with a $250,000 promissory note, under the same terms, with a maturity date of January 1, 2014. On December 24, 2013, the maturity date of the $250,000 promissory note was extended to January 1, 2015. On March 13, 2013, the Company paid $100,000 of the principal amount of the $250,000 promissory note to Mr. Shealy. On December 31, 2014, the Company and Ramon Shealy agreed to extended payment terms for the remaining total principal and interest in the amount of $193,453, payable in sixty (60) monthly installments beginning January 31, 2015, with a maturity date of January 1, 2020. As of September 30, 2017 and December 31, 2016, this Note had a principal balance of $102,294 and $127,408, respectively.

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

On December 30, 2016, the Company issued convertible promissory notes in an aggregate amount of $375,000 (the “Related Notes due December 31, 2018”) to accredited investors, including Robert and Michael Taglich (each holding more than 5% beneficial interest in the Company’s Shares) and Robert Schroeder (Director), in exchange for the conversion of $225,000 principal from the Bridge Notes and $150,000 cash. The notes bear interest at an annual rate of interest of 12% until maturity, with partial interest of 6% payable quarterly, and mature on December 31, 2018. The note investors have a right, in their sole discretion, to convert the notes into Shares at a conversion rate of $0.65 per Share. If the notes have not been fully repaid by the Company by the maturity date or converted into Shares at the election of the note investors prior to the maturity date, then such notes will accrue interest at the annual rate of 14% from the maturity date until the date the notes are repaid in full. Any interest not paid quarterly will also accrue interest at the annual rate of 8% instead of 6%. The Company used the proceeds of the notes for working capital, general corporate purposes, and debt repayment. The Company recognized a beneficial conversion feature in the amount of $144,231. Interest expense recognized on the amortization of the beneficial conversion feature was $18,029 and $54,087, respectively, for the three and nine months ended September 30, 2017.

On September 21, 2017, the Company issued convertible promissory notes in a maximum aggregate principal amount of $154,640 (the “Bridge Notes due September 21, 2018”) to Robert and Michael Taglich (each holding more than 5% beneficial interest in the Company’s Shares). The notes included an original issue discount of $4,640. Interest expense recognized on the amortization of the original discount was $116, for the three and nine months ended September 30, 2017. The notes bear interest at an annual rate of interest of 8% beginning March 21, 2018, until maturity, and mature on September 21, 2018. The effective interest rate is 7% for the term of the notes. Any interest not paid at maturity will also accrue interest at the annual rate of 12% instead of 8%. The note investors have a right, in their sole discretion, to convert the notes into securities to be issued by the Company in a private placement of equity, equity equivalent, convertible debt or debt financing. There was no interest expense recognized for the nine months ended September 30, 2017. In conjunction with the issue of the Bridge Notes due September 21, 2017, 150,000 warrants were issued. The warrants have an exercise price equal to $0.30 per Share and contain a cashless exercise provision. All warrants are immediately exercisable and are exercisable for five years from issuance. The Company recognized debt issuance costs, recorded as a debt discount, on the issue of the warrants in the amount of $38,836. Interest expense recognized on the amortization of the debt discount was $1,064, for the three and nine months ended September 30, 2017.

The table below reflects Notes payable due to related parties at September 30, 2017 and December 31, 2016, respectively:

	September 30, 2017	December 31, 2016
The $250,000 Shealy Note	102,294	127,408
Related Notes due September 21, 2018	150,116	-
Related Notes due December 31, 2018	284,856	230,769
Total notes payable - related party	$537,266	$358,177
Unamortized debt issuance costs	(50,536)	(20,423)
Less current portion	(157,322)	(38,307)
Long-term portion of notes payable-related party	$329,408	$299,447

Future minimum principal payments of these notes payable as described in this Note 8 are as follows:

For the Twelve Months Ending
September 30,	Amount
2018	$195,094
2019	330,079
2020	12,093
TOTAL	$537,266

As of September 30, 2017 and December 31, 2016, accrued interest for these notes payable – related parties amounted to $25,931 and $1,125, respectively.

For the three and nine months ended September 30, 2017, and 2016, interest expense in connection with notes payable – related parties, including the embedded conversion feature, was $36,319 and $105,757, and $3,556 and $11,288, respectively.

9.	Deferred Compensation

Pursuant to the Company’s employment agreements with the founders, the founders have earned incentive compensation totaling $215,012 in cash, which payment obligation has been deferred by the Company until it reasonably believes it has sufficient cash to make the payment.

10.	Commitments and Contingencies

Employment Agreements

The Company has entered into employment agreements with four of its key executives. Under their respective agreements, the executives serve at will and are bound by typical confidentiality, non-solicitation and non-competition provisions. Deferred compensation for the founders of the Company, as disclosed in Note 9 above, is still outstanding as of September 30, 2017.

Operating Leases

On January 1, 2010, the Company entered into an agreement to lease 6,000 rentable square feet of office space in Columbus, Ohio. The lease commenced on January 1, 2010 and, pursuant to a lease extension dated August 9, 2016, the lease expires on December 31, 2021.

Future minimum lease payments under this operating lease are as follows:

For the Twelve Months Ending September 30,	Amount
2018	$51,372
2019	52,668
2020	53,964
2021	55,314
2022	13,914
$227,232

Rent expense, recorded on a straight-line basis, charged to operations for the three and nine months ended September 30, 2017 and 2016 amounted to $13,252 and $39,755, and $10,125 and $30,375, respectively.

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

Issuance of Restricted Common Stock to Directors

On January 5 and March 22, 2017, and on January 2, 2016, the Company issued 61,110, 2,941, and 69,433 Shares, respectively, of restricted common stock to directors of the Company in accordance with the 2015 Plan, and as part of an annual compensation plan for directors. The grant of Shares was not subject to vesting. For the three and nine months ended September 30, 2017 and 2016, stock compensation of $0 and $57,500, and $0 and $62,500, respectively, was recorded on the issuance of the common stock.

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

On September 21, 2017, the Company issued 150,000 warrants to purchase one Share to Robert and Michael Taglich (each holding more than 5% beneficial interest in the Company’s Shares) in connection with the convertible promissory notes issued on September 21, 2017 (the “Bridge Notes due September 21, 2018”). The warrants are exercisable to purchase one Share at an exercise price of $0.30 per Share, contain a cashless exercise provision, and are exercisable for five years after issuance. A debt discount of $38,837 was recorded for the issuance of these warrants, utilizing the Black-Scholes valuation model to value the warrants issued, and interest expense of $1,064 for amortization of the debt discount was recognized for the three and nine months ended September 30, 2017. The fair value of warrants issued was determined to be $0.26.

The estimated values of warrants, as well as the assumptions that were used in calculating such values were based on estimates at the issuance date as follows:

	Bridge Noteholders	Placement Agent	Bridge Noteholders September 21, 2017
Risk-free interest rate	1.83%	1.93%	1.89%
Weighted average expected term	5 years	5 years	5 years
Expected volatility	123.94%	123.07%	130.80%
Expected dividend yield	0.00%	0.00%	0.00%

Shares Issued and Outstanding and Shares Reserved for Exercise of Warrants, Convertible Notes, and the 2015 Plan

The Company had 17,376,012 Shares issued and outstanding, 5,066,625 Shares reserved for issuance upon the exercise of outstanding warrants, 2,563,926 Shares reserved for issuance upon the conversion of convertible debt, and 2,366,506 Shares reserved for issuance under the 2015 Plan, as of September 30, 2017.

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

On April 30, 2015, the Company entered into a Non-qualified Stock Option Agreement with Murray Gross, a director of the Company, in accordance with the 2015 Plan. The agreement granted options to purchase 640,000 Shares prior to the expiration date of April 29, 2025 at an exercise price of $0.75. 400,000 of the options granted immediately vested on the date of grant, and the remaining 240,000 options granted will vest upon the date at which the Company first reports two consecutive fiscal quarters with revenues of One Million Dollars ($1,000,000) each. The unvested options were not exercisable after the director’s termination of continuous service, on September 30, 2017, as defined in the agreement.

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

On September 25, 2017, the Company granted an employee stock options to purchase 750,000 Shares at an exercise price of $0.30 per Share and 500,000 Shares at an exercise price of $0.38 per Share, in accordance with the 2015 Plan, with vesting continuing until 2019. The 500,000 Shares will vest quarterly through 2019, and they are also subject to availability contingencies relating to pending shareholder approval of an amendment to the 2015 Plan. The total fair value of $321,011 for these stock options will be recognized by the Company over the applicable vesting period.

The weighted average estimated values of director and employee stock option grants, as well as the weighted average assumptions that were used in calculating such values during the nine months ended September 30, 2017 and 2016, were based on estimates at the date of grant as follows:

	April 30,	January 1,	February 10,
	2015 Grant	2016 Grant	2016 Grant
Risk-free interest rate	1.43%	1.76%	1.15%
Weighted average expected term	5 years	5 years	5 years
Expected volatility	143.10%	134.18%	132.97%
Expected dividend yield	0.00%	0.00%	0.00%

	December 6	March 15,	September 25,
	2016 Grant	2017 Grant	2017 Grant
Risk-free interest rate	1.84%	2.14%	1.85%
Weighted average expected term	5 years	5 years	5 years
Expected volatility	123.82%	121.19%	130.79%
Expected dividend yield	0.00%	0.00%	0.00%

A summary of stock option activity during the nine months ended September 30, 2017 and 2016 under our stock option agreements is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2017	1,328,000	$0.81	9 years	115,200
Granted	1,350,000	0.37
Exercised	-
Forfeited and expired	(440,000)	0.81

Outstanding at September 30, 2017	2,238,000	$0.55	9 years	$79,200

Exercisable at September 30, 2017	668,000	$0.79	8 years	$79,200

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2017 and 2016 was $0.29 and $0.81, respectively.

As of September 30, 2017, and December 31, 2016, there was $497,136 and $492,057, respectively, of total unrecognized compensation costs related to stock options granted under our stock option agreements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of two years. The total fair value of stock options that vested during the nine months ended September 30, 2017 and 2016 was $100,655 and $49,062, respectively.

13.	Concentrations

Revenues from the Company’s services to a limited number of customers have accounted for a substantial percentage of the Company’s total revenues. For the three months ended September 30, 2017, the Company’s two largest customers, Ohio Department of Commerce (“ODC”) a direct client and Tiburon, Inc. (“Tiburon”) a Reseller accounted for approximately 19 % and 9%, of the Company’s total revenue for that period. For the three months ended September 30, 2016, the Company’s two largest customers, Tiburon and Franklin County Data Center (“FCDC”) a direct client accounted for approximately 13% and 11%, respectively, of the Company’s total revenue for that period. For the nine months ended September 30, 2017, the Company’s two largest customers, ODC and Tiburon accounted for approximately 10% and 9%, respectively, of the Company’s total revenues for that period. For the nine months ended September 30, 2016, the Company’s two largest customers, Tiburon and FCDC, accounted for approximately 10% and 9%, respectively, of the Company’s total revenues for that period.

For the three months ended September 30, 2017 and 2016, government contracts represented approximately 42% and 37% of the Company’s total revenues, respectively. A significant portion of the Company’s sales to Tiburon represent ultimate sales to government agencies. For the nine months ended September 30, 2017 and 2016 government contracts represented approximately 42% and 41%, respectively, of the Company’s total revenue.

As of September 30, 2017, accounts receivable concentrations from the Company’s four largest customers were 33%, 13%, 11%, and 11% of gross accounts receivable, respectively, and as of December 31, 2016, accounts receivable concentrations from the Company’s three largest customers were 20%, 19% and 16% of gross accounts receivable, respectively. Accounts receivable balances from the Company’s four largest customers at September 30, 2017 have been partially collected.

.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial conditions and results of operations of the Company for the three and nine months ended September 30, 2017, and 2016 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Form 10-Q. References in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to the “Company,” “us,” “we,” “our,” and similar terms refer to Intellinetics, Inc., a Nevada corporation (“Intellinetics”), and its sole operating subsidiary, Intellinetics, Inc., an Ohio corporation (“Intellinetics Ohio”), unless we state otherwise or the context indicates otherwise.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition accrued expenses, financing operations, contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carry value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this report for the three and nine months ended September 30, 2017.

Company Overview

Intellinetics is a Nevada holding company incorporated in 1997, with a single operating subsidiary, Intellinetics Ohio. Intellinetics Ohio was incorporated in 1996, and on February 10, 2012, Intellinetics Ohio became the sole operating subsidiary of Intellinetics as a result of a reverse merger and recapitalization.

The Company is a content services software development, sales, and marketing company serving both the public and private sectors. The Company’s software platform allows customers to capture and manage all documents across operations such as scanned hard-copy documents and all digital documents including those from Microsoft Office 365, digital images, audio, video and emails. The Company’s solutions create value for customers by making it easy to connect business-critical documents to the processes they drive by making them easy to find, secure, and compliant  with its customers’ audit requirements.

Customers obtain use of the Company’s software by either purchasing it for installation onto their equipment, referred to as a “premise” model, or by accessing the platform via the Internet, referred to as a “cloud-based” or “software as a service” (“SaaS”) model. The Company anticipates that the provision of “cloud” application services, or SaaS cloud-based customer activation, will increase over time and become the priority in the market and the most significant strategic part of its revenue growth opportunity. Our revenues from cloud-based delivery of our software, including hosting services, as a percentage of total revenue for the three months ended September 30, 2017 and 2016, were 27% and 20% respectively.

Our current sales strategy is to direct our sales efforts toward both sales through intermediaries, such as software developers and resellers and multi- function device resellers, and through direct sales. We have developed marketing programs with resellers that facilitate their selling and support of our software solutions. We refer to these resellers as our “channel partners.” We believe that our channel partner strategy improvements have increased the competitive strength of our platform of products. In addition, we have established a set of business solutions templates that provide base software configurations which we believe will facilitate our delivery and installation of software to our customers. We believe that these advancements, in the aggregate, will allow us to license and sell our products to a broader customer base, shortening our sales cycle, making margins more consistent, and allowing us to expand our sales through new channel partnerships and direct customers. We continue to devote significant efforts, in both development and marketing, in enhancing all channels to market.

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

For our sales of software, our customer base has traditionally included customers with larger projects that can take as much as nine months to complete. For these projects, our policy is to recognize revenue on the percentage of completion basis, measured by the percentage of labor hours incurred to date to estimated total labor hours for each contract, or on a completed contract basis when dependable estimates are not available.

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

General and Administrative Expenses

General and administrative expenses consist of the compensation and overhead of administrative personnel and professional services firms performing administrative functions, including management, accounting, finance and legal services, plus expenses associated with infrastructure, including depreciation, information technology, telecommunications, facilities, and insurance.

Interest Expense, Net

Interest Expense, net, consists primarily of interest expense and amortization of debt issuance costs and beneficial conversion feature discounts associated with our notes payable. See Results of Operations – Interest Expense – Net, for additional information.

How We Evaluate our Business Performance and Opportunities

Major Quantitative and Qualitative Factors we Consider in the Evaluation of our Business

The major qualitative and quantitative factors we consider in the evaluation of our operating results include the following:

●	Our current strategy is to focus upon cloud-based delivery of our software products through channel partners and direct sales. Historically, our revenues have mostly resulted from premise-based software licensing revenue and professional services revenue. Our observation of industry trends leads us to anticipate that cloud-based delivery will become our principal software business and a primary source of revenues for us, and we are beginning to see our customers migrate to cloud-based services. Accordingly, when we evaluate our results, we assess whether our cloud-based software revenues are increasing, relative to prior periods and relative to other sources of revenue. Additionally, we assess whether our sales resulting from relationships with channel partners are increasing, relative to prior periods and relative to direct sales to customers.

●	Our customer engagements often involve the development and licensing of customer-specific software solutions and related consulting and software maintenance services. When analyzing whether to undertake a particular customer engagement, we often consider all of the following factors as part of our overall strategy to grow the business: (i) the profit margins the project may yield, (ii) whether the project will allow us to enter a new geographic or vertical market, (iii) whether the project would enable us to demonstrate our capabilities to large national resellers, or (iv) whether the project would help to develop new product and service features that we could integrate into our suite of products, resulting in an overall product portfolio that better aligns with the needs of our target customers. As a result of this pipeline analysis, we may take on projects with a lower project margin if we determine that the project is valuable to our business for the other reasons discussed.

●	For direct sales, our sales cycle and implementation can be long, sometimes lasting 6-9 months. Even when a project begins, we often perform pre-installation assessment, project scoping, and implementation consulting. Therefore, when we plan our business and evaluate our results, we consider the revenue we expect to recognize from projects in our late-stage pipeline.

●	Our research and development efforts and expenses to create new software products are critical to our success. When developing new products or product enhancements, our developers collaborate with our own employees across a wide variety of job functions. We also gather in-depth feedback from our customers and channel partners. We evaluate new products and services to determine their likelihood of market success and their potential profitability.

●	We monitor our costs and capital needs to ensure efficiency as well as an adequate level of support for our business plan.

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

Results of Operations

Overview

We recorded net losses of $286,690 and $246,767 for the three months ended September 30, 2017 and 2016, respectively, representing an increase in net loss of $39,932 or 16%. We recorded gross profit of $490,282 and $513,235 for the three months ended September 30, 2017 and 2016, respectively, representing a decrease in gross profit of $22,953, or 4%. We recorded operating expenses of $635,489 and $737,918 for the three months ended September 30, 2017 and 2016, respectively, representing a decrease in operating expenses of $102,429 or 14%. We reported net losses of $1,034,681 and $1,184,497 for the nine months ended September 30, 2017 and 2016, respectively, representing a decrease in net loss of $149,816 or 13%. We reported gross profit of $1,518,015 and $1,376,243 for the nine months ended September 30, 2017 and 2016, respectively, representing an increase of $141,772, or 10%. We reported operating expenses of $2,140,935 and $2,375,875 for the nine months ended September 30, 2017 and 2016, respectively, representing a decrease of $234,940, or 10%. The decrease in operating expenses was principally related to one-time 2016 investments in sales and marketing, including consulting and developing IntelliCloud University.

Revenues

We recorded total revenues of $674,240 and $679,445 for the three months ended September 30, 2017 and 2016, respectively, representing a decrease of $5,205 or 1%. For the nine months ended September 30, 2017 and 2016, respectively, revenues were $2,121,987 and $1,919,585, respectively, representing an increase of $202,402, or 11%. The change in total revenues is attributable to several factors as described below.

Sale of Software

Revenues from the sale of software principally consist of sales of additional or upgraded software licenses and applications to existing customers and sales of software to our resellers. These software revenues were $134,732 and $96,869, for the three months ended September 30, 2017 and 2016, respectively, representing an increase of $37,863, or 39%. The increase was due to timing of a larger one-time upgrade for a customer. For the nine months ended September 30, 2017 and 2016, respectively, revenues were $375,007 and $289,437 representing an increase of $85,570, or 30%. The increase was primarily due to increased customer demand during the first and third quarters.

Sale of Software as a Service

For those customers that wish to avoid the upfront costs of typical premises-based software installations, we provide access to our software as a service, accessible through the internet. Our customers typically enter into our software as a service agreement for periods in excess of one year. Under these agreements, we generally provide access to the applicable software, data storage and related customer assistance and support. Our software as a service revenues were $180,517 and $137,343, for the three months ended September 30, 2017 and 2016, respectively, representing an increase of $43,174, or 31%. Our software as a service revenues were $461,734 and $363,842, for the nine months ended September 30, 2017 and 2016, respectively, representing an increase of $97,892, or 27%. The increase in revenue year-over-year was primarily the result of new customers as a result of our increased focus on software as a service.

Sale of Software Maintenance Services

Software maintenance services revenues consist of fees for post contract customer support services provided to license holders. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. A substantial portion of these revenues were generated from customers to whom we sold software in prior years who have continued to renew their maintenance agreements. The support and maintenance agreements typically have a term of 12 months. Our software maintenance support revenue was $241,358 and $256,411, for the three months ended September 30, 2017 and 2016, respectively, representing a decrease of $15,083, or 6%. Our software maintenance support revenue was $732,160 and $748,354 for the nine months ended September 30, 2017 and 2016, respectively, representing a decrease of $16,194, or 2%. The decrease in revenue was primarily the result of cancellations more than offsetting the sale of new customer software and the continued maintenance of previous customers, for which maintenance agreements are renewed each year.

Sale of Professional Services

Professional services revenues consist of revenues from consulting, discovery, training, and advisory services to assist customers with document management needs. These revenues include those arrangements where we do not sell software license as an element of the overall arrangement. Professional services revenues were $81,751 and $153,895 for the three months ended September 30, 2017 and 2016, respectively, a decrease of $72,144, or 47%. For the nine months ended September 30, 2017 and 2016, respectively, professional services revenues were $436,977 and $337,680, respectively, representing an increase of $99,297, or 29%. The overall increase in revenue primarily resulted from an increase in requests from our clients for custom projects during the second quarter.

Sale of Third Party Services

Third party services consist of third party vendor software, hardware and/or services purchases as requested by our customers in conjunction with Intellinetics core software or services. Third party services revenues were $35,882 and $34,897, respectively, for the three months ended September 30, 2017 and 2016, respectively, representing an inecrease of $985 or 3%. For the nine months ended September 30, 2017 and 2016, respectively, third party services were $116,109 and $180,272, representing a decrease of $64,183, or 36%, which was primarily due to the type of projects that are typically attached to new Software or new Software as a Service sales.

Cost of Revenues

The cost of revenues during the three months ended September 30, 2017 and 2016 were $183,958 and $166,210, respectively, representing an increase of $17,748, or 11%. For the nine months ended September 30, 2017 and 2016, respectively, the cost of revenues was $603,972 and $543,342, representing an increase of $60,630, or 11%. The increase in cost of revenue for the period ended September 30, 2017 is primarily due to additional labor costs in completing professional services.

Gross Margins

Overall gross margin for the three months ended September 30, 2017 and 2016 were 73% and 76%, respectively. For the nine months ended September 30, 2017 and 2016, the gross margins were 72%. The decrease of 3% in gross margin for the three months ended September 30, 2017 is primarily due to strong margin custom projects in Professional Services in 2016.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $490,943 during the three months ended September 30, 2017 as compared to $396,638 during the three months ended September 30, 2016, representing an increase of $94,305 or 24%. For the nine months ended September 30, 2017 and 2016, general and administrative expenses were $1,571,184 and $1,525,294, representing an increase of $45,890, or 3%. The increase for the period ended September 30, 2017 was primarily due to a net $63,897 training grant received in 2016.

Sales and Marketing Expenses

Sales and marketing expenses were $141,315 during the three months ended September 30, 2017 as compared to $338,843 during the three months ended September 30, 2016, representing a decrease of $197,528 or 58%. For the nine months ended September 30, 2017 and 2016, respectively, sales and marketing expenses were $560,735 and $842,421, representing a decrease of $281,686, or 33%. The decrease was primarily related to one-time investments in 2016 in consulting, branding, and web site enhancement, which drove our IntelliCloud University reseller onboarding program, as well as lower commissions and an open position.

Depreciation and Amortization

Depreciation and amortization was $3,231 for the three months ended September 30, 2017, as compared to $2,437 for the three months ended September 30, 2016, representing an increase of $794 or approximately 33%. For the nine months ended September 30, 2017 and 2016, respectively, depreciation and amortization was $9,016 and $8,160, representing an increase of $856 or 10%. The increase was the result of depreciation on additional assets.

Interest Expense, Net

Interest expense, net, was $141,483 during the three months ended September 30, 2017 as compared to $22,084 during the three months ended September 30, 2016, representing an increase of $119,399 or 541%. The increase resulted primarily from interest expense charged for our issuance of convertible promissory notes between December 30, 2016 and January 31, 2017. For the nine months ended September 30, 2017 and 2016, respectively, interest expense was $411,761 and $184,865, an increase of $226,896, or 123%. The increase resulted primarily from interest expense charged for our issuance of convertible promissory notes between December 30, 2016 and January 31, 2017.

Liquidity and Capital Resources

We have financed our operations primarily through a combination of cash on hand, cash generated from operations, and proceeds from issuance of convertible promissory notes. As of September 30, 2017, our major liquidity indicators are:

●	Cash $183,703

●	Working Capital Deficiency $(1,477,396)

From our inception, we have generated revenues from the sales and implementation of our internally generated software applications. Our plan is to increase our sales and market share by developing an expanded network of resellers through which we expect to sell our expanded software product portfolio, as well as continue selling directly. We expect that this marketing initiative will require us to continue our efforts towards reseller training and on-boarding, enhance lead generation activities, and develop additional software integration and customization capabilities, all of which will require additional capital. Although management believes that we may have access to additional capital resources, there is no assurance that we will be able to obtain funds on commercially acceptable terms, if at all.

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

On September 21, 2017, the Company entered into note purchase agreements with certain accredited investors for a private placement of convertible notes for net proceeds of $150,000. The proceeds from these notes were used primarily to fund our working capital needs and general corporate purposes, including without limitation, debt reduction.

The Company expects that through the next 12 months the capital requirements to fund the Company’s growth and to cover the operating costs as a public company will consume substantially all the cash flows that it intends to generate from its operations, in addition to the proceeds from the issuances of debt and equity securities. The Company further believes that during this period, while the Company is focusing on the growth and expansion of its business, the gross profit that it expects to generate from operations may not generate sufficient funds to cover these anticipated operating costs. Our cash flows to meet our cash requirements are insufficient by approximately $77,000 per month. Assuming over the next 6 months, we do not increase our cash flow generated from operations or obtain additional capital or debt financing, we will not have sufficient funds for planned operations and service for existing current debt obligations.

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

Liquidity and Capital Resource - Equity Capital Resources

Shares Issued and Outstanding and Shares Reserved for Exercise of Warrants, Stock Options, and the 2015 Plan

As of November 13, 2017, the Company has 17,376,012 shares of common stock issued and outstanding; and 10,017,318 shares reserved for issuance upon the exercise of outstanding warrants, convertible notes, outstanding stock options, and shares reserved for the 2015 Plan.

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

On September 25, 2015, a note with a principal amount of $1,012,500 was amended and restated, setting forth the amount of principal and interest payable under the note. The interest rate was changed to six percent per annum until paid, with principal and interest payments according to a new amortization schedule, which reduced principal payments and deferred interest payment until October 1, 2016. This note matures on August 1, 2018.

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

On September 21, 2017, the Company entered into note purchase agreements with certain accredited investors for a private placement of convertible notes for net proceeds of $150,000. The proceeds from these notes will be used primarily to fund our working capital needs and general corporate purposes, including without limitation, debt reduction.

For more information, please see Note 7 to the Consolidated Financial Statements, titled Notes Payable, Note 8 to the Consolidated Financial Statements, titled Notes Payable – Related Parties.

Summary of Current Outstanding Indebtedness

The Company’s outstanding indebtedness at September 30, 2017 was as follows:

●	Promissory note held by Ohio State Development Authority, dated July 17, 2009, maturing on August 1, 2018, with an original principal balance of $1,012,500, current principal balance of $198,694, accrued interest of $124,085, and accrued fees of $101,251.

●

Promissory note held by Ohio State Development Authority, dated July 3, 2011, maturing on August 1, 2018, with an original principal balance of $750,000, current principal balance of $319,571, accrued interest of $154,832, and accrued fees of $74,155.

●	Promissory note held by Ramon Shealy, dated December 31, 2014, maturing on January 1, 2020, with an original principal balance of $193,453, current principal balance of $102,294, and accrued interest of $852.

●

Convertible notes held by accredited investors, dated December 30, 2016, January 5, 2017, and January 30, 2017, maturing on December 31, 2018, with an aggregate original principal balance of $1,250,000, current principal balance of $1,250,000, and accrued interest of $81,499.

●

Convertible notes held by accredited investors, dated September 21, 2017, maturing on September 21, 2018, with an aggregate original principal balance of $154,640, current principal balance of $154,640, and accrued interest of $0.

Capital Expenditures

We had no material commitments to make any capital expenditures at September 30, 2017.

Cash Flows

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2017 and 2016 was $805,404 and $1,249,649 respectively. During the nine months ended September 30, 2017, the net cash used in operating activities was primarily attributable to the net loss adjusted for non-cash expenses of $466,386 and a decrease in net operating liabilities of $237,109. During the nine months ended September 30, 2016, the net cash used in operating activities was primarily attributable to the net loss adjusted for non- cash expenses of $325,101 and a decrease in net operating liabilities of $390,253.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2017 and 2016 amounted to $14,202 and $6,867, respectively, and was related to the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2017 amounted to $313,363. The net cash provided by financing activities resulted from new borrowings of $710,000, of which $150,000 was from related parties, offset by $293,309 of notes payable repayments, of which $25,114 was repaid to related parties, and payment of deferred financing costs of $103,328.

Net cash provided by financing activities for the nine months ended September 30, 2016 amounted to $298,951. The net cash provided by financing activities resulted from the sale of common stock, offset by $263,834 of notes payable repayments, of which $83,834 was repaid to related parties.

Critical Accounting Policies and Estimates

There have been no significant changes during the three months ended September 30, 2017 to the items that we disclosed as our critical accounting policies and use of estimates in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Liquidity, Going Concern and Management’s Plans

We have incurred substantial recurring losses since our inception. The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. During the years 2012 through 2017 we raised a total of $9,383,610 through issuance of debt and equity securities. We are also in the process of exploring strategies to increase our existing revenues. We believe we will be successful in these efforts; however, there can be no assurance we will be successful in raising additional debt or equity financing or finding any other financing source to fund our operations on terms agreeable to us.

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

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibit

10.1	Offer Letter, dated September 25, 2017, between Intellinetics, Inc. and James F. DeSocio, filed as Exhibit 10.1 to the Current Report on 8-K filed by Intellinetics, Inc. on September 26, 2017.

10.2	First Amendment to Intellinetics, Inc., 2015 Equity Incentive Plan, dated September 25, 2017, filed as Exhibit 10.2 to the Current Report on 8-K filed by Intellinetics, Inc. on September 26, 2017.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

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

INTELLINETICS, INC.

Dated:	November 14, 2017

By:	/s/ James F. DeSocio
James F. DeSocio
President and Chief Executive Officer

Dated:	November 14, 2017

By:	/s/ Joseph D. Spain
Joseph D. Spain
Chief Financial Officer

