Form 10-K
period 2017-12-31
INTELLINETICS, INC.
filed 2018-04-02
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

(614) 921-8170

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $5,721,350.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 17,729,421 shares of common stock, par value $0.001 per share, were outstanding as of March 27, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2017, are incorporated by reference in Part III hereof.

Table Of Contents

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated into this prospectus by reference contain, and we may from time to time make, forward-looking statements. From time to time in the future, we may make additional forward-looking statements in presentations, at conferences, in press releases, in other reports and filings and otherwise. Forward-looking statements are all statements other than statements of historical fact, including statements that refer to plans, intentions, objectives, goals, targets, strategies, hopes, beliefs, projections, prospects, expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. The words “may,” “could,” “should,” “would,” “will,” “project,” “intend,” “continue,” “believe,” “anticipate,” “estimate,” “forecast,” “expect,” “plan,” “potential,” “opportunity,” “scheduled,” “goal,” “target,” and “future,” variations of such words, and other comparable terminology and similar expressions and references to future periods are often, but not always, used to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about the following:

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

Any forward-looking statements we make are based on our current plans, intentions, objectives, goals, targets, strategies, hopes, beliefs, projections and expectations, as well as assumptions made by and information currently available to management. Forward-looking statements are not guarantees of future performance or events, but are subject to and qualified by substantial risks, uncertainties and other factors, which are difficult to predict and are often beyond our control. Forward-looking statements will be affected by assumptions and expectations we might make that do not materialize or that prove to be incorrect and by known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed, anticipated or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, those described in “Risk Factors” as well as other risks, uncertainties and factors discussed elsewhere in this report, in documents that we include as exhibits to or incorporate by reference in this report, and in other reports and documents we from time to time file with or furnish to the SEC. In light of these risks and uncertainties, you are cautioned not to place undue reliance on any forward-looking statements that we make.

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

The Company is a document solutions software development, sales and marketing company serving both the public and private sectors. The Company’s software platform allows customers to capture and manage all documents across operations such as scanned hard-copy documents and all digital documents including those from Microsoft Office 365, digital images, audio, video and emails. The Company’s solutions create value for customers by making it easy to connect business-critical documents to the processes they drive by making them easy to find, secure and compliant with its customers’ audit requirements.

Customers obtain use of the Company’s software by either purchasing for installation onto their equipment, referred to as a “premise” model, or by accessing the platform via the Internet, referred to as a “cloud-based” or “software as a service” (“SaaS”) model. The Company anticipates that the provision of “cloud” application services, or SaaS cloud-based customer activation, will increase over time and become a growing priority in the market and is the most significant strategic part of its revenue growth opportunity. Our SaaS products are hosted with Amazon Web Services and Expedient, offering our customers reliable hosting services with best practices in data security.

Software and Services

Our flagship software platform is branded IntelliCloudTM, reflecting the Company and market focus on growth via cloud-based managed document service delivery. The Company also provides professional services that include installation, integration, training and consulting services as well as ongoing software maintenance and customer support.

The four primary components of the IntelliCloudTM solution are as follows:

●	Image Processing: includes image processing modules used for capturing, transforming and managing images of paper documents, including support of distributed and high-volume capture, optical character recognition;

●	Records Management: addresses needs relating to retention of content through automation and policies, ensuring legal, regulatory and industry compliance for our clients;

●	Workflow: supports business processes, routing content electronically, assigning work tasks and states (e.g., reviews or approvals), and creating related audit trails;

●	Extended Components: includes document composition and e-forms (via third party OEM integration partnership), search, content and web analytics (via third party Advanced OCR engine partnership), email and information archiving, packaged application integration, and advanced capture for invoice processing.

Marketing and Sales

The Company has a multi-channel sales model that directs our sales efforts toward both sales through intermediaries, such as software developers and resellers and multi- function device resellers, and through direct sales. We have developed marketing programs with resellers that facilitate their selling and support of our software solutions. We refer to these resellers as our “channel partners.” We believe that our channel partner strategy improvements have increased the competitive strength of our platform of products. In addition, we have established a set of business solutions templates for specific vertical markets that provide base software configurations which we believe will facilitate our delivery and installation of software to our customers. We believe that these advancements, in the aggregate, will allow us to license and sell our products to a targeted customer base, shortening our sales cycle, making margins more consistent, and allowing us to expand our sales through new channel partnerships and direct customers. We continue to devote significant efforts, in both development and marketing, in enhancing all channels to market.

Competition and Market Position

The market for our products is competitive, and we expect that competition will continue to intensify as the document solutions markets evolve and potentially consolidate. We believe our primary competitors in our market, the small-to-medium business (SMB) sector, are DocuWare, Square 9, and M-files. The principal competitive factors affecting the market for our software products and services include: (i) vendor and product reputation; (ii) product quality, performance and price; (iii) the availability of software products on multiple platforms; (iv) product scalability; (v) product integration with other enterprise applications; (vi) software functionality and features; (vii) software ease of use; (viii) the quality of professional services, customer support services and training; and (ix) the ability to address specific customer business problems. We believe that the relative importance of each of these factors depends upon the concerns and needs of each specific customer.

We believe that the Company has advantages over our competitors in the small-to-medium business market. In our view, the Company will remain competitive by remaining a focused niche provider with product offerings aligned with buyer-specific requirements. We anticipate that Intellinetics will benefit from four specific advantages already in place:

●	Turnkey cloud or premise document workflow solutions targeting specific industry customers with benchmark value-to-price ratio;

●	Intel-enabled solution packaging and customer activation model;

●	Integrated on-demand solutions library as standard platform feature; and

●	Proprietary AuditShieldTM compliance management module as a standard platform feature providing customers with a simple way to know if documents required by law or policy are missing.

We believe, with these competitive strengths, that Intellinetics is well positioned as a cloud-based managed document services provider for the small-to-medium business sector.

Customers

Revenues from the Company’s services to a limited number of customers have accounted for a substantial percentage of the Company’s total revenues. For the twelve months ended December 31, 2017, the Company’s two largest customers, Ohio Department of Commerce, a direct client, and Tiburon, Inc., a reseller, accounted for approximately 10%, each, of the Company’s revenues for that period. For the twelve months ended December 31, 2016, the Company’s two largest customers, Franklin County Data Center, a direct end user, and Tiburon, Inc., a reseller, accounted for approximately 11% and 10%, respectively, of the Company’s revenues for that period.

For the twelve months ended December 31, 2017 and 2016, government contracts represented approximately 41% and 40% of the Company’s net revenues, respectively. A significant portion of the Company’s sales to resellers represent ultimate sales to government agencies. Due to their dependence on state, local and federal budgets, government contracts carry short terms, typically less than 18 months. Since our inception, our contracts with government customers have generally renewed on the original terms and conditions upon expiration.

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

Research and Development

We design, develop, test, market, license, and support new software products and enhancements of current products. Recent examples of significant trends in the software industry include cloud computing, mobility, social media, and Software as a Service. We continuously monitor our software products and enhancements to remain compatible with standard platforms and file formats. We expense our software development costs as incurred. For the twelve months ending December 31, 2017 and 2016, our research and development costs were $412,405 and $386,285, respectively.

Employees

As of March 27, 2018, we employed a total of 20 individuals; all but two are full-time employees. We believe that relations with our employees are good. None of our employees is represented by a labor union, and we do not have collective bargaining arrangements with any of our employees.

Executive Officers and Board of Directors

On December 31, 2017, our executive officers and directors included the following:

Name	Age	Title

James F. DeSocio	62	President, Chief Executive Officer, and Director

Matthew L. Chretien	50	Chief Strategy Officer, Chief Technology Officer, Secretary, and Director

Joseph D. Spain	50	Chief Financial Officer, Treasurer

Rye D’Orazio	63	Director

Robert C. Schroeder	51	Director, Chairman of the Board

Roger Kahn	48	Director

Sophie Pibouin	50	Director

James F. DeSocio, President, Chief Executive Officer, and Director. Mr. DeSocio joined the Company on September 25, 2017. Prior to joining the Company, Mr. DeSocio, age 62, served as Chief Revenue Officer at Relayware, LLC, a global provider of Partner Relationship Management solutions, from January 2015 to September 2017. From January 2013 to November 2014, Mr. DeSocio served as Executive Vice President of Operations for XRS Corporation, a fleet management software solutions provider. From October 2007 to September 2012, Mr. DeSocio served as Executive Vice President of Sales and Business Development for Antenna Software, Inc., a business mobility solutions provider. Mr. DeSocio has extensive experience in sales, marketing, international operations, mergers and acquisitions.

Matthew L. Chretien, Chief Strategy Officer, Chief Technology Officer, Director. Mr. Chretien is a co-founder of Intellinetics and has served as Secretary since December 19, 2017, Chief Strategy Officer since September 25, 2017, and Chief Technology Officer since September 2011. Mr. Chretien previously served as Intellinetics’ President and Chief Executive Officer from July 2013 to September 2017, and from January 1999 to September 2011; Executive Vice President from September 2011 to July 2013; Chief Financial Officer from September 2011 to September 2012; Treasurer from September 2011 to December 2016; and Vice President from 1996 until 1999. Prior to joining Intellinetics, Mr. Chretien served as the field sales engineer for Unison Industries, a manufacturer of aircraft ignition systems.

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

Robert C. Schroeder, Director. Mr. Schroeder was appointed as a member of our board of directors in September 2013, and as Chairman of the Board on October 5, 2017. Mr. Schroeder is Vice President of Investment Banking at Taglich Brothers and specializes in advisory services and capital raising for small public and private companies. Prior to that, Mr. Schroeder served as Senior Equity Analyst publishing sell-side research on publicly traded companies. Prior to joining Taglich Brothers, he served in various positions in the brokerage and public accounting industry. Mr. Schroeder received a B.S. degree in accounting and economics from New York University. He currently serves on the board of directors of publicly traded Air Industries Group, a manufacturer of aerospace parts and assemblies, and Decisionpoint Systems, Inc., a leading provider and integrator of Enterprise Mobility, Wireless Applications and RFID solutions.

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

Roger Kahn, Director. Mr. Kahn was appointed as a member of our board of directors on October 5, 2017. Mr. Kahn has served as President and Chief Executive Officer of Bridgeline Digital, Inc. (“Bridgeline”), a web content management solutions provider, since May 2016. Mr. Kahn previously served as Co-Interim Chief Executive Officer and President of Bridgeline from December 2015 to May 2016, and as Chief Operating Officer from August 2015 to May 2016. From 2008 to September 2016, Mr. Kahn was a partner at Great Land Holdings, a resort development company. Mr. Kahn received his Ph.D. in Computer Science and Artificial Intelligence from the University of Chicago.

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

Risks Relating to Our Business

Our management expressed going concern issues that note our need for capital and/or revenues to survive as a business.

The ability of the Company to continue as a going concern is dependent on our ability to raise sufficient capital and further implement our business plan. For the years ended December 31, 2017 and 2016, we had a net loss of $1,359,337 and $1,576,311, respectively. The Company has an accumulated deficit of $16,314,087 as of December 31, 2017. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our current Independent Registered Public Accounting Firm’s reports on our financial statements for the years ended December 31, 2017 and 2016, contained explanatory paragraphs indicating that there was substantial doubt as to the Company’s ability to continue as a going concern. Our going concern qualification is expected to significantly affect our ability to raise capital and have a meaningful negative effect on the cost of capital, if we are able to raise any capital at all. If we are unable to raise capital, we will not be able to continue operations.

Material weaknesses in our internal controls over financial reporting or our failure to remediate such material weakness could result in a material misstatement in our financial statements not being prevented or detected and could affect investor confidence in the accuracy and completeness of our financial statements, as well as our common stock price.

We have identified a material weakness in our disclosure controls and procedures. As of December 31, 2017, we noted insufficient segregation of duties consistent with control objectives. Accordingly, we have concluded that our internal control over financial reporting was not effective as of December 31, 2017. We have taken steps to remediate this material weakness, but have not yet concluded that such remedial steps have been effective in eliminating the material weakness in disclosure controls and procedures. We have previously concluded that our internal control over financial reporting was not effective as of December 31, 2016 and 2015, due to the absence of technical accounting knowledge and training in the application of GAAP commensurate with our complexity and our financial accounting, and we consider the remedial steps taking during 2016 and 2017 to have addressed this concern. However, additional and different concerns could arise in the future, or previous concerns could resurface. Weaknesses in our disclosure controls and procedures could result in material misstatements in our financial statements not being prevented or detected. We may experience difficulties or delays in completing remediation or may not be able to successfully remediate material weaknesses at all. Any material weakness or unsuccessful remediation could affect our ability to file periodic reports on a timely basis and investor confidence in the accuracy and completeness of our financial statements, which in turn could harm our business and have an adverse effect on our stock price and our ability to raise additional funds.

Our cash reserves are insufficient, and we require additional capital to fund our future activities. We may not be able to ensure the survival of the business if we fail to raise additional capital on satisfactory terms and in sufficient amounts when the needs arrive.

As of December 31, 2017, we had cash of $1,125,921. However, our cash flow is insufficient to cover our cash requirements by approximately $107,000 per month. We expect that through the next 12 months, the capital requirements to fund our growth, service existing debt obligations, and cover the operating costs as a public company will exceed the cash flows that we currently generate from operations. We will be required to meet our needs from increased internally generated cash flows, debt financings and equity financings. We are dependent on our ability to obtain financing to continue operations and to implement our business plan. The type, timing and terms of the additional financing we may select will depend on, among other things, our cash needs, the availability of other financing sources and prevailing conditions in the financial markets. Any financing would be dilutive to our stockholders. There can be no assurance that any of these sources will be available to us at any time. Even if additional capital is available, we may not be able to obtain debt or equity financing on terms favorable to us. If cash generated by operations is not sufficient to meet our capital requirements, the failure to obtain additional financing could result in a reduction or curtailment of our operations.

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

The terms of the Company’s convertible notes will restrict our financing flexibility.

The terms of convertible notes issued by the Company in 2016 and 2017 contain standard negative covenants customary for transactions of this type. These negative covenants may preclude or restrict the ability of the Company to effect future debt and convertible debt financings without the prior approval of holders of the convertible notes. The events of default are also customary for transactions of this type, including default in timely payment of principal or interest, failure to observe or perform any covenant or agreement contained in the convertible note and other transaction documents, the commencement of bankruptcy or insolvency proceedings, failure to timely deliver conversion shares underlying the convertible notes, and failure to timely file Exchange Act filings. In the event that the Company triggers one of these event of default provisions, the holders of the convertible notes have the ability to foreclose on substantially all of the assets of the Company which would result in the cessation of our operations.

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

We rely on close cooperation with our reseller and channel partners for sales and product development as well as for the optimization of opportunities that arise in our competitive environment. In particular, the success of our reseller program, IntelliCloud, is entirely dependent upon our relationships with resellers of multi-functional devices, which are currently being purchased by current and potential customers in our target markets. Our success will depend, in part, upon our ability to maintain access to existing channels of distribution and to gain access to new channels if and when they develop. We may not be able to retain a sufficient number of our existing partners or develop a sufficient number of future partners. We are unable to predict the extent to which our partners will be successful in marketing and licensing our products. A reduction in partner cooperation or sales efforts, or a decline in the number of channels, could materially reduce revenues.

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

We intend to pursue our strategy of growing the capabilities of our document solutions software offerings through our proprietary research and the development of new product offerings. In response to customer demand, it is important to our success that we continue: (i) to enhance our products, and (ii) to seek to set the standard for document solutions capabilities in the small-to-medium market. The primary market for our software and services is rapidly evolving, due to the nature of the rapidly changing software industry, which means that the level of acceptance of products and services that have been released recently or that are planned for future release by the marketplace is not certain. If the markets for our products and services fail to develop, develop more slowly than expected or become subject to increased competition, our business may suffer. As a result, we may be unable to: (i) successfully market our current products and services, (ii) develop new software products, services and enhancements to current products and services, (iii) complete customer installations on a timely basis, or (iv) complete products and services currently under development. In addition, increased competition could put significant pricing pressures on our products, which could negatively impact our margins and profitability. If our products and services are not accepted by our customers or by other businesses in the marketplace, our business and operating results will be materially affected.

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

Any security breaches, unauthorized access, unauthorized usage, virus or similar breach or disruption could result in loss of confidential information, damage to our reputation, early termination of our contracts, litigation, regulatory investigations or other liabilities. Our clients may use our products and services to handle personally identifiable information, sensitive personal information, or information that is otherwise confidential. If our security measures or those of our third-party data centers are breached as a result of third-party action, employee error, malfeasance or otherwise and, as a result, someone obtains unauthorized access to customer data, our reputation could be damaged, our business may suffer and we could incur significant liability.

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

There has been an increase in the number of private privacy-related lawsuits filed against companies in recent years. There has also been an increase in the incidence of data breaches in public companies operating in the US, resulting in unfavorable publicity and high amounts of damages against the breached companies, including the cost of obtaining credit monitoring services for all persons whose information was compromised. In addition, we are unable to predict what additional legislation or regulation in the area of privacy of personal information could be enacted and what effect that could have on our operations and business. Concerns about our practices with regard to the collection, use, disclosure, or security of personal information or other privacy-related matters, even if unfounded and even if we are in compliance with applicable laws, could damage our reputation and harm our business.

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

Revenues from a limited number of customers have accounted for a substantial percentage of our total revenues. Our two largest clients account for approximately 10%, each, of our revenues for the years ending December 31, 2017 and 2016. For the years ended December 31, 2017 and 2016, government contracts represented approximately 41% and 40% of our net revenues, respectively. For the twelve months ended December 31, 2017 and 2016, the most significant of these government contracts, represented approximately 10% of our net revenues. Due to their dependence on state, local and federal budgets, government contracts carry short terms, typically less than 18 months. The loss of a meaningful percentage of government contracts could materially affect our business and operating results

Our investment in our current research and development efforts may not provide a sufficient, timely return.

The development of document solutions software products is a costly, complex, and time-consuming process, and the investment in document solutions software product development often involves a long wait until a return is achieved on such an investment. When cash is available, we make and will continue to make significant investments in software research and development and related product opportunities. Investments in new technology and processes are inherently speculative. Commercial success depends on many factors including the degree of innovation of the products developed through our research and development efforts, sufficient support from our strategic partners, and effective distribution and marketing. Accelerated product introductions and short product life cycles require high levels of expenditures for research and development. These expenditures may adversely affect our operating results if they are not offset by increased revenues. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts in order to maintain our competitive position. However, significant revenues from new product and service investments may not be achieved for a number of years, if at all. Moreover, new products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced for our current or historical products and services.

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

A claim for damages, regardless of our responsibility for the failure, could expose us to liability.

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

A significant portion of our revenues comes from contracts with the U.S. government, state and local governments, and their respective agencies, which may terminate most of these contracts at any time, without cause. The percentage of revenue from governmental contracts as a percentage of total revenue for the periods ended December 31, 2017 and December 31, 2016 were 41% and 40%, respectively. At this time, governments and their agencies are operating under increased pressure to reduce spending. Any federal government contracts are subject to the approval of appropriations being made by the U.S. Congress to fund the expenditures under those contracts. Similarly, any contracts at the state and local levels are subject to government funding authorizations. Additionally, government contracts are generally subject to audits and investigations that could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions, or debarment from future government business.

The Company is subject to the reporting requirements of federal securities laws, causing the Company to make significant compliance-related expenditures that may divert resources from other projects, thus impairing its ability to grow.

In 2012, Intellinetics Ohio became a subsidiary of the Company and, accordingly, Intellinetics Ohio is subject to the information and reporting requirements of the Exchange Act, and other federal securities laws, including the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the Commission and furnishing audited reports to stockholders causes our expenses to be higher than they would have been if Intellinetics Ohio had remained privately held and had not become our subsidiary.

The Sarbanes-Oxley Act and rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to continue to keep our compliance costs high in 2017 and beyond, and to make certain activities more time-consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

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

Risks Relating to Our Common Stock

Shares of our common stock that have not been registered under the Securities Act, regardless of whether such shares are restricted or unrestricted, are subject to resale restrictions imposed by Rule 144 of the Securities Act.

Pursuant to Rule 144 of the Securities Act, a “shell company” is defined as a company that has no or nominal operations, and either no or nominal assets, assets consisting solely of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets. As such, we were a shell company pursuant to Rule 144 prior to 2012. Even though we are no longer a shell company, investors may be reluctant to invest in our securities because securities of a former shell company may not be as freely tradable as securities of companies that are not former “shell companies”. In addition, since the Company is a former shell company, stockholders with restricted securities cannot rely upon Rule 144 for sales of restricted securities in the event that the Company is not current in its filing obligations under the Exchange Act.

Management exercises significant control over matters requiring stockholder approval which may result in the delay or prevention of a change in our control.

The officers, directors, and key employees of Intellinetics hold approximately 26% of the beneficial ownership of our outstanding common stock. As a result, the management and key employees of Intellinetics have a significant portion of the voting power over all matters requiring stockholder approval, including the election of our directors and approval of significant corporate transactions. This concentration of ownership in the management and key employees of Intellinetics may also have the effect of delaying or preventing a change in control of the Company that may be otherwise viewed as beneficial by stockholders other than Intellinetics’ management.

Our shares are quoted on the OTCQB and are subject to limited trading, a high degree of volatility, and liquidity risk.

Our common stock is currently quoted on the OTCQB. Shares of our common stock have had very limited and sporadic trading in the past. As such, we believe our stock price to be more volatile and the share liquidity characteristics to be of higher risk than if we were listed on one of the national exchanges. Due to this volatility, our stock price as quoted by the OTCQB may not reflect an actual or perceived value of our common stock. In the past, several days have passed between trades in our common stock, meaning that at any given time, there may be few or no investors interested in purchasing our common stock at or near ask prices. This limited trading, volatility, and liquidity risk is attributable to 1) the fact that we are a small company relatively unknown to stock analysts, brokers, and institutional or other investors, and 2) analysts, brokers, and investors may also be hesitant to follow a company such as ours that faces substantial doubt about its ability to continue as a going concern. Finally, if our stock were no longer quoted on the OTCQB, the ability to trade our stock would become even more limited and investors might not be able to sell their shares. Consequently, investors must be prepared to bear the economic risk of holding the securities for an indefinite period of time. There is no assurance that a more active market for our common stock will develop or be sustained, which limits the liquidity of our common stock, and could have a material adverse effect on the price of our common stock and our ability to raise capital.

Shares eligible for future sale may adversely affect the market price of our common stock.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 of the Securities Act, promulgated under the Securities Act, subject to certain limitations. Any substantial sale of our common stock pursuant to Rule 144 may have an adverse effect on the market price of our common stock.

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

Our common stock may be subject to the “penny stock” rules of the SEC, which makes transactions in our common stock more cumbersome and could adversely affect trading in our common stock.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain rules adopted by the SEC. Penny stocks generally are equity securities with a market price of less than $5.00 per share, subject to exceptions. The rules require that a broker-dealer, before a transaction in a penny stock not otherwise exempt from the rules, deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in connection with the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the rules generally require that before a transaction in a penny stock, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the liquidity of penny stocks. Our common stock has never traded above $5.00 per share, and as such the holders of our common stock or other of our securities may find it more difficult to sell their securities.

The Company has outstanding warrants having a “cashless exercise” feature.

As part of offerings of equity and debt in 2015, 2016, and 2017, the Company issued warrants to purchase an aggregate of 5,926,627 shares of common stock. The warrants have a cashless exercise feature giving the holders the option of not paying cash to exercise the warrants but gives the holder the right to surrender a portion of the warrants to the Company as full payment of the exercise price and receive shares equal to the difference between the exercise price and the price of the shares at the time of exercise. The Company would not receive any proceeds from the exercise of warrants issued to the holder, causing dilution to existing stockholders with no corresponding influx of capital. This may affect our ability to raise additional equity capital.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

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

We do not expect to pay any dividends on our common stock for the foreseeable future.

We do not anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing operations. The declaration, payment, and amount of any future dividends, if any, will be made at the discretion of our board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors that the board of directors considers relevant. We currently are subject to loan covenants that would require consent from our lenders in order to pay any dividends prior to repayment of certain outstanding loans. In addition, any future credit facilities we enter into may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our property consists of an office facility measuring approximately 6,000 square feet in Columbus, Ohio, that we lease for our headquarters and chief executive offices. The monthly rental payment is $4,308. The lease term continues until December 31, 2021.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

Part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is available for quotation on the Over-the-Counter Bulletin Board under the symbol “INLX.”

The quarterly high and low closing prices of our common stock, as reported by the Over-the-Counter Bulletin Board are as follows:

	Common Stock
Quarter Ended	High	Low

December 31, 2017	$0.36	$0.12
September 30, 2017	$0.75	$0.21
June 30, 2017	$0.90	$0.58
March 31, 2017	$0.97	$0.83
December 31, 2016	$0.89	$0.49
September 30, 2016	$1.09	$0.83
June 30, 2016	$1.30	$0.76
March 31, 2016	$1.13	$0.85

Holders

As of March 27, 2018 we had 86 stockholders of record. Such number of record stockholders does not include additional stockholders or other beneficial owners whose shares are held in street or nominee name by banks, brokerage firms, and other institutions on their behalf.

Dividends

No dividends on our common stock were paid in either of the two most recent fiscal years, and we do not anticipate paying dividends on our common stock in the foreseeable future.

Unregistered Securities Issuances in Fiscal Year 2017

All unregistered securities issued in fiscal year 2017 have been previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Shares Issued and Outstanding and Shares Reserved for Exercise of Warrants, Stock Options, and the 2015 Plan

As of March 27, 2018, the Company has 17,729,421 shares of common stock issued and outstanding; and 22,963,385 shares reserved for issuance upon the exercise of outstanding warrants, convertible notes, outstanding stock options, and shares reserved for the Intellinetics, Inc. 2015 Equity Incentive Plan (the “2015 Plan”).

Issuer Purchase of Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial conditions and results of operations of the Company for the fiscal years ended December 31, 2017, and 2016 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report on Form 10-K. References in this item to the “Company,” “us,” “we,” “our,” and similar terms refer to Intellinetics, a Nevada corporation, and its sole operating subsidiary, Intellinetics Ohio, an Ohio corporation, unless we state otherwise or the context indicates otherwise.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition accrued expenses, financing operations, contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carry value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this report for the year ended December 31, 2017.

Company Overview

Intellinetics is a Nevada holding company incorporated in 1997, with a single operating subsidiary, Intellinetics Ohio. Intellinetics Ohio was incorporated in 1996, and on February 10, 2012, Intellinetics Ohio became the sole operating subsidiary of Intellinetics as a result of a reverse merger and recapitalization.

The Company is a document solutions software development, sales and marketing company serving both the public and private sectors. The Company’s software platform allows customers to capture and manage all documents across operations such as scanned hard-copy documents and all digital documents including those from Microsoft Office 365, digital images, audio, video and emails. The Company’s solutions create value for customers by making it easy to connect business-critical documents to the processes they drive by making them easy to find, secure and compliant with its customers’ audit requirements.

Customers obtain use of the Company’s software by either purchasing it for installation onto their equipment, referred to as a “premise” model, or by accessing the platform via the Internet, referred to as a “cloud-based” or “software as a service” (“SaaS”) model. The Company anticipates that the provision of “cloud” application services, or SaaS cloud-based customer activation, will increase over time and become the priority in the market and the most significant strategic part of its revenue growth opportunity. Our revenues from cloud-based delivery of our software, including hosting services, as a percentage of total revenue for the period ended December 31, 2017 and 2016, were 24% and 20%, respectively.

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

Sales and Marketing Expenses

Sales expenses consist of compensation and overhead associated with the development and support of our channel sales network, as well as our direct sales efforts. Marketing expenses consist primarily of compensation and overhead associated with the development and production of product marketing materials, as well as promotion of the Company’s products directly to customers and indirectly through other product resellers who target our customer base.

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

How We Evaluate our Business Performance and Opportunities

Major Quantitative and Qualitative Factors we Consider in the Evaluation of our Business

The major qualitative and quantitative factors we consider in the evaluation of our operating results include the following:

●	Our current strategy is to focus upon cloud-based delivery of our software products through channel partners and direct sales, with a further focus on select vertical markets. Historically, our revenues have mostly resulted from premise-based software licensing revenue and professional services revenue. Our observation of industry trends leads us to anticipate that cloud-based delivery will become our principal software business and a primary source of revenues for us, and we are seeing our customers migrate to cloud-based services. Accordingly, when we evaluate our results, we assess whether our cloud-based software revenues are increasing, relative to prior periods and relative to other sources of revenue. Additionally, we assess whether our sales resulting from relationships with channel partners are increasing, relative to prior periods and relative to direct sales to customers.

●	Our customer engagements often involve the development and licensing of customer-specific software solutions and related consulting and software maintenance services. When analyzing whether to undertake a particular customer engagement, we often consider all of the following factors as part of our overall strategy to grow the business: (i) the profit margins the project may yield, (ii) whether the project will allow us to enter a new geographic or vertical market, (iii) whether the project would enable us to demonstrate our capabilities to large national resellers, or (iv) whether the project would help to develop new product and service features that we could integrate into our suite of products, resulting in an overall product portfolio that better aligns with the needs of our target customers. As a result of this pipeline analysis, we may take on projects with a lower project margin if we determine that the project is valuable to our business for the other reasons discussed.

●	Our sales cycle can be long, sometimes lasting 3-9 months. Even when a project begins, we often perform pre-installation assessment, project scoping, and implementation consulting. Therefore, when we plan our business and evaluate our results, we consider the revenue we expect to recognize from projects in our late-stage pipeline.

●	Our research and development efforts and expenses to create new software products are critical to our success. When developing new products or product enhancements, our developers collaborate with our own employees across a wide variety of job functions. We also gather in-depth feedback from our customers and channel partners. We evaluate new products and services to determine their likelihood of market success and their potential profitability.

●	We monitor our costs and capital needs to ensure efficiency as well as an adequate level of support for our business plan.

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

Results of Operations

Overview - Fiscal 2017 Compared with Fiscal 2016

We reported net losses of $1,359,337 and $1,576,311 for the twelve months ended December 31, 2017 and 2016, respectively, representing a decrease in net loss of $216,974 or 14%. We reported gross profit of $1,862,979 and $1,891,924 for the twelve months ended December 31, 2017 and 2016, respectively, representing a decrease in gross profit of $28,945 or 2%. We reported operating expenses of $3,031,555 and $3,261,903 for the twelve months ended December 31, 2017 and 2016, respectively, representing a decrease in operating expenses of $230,348 or 7%. The decrease in operating expenses year-over-year was principally related to decreases in sales and marketing expenses, driven one time consulting and set up of IntelliCloud University in 2016.

Revenues

We reported total revenues of $2,623,441 and $2,601,733 for the twelve months ended December 31, 2017 and 2016, respectively, representing an increase of $21,708 or 1%. The net increase in total revenues year-over-year is attributable to several factors as described below.

Sale of Software

Revenues from the sale of software principally consist of sales of additional or upgraded software licenses and applications to existing customers and sales of software to our resellers. These software revenues were $452,238 and $390,583, for the twelve months ended December 31, 2017 and 2016, respectively, representing an increase of $61,655, or 16%. The increase year-over-year in sales was due to timing of large direct sales projects, more than offsetting a market shift toward SaaS.

Sale of Software as a Service

For customers who wish to avoid the upfront costs and ongoing internal maintenance of typical premises-based software installations, we provide access to our software solutions as a service, accessible through the internet. Our customers typically enter into our software as a service agreement for periods in excess of one year. Under these agreements, we generally provide access to the applicable software, data storage and related customer assistance and support. Our software as a service revenues were $625,557 and $525,282, for the twelve months ended December 31, 2017 and 2016, respectively, representing an increase of $100,275 or 19%. The increase in revenue year-over-year was primarily the result of new customers choosing a cloud-based solution and expanded data storage and hosting fees.

Sale of Software Maintenance Services

Software maintenance services revenues consist of fees for post contract customer support services provided to license holders. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. A substantial portion of these revenues were generated from customers to whom we sold software in prior years who have continued to renew their maintenance agreements. The support and maintenance agreements typically have a term of 12 months. Our software maintenance support revenue was $966,011 and $988,690, for the twelve months ended December 31, 2017 and 2016, respectively, representing a decrease of $22,679, or 2%. The decrease in revenue year-over-year was the result of attrition of existing maintenance agreement renewals exceeding new growth.

Sales of Professional Services

Professional services revenues consist of revenues from consulting, discovery, training, and advisory services to assist customers with document management needs. These revenues include those arrangements where we do not sell software license as an element of the overall arrangement. Professional services revenues were $451,628 and $502,952, for the twelve months ended December 31, 2017 and 2016, respectively, representing a decrease of $51,324 or 10%. The decrease in revenue was primarily timing of consulting contracts for customers seeking additional customization, project management, and training.

Sale of Third Party Services

Third party services consist of third party vendor software, hardware and/or services purchases as requested by our customers as needed in conjunction with our core software or services. By classifying these revenues under a separate revenue category, we reduce the extent to which fluctuations in this revenue category impact the other categories of revenues. Third party services revenues were $128,007 and $194,226, respectively, for the twelve months ended December 31, 2017 and 2016, respectively, representing a decrease of $66,219 or 34%.

Costs of Revenue

The cost of revenues during the twelve months ended December 31, 2017 and 2016 were $760,462 and $709,809, respectively, representing an increase of $50,653, or 7%. The increase in cost of revenue year-over-year is primarily the result of mix, where the increase in volume of clients in the software as a service category in 2016, as well as additional labor costs in completing professional services.

Gross Margins

Overall gross margin for the twelve months ended December 31, 2017 and 2016 were 71% and 73%, respectively, representing a decrease of 2%. The decrease in gross margin year-over-year is primarily as result of the revenue mix shift, as well as the increase of costs associated with professional services, relative to the revenues, as discussed in Costs of Revenue above.

Cost of Software Revenues

Cost of software revenues consists primarily of third-party software licenses that are sold in connection with our core software applications and labor costs of our software engineers and implementation consultants. Cost of software revenues was $97,899 and $73,566 for the twelve months ended December 31, 2017 and 2016, respectively, representing an increase of $24,333 or 33%.

Gross margin for this product category decreased to 78% for the twelve months ended December 31, 2017 from 81% for the twelve months ended December 31, 2016. The decrease is a function of the level of customization in the contracts, with slightly more customization in 2017.

Cost of Software as a Service

Cost of software as a service consists primarily of technical support personnel, hosting services, and related costs. Cost of software as a service was $304,512 for the twelve months ended December 31, 2017, as compared with $247,928 for the twelve months ended December 31, 2016, representing an increase of $56,584, or 23%. The increase was primarily from the increased volume, including an increase in allocation of technical support personnel costs.

Gross margins for this product category were 51% and 53% for the twelve months ended December 31, 2017, and 2016, respectively.

Cost of Software Maintenance Services

Cost of software maintenance services consists primarily of technical support personnel and related costs. Cost of software maintenance services for the twelve months ended December 31, 2017 was $120,422 compared with $127,805 for the twelve months ended December 31, 2016, representing a decrease of $7,383, or 6%.

Gross margins in this product category were 88% and 87% for the twelve months ended December 31, 2017, and 2016, respectively.

Cost of Professional Services

Cost of professional services consists primarily of the compensation of our software engineers and implementation consultants and related third-party costs. Cost of consulting services was $198,133 for the twelve months ended December 31, 2017, as compared with $135,486 for the twelve months ended December 31, 2016, representing an increase of $62,647 or 46%. The increase year-over-year resulted from increased professional services labor costs to complete custom projects.

Gross margins in this product category were 56% and 73% for the twelve months ended December 31, 2017, and 2016, respectively. Gross margins related to consulting services may vary widely, depending upon the nature of the consulting project and the amount of labor it takes to complete a project.

Cost of Third Party Services

Cost of third party services consists primarily of third-party software licenses that are sold in connection with our core software applications, and related third-party costs. Cost of third party services was $39,496 for the twelve months ended December 31, 2017, as compared with $125,024 for the twelve months ended December 31, 2016, representing a decrease of $85,528 or 68%. The decrease year-over-year resulted from timing of different types of third party products and services provided, bearing different margins.

Gross margins in this product category were 69% and 36% for the twelve months ended December 31, 2017, and 2016, respectively. Gross margins related to third party services may vary widely, depending upon the type of the third party services and the timing of the related projects.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $2,199,904 during the twelve months ended December 31, 2017 as compared with $2,118,924 during the twelve months ended December 31, 2016, representing an increase of $80,980 or 4%. The increase in operating expenses year-over-year was principally related to a $65,000 training credit in 2016, as well as a payroll increase, driven by increased customer support personnel and increased research and development costs.

Sales and Marketing Expenses

Sales and marketing expenses decreased to $819,820 during the twelve months ended December 31, 2017 as compared with $1,132,292 during the twelve months ended December 31, 2016, representing a decrease of $312,472 or 28%. The decrease year-over-year was primarily related to 2016 support of and efforts to grow our network of channel partners, including one-time consulting and the launch of IntelliCloud University, our on-line training and on-boarding tool.

Depreciation

Depreciation was $11,831 for the twelve months ended December 31, 2017, as compared with $10,687 for the twelve months ended December 31, 2016, representing an increase of $1,144 or approximately 11%. The increase year-over-year reflects the impact of new assets depreciating.

Interest Expense, Net

Interest expense, net, was $609,851 during the twelve months ended December 31, 2017 as compared with $206,332 during the twelve months ended December 31, 2016, representing an increase of $403,519 or 196%. The increase year-over-year resulted primarily from interest expense and amortization of debt issuance costs and beneficial conversion feature discounts associated with our notes payable issued in December 2016, January 2017, and November 2017.

Liquidity and Capital Resources

We have financed our operations primarily through a combination of cash on hand, cash generated from operations, borrowings from third parties and related parties, and proceeds from private sales of equity. As of December 31, 2017, our major liquidity indicators are:

●	Cash $1,125,921 and

●	Working Capital Deficiency $(1,096,120).

From our inception, we have generated revenues from the sales and implementation of our internally generated software applications. Our plan is to increase our sales and market share by developing a targeted marketing approach to select vertical markets and an expanded network of resellers through which we expect to sell our expanded software product portfolio, as well as continue to enhance our direct selling results. We expect that this marketing initiative will require us to continue our efforts towards direct marketing campaigns and leads management, reseller training and on-boarding, and to develop additional software integration and customization capabilities, all of which will require additional capital. Although management believes that we may have access to additional capital resources, there are currently no commitments in place for new financing, and there is no assurance that we will be able to obtain funds on commercially acceptable terms, if at all.

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

On November 17 and November 30, 2017, the Company entered into note purchase agreements with certain accredited investors for a private placement of convertible notes for net proceeds of $2,000,000. The proceeds from these notes were used primarily to fund our working capital needs and general corporate purposes, including without limitation, debt reduction.

The Company expects that through the next 12 months the capital requirements to fund the Company’s growth and to cover the operating costs as a public company will consume substantially all the cash flows that it intends to generate from its operations, in addition to the proceeds from the issuances of debt and equity securities. The Company further believes that during this period, while the Company is focusing on the growth and expansion of its business, the gross profit that it expects to generate from operations may not generate sufficient funds to cover these anticipated operating costs. Our cash flows to meet our cash requirements are insufficient by approximately $107,000 per month. Assuming over the next 12 months, we do not increase our cash flow generated from operations or obtain additional capital or debt financing, we will not have sufficient funds for planned operations and service for existing current debt obligations.

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

Liquidity and Capital Resource - Equity Capital Resources

Shares Issued and Outstanding and Shares Reserved for Exercise of Warrants, Stock Options, and the 2015 Plan

As of March 27, 2018, the Company has 17,729,421 shares of common stock issued and outstanding; and 22,963,385 shares reserved for issuance upon the exercise of outstanding warrants, convertible notes, outstanding stock options, and shares reserved for the 2015 Plan.

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

On September 21, 2017, the Company entered into note purchase agreements with certain accredited investors for a private placement of convertible notes for net proceeds of $150,000. The proceeds from these notes were used primarily to fund our working capital needs and general corporate purposes. The notes were exchanged for promissory notes of the same principal amount as set forth in the paragraph below on November 30, 2017.

On November 17 and November 30, 2017, the Company entered into note purchase agreements with certain accredited investors for a private placement of convertible notes with an aggregate original principal balance of $2,150,000, for new cash proceeds of $2,000,000. The proceeds from these notes was used to repay in full our outstanding indebtedness with the State of Ohio Development Authority, and will also be used to fund our working capital needs and general corporate purposes.

For more information, please see Note 7 to the Consolidated Financial Statements, titled Notes Payable, and Note 8 to the Consolidated Financial Statements, titled Notes Payable – Related Parties.

Summary of Outstanding Indebtedness at December 31, 2017

The Company’s outstanding indebtedness at December 31, 2017 is as follows:

●	Promissory note held by Ramon Shealy, dated December 31, 2014, with a principal balance of $193,453, current principal balance of $92,439, and accrued interest of $770.

●	Convertible notes held by accredited investors, dated December 30, 2016 and January 5 and January 30, 2017, with an aggregate original principal balance of $1,250,000, current principal balance of $1,250,000, and accrued interest of $81,358.

●	Convertible notes held by accredited investors, dated November 17 and November 30, 2017, with an aggregate original principal balance of $2,150,000, current principal balance of $2,150,000, and accrued interest of $17,283.

Capital Expenditures

There were no material commitments for capital expenditures at December 31, 2017.

Cash Flows

Operating Activities

Net cash used in operating activities for the twelve months ended December 31, 2017, and 2016 was $1,122,444 and $1,260,681, respectively. During the twelve months ended December 31, 2017, the net cash used in operating activities was primarily attributable to the net loss adjusted for non-cash expenses of $258,693, an increase in operating assets of $52,368 and an increase in operating liabilities of $30,568. During the twelve months ended December 31, 2016, the net cash used in operating activities was primarily attributable to the net loss adjusted for non-cash expenses of $472,546, an increase in operating assets of $169,812 and an increase in operating liabilities of $12,896.

Investing Activities

Net cash used in investing activities for the twelve months ended December 31, 2017, and 2016 amounted to $12,624 and $6,867, respectively, and was related to the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the twelve months ended December 31, 2017 amounted to $1,571,043. New borrowings of $2,710,000 were partially offset by $821,430 of notes payable repayments, of which $34,969 was repaid to related parties.

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

Critical Accounting Policies and Estimates

Liquidity, Going Concern and Management’s Plans

We have incurred substantial recurring losses since our inception. The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. During the years 2012 through 2017 we raised a total of $11,383,494 through issuance of debt and equity securities. We are also in the process of exploring strategies to increase our existing revenues. We believe we will be successful in these efforts; however, there can be no assurance we will be successful in raising additional debt or equity financing or finding any other financing source to fund our operations on terms agreeable to us.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Intellinetics, Inc. and Subsidiary

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Intellinetics, Inc. and Subsidiary (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years then ended, and related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Uncertainty About the Company’s Ability to Continue as a Going Concern

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GBQ Partners LLC
We have served as the Company’s auditor since 2012
Columbus, Ohio
April 2, 2018

INTELLINETICS, INC. and SUBSIDIARY

Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash	$1,125,921	$689,946
Accounts receivable, net	295,815	259,497
Prepaid expenses and other current assets	162,450	150,620

Total current assets	1,584,186	1,100,063

Property and equipment, net	14,760	18,783
Other assets	10,284	10,285

Total assets	$1,609,230	$1,129,131

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$471,200	$767,197
Deferred revenues	703,971	665,460
Deferred compensation	213,166	215,012
Notes payable - current	875,000	360,496
Notes payable - related party - current	416,969	38,307
Total current liabilities	2,680,306	2,046,472

Long-term liabilities:
Notes payable - net of current portion	1,221,384	585,782
Notes payable - related party - net of current portion	312,680	299,447
Deferred interest expense	-	158,062
Other long-term liabilities - related parties	29,997	1,125

Total long-term liabilities	1,564,061	1,044,416

Total liabilities	4,244,367	3,090,888

Stockholders’ deficit:
Common stock, $0.001 par value, 50,000,000 shares authorized; 17,426,729 and 16,815,850 shares issued and outstanding at December 31, 2017 and 2016, respectively	30,431	26,816
Additional paid-in capital	13,648,519	12,966,177
Accumulated deficit	(16,314,087)	(14,954,750)
Total stockholders’ deficit	(2,635,137)	(1,961,757)
Total liabilities and stockholders’ deficit	$1,609,230	$1,129,131

See Notes to these consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARY

Consolidated Statements of Operations

	For the Year Ended December 31,
	2017	2016

Revenues:
Sale of software	$452,238	$390,583
Software as a service	625,557	525,282
Software maintenance services	966,011	988,690
Professional services	451,628	502,952
Third Party services	128,007	194,226

Total revenues	2,623,441	2,601,733

Cost of revenues:
Sale of software	97,899	73,566
Software as a service	304,512	247,928
Software maintenance services	120,422	127,805
Professional services	198,133	135,486
Third Party services	39,496	125,024

Total cost of revenues	760,462	709,809

Gross profit	1,862,979	1,891,924

Operating expenses:
General and administrative	2,199,904	2,118,924
Sales and marketing	819,820	1,132,292
Depreciation	11,831	10,687

Total operating expenses	3,031,555	3,261,903

Loss from operations	(1,168,576)	(1,369,979)

Other income (expense)
Gain on retirement of debt	419,090	-
Interest expense, net	(609,851)	(206,332)

Total other income (expense)	(190,761)	(206,332)

Net loss	$(1,359,337)	$(1,576,311)

Basic and diluted net loss per share:	$(0.08)	$(0.09)

Weighted average number of common shares outstanding - basic and diluted	17,372,595	16,650,085

See Notes to these consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARY

Consolidated Statement of Stockholders’ Deficit

For the Twelve Months Ended December 31, 2017

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2015	14,908,439	$21,909	$11,537,093	$(13,378,439)	$(1,819,437)

Sales of Stock	1,013,198	1,013	558,272		559,285

Stock Issued to Directors	69,443	69	62,431	-	62,500

Stock Option Compensation	-	-	137,878	-	137,878

Exercise of Stock Warrants	520,858	3,521	(22)	-	3,499

Note Conversion Warrant Expense	-	-	137,970	-	137,970

Note Offer Warrant Expense	-	-	97,435	-	97,435

Convertible Securities Exercised	303,912	304	169,735	-	170,039

Beneficial Conversion of Convertible Notes	-	-	265,385	-	265,385

Net Loss	-	-	-	(1,576,311)	(1,576,311)

Balance, December 31, 2016	16,815,850	$26,816	$12,966,177	$(14,954,750)	$(1,961,757)

Stock Issued to Directors	114,831	115	65,510	-	65,625

Stock Option Compensation	-	-	153,420	-	153,420

Exercise of Stock Warrants	496,111	3,500	(3,500)	-	0

Note Offer Warrant	-	-	218,389	-	218,389

Beneficial Conversion of Convertible Notes	-	-	248,523	-	248,523

Net Loss	-	-	-	(1,359,337)	(1,359,337)

Balance, December 31, 2017	17,426,792	$30,431	$13,648,519	$(16,314,087)	$(2,635,137)

See Notes to these consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARY

Consolidated Statements of Cash Flows

	For the Twelve Months Ended December 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(1,359,337)	$(1,576,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,831	10,687
Bad debt expense	4,221	23,244
Loss on disposal of fixed assets	4,816	-
Amortization of deferred financing costs	132,296	2,832
Amortization of beneficial conversion option	252,623	-
Stock issued for services	65,625	62,500
Stock options compensation	153,420	137,878
Note conversion warrant expense	-	137,970
Note offer warrant expense	52,951	97,435
Gain on retirement of debt	(419,090)	-
Changes in operating assets and liabilities:
Accounts receivable	(40,539)	(65,713)
Prepaid expenses and other current assets	(11,829)	(104,099)
Accounts payable and accrued expenses	(31,427)	(24,628)
Deferred compensation	(1,846)	-
Other long-term liabilities - related parties	28,872	(11,727)
Deferred interest expense	(3,542)	21,984
Deferred revenues	38,511	27,267
Total adjustments	236,893	315,630
Net cash used in operating activities	(1,122,444)	(1,260,681)

Cash flows from investing activities:
Purchases of property and equipment	(12,624)	(6,867)
Net cash used in investing activities	(12,624)	(6,867)

Cash flows from financing activities:
Sale of Common Stock	-	559,285
Exercise of stock options	-	3,499
Payment of deferred financing costs	(317,527)	(53,029)
Proceeds from notes payable	2,320,000	315,000
Proceeds from notes payable - related parties	390,000	375,000
Repayment of notes payable	(786,461)	(266,573)
Repayment of notes payable - related parties	(34,969)	(92,806)
Net cash provided by financing activities	1,571,043	840,376

Net increase (decrease) in cash	435,975	(427,172)
Cash - beginning of period	689,946	1,117,118
Cash - end of period	$1,125,921	$689,946

Supplemental disclosure of cash flow information:
Cash paid during the period for interest and taxes	$170,889	$56,702

Supplemental disclosure of non-cash financing activities:
Accrued interest notes payable converted to equity	$-	$35,039
Discount on notes payable for beneficial conversion feature	248,523	121,154
Discount on notes payable - related parties for beneficial conversion feature	-	144,231
Discount on notes payable for warrants	103,637	-
Discount on notes payable - related parties for warrants	61,801	-
Notes payable conversion warrant expense	-	113,762
Notes payable conversion underwriting warrant expense	-	24,207
Notes payable converted to equity	-	135,000

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

The Company is a document solutions software development, sales and marketing company serving both the public and private sectors. The Company’s software platform allows customers to capture and manage all documents across operations such as scanned hard-copy documents and all digital documents including those from Microsoft Office 365, digital images, audio, video and emails. The Company’s solutions create value for customers by making it easy to connect business-critical documents to the processes they drive by making them easy to find, secure and compliant with its customers’ audit requirements.

2.	Basis of Presentation

The accompanying audited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The Company has evaluated subsequent events through the issuance of this Form 10-K.

3.	Liquidity and Management’s Plans

Through December 31, 2017, the Company had incurred an accumulated deficit since its inception of $16,314,087. At December 31, 2017, the Company had a cash balance of $1,125,921.

From the Company’s inception, it has generated revenues from the sales and implementation of its internally generated software applications.

The Company’s business plan is to increase our sales and market share by developing a targeted marketing approach to select vertical markets and an expanded network of resellers through which we expect to sell our expanded software product portfolio, as well as continue to enhance our direct selling results. We expect that this marketing initiative will require us to continue our efforts towards direct marketing campaigns and leads management, reseller training and on-boarding, and to develop additional software integration and customization capabilities, all of which will require additional capital.

The Company expects that through the next 12 months, the capital requirements to fund the Company’s growth, service existing debt obligations, and to cover the operating costs as a public company will consume substantially all of the cash flows that it intends to generate from its operations. The Company further believes that during this period, while the Company is focusing on the growth and expansion of its business, the gross profit that it expects to generate from operations will not generate sufficient funds to cover these anticipated operating costs. Our cash requirements are insufficient by approximately $107,000 per month. During 2017 and 2016, the Company has used the proceeds from the convertible note issuances and the sale of equity securities to sustain operations and to follow through on the execution of its business plan. There is no assurance that the Company has or will be able to obtain sufficient funds to fund the Company’s operations. Given these conditions, the Company’s ability to continue as a going concern is contingent upon increasing its revenues and successfully managing its cash requirements. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrants into established markets, the competitive environment in which the Company operates and its cash requirements. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the twelve months ended December 31, 2017, the Company raised $2,392,473, net of financing costs of $317,527, through the issuance of convertible notes and warrants. The proceeds from the issuance and the sale were used to fund the Company’s working capital needs and debt repayment obligations.

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

The number of customers that comprise the Company’s customer base, along with the different industries, governmental entities and geographic regions, in which the Company’s customers operate, limits concentrations of credit risk with respect to accounts receivable. The Company does not generally require collateral or other security to support customer receivables; however, the Company may require its customers to provide retainers, up-front deposits or irrevocable letters-of-credit when considered necessary to mitigate credit risks. The Company has established an allowance for doubtful accounts based upon facts surrounding the credit risk of specific customers and past collections history. Credit losses have been within management’s expectations. At December 31, 2017 and 2016, the Company’s allowance for doubtful accounts was $16,443 and $19,034, respectively.

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

On January 3 and March 17, 2017, the Company issued 61,110 and 2,941 new Shares, respectively, of restricted common stock to directors of the Company in accordance with the 2015 Intellinetics Equity Incentive Plan (the “2015 Plan”). Stock compensation of $57,500 was recorded on the issuance of the Shares. On December 19, 2017, the Company issued 50,780 new Shares, respectively, of restricted common stock to directors of the Company in accordance with the 2015 Plan. Stock compensation of $8,125 was recorded on the issuance of the Shares.

On March 15, 2017, the Company granted an employee stock options to purchase 100,000 Shares at an exercise price of $0.85 per Share, in accordance with the 2015 Plan, with vesting continuing until 2020. The total fair value of $70,872 for these stock options would have been recognized by the Company over the applicable vesting period. These options were forfeited upon the termination of the employee and expiry of the exercise period. The total stock option compensation for the twelve months ended December 31, 2017 was $19,563.

On September 25, 2017, the Company granted an employee stock options to purchase 750,000 Shares at an exercise price of $0.30 per Share and 500,000 Shares at an exercise price of $0.38 per Share, in accordance with the 2015 Plan, with vesting continuing until 2019. The options exercisable at $0.38 per Share were also granted with contingencies regarding the Shares becoming available under the 2015 Plan. The total fair value of $321,011 for these stock options will be recognized by the Company over the applicable vesting period. The total stock option compensation for the twelve months ended December 31, 2017 was $42,772.

For the twelve months ended December 31, 2017, the Company recorded Share-based compensation to employees of $153,420, and to non-employees of $65,625. For the twelve months ended December 31, 2016, the Company recorded Share-based compensation to employees of $137,878, and to non-employees of $55,000.

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

Research and Development

We design, develop, test, market, license, and support new software products and enhancements of current products. We continuously monitor our software products and enhancements to remain compatible with standard platforms and file formats. We expense our software development costs as incurred. For the twelve months ending December 31, 2017 and 2016, our research and development costs were $412,405 and $386,285, respectively.

Recent Accounting Pronouncements

Stock Compensation

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification on the statement of cash flows. ASU 2016-09 will be effective for the Company beginning in its first quarter of 2017. The Company adopted this guidance on January 1, 2017 without a material impact to the financial statements and will continue with their election to recognize forfeitures as incurred.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. ASU 2016-02 will be effective for the Company beginning in its first quarter of 2019, and early adoption is permitted. The Company is currently evaluating the timing of its adoption and the impact of adopting ASU 2016-02 on its consolidated financial statements, which will require right of use assets and lease liabilities to be recorded in the consolidated balance sheet for operating leases with a lease term of more than twelve months.

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

As required, the Company will adopt the new standard on January 1, 2018, and currently anticipates adopting the standard using the full retrospective method to restate each prior reporting period presented. The Company’s ability to adopt this standard using the full retrospective method is dependent upon system readiness for both revenue and commissions and the completion of the analysis of information necessary to restate prior period financial statements. As the Company continues to assess the new standard along with industry trends and additional interpretive guidance, the Company may adjust its implementation plan accordingly

The Company believes that there will be no significant changes required to our processes and systems to adopt the new standard. We are also identifying and designing additional controls and updating our accounting policies to support our implementation and ongoing compliance with the new standard. The Company expects revenue recognition for its sale of software, maintenance, professional and third party services offerings to remain largely unchanged. However, the new standard is expected to change the timing of revenue recognition in certain areas, including software licenses with professional services and software as a service with professional services. These impacts are not expected to be material. We expect adoption of the standard will result in the recognition of less revenue of $11,336 in 2017. The Company is also evaluating the impact of the guidance in Accounting Standards Codification (ASC) 340-40, Other Assets and Deferred Costs; Contracts with Customers, under ASU 2014-09. Under ASC 340-40, the Company would be required to capitalize and amortize incremental costs of obtaining a contract. Since the company currently expenses sales commissions as incurred, the requirement in the new standard to capitalize certain in-scope sales commissions will result in an accounting change for the company. However, the impact to the consolidated financial statements is not expected to be material. We expect adoption of the new standard for accounting for costs to obtain a contract will result in an increase of sales and marketing expense of $4,260 in 2017, primarily due to the next impact of capitalization of commissions earned in 2017 and the amortization expense from commissions capitalized prior to 2017.

The Company does not expect the adoption of ASU 2014-09 to have any impact to cash provided by or used in operating, financing, or investing activities on our consolidated cash flows statements. Additionally, the Company does not expect the adoption of ASU 2014-09 to have a material impact on taxes, as our deferred taxes are subject to a full valuation allowance. The Company continues to assess all potential impacts of the guidance and given normal ongoing business dynamics, preliminary conclusions are subject to change. In future periods, the new standard will require us to disclose additional information in the notes to our consolidated financial statements, including disaggregation of our revenue, remaining performance obligations, and other quantitative and qualitative information about our contracts with customers.

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

Advertising

The Company expenses the cost of advertising as incurred. Advertising expense for the twelve months ended December 31, 2017 and 2016 amounted to approximately $23,675 and $1,727, respectively.

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

Deferred income taxes are recognized for the tax consequences in future years of temporary differences between the financial reporting and tax bases of assets and liabilities as of each period-end based on enacted tax laws and statutory rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A 100% valuation allowance has been established on deferred tax assets at December 31, 2017 and 2016, due to the uncertainty of our ability to realize future taxable income.

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

The Tax Cuts and Jobs Act (The Act) was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. There are other provisions of the Act that will affect the determination of income tax for the Company in future years. At December 31, 2017, the Company had not completed their accounting for the tax effects of enactment of the Act; however, as described below, a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax has been made.

The Company has remeasured certain deferred tax assets and liabilities as of the enactment date of the Act based on the rates at which they are expected to reverse in the future, which is generally 21%. However, management is still analyzing certain aspects of the Act and refining its calculations, which may affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of our deferred tax balance was approximately $1,840,000, which was offset by a reduction in the valuation allowance.

Statement of Cash Flows

For purposes of reporting cash flows, cash includes cash on hand and demand deposits held by banks.

6.	Property and Equipment

Property and equipment are comprised of the following:

	December 31, 2017	December 31, 2016
Computer hardware and purchased software	$252,275	$309,667
Leasehold improvements	221,666	221,666
Furniture and fixtures	82,722	88,322
	556,663	619,655
Less: accumulated depreciation and amortization	(541,903)	(600,872)
Property and equipment, net	$14,760	$18,783

Total depreciation expense on the Company’s property and equipment for the twelve months ended December 31, 2017 and 2016 amounted to $11,831 and $10,687, respectively.

7.	Notes Payable

On July 17, 2009, Intellinetics Ohio, now the sole operating subsidiary of the Company, issued a note payable to the Ohio State Development Authority in the amount of $1,012,500, bearing interest at a rate of 6.00% per annum (“Authority Loan No. 1”). Pursuant to the terms of the Authority Loan No. 1, Intellinetics Ohio was required to pay only interest through September 30, 2010 and thereafter monthly principal and interest payments of $23,779 each through September 1, 2015. The Authority Loan No. 1 was secured by a senior secured interest on all business assets financed with loan proceeds, as well as a second secured interest in all business assets. Upon maturity, by acceleration or otherwise, Intellinetics Ohio was required to pay a loan participation fee of $101,250, which was accounted for as a loan premium, accreted monthly, utilizing the interest method, over the term of the Authority Loan No. 1. In June 2014, Intellinetics Ohio and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule relating to Authority Loan No.1, deferring a portion of the principal and interest payment until June 1, 2015. On September 25, 2015, Intellinetics Ohio and the Ohio State Development Authority entered into a Third Amendment to the Loan Agreement related to Authority Loan No. 1, deferring a portion of the principal payment until October 1, 2016 and extending the maturity date until August 1, 2018.

On June 3, 2011, Intellinetics Ohio issued a note payable to the Ohio State Development Authority in the amount of $750,000, bearing interest at a rate of 1% per annum for the first 12 months, then interest at a rate of 7% per annum for the second 12 months (“Authority Loan No. 2,” and together with Authority Loan No. 1, the “Authority Loans”). Intellinetics Ohio was not obligated to remit payments of principal until September 1, 2013. The monthly principal and interest payments, beginning on the third anniversary of the loan origination, was $14,850 and was payable on a monthly basis through August 1, 2018. The Authority Loan No. 2 was secured by a senior secured interest on all business assets financed with loan proceeds, as well as a second secured interest in all business assets. Upon maturity, by acceleration or otherwise, Intellinetics Ohio was required to pay a loan participation fee of $75,000, which was accounted for as a loan premium, accreted monthly utilizing the interest method, over the term of the Authority Loan No. 2. The interest rate of 1% during the first 12 months of this loan was considered to be below market for that period. Intellinetics Ohio further determined that over the life of the Authority Loan No. 2, the effective interest rate was 5.6% per annum. Accordingly, during the first 12 months of the Authority Loan No. 2, Intellinetics Ohio recorded interest expense at the 5.6% rate per annum. The difference between the interest expense accrual at 5.6% and the stated rate of 1% over the first 12 months was credited to deferred interest. The deferred interest amount that was accumulated over the first 12 months of the loan term was amortized as a reduction to interest expense over the remaining term of the Authority Loan No. 2. On December 31, 2017 and 2016, deferred interest of $0 and $158,062, respectively, was reflected within long-term liabilities on the accompanying consolidated balance sheets. In June 2014, Intellinetics Ohio and the Ohio State Development Authority entered into a Notice and Acknowledgement of Modification to Payment Schedule, deferring a portion of the principal and interest payment until June 1, 2015. On September 25, 2015, Intellinetics Ohio and the Ohio State Development Authority entered into a Third Amendment to the Loan Agreement related to Authority Loan No. 2, deferring a portion of the principal payment until October 1, 2016.

The Authority Loans were granted to Intellinetics Ohio in connection with the State of Ohio’s economic development programs. The proceeds from these loans were used by Intellinetics Ohio to support its efforts in developing software solutions for its customers.

On November 17, 2017, proceeds from the issuance of convertible promissory notes were used in a negotiated settlement in the amount of $525,000 with the Ohio State Development Authority to retire Authority Loan No. 1 and Authority Loan No. 2 with combined principal, accrued interest, and accrued fees totaling $944,090. The settlement amount of $525,000 included paying principal of $487,663 in full and $37,337 in accrued interest and fees. For the twelve months ended December 31, 2017, a gain on retirement of debt of $419,090 was reflected within other income on the consolidated statements of income, representing basic and diluted net income per share of $0.02.

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

Between June 24, 2014 and July 7, 2014, the Company issued convertible promissory notes in an aggregate amount of $135,000 to two accredited investors (“2014 Unrelated Notes.”) The notes matured on December 31, 2015, and bore interest at an annual rate of interest of 10% until maturity, with interest payable quarterly. The note investors had a right, in their sole discretion, to convert the notes into Shares under certain circumstances at a conversion rate of $0.56 per Share. Because the notes had not been fully repaid by the Company or converted into Shares prior to maturity, the notes began accruing interest at the annual rate of 12% commencing on the maturity date. The Company used the proceeds for working capital, general corporate purposes, and debt repayment. On January 6, 2016, the note investors converted $135,000 of the notes and accrued interest thereon of $35,038 into 303,912 Shares and 141,698 warrants to purchase Shares, as part of a private placement and note exchange commenced in December 2015. The warrants have an exercise price equal to $0.65 per Share and contain a cashless exercise provision. All warrants are immediately exercisable and are exercisable for five years from issuance. Interest expense of $113,762 was recorded on the issuance of these warrants.

On December 30, 2016, the Company issued convertible promissory notes in an aggregate amount of $315,000 (“2016 Unrelated Notes”) to unrelated accredited investors. Between January 6, 2017 and January 31, 2017, the Company issued a total of $560,000 of convertible promissory notes to unrelated accredited investors. Placement agent and escrow agent fees of $87,360 and $12,895 were deducted from the respective cash proceeds. The notes mature on December 31, 2018, and bear interest at an annual rate of interest of 12% until maturity, with partial interest of 6% payable quarterly. The note investors have a right, in their sole discretion, to convert the notes into Shares under certain circumstances at a conversion rate of $0.65 per Share. If the notes have not been fully repaid by the Company by the maturity date or converted into Shares at the election of the note investors prior to maturity, then such notes will accrue interest at the annual rate of 14% from the maturity date until the date the notes are repaid in full. Any interest not paid quarterly will also accrue interest at the annual rate of 8% instead of 6%. The Company used the proceeds of the notes for working capital, general corporate purposes, and debt repayment. The Company recognized a beneficial conversion feature in the amount of $369,677. Interest expense recognized on the amortization of the beneficial conversion feature was $180,508 and $0 for the twelve months ended December 31, 2017 and 2016, respectively.

On November 17 and November 30, 2017, the Company issued convertible promissory notes in an aggregate amount of $1,760,000 (“2017 Unrelated Notes”) to unrelated accredited investors. Placement agent and escrow agent fees of $73,300 and $101,510 were deducted from the respective cash proceeds. The notes mature on November 30, 2019, and bear interest at an annual rate of interest of 8% until maturity, with interest of 8% payable quarterly beginning July 1, 2018. The effective interest rate is 6% for the term of the notes. The note investors have a right, in their sole discretion, to convert the notes into Shares under certain circumstances at a conversion rate of $0.20 per Share. If the notes have not been fully repaid by the Company by the maturity date or converted into Shares at the election of the note investors prior to maturity, then such notes will accrue interest at the annual rate of 12% from the maturity date until the date the notes are repaid in full. The Company will use the proceeds of the notes for working capital, general corporate purposes, and debt repayment.

The table below reflects all notes payable at December 31, 2017 and 2016, respectively, with the exception of related party notes disclosed in Note 8 - Notes Payable - Related Parties.

	December 31, 2017	December 31, 2016
Authority Loan No. 1, due August 1, 2018	$-	$353,346
Authority Loan No. 2, due August 1, 2018	-	433,115
2016 Unrelated Notes	685,831	193,846
2017 Unrelated Notes	1,760,000	-
Total notes payable	$2,445,831	$980,307
Less unamortized debt issuance costs	(349,447)	(34,029)
Less current portion	(875,000)	(360,496)
Long-term portion of notes payable	$1,221,384	$585,782

Future minimum principal payments of these notes payable with the exception of the related party notes in Note 8 - Notes Payable - Related Parties, as described in this Note 7 are as follows:

For the Twelve-Months
Ending December 31,	Amount
2018	$875,000
2019	1,570,831
Total	$2,445.831

As of December 31, 2017 and 2016, accrued interest for these notes payable with the exception of the related party notes in Note 8 - Notes Payable - Related Parties, was $70,304 and $282,147, respectively, and was reflected within accounts payable and accrued expenses on the consolidated balance sheets. As of December 31, 2017 and 2016, accrued loan participation fees were $0 and $172,659, respectively, and reflected within accounts payable and accrued expenses on the consolidated balance sheets. As of December 31, 2017 and 2016, deferred financing costs were $349,447 and $34,029, respectively, and was reflected within long-term liabilities on the consolidated balance sheets.

With respect to all notes outstanding (other than the notes to related parties), for the twelve months ended December 31, 2017 and 2016, interest expense, including the amortization of deferred financing costs, accrued loan participation fees, original issue discounts, deferred interest and related fees, interest expense related to warrants issued for the conversion of convertible notes, and the embedded conversion feature was $425,023 and $190,560, respectively.

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

On March 29, 2012, the Company issued an unsecured promissory note payable to Ramon Shealy, a then-director of the Company, who subsequently resigned from the Company’s board of directors (“Board of Directors”) on December 17, 2012, for personal reasons, in the amount of $238,000, bearing interest at a rate of 10% for the term of the note. All principal and interest was due and payable on September 27, 2012, but was later extended to November 24, 2012. On April 16, 2012, the Company issued another promissory note payable to Mr. Shealy, in the amount of $12,000, bearing interest at a rate of 10% per quarter. All principal and interest was due on July 15, 2012, but was later extended to November 24, 2012. On November 24, 2012, the two notes were cancelled and replaced with a $250,000 promissory note, under the same terms, with a maturity date of January 1, 2014. On December 24, 2013, the maturity date of the $250,000 promissory note was extended to January 1, 2015. On March 13, 2013, the Company paid $100,000 of the principal amount of the $250,000 promissory note to Mr. Shealy. On December 31, 2014, the Company and Ramon Shealy agreed to extended payment terms for the remaining total principal and interest in the amount of $193,453, payable in sixty (60) monthly installments beginning January 31, 2015, with a maturity date of January 1, 2020. As of December 31, 2017 and, 2016, this Note had a principal balance of $92,439 and $127,408, respectively. As of December 31, 2017 this Note had $770 of accrued interest.

On November 30, 2016, the Company issued convertible promissory notes in a maximum aggregate principal amount of $225,000 to Robert and Michael Taglich (each holding more than 5% beneficial interest in the Company’s Shares) and Robert Schroeder (Director) (“2016 Bridge Notes”). The notes had a maturity date of December 1, 2017, bearing interest at an annual rate of interest of 8% until maturity. Each note holder had a right, in their sole discretion, to convert the notes into securities to be issued by the Company in a private placement of equity, equity equivalent, convertible debt or debt financing. Interest expense recognized for the twelve months ended December 31, 2016 was $1,125. On December 30, 2016, the Bridge Notes were converted by the note holders into the 2017 Related Notes, described below.

On December 30, 2016, the Company issued convertible promissory notes in an aggregate amount of $375,000 (the “2016 Related Notes”) to accredited investors, including Robert and Michael Taglich (each holding more than 5% beneficial interest in the Company’s Shares) and Robert Schroeder (Director), in exchange for the conversion of $225,000 principal from the Bridge Notes and $150,000 cash. The notes bear interest at an annual rate of interest of 12 percent until maturity, with partial interest of 6% payable quarterly, and mature on December 31, 2018. The note investors have a right, in their sole discretion, to convert the notes into Shares at a conversion rate of $0.65 per Share. If the notes have not been fully repaid by the Company by the maturity date or converted into Shares at the election of the note investors prior to the maturity date, then such notes will accrue interest at the annual rate of 14% from the maturity date until the date the notes are repaid in full. Any interest not paid quarterly will also accrue interest at the annual rate of 8% instead of 6%. The Company used the proceeds of the notes for working capital, general corporate purposes, and debt repayment. The Company recognized a beneficial conversion feature in the amount of $144,231. Interest expense recognized on the amortization of the beneficial conversion feature was $72,115 and $0 for the twelve months ended December 31, 2017 and 2016, respectively.

On September 21, 2017, the Company issued convertible promissory notes in a maximum aggregate principal amount of $154,640 (the “2017 Bridge Notes”) to Robert and Michael Taglich (each holding more than 5% beneficial interest in the Company’s Shares). The notes included an original issue discount of $4,640. Interest expense recognized on the amortization of the original discount was $889, for the twelve months ended December 31, 2017. The notes bear interest at an annual rate of interest of 8% beginning March 21, 2018, until maturity, and mature on September 21, 2018. The effective interest rate is 7% for the term of the notes. Any interest not paid at maturity will also accrue interest at the annual rate of 12% instead of 8%. The note investors have a right, in their sole discretion, to convert the notes into securities to be issued by the Company in a private placement of equity, equity equivalent, convertible debt or debt financing. In conjunction with the issue of the 2016 Bridge Notes, 150,000 warrants were issued. The warrants have an exercise price equal to $0.30 per Share and contain a cashless exercise provision. All warrants are immediately exercisable and are exercisable for five years from issuance. The Company recognized debt issuance costs, recorded as a debt discount, on the issue of the warrants in the amount of $38,836. Interest expense recognized on the amortization of the debt discount was $38,836, for the twelve months ended December 31, 2017. On November 30, 2017, principal in the amount of $150,000 of the 2017 Bridge Notes was converted by the note holders into the 2017 Related Notes, described below.

On November 17, 2017, the Company issued convertible promissory notes in an aggregate amount of $390,000 (the “2017 Related Notes”) to accredited investors, including Robert and Michael Taglich (each holding more than 5% beneficial interest in the Company’s Shares) and James DeSocio (Executive Officer and Director), in exchange for the conversion of $150,000 principal from the 2017 Bridge Notes and $240,000 cash. The notes mature on November 30, 2019, and bear interest at an annual rate of interest of 8% until maturity, with interest of 8% payable quarterly beginning July 1, 2018. The effective interest rate is 6% for the term of the notes. The note investors have a right, in their sole discretion, to convert the notes into Shares under certain circumstances at a conversion rate of $0.20 per Share. If the notes have not been fully repaid by the Company by the maturity date or converted into Shares at the election of the note investors prior to maturity, then such notes will accrue interest at the annual rate of 12% from the maturity date until the date the notes are repaid in full. The Company will use the proceeds of the notes for working capital, general corporate purposes, and debt repayment.

The table below reflects Notes payable due to related parties at December 31, 2017 and 2016, respectively

	December 31, 2017	December 31, 2016
The $250,000 Shealy Note	$92,439	$127,408
2016 Related Notes	302,885	230,769
2017 Related Notes	390,000	-
Total notes payable - related party	$785,324	$358,177
Unamortized debt issuance costs	(55,675)	(20,423)
Less current portion	(416,969)	(38,307)
Long-term portion of notes payable-related party	$312,680	$299,447

Future minimum principal payments of these notes payable as described in this Note 8 are as follows:

For the Twelve Months Ending December 31,	Amount
2018	$416,969
2019	368,355
TOTAL	$785,324

As of December 31, 2017 and 2016, accrued interest for these notes payable – related parties amounted to $29,997 and $1,125, respectively.

For the twelve months ended December 31, 2017 and 2016, interest expense in connection with notes payable – related parties was $184,828 and $15,772 respectively.

9.	Deferred Compensation

Pursuant to the Company’s employment agreements with the founders, the founders have earned incentive compensation totaling $213,166 and $215,012 in cash, as of December 31, 2017 and 2016, respectively, which payment obligation has been deferred by the Company until it reasonably believes it has sufficient cash to make the payment. Following the retirement of founder A. Michael Chretien on December 8, 2017, the Company expects to make bi-weekly payments of $1,846 until the deferred compensation has been paid, which will comprise 61 full payments and one partial payment of $1,569. For the twelve months ended December 31, 2017, the Company paid $1,846 which is reflected as a reduction in the deferred compensation liability.

10.	Commitments and Contingencies

Employment Agreements

The Company has entered into employment agreements with three of its key executives. Under their respective agreements, the executives serve at will and are bound by typical confidentiality, non-solicitation and non-competition provisions. Deferred compensation for the founders of the Company, as disclosed in note 9 above, is still outstanding as of December 31, 2017.

Operating Leases

On January 1, 2010, the Company entered into an agreement to lease 6,000 rentable square feet of office space in Columbus, Ohio. The lease commenced on January 1, 2010 and, pursuant to a lease extension dated August 9, 2016, the lease expires on December 31, 2021.

Future minimum lease payments under this operating lease are as follows:

For the Twelve Months Ending December 31,	Amount
2018	$51,696
2019	52,992
2020	54,288
2021	55,656
$214,632

Rent expense charged to operations for the twelve months ended December 31, 2017 and 2016 amounted to $53,006 and $40,500, respectively.

11.	Stockholders’ Equity

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

Sales of Unregistered Securities and Conversion of Convertible Promissory Notes

In 2015, the Company commenced a private offering of securities (the “Equity Offering”) with certain accredited investors for up to 1,666,666 units for a price of $1.20 per unit (the “Units”). Each Unit consisted of two Shares and a warrant to purchase one Share. The warrants are exercisable to purchase one Share at an exercise price of $0.65 per Share, contain a cashless exercise provision, and are exercisable for five years after issuance. Simultaneously with this Equity Offering, the Company also offered to existing noteholders the ability to convert into common stock any outstanding convertible notes issued by the Company, plus accrued interest, at each note’s conversion price (the “Note Conversion Offering”). In addition, upon such conversion, noteholders received warrants containing the same exercise terms and price as investors in the Equity Offering. A portion of the Equity Offering and Note Conversion Offering was completed in 2015, with the remainder of the offering closing in 2016. On January 6, 2016, noteholders converted $135,000 of convertible promissory notes with accrued interest of $35,038 into 303,912 Shares and also received 141,698 warrants, as part of the Note Conversion Offering. On January 25, 2016, the Company entered into security purchase agreements with accredited investors for 506,599 Units, which consisted of 1,013,198 Shares with 506,599 warrants for aggregate cash proceeds of $607,919, as part of the Equity Offering.

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

During the twelve months ended December 31, 2017 and 2016, the Company charged $0 and $113,762, respectively, in interest expense for the warrants issued to the Noteholders and $0 and $24,207, respectively, in underwriting expenses in regards to the warrants issued to the Placement Agent for the convertible promissory notes, utilizing the Black-Scholes valuation model to value the warrants issued. The fair value of warrants issued was determined to be $0.80.

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

Issuance of Restricted Common Stock to Directors

On January 5, March 22, and December 19, 2017, the Company issued 61,110; 2,941; and 50,780 Shares, respectively, of restricted common stock to directors of the Company as part of an annual compensation plan for directors. On January 2, 2016, the Company issued 69,443 Shares of restricted common stock to directors of the Company in accordance with the 2015 Plan, and as part of an annual compensation plan for directors. The grant of Shares was not subject to vesting. Stock compensation of $65,625 and $62,500 was recorded on the issuance of the common stock for the years ended December 31, 2017 and 2016, respectively.

Exercise of Warrants

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

On February 15, 2013, the Company and Matthew Chretien, a member of the Board of Directors, entered into a return to treasury agreement dated February 15, 2013, whereby Matthew Chretien returned 500,000 Shares to the Company. As consideration for Matthew Chretien returning to the Company treasury these 500,000 Shares, the Company issued one four-year warrant to Matthew Chretien with a right to purchase 500,000 Shares at $0.007 per Share within four years of the shareholders of the Company increasing the number of authorized Shares, with piggyback registration rights. The warrant had a right of first refusal for Matthew Chretien to exercise up to 500,000 Shares prior to the Company issuing Shares in any transaction. On January 3, 2017, Matthew Chretien exercised the warrant and purchased 496,111 Shares at $0.007 per Share through a cashless exercise.

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

Between December 30, 2016 and January 30, 2017, the Company issued convertible promissory notes in an aggregate amount of $1,250,000 with certain accredited investors. The Company retained Taglich Brothers, Inc. as the exclusive placement agent for the Convertible Note Offering. In compensation, the Company paid the placement agent a cash payment of 8% of the gross proceeds of the offering, along with warrants to purchase Shares, and the reimbursement for the placement agent’s reasonable out of pocket expenses, FINRA filing fees and related legal fees. Subsequent to December 31, 2016, the Company paid the placement agent cash in the amount of $100,000 and issued the placement agent 153,846 warrants to purchase Shares at an exercise price at $0.75 per Share, which are exercisable for a period of five years, contain customary cashless exercise and anti-dilution protection and were entitled to piggyback registration rights with respect to the Registration Statement of the Company made effective in February 2018. Of the warrants issued to the placement agent, 84,923 warrants were issued in conjunction with proceeds raised in December 2016, and underwriting expense of $65,243 was recorded for the issuance of these warrants, utilizing the Black-Scholes valuation model to value the warrants issued. The remaining 68,923 warrants were issued in conjunction with proceeds raised in January 2017, and underwriting expense of $52,951 was recorded for the issuance of these warrants, utilizing the Black-Scholes valuation model to value the warrants issued. The fair value of warrants issued was determined to be $0.77.

On September 21, 2017, the Company issued 150,000 warrants to purchase one Share to Robert and Michael Taglich (each holding more than 5% beneficial interest in the Company’s Shares) in connection with the 2017 Bridge Notes. The warrants are exercisable to purchase one Share at an exercise price of $0.30 per Share, contain a cashless exercise provision, and are exercisable for five years after issuance. A debt discount of $38,837 was recorded for the issuance of these warrants, utilizing the Black-Scholes valuation model to value the warrants issued. The 2017 Bridge Notes were converted into the November 2017 Convertible Note Offering, and interest expense of $38,837 for amortization of the debt discount was recognized for the twelve months ended December 31, 2017. The fair value of warrants issued was determined to be $0.26.

Between November 17 and November 30, 2017, the Company issued convertible promissory notes in an aggregate amount of $2,150,000 with certain accredited investors. The Company retained Taglich Brothers, Inc. as the exclusive placement agent for the November 2017 Convertible Note Offering. In compensation, the Company paid the placement agent a cash payment of 8% of the gross proceeds of the offering, along with warrants to purchase Shares, and the reimbursement for the placement agent’s reasonable out of pocket expenses, FINRA filing fees and related legal fees. On November 17, 2017, the Company paid the placement agent cash in the amount of $172,000 and issued the placement agent 354,000 warrants to purchase Shares at an exercise price at $0.25 per Share, which are exercisable for a period of five years, contain customary cashless exercise and anti-dilution protection and were entitled to piggyback registration rights with respect to the Registration Statement of the Company made effective in February 2018. On November 30, 2017, the Company issued the placement agent 506,000 warrants to purchase Shares at an exercise price at $0.25 per Share, which will be exercisable for a period of five years, contain customary cashless exercise and anti-dilution protection and are entitled to registration rights. Debt issuance costs of $126,603 was recorded for the issuance of the November 17 and November 30, 2017 warrants, utilizing the Black-Scholes valuation model to value the warrants issued. The fair value of warrants issued was determined to be $0.17 and $0.13 for the November 17 and November 30 warrants, respectively. For the twelve months ended December 31, 2017, interest expense of $9,434 was recorded as amortization of the debt issuance costs.

The estimated values of warrants, as well as the assumptions that were used in calculating such values were based on estimates at the issuance date as follows:

	Bridge Noteholders November 30, 2016	Placement Agent December 30, 2016	Bridge Noteholders September 21, 2017
Risk-free interest rate	1.83%	1.93%	1.89%
Weighted average expected term	5 years	5 years	5 years
Expected volatility	123.94%	123.07%	130.80%
Expected dividend yield	0.00%	0.00%	0.00%

	Placement Agent November 17, 2017	Placement Agent November 30, 2017
Risk-free interest rate	2.06%	2.14%
Weighted average expected term	5 years	5 years
Expected volatility	129.87%	129.34%
Expected dividend yield	0.00%	0.00%

Shares Issued and Outstanding and Shares Reserved for Exercise of Warrants, Convertible Notes, and the 2015 Plan

The Company has 17,426,792 Shares issued and outstanding, 5,926,625 Shares reserved for issuance upon the exercise of outstanding warrants, 13,400,126 Shares reserved for issuance upon the conversion of convertible debt, and 2,366,506 Shares reserved for issuance under the 2015 Plan, as of December 31, 2017.

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

On March 15, 2017, the Company granted one employee stock options to purchase 100,000 Shares at an exercise price of $0.85 per Share in accordance with the 2015 Plan, with vesting continuing until 2020. The total fair value of $70,872 for these stock options would have been recognized by the Company over the applicable vesting period. These options were forfeited upon the termination of the employee and expiry of the exercise period. The total stock option compensation for the twelve months ended December 31, 2017 was $19,563.

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

The weighted average estimated values of director and employee stock option grants, as well as the weighted average assumptions that were used in calculating such values during the twelve months ended December 31, 2017 and 2016, were based on estimates at the date of grant as follows:

	April 30,	January 1,	February 10,
	2015 Grant	2016 Grant	2016 Grant
Risk-free interest rate	1.43%	1.76%	1.15%
Weighted average expected term	5 years	5 years	5 years
Expected volatility	143.10%	134.18%	132.97%
Expected dividend yield	0.00%	0.00%	0.00%

	December 6	March 15,	September 25,
	2016 Grant	2017 Grant	2017 Grant
Risk-free interest rate	1.84%	2.14%	1.85%
Weighted average expected term	5 years	5 years	5 years
Expected volatility	123.82%	121.19%	130.79%
Expected dividend yield	0.00%	0.00%	0.00%

A summary of stock option activity during the twelve months ended December 31, 2017 and 2016 under our stock option agreements is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2016	768,000	$0.75
Granted	560,000	0.90
Exercised	-
Forfeited and expired	-

Outstanding at December 31, 2016	1,328,000	$0.81	9 years	$115,200

Exercisable at December 31, 2016	590,500	$0.77	8 years	$79,200

Outstanding at January 1, 2017	1,328,000	$0.81
Granted	1,350,000	0.37
Exercised	-
Forfeited and expired	(440,000)	0.81

Outstanding at December 31, 2017	2,238,000	$0.55	9 years	$79,200

Exercisable at December 31, 2017	849,250	$0.70	8 years	$79,200

The weighted-average grant date fair value of options granted during the twelve months ended December 31, 2017 and 2016 was $0.29 and $0.78, respectively.

As of December 31, 2017 and 2016, there was $434,779 and $492,057, respectively, of total unrecognized compensation costs related to stock options granted under our stock option agreements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of two years. The total fair value of stock options that vested during the twelve months ended December 31, 2017 and 2016 was $156,766 and $49,062, respectively.

13.	Concentrations

Revenues from the Company’s services to a limited number of customers have accounted for a substantial percentage of the Company’s total revenues. For the twelve months ended December 31, 2017, the Company’s two largest customers, Ohio Department of Commerce, a direct client, and Tiburon, Inc., a Reseller, accounted for approximately 10%, each, of the Company’s revenues for that period. For the twelve months ended December 31, 2016, the Company’s two largest customers, Franklin County Data Center a direct end user and Tiburon, Inc. a Reseller, accounted for approximately 11% and 10%, respectively, of the Company’s revenues for that period.

For the twelve months ended December 31, 2017 and 2016, government contracts represented approximately 41% and 40% of the Company’s net revenues, respectively. A significant portion of the Company’s sales to Resellers represent ultimate sales to government agencies.

As of December 31, 2017, accounts receivable concentrations from the Company’s three largest customers were 39%, 12%, and 10% of gross accounts receivable, respectively, and as of December 31, 2016, accounts receivable concentrations from the Company’s three largest customers were 20%, 19%, and 16% of gross accounts receivable, respectively. Accounts receivable balances from the Company’s three largest customers at December 31, 2017 have been partially collected.

14.	Provision For Income Taxes

For the years ended December 31, 2017 and 2016, we have recognized the minimum amount of state income tax as required by the states that we are required to file taxes in. We are not currently subject to further federal or state tax since we have incurred losses since our inception.

As of December 31, 2017, we had federal and state net operating loss carry forwards of approximately $13,960,000, which can be used to offset future federal income tax. The federal and state net operating loss carry forwards expire at various dates through 2037. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in our opinion, utilization is not reasonably assured.

As of December 31, 2017, the deferred tax asset, primarily related to our net operating losses, was approximately $2,970,000. A 100 % valuation allowance has been established on deferred tax assets at December 31, 2017 and 2016, due to the uncertainty of our ability to realize future taxable income.

15.	Subsequent Events

Issuance of Restricted Common Stock to Directors

On January 2, 2018, the Company issued 302,629 new Shares, respectively, of restricted common stock to directors of the Company in accordance with the Company’s director compensation policy. Stock compensation of $57,500 was recorded on the issuance of the common stock.

Registration Statement for Sales of Unregistered Securities - Convertible Promissory Notes

Pursuant to the terms of the Equity Offering and the Note Conversion Offering, the Company agreed to file a registration statement with the SEC covering the Note Conversion Offering and the Shares issuable upon exercise of the Placement Agent warrants of November 17 and November 30, 2017. The registration statement was declared effective on February 8, 2018.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017 and concluded that our disclosure controls and procedures were not effective as of December 31, 2017 due to the material weakness that exists in our internal control over financial reporting, more fully described below.

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

Based on our evaluation, our principal executive officer and principal financial officer concluded that, as a result of the material weakness described below, as of December 31, 2017, we did not maintain effective internal control over financial reporting, based on criteria issued by COSO.

The material weakness in internal control over financial reporting resulted from the lack of controls and segregation of duties related to technical application of GAAP. Specifically, we did not have effective controls in place to properly identify certain mistakes in financial reporting schedules related to presentation on the statement of operations and cash flows and an error in a schedule to account for a warrant transaction which resulted in a material required adjustment identified by our independent registered public accounting firm in December 2017. Management is aware of the risks associated with the lack of segregation of duties due to the small number of employees currently working with general administrative and financial reporting matters. Due to our size and nature, segregation of all conflicting duties may not always be possible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.

To address and remediate the material weakness in internal control over financial reporting described above, we performed a comprehensive review of our related procedures and controls and took the following actions:

●	Modified and strengthened the accounting personnel structure, including the Chief Executive Officer in the internal control structure who was hired in September 2017.

●	Implemented enhanced reconciliation procedures and management review controls surrounding significant/unusual transactions.

We believe we are making progress toward achieving the effectiveness of our internal controls and disclosure controls. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. The Company will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions that it deems appropriate given the circumstances. The material weakness will not be considered fully remediated until the controls operate effectively for a sufficient period of time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the known material weakness expeditiously.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this report.

Changes In Internal Control Over Financial Reporting

Other than the remediation described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter of the fiscal year ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2017.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2017.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2017.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 2, 2018.

Intellinetics, Inc.

By:	/s/ James F. DeSocio
James F. DeSocio
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 2, 2018.

Name	Title

President, Chief Executive Officer, and Director
/s/ Matthew L. Chretien	(Principal Executive Officer)
Matthew L. Chretien

Chief Financial Officer and Treasurer
/s/ Joseph D. Spain	(Principal Financial and Accounting Officer)
Joseph D. Spain

/s/ Matthew L. Chretien	Chief Strategy Officer, Chief Technology Officer, Secretary, and Director
Matthew L. Chretien

/s/ Rye D’Orazio	Director
Rye D’Orazio

/s/ Roger Kahn	Director
Roger Kahn

/s/ Robert C. Schroeder	Chairman of the Board, and Director
Robert C. Schroeder

/s/ Sophie Pibouin	Director
Sophie Pibouin

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference
		Form	Exhibit	Filing Date

3.1.1	Articles of Incorporation of Intellinetics, Inc.	10-SB	3.1	10-02-2000

3.1.2	Certificate of Correction, effective May 22, 2007	8-K	3.1	06-15-2007

3.1.3	Certificate of Amendment to Articles of Incorporation of Intellinetics, Inc.	8-K	99.1	09-03-2014

3.2.1	Bylaws of Intellinetics, Inc.	10-SB	3.3	10-02-2000

3.2.2	Amendment No. 1 to the Bylaws of Intellinetics, Inc.	8-K	3.4	03-01-2012

4.1	Promissory Note by Intellinetics, Inc. in favor of Ramon Shealy in the principal amount of $238,000, dated March 29, 2012.	8-K/A	10.44	03-30-2012

4.2	The Promissory Note Second Extension Agreement by and among Intellinetics, Inc., and Ramon M. Shealy in the amount of $238,000, dated August 27, 2012	8-K	10.1	08-31-2012

4.3	The Promissory Note Third Extension Agreement by and among Intellinetics, Inc., and Ramon M. Shealy in the amount of $238,000, dated October 24, 2012	8-K	10.1	10-30-2012

4.4	The Promissory Note Fourth Extension Agreement by and among Intellinetics, Inc., and Ramon M. Shealy in the amount of $238,000, dated November 24, 2012.	10-K/A	4.20.2	04-30-2013

4.5	Promissory Note Fifth Extension Agreement, dated December 27, 2013, by and between Intellinetics, Inc. and Ramon M. Shealy	8-K	10.2	01-02-2014

4.6	Promissory Note and Extension Agreement, dated December 31, 2014, by and between Intellinetics, Inc. and Ramon M. Shealy	8-K	10.1	01-01-2015

4.7	Form of Placement Agent Warrants between the Company and the Placement Agent	8-K	10.2	03-06-2013

4.8	Form of Stock Certificate	S-1/A	4.1	02-06-2018

4.9	Form of Investor Warrant	8-K	10.2	01-05-2016

4.10	Form of Placement Agent Warrants	8-K	10.3	01-05-2016

4.11	Form of Noteholder Warrant	8-K	10.5	01-05-2016

4.12	Form of Warrants dated November 30, 2016	8-K	10.2	12-06-2016

4.13	Form of 12% Subordinated Convertible Note, dated December 30, 2016; January 6, 2017; and January 31, 2017	8-K	10.2	01-06-2017

4.14	Form of Placement Agent Warrants, dated January 31, 2017	8-K	10.3	01-06-2017

4.15	Form of Warrant to Purchase Common Stock, issued October 22, 2017	8-K	10.2	10-26-2017

4.16	Form of 8% Secured Convertible Notes, dated November 17, 2017 and November 29, 2017	8-K	10.2	11-24-2017

4.17	Amendment to 8% Secured Convertible Notes, dated March 28, 2018 +

4.18	Form of Placement Agent Warrants	8-K	10.5	11-24-2017

10.1	Amended Employment Agreement of Matthew L. Chretien, dated September 16, 2011	8-K	10.37	02-13-2012

10.2	Amended Offer of Employment of Matthew L. Chretien, dated September 16, 2011	8-K	10.38	02-13-2012

10.3	Employment Agreement of Joseph D. Spain dated December 2, 2016	8-K	10.3	12-06-2016

10.4	Lease Renewal Agreement by and between Intellinetics, Inc. and Dividend Drive LLC, dated as of August 9, 2016	10-K	10.6	03-30-2017

10.5	Intellinetics, Inc. 2015 Equity Incentive Plan	8-K	10.3	04-30-2015

10.6	First Amendment to Intellinetics, Inc. 2015 Equity Incentive Plan, dated September 25, 2017	8-K	10.2	09-26-2017

10.7	Second Amendment to Intellinetics, Inc. 2015 Equity Incentive Plan, dated February 19, 2018	8-K	10.2	02-23-2018

10.8	Form of Non-Qualified Stock Option Agreement under Company’s 2015 Equity Incentive Plan	10-K	10.9	03-28-2016

10.9	Form of Incentive Stock Option Agreement under Company’s 2015 Equity Incentive Plan	8-K	10.6	01-05-2016

10.10	Form of Securities Purchase Agreement between the Company and the Investors	8-K	10.1	01-05-2016

10.11	Form of Note Purchase Agreement between the Company and the Noteholders	8-K	10.4	01-05-2016

10.12	Form of Note Purchase Agreement, dated December 30, 2016; January 6, 2017; and January 31, 2017	8-K	10.1	01-06-2017

10.13	Offer Letter, dated September 25, 2017, between Intellinetics, Inc. and James F. DeSocio	8-K	10.1	09-26-2017

10.14	Form of Note Purchase Agreement, dated November 17, 2017; and November 29, 2017	8-K	10.1	11-24-2017

10.15	Form of Security Agreement, dated November 17, 2017	8-K	10.4	11-24-2017

10.16	Intellinetics, Inc. 2018 Executive Incentive Compensation Plan	8-K	10.3	02-23-2018

21.1	List of Subsidiaries of Intellinetics, Inc. +

31.1	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 +

31.2	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 +

32.1	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 +

32.2	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 +

101.INS	XBRL Instance Document +

101.SCH	XBRL Taxonomy Extension Schema Document +

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document +

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document +

101.LAB	XBRL Taxonomy Extension Label Linkbase Document +

101.PRE	XBRL Taxonomy Extension Linkbase Document +

+	Filed herewith:

