Form 10-Q
period 2018-03-31
INTELLINETICS, INC.
filed 2018-05-15
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

(614) 921-8170
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

As of May 15, 2018 there were 17,729,421 shares of the issuer’s common stock outstanding.

INTELLINETICS, INC.

Form 10-Q

March 31, 2018

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

Any forward-looking statements we make are based on our current plans, intentions, objectives, goals, targets, strategies, hopes, beliefs, projections and expectations, as well as assumptions made by and information currently available to management. Forward-looking statements are not guarantees of future performance or events, but are subject to and qualified by substantial risks, uncertainties and other factors, which are difficult to predict and are often beyond our control. Forward-looking statements will be affected by assumptions and expectations we might make that do not materialize or that prove to be incorrect and by known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed, anticipated or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, those described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017, filed on April 2, 2018, as well as other risks, uncertainties and factors discussed elsewhere in this report, in documents that we include as exhibits to or incorporate by reference in this report, and in other reports and documents we from time to time file with or furnish to the SEC. In light of these risks and uncertainties, you are cautioned not to place undue reliance on any forward-looking statements that we make.

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

Part I Financial Information

Item 1. Financial Statements

INTELLINETICS, INC. and SUBSIDIARY

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash	$710,088	$1,125,921
Accounts receivable, net	211,131	295,815
Prepaid expenses and other current assets	181,752	162,450

Total current assets	1,102,971	1,584,186

Property and equipment, net	12,566	14,760
Other assets	10,284	10,284

Total assets	$1,125,821	$1,609,230

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$496,738	$475,459
Deferred revenues	604,753	708,130
Deferred compensation	202,089	213,166
Notes payable - current	875,000	875,000
Notes payable - related party - current	418,024	416,969
Total current liabilities	2,596,604	2,688,724

Long-term liabilities:
Notes payable - net of current portion	1,321,326	1,221,384
Notes payable - related party - net of current portion	328,060	312,680
Other long-term liabilities - related parties	42,308	29,997

Total long-term liabilities	1,691,694	1,564,061

Total liabilities	4,288,298	4,252,785

Stockholders’ deficit:
Common stock, $0.001 par value, 50,000,000 shares authorized; 17,729,421 and 17,426,792 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	30,733	30,431
Additional paid-in capital	13,767,805	13,648,519
Accumulated deficit	(16,961,015)	(16,322,505)
Total stockholders’ deficit	(3,162,477)	(2,643,555)
Total liabilities and stockholders’ deficit	$1,125,821	$1,609,230

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017

Revenues:
Sale of software	$40,994	$162,984
Software as a service	176,600	129,531
Software maintenance services	243,568	249,922
Professional services	58,951	107,604
Third Party services	5,261	57,576

Total revenues	525,374	707,617

Cost of revenues:
Sale of software	17,861	23,704
Software as a service	77,093	94,357
Software maintenance services	25,536	26,078
Professional services	16,825	49,653
Third Party services	10,245	13,088

Total cost of revenues	147,560	206,880

Gross profit	377,814	500,737

Operating expenses:
General and administrative	543,437	580,544
Sales and marketing	261,709	235,286
Depreciation	2,194	3,006

Total operating expenses	807,340	818,836

Loss from operations	(429,526)	(318,099)

Other income (expense)
Interest expense, net	(208,984)	(132,095)

Total other income (expense)	(208,984)	(132,095)

Net loss	$(638,510)	$(450,194)

Basic and diluted net loss per share:	$(0.04)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	17,719,220	17,354,619

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARY

Consolidated Statement of Stockholders’ Deficit

For the Three Months Ended March 31, 2018

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2017	17,426,792	$30,431	$13,648,519	$(16,322,505)	$(2,643,555)

Stock Issued to Directors	302,629	302	57,198	-	57,500

Stock Option Compensation	-	-	62,088	-	62,088

Net Loss	-	-	-	(638,510)	(638,510)

Balance, March 31, 2018	17,729,421	$30,733	$13,767,805	$(16,961,015)	$(3,162,477)

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(638,510)	$(450,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,194	3,006
Bad debt expense	(5,878)	2,976
Amortization of deferred financing costs	62,216	18,992
Amortization of beneficial conversion option	64,238	59,908
Stock issued for services	57,500	57,500
Stock options compensation	62,088	28,883
Note offer warrant expense	-	52,951
Changes in operating assets and liabilities:
Accounts receivable	90,562	(110,009)
Prepaid expenses and other current assets	(19,302)	(61,333)
Accounts payable and accrued expenses	21,279	(30,509)
Deferred compensation	(11,077)	-
Other long-term liabilities - related parties	12,311	5,484
Deferred interest expense	-	(1,161)
Deferred revenues	(103,377)	(125,263)
Total adjustments	232,754	(98,575)
Net cash used in operating activities	(405,756)	(548,769)

Cash flows from investing activities:
Purchases of property and equipment	-	(6,429)
Net cash used in investing activities	-	(6,429)

Cash flows from financing activities:
Payment of deferred financing costs	-	(102,619)
Proceeds from notes payable	-	560,000
Repayment of notes payable	-	(87,971)
Repayment of notes payable - related parties	(10,077)	(9,223)
Net cash (used in)/provided by financing activities	(10,077)	360,187

Net decrease in cash	(415,833)	(195,011)
Cash - beginning of period	1,125,921	689,946
Cash - end of period	$710,088	$494,935

Supplemental disclosure of cash flow information:
Cash paid during the period for interest and taxes	$24,688	$36,956

Supplemental disclosure of non-cash financing activities:
Discount on notes payable for beneficial conversion feature	-	248,522

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

The accompanying audited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8.03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation of the consolidated financial position of the Company as of March 31, 2018 and the consolidated results of its operations and cash flows for the three months ended March 31, 2018 and 2017, have been included. The Company has evaluated subsequent events through the issuance of this Form 10-Q. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other interim or future period. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2017 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 2, 2018.

3.	Liquidity and Management’s Plans

Through March 31, 2018, the Company had incurred an accumulated deficit since its inception of $16,961,015. At March 31, 2018, the Company had a cash balance of $710,088.

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

The Company expects that through the next 12 months, the capital requirements to fund the Company’s growth, service existing debt obligations, and to cover the operating costs as a public company will consume substantially all of the cash flows that it intends to generate from its operations. The Company further believes that during this period, while the Company is focusing on the growth and expansion of its business, the gross profit that it expects to generate from operations will not generate sufficient funds to cover these anticipated operating costs. Our cash requirements are insufficient by approximately $111,000 per month. During 2018 and 2017, the Company has used the proceeds from the convertible note issuances to sustain operations and to follow through on the execution of its business plan. There is no assurance that the Company has or will be able to obtain sufficient funds to fund the Company’s operations. Given these conditions, the Company’s ability to continue as a going concern is contingent upon increasing its revenues and successfully managing its cash requirements. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrants into established markets, the competitive environment in which the Company operates and its cash requirements. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

The number of customers that comprise the Company’s customer base, along with the different industries, governmental entities and geographic regions, in which the Company’s customers operate, limits concentrations of credit risk with respect to accounts receivable. The Company does not generally require collateral or other security to support customer receivables; however, the Company may require its customers to provide retainers, up-front deposits or irrevocable letters-of-credit when considered necessary to mitigate credit risks. The Company has established an allowance for doubtful accounts based upon facts surrounding the credit risk of specific customers and past collections history. Credit losses have been within management’s expectations. At March 31, 2018 and December 31, 2017, the Company’s allowance for doubtful accounts was $10,565 and $16,443, respectively.

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

For the three months ended March 31, 2018, the Company recorded share-based compensation to employees of $62,088 and to non-employees of $57,500. For the three months ended March 31, 2017, the Company recorded share-based compensation to employees of $28,883 and to non-employees of $57,500.

Software Development Costs

Software development costs for software to be sold or otherwise marketed incurred prior to the establishment of technological feasibility are expensed as incurred. The Company defines establishment of technological feasibility as the completion of a working model. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the product are capitalized, if material. To date, all software development costs for software to be sold or otherwise marketed have been expensed as incurred. In accordance with Accounting Standards Codification (“ASC”) 350-40, “Internal-Use Software,” the Company capitalizes purchase and implementation costs of internal use software. No such costs were capitalized during the periods presented.

Research and Development

We design, develop, test, market, license, and support new software products and enhancements of current products. We continuously monitor our software products and enhancements to remain compatible with standard platforms and file formats. We expense our software development costs as incurred. For the three months ending March 31, 2018 and 2017, our research and development costs were $106,445 and $50,957, respectively.

Recent Accounting Pronouncements

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

Revenue Recognition

Effective January 1, 2018, we adopted Accounting Standards Codification, Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the full retrospective transition method. Adoption of the standard using the full retrospective method required us to restate certain previously reported results.

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods and services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods and services. In addition, ASC 606 requires disclosures of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The core principle of the standard is that we should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitle in exchange for those goods or services. To achieve that core principle, we should apply the following five step model:

1.	Identify the contract with the customer;
2.	Identify the performance obligation in the contract;
3.	Determine the transaction price;
4.	Allocate the transaction price to the performance obligation in the contract; and
5.	Recognize revenue when (or as) each performance obligation is satisfied.

1)	Identify the contract with the customer

A contract with a customer exists when (i) we enter into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the related payment terms, (ii) the contract has commercial substance, and (iii) we determine that collection of substantially all consideration for goods and services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. We apply judgment in determining the customer’s intent and ability to pay, which is based on a variety of factors including the customer’s historical payment experience, or in the case of a new customer, published credit and financial information pertaining to the customer, and other assessment measures.

We evaluate contract modifications for the impact on revenue recognition if they have been approved by both parties such that the enforceable rights and obligations under the contract have changed. Contract modification are either accounted for using a cumulative effect adjustment or prospectively over the remaining term of the arrangement. The determination of which method is more appropriate depends on the nature of the modification, which we evaluate on a case-by-case basis.

We combine two or more contracts entered into at or near the same time with the same customer and account for them as a single contract if (i) the contracts are negotiated as a package with a common commercial objective, (ii) the amount of consideration to be paid in one contract depends on the price or performance of the other contract, or (iii) some or all of the goods or services in one contract would be combined with some or all of the goods and services in the other contact into a single performance obligation. If two or more contracts are combined, the consideration to be paid is aggregated and allocated to the individual performance obligations without regard to the consideration specified in the individual contracts.

2)	Identify the performance obligation in the contract

Performance obligations promised in a contract are identified based on the goods and services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the good or service either on its own or together with other available resources, and are distinct in the context of the contract, whereby the transfer of the good or service is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods and services, we apply judgment to determine whether promised goods and services are capable of being distinct and distinct in the context of the contract. If these criteria are not met, the promised goods and services are accounted for as a combined performance obligation. To identify performance obligation, we consider all of the goods or series promised in a contract regardless of whether they are explicitly stated or are implied by customer business practices.

3)	Determine the transaction price

The transaction price is determined based on the consideration we expect to be entitled in exchange for transferring promised goods and series to the customer, excluding amounts collected on behalf of third parties such as sales taxes. Determining the transaction price requires significant judgment. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in our judgment, it is probable at a significant future reversal of cumulative revenue recognized under the contract will not occur. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period. The amount of consideration is not adjusted for a significant financing component if the time between payment and the transfer of the related good or service is expected to be one year or less under the practical expedient in ASC 606-10-32-18. Our revenue arrangements are typically accounted for under such expedient, as payment is typically due within 30 to 60 days. As of March 31, 2018, none of our contracts included a significant financing component.

4)	Allocate the transaction price to the performance obligation in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP”) basis unless the transaction price is variable and meets the criteria to be allocated entire to a performance obligation or to a distinct service that forms part of a single performance obligation. The consideration to be received is allocated among the separate performance obligations based on relative SSPs. The SSP is the price at which we would sell a promised good or service separately to a customer. The best estimate of SSP is the observable price of a good or service when we sell that good or service separately. A contractually stated price or a list price for a good or service may be the SSP of that good or service. We use a range of amounts to estimate SSP when we sell each of the goods and services separately and need to determine whether there is a discount that needs to be allocated based on the relative SSP of the various goods and services. In instance where SSP is not directly observable, such as when we do not sell the product or service separately, we typically determine the SSP using an adjusted market assessment approach using information that may include market conditions and other observable inputs. We typically have more than one SSP for individual goods and services due to the stratification of those goods and services by customers and circumstances. In these instances, we may use information such as the nature of the customer and distribution channel in determining the SSP.

5)	Recognize revenue when or as each performance obligation is satisfied

We satisfy performance obligation either over time or at a point in time as discussed in further detail below. Revenue is recognized over time if 1) the customer simultaneously receives and consume the benefits provided by our performance, 2) our performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or 3) our performance does not create an asset with an alternative use to us and we have an enforceable right to payment for performance completed to date. If we do not satisfy a performance obligation over time, the related performance obligation is satisfied at a pint in time by transferring the control of a promised good or service to a customer.

We categorize revenue as Software, Software as a Service, Software Maintenance Services, Professional Services, and Third Party Services. In addition to the general revenue recognition policies described above, specific revenue recognition policies apply to each category of revenue.

a) Sale of Software

Revenues included in this classification typically include sales of licenses with professional services to new customers, additional software licenses to existing customers, and sales of software with or without services to the Company’s Resellers (See section j) - Reseller Agreements, below. Our software licenses are functional intellectual property and typically provide customers with the right to use our software in perpetuity as it exists when made available to the customer. We recognize revenue from software licenses at a point in time upon delivery, provided all other revenue recognition criteria are met.

b) Sale of Software as a Service

Sale of software as a service (“SaaS”) consists of revenues from arrangements that provide customers the use of the Company’s software applications, as a service, typically billed on a monthly or annual basis. Advance billings of these services are not recorded to the extent that the term of the arrangement has not commenced and payment has not been received. Revenue on these services is recognized ratably over the contract period.

c) Sale of Software Maintenance Services

Software maintenance services revenues consist of revenues derived from arrangements that provide post-contract support (PCS), including software support and bug fixes, to the Company’s software license holders. Advance billings of PCS are not recorded to the extent that the term of the PCS has not commenced and payment has not been received. Software support and bug fixes are considered distinct services. However, these distinct services are considered a single performance obligation consisting of a series of distinct services that are substantial the same and have the same pattern of transfer to the customer. These revenues are recognized ratably over the term of the maintenance contract.

d) Sale of Professional Services

Professional services consist principally of revenues from consulting, advisory services, training and customer assistance with management and uploading of data into the Company’s applications. We recognize professional services revenue over time as the services are delivered using an input method (i.e., labor hours incurred as a percentage of total labor hours budgeted), provided all other revenue recognition criteria are met.

e) Sale of Third Party Services

Sale of third party services consist principally of third party software and/or equipment as a pass through of software and equipment purchased from third parties at the request of customers. We recognize revenue from third party services at a point in time upon delivery, provided all other revenue recognition criteria are met.

f) Arrangements with multiple performance obligations

In addition to selling software licenses, software as a service, software maintenance services, professional services, and third party services on a stand-alone basis, a significant portion of our contracts include multiple performance obligations. Various combinations of multiple performance obligations and our revenue recognition for each are describes as follows:

●	Software licenses and software maintenance. When software licenses and software maintenance contracts are sold together, the software licenses and software maintenance are generally considered distinct performance obligations. The transaction price is allocated to the software licenses and the software maintenance based on relative SSP. Revenue allocated to the software licenses is recognized at a point in time upon delivery, provided all other revenue recognition criteria are met. Revenue allocated to the software maintenance is recognized over time on a straight-line basis over the contract period.

●	Software licenses, software maintenance, and professional services. When software licenses, software maintenance, and professional services contracts are sold together, we account for the individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations based on relative SSP. Revenue allocated to the software maintenance is recognized over time on a straight-line basis over the contract period. We account for the software licenses and professional services as a combined performance obligation, as the software as a service solution is generally highly dependent on, and interrelated with, the associated professional services and therefore are not distinct performance obligation. Revenue for the combined performance obligation is recognized over time as the services are delivered using an input method (i.e., labor hours incurred as a percentage of total labor hours budgeted).

●	Software as a service and professional services. When software as a service and professional services contracts are sold together, we account for the software as a service and professional services as a combined performance obligation, as the software as a service solution is generally highly dependent on, and interrelated with, the associated professional services and therefore are not distinct performance obligation. Revenue for the combined performance obligation is recognized ratably over the contract period. However, when some portion of the professional services are distinct, we account for the such individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations based on relative SSP. Revenue allocated to the software as a service and the interrelated portion of the professional services is recognized ratably over the contract period. The remaining, distinct, professional services performance obligation is recognized over time using an input method (i.e., labor hours incurred as a percentage of total labor hours budgeted).

●	Third party services and other performance obligations. When third party services are sold together with other performance obligations, we account for the performance obligations related to third party services separately, as they are distinct. We recognize revenue from third party services at a point in time upon delivery, provided all other revenue recognition criteria are met. Other performance obligations are recognized as noted above.

g) Contract balances

When the timing of our delivery of goods or services is different from the timing of payments made by customers, we recognize either a contract asset (performance precedes contractual due date) or a contract liability (customer payment precedes performance). Customers that prepay are represented by the deferred revenue below until the performance obligation is satisfied. Contract assets represent arrangements in which the good or service has been delivered but payment is not yet due. Our contract assets consisted of unbilled receivables, which are included in prepaid expenses and other assets. Our contract liabilities consisted of deferred (unearned) revenue, which is generally related to software as a service or software maintenance contracts. We classify deferred revenue as current or noncurrent based on the timing of when we expect to recognize revenue.

The following table present changes in our contract assets and liabilities during the three months ended March 31, 2018 and 2017:

	Balance at Beginning of Period	Revenue Recognized in Advance of Billings	Billings	Balance at End of Period
Three months ended March 31, 2018
Contract assets: Unbilled receivables	$57,169	$21,420	$-	$78,589

Three months ended March 31, 2017
Contract assets: Unbilled receivables	$-	$100,937	$-	$100,937

	Balance at Beginning of Period	Billings	Recognized Revenue	Balance at End of Period
Three months ended March 31, 2018
Contract liabilities: Deferred revenue	$703,981	$697,282	$(796,510)	$604,753

Three months ended March 31, 2017
Contract liabilities: Deferred revenue	$665,460	$908,668	$(1,031,539)	$542,589

h) Remaining performance obligations

Remaining performance obligations represent the transaction price from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 75% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. As of March 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations for software as a service and software maintenance contracts with a duration greater than one year was $150,071. This does not include revenue related to performance obligations that are part of a contract whose original expected duration is one year or less.

i) Rights of return and customer acceptance

The Company does not generally offer rights of return or any other incentives such as concessions, product rotation, or price protection and, therefore, does not provide for or make estimates of rights of return and similar incentives. Our contracts with customers generally do not include customer acceptance clauses.

j) Reseller agreements

The Company executes certain sales contracts through resellers and distributors (collectively, “Resellers”). The Company recognizes revenues relating to sales through Resellers on the sell-through method (when reseller executes sale to end customer) when all the recognition criteria have been met. In addition, the Company assesses the credit-worthiness of each Reseller, and if the Reseller is undercapitalized or in financial difficulty, any revenues expected to emanate from such Resellers are deferred and recognized only when cash is received and all other revenue recognition criteria are met.

k) Contract costs

The Company recognizes an other asset for the incremental costs of obtaining a contract with a customer. We have determined that certain sales commissions meet the requirement to be capitalized, and we amortize these costs on a consistent basis with the pattern of transfer of the goods and services in the contract. Total capitalized costs to obtain a contract were immaterial during the periods presented and are included in other current and long-term assets on our consolidated balance sheets.

l) Impact of ASC 606 adoption to reported results

Adoption of the new revenue standard impacted our reported results as follows:

	For the Three Months Ended March 31, 2017
	As Reported	New Revenue Standard Adjustment	As Adjusted

Condensed Consolidated Statements of Operations:
Revenues	$710,394	$(2,777)	$707,617
Operating expenses	820,128	(1,292)	818,836
Net loss	(448,709)	(1,485)	(450,194)
Basic and diluted net loss per share	(0.03)	-	(0.03)

	For the Twelve Months Ended December 31, 2017
	As Reported	New Revenue Standard Adjustment	As Adjusted

Condensed Consolidated Statements of Operations:
Revenues	$2,623,441	$(3,334)	$2,620,107
Operating expenses	3,031,555	2,694	3,034,249
Net loss	(1,359,337)	(6,028)	(1,365,365)
Basic and diluted net loss per share	(0.08)	-	(0.08)

	For the Twelve Months Ended December 31, 2016
	As Reported	New Revenue Standard Adjustment	As Adjusted

Condensed Consolidated Statements of Operations:
Revenues	$2,601,733	$(828)	$2,600,905
Operating expenses	3,261,903	1,565	3,263,468
Net loss	(1,576,311)	(2,393)	(1,578,704)
Basic and diluted net loss per share	(0.09)	-	(0.09)

	March 31, 2017
	As Reported	New Revenue Standard Adjustment	As Adjusted

Condensed Consolidated Balance Sheets:
Accounts payable and accrued expenses	$736,415	$273	$736,688
Deferred revenue	538,985	3,605	542,590
Accumulated deficit	(15,403,459)	(3,878)	(15,407,337)

	December 31, 2017
	As Reported	New Revenue Standard Adjustment	As Adjusted

Condensed Consolidated Balance Sheets:
Accounts payable and accrued expenses	$471,200	$4,259	$475,459
Deferred revenue	703,971	4,162	708,133
Accumulated deficit	(16,314,087)	(8,421)	(16,322,508)

	December 31, 2016
	As Reported	New Revenue Standard Adjustment	As Adjusted

Condensed Consolidated Balance Sheets:
Accounts payable and accrued expenses	$767,197	$1,565	$768,762
Deferred revenue	665,460	828	666,288
Accumulated deficit	(14,954,750)	(2,393)	(14,957,143)

Advertising

The Company expenses the cost of advertising as incurred. Advertising expense for the three months ended March 31, 2018 and 2017 amounted to approximately $3,500 and $12,000, respectively.

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

Deferred income taxes are recognized for the tax consequences in future years of temporary differences between the financial reporting and tax bases of assets and liabilities as of each period-end based on enacted tax laws and statutory rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A 100% valuation allowance has been established on deferred tax assets at March 31, 2018 and 2017, due to the uncertainty of our ability to realize future taxable income.

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

The Company has remeasured certain deferred tax assets and liabilities as of the enactment date of the Act based on the rates at which they are expected to reverse in the future, which is generally 21%. The amount recorded related to the remeasurement of our deferred tax balance was approximately $1,840,000, which was offset by a reduction in the valuation allowance.

Statement of Cash Flows

For purposes of reporting cash flows, cash includes cash on hand and demand deposits held by banks.

Reclassifications

Certain amounts in the 2017 consolidated financial statements have been reclassified to conform to current year presentation.

6.	Property and Equipment

Property and equipment are comprised of the following:

	March 31, 2018	December 31, 2017
Computer hardware and purchased software	$251,060	$252,275
Leasehold improvements	221,666	221,666
Furniture and fixtures	82,056	82,722
	554,782	556,663
Less: accumulated depreciation and amortization	(542,216)	(541,903)
Property and equipment, net	$12,566	$14,760

Total depreciation expense on the Company’s property and equipment for the three months ended March 31, 2018 and 2017 amounted to $2,194 and $3,006, respectively.

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

On December 30, 2016, the Company issued convertible promissory notes in an aggregate amount of $315,000 (“2016 Unrelated Notes”) to unrelated accredited investors. Between January 6, 2017 and January 31, 2017, the Company issued a total of $560,000 of convertible promissory notes to unrelated accredited investors. Placement agent and escrow agent fees of $87,360 and $12,895 were deducted from the respective cash proceeds. The notes mature on December 31, 2018, and bear interest at an annual rate of interest of 12% until maturity, with partial interest of 6% payable quarterly. The note investors have a right, in their sole discretion, to convert the notes into shares under certain circumstances at a conversion rate of $0.65 per share. If the notes have not been fully repaid by the Company by the maturity date or converted into shares at the election of the note investors prior to maturity, then such notes will accrue interest at the annual rate of 14% from the maturity date until the date the notes are repaid in full. Any interest not paid quarterly will also accrue interest at the annual rate of 8% instead of 6%. The Company used the proceeds of the notes for working capital, general corporate purposes, and debt repayment. The Company recognized a beneficial conversion feature in the amount of $369,677. Interest expense recognized on the amortization of the beneficial conversion feature was $46,209 and $41,880 for the three months ended March 31, 2018 and 2017, respectively.

On November 17 and November 30, 2017, the Company issued convertible promissory notes in an aggregate amount of $1,760,000 (“2017 Unrelated Notes”) to unrelated accredited investors. Placement agent and escrow agent fees of $73,300 and $101,510 were deducted from the respective cash proceeds. The notes mature on November 30, 2019, and bear interest at an annual rate of interest of 8% until maturity, with interest of 8% payable quarterly beginning July 1, 2018. The effective interest rate is 6% for the term of the notes. The note investors have a right, in their sole discretion, to convert the notes into shares under certain circumstances at a conversion rate of $0.20 per share. If the notes have not been fully repaid by the Company by the maturity date or converted into shares at the election of the note investors prior to maturity, then such notes will accrue interest at the annual rate of 12% from the maturity date until the date the notes are repaid in full. The Company is using the proceeds of the notes for working capital, general corporate purposes, and debt repayment.

The table below reflects all notes payable at March 31, 2018 and December 31, 2017, respectively, with the exception of related party notes disclosed in Note 8 - Notes Payable - Related Parties.

	March 31, 2018	December 31, 2017
2016 Unrelated Notes	$732,041	$685,831
2017 Unrelated Notes	1,760,000	1,760,000
Total notes payable	$2,492,041	$2,445,831
Less unamortized debt issuance costs	(295,715)	(349,447)
Less current portion	(875,000)	(875,000)
Long-term portion of notes payable	$1,321,326	$1,221,384

Future minimum principal payments of these notes payable with the exception of the related party notes in Note 8 - Notes Payable - Related Parties, as described in this Note 7 are as follows:

For the Twelve Months
Ending March 31,	Amount
2019	$875,000
2020	1,760,000
Total	$2,635,000

As of March 31, 2018 and December 31, 2017, accrued interest for these notes payable with the exception of the related party notes in Note 8 - Notes Payable - Related Parties, was $118,628 and $70,304, respectively, and was reflected within accounts payable and accrued expenses on the consolidated balance sheets. As of March 31, 2018 and December 31, 2017, deferred financing costs were $295,715 and $349,447, respectively, and were reflected within long term liabilities on the consolidated balance sheets.

With respect to all notes outstanding (other than the notes to related parties), for the three months ended March 31, 2018, and 2017, interest expense, including the amortization of deferred financing costs, accrued loan participation fees, original issue discounts, deferred interest and related fees, interest expense related to warrants issued for the conversion of convertible notes, and the embedded conversion feature was $161,392 and $97,224, respectively.

8.	Notes Payable - Related Parties

On March 29, 2012, the Company issued an unsecured promissory note payable to Ramon Shealy, a then-director of the Company, who subsequently resigned from the Company’s board of directors (“Board of Directors”) on December 17, 2012, for personal reasons, in the amount of $238,000, bearing interest at a rate of 10% for the term of the note. All principal and interest was due and payable on September 27, 2012, but was later extended to November 24, 2012. On April 16, 2012, the Company issued another promissory note payable to Mr. Shealy, in the amount of $12,000, bearing interest at a rate of 10% per quarter. All principal and interest was due on July 15, 2012, but was later extended to November 24, 2012. On November 24, 2012, the two notes were cancelled and replaced with a $250,000 promissory note, under the same terms, with a maturity date of January 1, 2014. On December 24, 2013, the maturity date of the $250,000 promissory note was extended to January 1, 2015. On March 13, 2013, the Company paid $100,000 of the principal amount of the $250,000 promissory note to Mr. Shealy. On December 31, 2014, the Company and Ramon Shealy agreed to extended payment terms for the remaining total principal and interest in the amount of $193,453, payable in sixty (60) monthly installments beginning January 31, 2015, with a maturity date of January 1, 2020. As of March 31, 2018 and December 31, 2017, this Note had a principal balance of $82,363 and $92,439, respectively.

On November 30, 2016, the Company issued convertible promissory notes in a maximum aggregate principal amount of $225,000 to Robert and Michael Taglich (each holding more than 5% beneficial interest in the Company’s shares) and Robert Schroeder (Director) (“Bridge Notes”). The notes had a maturity date of December 1, 2017, bearing interest at an annual rate of interest of 8% until maturity. Each note holder had a right, in their sole discretion, to convert the notes into securities to be issued by the Company in a private placement of equity, equity equivalent, convertible debt or debt financing. On December 30, 2016, the Bridge Notes were converted by the note holders into the 2016 Related Notes, described below.

On December 30, 2016, the Company issued convertible promissory notes in an aggregate amount of $375,000 (the “2016 Related Notes”) to accredited investors, including Robert and Michael Taglich (each holding more than 5% beneficial interest in the Company’s shares) and Robert Schroeder (Director), in exchange for the conversion of $225,000 principal from the Bridge Notes and $150,000 cash. The notes bear interest at an annual rate of interest of 12 percent until maturity, with partial interest of 6% payable quarterly, and mature on December 31, 2018. The note investors have a right, in their sole discretion, to convert the notes into shares at a conversion rate of $0.65 per share. If the notes have not been fully repaid by the Company by the maturity date or converted into shares at the election of the note investors prior to the maturity date, then such notes will accrue interest at the annual rate of 14% from the maturity date until the date the notes are repaid in full. Any interest not paid quarterly will also accrue interest at the annual rate of 8% instead of 6%. The Company used the proceeds of the notes for working capital, general corporate purposes, and debt repayment. The Company recognized a beneficial conversion feature in the amount of $144,231. Interest expense recognized on the amortization of the beneficial conversion feature was $18,029 for the three months ended March 31, 2018 and 2017.

On September 21, 2017, the Company issued convertible promissory notes in a maximum aggregate principal amount of $154,640 (the “2017 Bridge Notes”) to Robert and Michael Taglich (each holding more than 5% beneficial interest in the Company’s shares). The notes included an original issue discount of $4,640. Interest expense recognized on the amortization of the original discount was $889, for the twelve months ended December 31, 2017. The notes bore interest at an annual rate of interest of 8% beginning March 21, 2018, until maturity on September 21, 2018. The effective interest rate was 7% for the term of the notes. Any interest not paid at maturity would accrue interest at the annual rate of 12% instead of 8%. The note investors had a right, in their sole discretion, to convert the notes into securities to be issued by the Company in a private placement of equity, equity equivalent, convertible debt or debt financing. In conjunction with the issue of the 2016 Bridge Notes, 150,000 warrants were issued. The warrants have an exercise price equal to $0.30 per share and contain a cashless exercise provision. All warrants are immediately exercisable and are exercisable for five years from issuance. The Company recognized debt issuance costs, recorded as a debt discount, on the issue of the warrants in the amount of $38,836. Interest expense recognized on the amortization of the debt discount was $38,836, for the twelve months ended December 31, 2017. On November 30, 2017, principal in the amount of $150,000 of the 2017 Bridge Notes was converted by the note holders into the 2017 Related Notes, described below.

On November 17, 2017, the Company issued convertible promissory notes in an aggregate amount of $390,000 (the “2017 Related Notes”) to accredited investors, including Robert and Michael Taglich (each holding more than 5% beneficial interest in the Company’s shares) and James DeSocio (Executive Officer and Director), in exchange for the conversion of $150,000 principal from the 2017 Bridge Notes and $240,000 cash. The notes mature on November 30, 2019, and bear interest at an annual rate of interest of 8% until maturity, with interest of 8% payable quarterly beginning July 1, 2018. The effective interest rate is 6% for the term of the notes. The note investors have a right, in their sole discretion, to convert the notes into shares under certain circumstances at a conversion rate of $0.20 per share. If the notes have not been fully repaid by the Company by the maturity date or converted into shares at the election of the note investors prior to maturity, then such notes will accrue interest at the annual rate of 12% from the maturity date until the date the notes are repaid in full. The Company is using the proceeds of the notes for working capital, general corporate purposes, and debt repayment.

The table below reflects Notes payable due to related parties at March 31, 2018 and December 31, 2017, respectively:

	March 31, 2018	December 31, 2017
The $250,000 Shealy Note	82,363	92,439
2016 Related Notes	320,913	302,885
2017 Related Notes	390,000	390,000
Total notes payable - related party	$793,276	$785,324
Unamortized debt issuance costs	(47,192)	(55,675)
Less current portion	(418,024)	(416,969)
Long-term portion of notes payable-related party	$328,060	$312,680

Future minimum principal payments of these notes payable as described in this Note 8 are as follows:

For the Twelve Months Ending
March 31,	Amount
2019	$418,024
2020	429,339
TOTAL	$847,363

As of March 31, 2018 and December 31, 2017, accrued interest for these notes payable – related parties amounted to $42,307 and $29,997, respectively.

For the three months ended March 31, 2018, and 2017, interest expense in connection with notes payable – related parties was $47,592 and $32,246, respectively.

9.	Deferred Compensation

Pursuant to the Company’s employment agreements with the founders, the founders have earned incentive compensation totaling $202,089 and $213,166 in cash, as of March 31, 2018 and December 31, 2017, respectively, which payment obligation has been deferred by the Company until it reasonably believes it has sufficient cash to make the payment. Following the retirement of founder A. Michael Chretien on December 8, 2017, the Company expects to make bi-weekly payments of $1,846 until the deferred compensation has been paid, which will comprise 61 full payments and one partial payment of $1,569. For the three months ended March 31, 2018, the Company paid $11,077 which is reflected as a reduction in the deferred compensation liability.

10.	Commitments and Contingencies

Employment Agreements

The Company has entered into employment agreements with three of its key executives. Under their respective agreements, the executives serve at will and are bound by typical confidentiality, non-solicitation and non-competition provisions. Deferred compensation for the founders of the Company, as disclosed in Note 9 above, is still outstanding as of March 31, 2018.

Operating Leases

On January 1, 2010, the Company entered into an agreement to lease 6,000 rentable square feet of office space in Columbus, Ohio. The lease commenced on January 1, 2010 and, pursuant to a lease extension dated August 9, 2016, the lease expires on December 31, 2021.

Future minimum lease payments under this operating lease are as follows:

For the Twelve Months Ending March 31,	Amount
2019	$52,020
2020	53,316
2021	54,630
2022	41,742
$201,708

Rent expense, recorded on a straight-line basis, charged to operations for the three months ended March 31, 2018 and 2017 amounted to $13,252.

11.	Stockholders’ Equity

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

Issuance of Restricted Common Stock to Directors

On January 5, 2018, and on January 5 and March 22, 2017, the Company issued 302,629, 61,110, and 2,941 shares, respectively, of restricted common stock to directors of the Company as part of an annual compensation plan for directors. The grant of shares was not subject to vesting. For the three months ended March 31, 2018 and 2017, stock compensation of $57,500 was recorded on the issuance of the common stock.

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

Issuance of Warrants

Between December 30, 2016 and January 30, 2017, the Company issued convertible promissory notes in an aggregate amount of $1,250,000 with certain accredited investors. The Company retained Taglich Brothers, Inc. as the exclusive placement agent for the Convertible Note Offering. In compensation, the Company paid the placement agent a cash payment of 8% of the gross proceeds of the offering, along with warrants to purchase shares, and the reimbursement for the placement agent’s reasonable out of pocket expenses, FINRA filing fees and related legal fees. In January, 2017, the Company paid the placement agent cash in the amount of $100,000 and issued the placement agent 153,846 warrants to purchase shares at an exercise price at $0.75 per share, which are exercisable for a period of five years, contain customary cashless exercise and anti-dilution protection and were entitled to piggyback registration rights with respect to the Registration Statement of the Company made effective in February 2018. Of the warrants issued to the placement agent, 84,923 warrants were issued in conjunction with proceeds raised in December 2016, and underwriting expense of $65,243 was recorded for the issuance of these warrants, utilizing the Black-Scholes valuation model to value the warrants issued. The remaining 68,923 warrants were issued in conjunction with proceeds raised in January 2017, and underwriting expense of $52,951 was recorded for the issuance of these warrants, utilizing the Black-Scholes valuation model to value the warrants issued. The fair value of warrants issued was determined to be $0.77.

On September 21, 2017, the Company issued 150,000 warrants to purchase one share to Robert and Michael Taglich (each holding more than 5% beneficial interest in the Company’s shares) in connection with the 2017 Bridge Notes. The warrants are exercisable to purchase one share at an exercise price of $0.30 per share, contain a cashless exercise provision, and are exercisable for five years after issuance. A debt discount of $38,837 was recorded for the issuance of these warrants, utilizing the Black-Scholes valuation model to value the warrants issued. The 2017 Bridge Notes were converted into the November 2017 Convertible Note Offering. The fair value of warrants issued was determined to be $0.26.

Between November 17 and November 30, 2017, the Company issued convertible promissory notes in an aggregate amount of $2,150,000 with certain accredited investors. The Company retained Taglich Brothers, Inc. as the exclusive placement agent for the November 2017 Convertible Note Offering. In compensation, the Company paid the placement agent a cash payment of 8% of the gross proceeds of the offering, along with warrants to purchase shares, and the reimbursement for the placement agent’s reasonable out of pocket expenses, FINRA filing fees and related legal fees. On November 17, 2017, the Company paid the placement agent cash in the amount of $172,000 and issued the placement agent 354,000 warrants to purchase shares at an exercise price at $0.25 per share, which are exercisable for a period of five years, contain customary cashless exercise and anti-dilution protection and were entitled to piggyback registration rights with respect to the Registration Statement of the Company made effective in February 2018. On November 30, 2017, the Company issued the placement agent 506,000 warrants to purchase shares at an exercise price at $0.25 per share, which will be exercisable for a period of five years, contain customary cashless exercise and anti-dilution protection and are entitled to registration rights. Debt issuance costs of $126,603 was recorded for the issuance of the November 17 and November 30, 2017 warrants, utilizing the Black-Scholes valuation model to value the warrants issued. The fair value of warrants issued was determined to be $0.17 and $0.13 for the November 17 and November 30 warrants, respectively. For the three months ended March 31, 2018, interest expense of $36,670 was recorded as amortization of the debt issuance costs.

The estimated values of warrants, as well as the assumptions that were used in calculating such values were based on estimates at the issuance date as follows:

	Placement Agent December 30, 2016	Bridge Noteholders September 21, 2017
Risk-free interest rate	1.93%	1.89%
Weighted average expected term	5 years	5 years
Expected volatility	123.07%	130.80%
Expected dividend yield	0.00%	0.00%

	Placement Agent November 17, 2017	Placement Agent November 30, 2017
Risk-free interest rate	2.06%	2.14%
Weighted average expected term	5 years	5 years
Expected volatility	129.87%	129.34%
Expected dividend yield	0.00%	0.00%

Shares Issued and Outstanding and Shares Reserved for Exercise of Warrants, Convertible Notes, and the 2015 Plan

The Company has 17,729,421 shares issued and outstanding, 5,926,625 shares reserved for issuance upon the exercise of outstanding warrants, 13,643,754 shares reserved for issuance upon the conversion of convertible debt, and 3,366,506 shares reserved for issuance under the 2015 Plan, as of March 31, 2018.

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

On March 15, 2017, the Company granted one employee stock options to purchase 100,000 shares at an exercise price of $0.85 per share in accordance with the 2015 Plan, with vesting continuing until 2020. The total fair value of $70,872 for these stock options would have been recognized by the Company over the applicable vesting period. These options were forfeited during 2017 upon the termination of the employee and expiry of the exercise period. The total stock option compensation for the three months ended March 31, 2017 was $4,357.

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

The weighted average estimated values of director and employee stock option grants, as well as the weighted average assumptions that were used in calculating such values during the three months ended March 31, 2018 and 2017, were based on estimates at the date of grant as follows:

	April 30,	January 1,	February 10,
	2015 Grant	2016 Grant	2016 Grant
Risk-free interest rate	1.43%	1.76%	1.15%
Weighted average expected term	5 years	5 years	5 years
Expected volatility	143.10%	134.18%	132.97%
Expected dividend yield	0.00%	0.00%	0.00%

	December 6	March 15,	September 25,
	2016 Grant	2017 Grant	2017 Grant
Risk-free interest rate	1.84%	2.14%	1.85%
Weighted average expected term	5 years	5 years	5 years
Expected volatility	123.82%	121.19%	130.79%
Expected dividend yield	0.00%	0.00%	0.00%

A summary of stock option activity during the twelve months ended March 31, 2018 and 2017 under our stock option agreements is as follows:

Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2018	2,238,000	$0.55	9 years	79,200
Granted	-
Exercised	-
Forfeited and expired	-

Outstanding at March 31, 2018	2,238,000	$0.55	9 years	$79,200

Exercisable at March 31, 2018	1,095,500	$0.67	8 years	$79,200

The weighted-average grant date fair value of options granted during the three months ended March 31, 2017 was $0.71. There were no grants during the three months ended March 31, 2018.

As of March 31, 2018, and December 31, 2017, there was $372,691 and $434,779, respectively, of total unrecognized compensation costs related to stock options granted under our stock option agreements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of two years. The total fair value of stock options that vested during the three months ended March 31, 2018 and 2017 was $112,662 and $82,937, respectively.

13.	Concentrations

Revenues from the Company’s services to a limited number of customers have accounted for a substantial percentage of the Company’s total revenues. For the three months ended March 31, 2018, the Company’s two largest customers, Tiburon, Inc. (“Tiburon”) a reseller and Sycle.net (“Sycle”) a reseller, accounted for 12 % and 10%, respectively, of the Company’s revenue for that period. For the three months ended March 31, 2017, the Company’s two largest customers, Tiburon, and Laser Systems, Inc. (“Laser Systems”) a reseller, accounted for 12% and 8%, respectively, of the Company’s revenue for that period.

For the three months ended March 31, 2018 and 2017 government contracts represented approximately 35 % and 36% of the Company’s net revenues, respectively. A significant portion of the Company’s sales to Tiburon represent ultimate sales to government agencies.

As of March 31, 2018, accounts receivable concentrations from the Company’s two largest customers were 36% and 8% of gross accounts receivable, respectively. As of December 31, 2017, accounts receivable concentrations from the Company’s three largest customers were 39%, 12% and 10% of gross accounts receivable, respectively. Accounts receivable balances from the Company’s two largest customers at March 31, 2018 have since been partially collected.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial conditions and results of operations of the Company for the three months ended March 31, 2018, and 2017 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Form 10-Q. References in this item to the “Company,” “us,” “we,” “our,” and similar terms refer to Intellinetics, a Nevada corporation, and its sole operating subsidiary, Intellinetics Ohio, an Ohio corporation, unless we state otherwise or the context indicates otherwise.

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

We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risk factors that are included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, filed on April 2, 2018. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition accrued expenses, financing operations, contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carry value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this report for the three months ended March 31, 2018.

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

Customers obtain use of the Company’s software by either purchasing it for installation onto their equipment, referred to as a “premise” model, or by accessing the platform via the Internet, referred to as a “cloud-based” or “software as a service” (“SaaS”) model. The Company anticipates that the provision of “cloud” application services, or SaaS cloud-based customer activation, will increase over time and become the priority in the market and the most significant strategic part of its revenue growth opportunity. Our revenues from cloud-based delivery of our software, including hosting services, as a percentage of total revenue for the period ended March 31, 2018 and 2017, were 33% and 19% respectively.

Our current sales strategy is to direct our sales efforts toward both direct sales and sales through intermediaries, such as software developers and resellers and multi- function device resellers. We have developed marketing programs with resellers that facilitate their selling and support of our software solutions. We refer to these resellers as our “channel partners.” We believe that our channel partner strategy improvements have increased the competitive strength of our platform of products. In addition, we have established a set of business solutions templates that provide base software configurations which we believe will facilitate our delivery and installation of software to our customers. We believe that these advancements, in the aggregate, will allow us to license and sell our products to a broader customer base, shortening our sales cycle, making margins more consistent, and allowing us to expand our sales through new channel partnerships and direct customers. We continue to devote significant efforts, in both development and marketing, in enhancing all channels to market.

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

Due to all these factors and the other risks discussed in Part I, Item IA of our Annual Report on Form 10-K for the year ended December 31, 2017, our results of operations should not be relied upon as an indication of our future performance. Comparisons of our operating results with prior periods is not necessarily meaningful or indicative of future performance.

Results of Operations

Overview – Fiscal First Quarter 2018 Compared with Fiscal First Quarter 2017

We recorded net losses of $638,510 and $450,194 for the three months ended March 31, 2018 and 2017, respectively, representing an increase in net loss of $188,316 or 42%. We recorded gross profit of $377,814 and $500,737 for the three months ended March 31, 2018 and 2017, respectively, representing a decrease in gross profit of $122,923, or 25%. We recorded operating expenses of $807,340 and $818,836 for the three months ended March 31, 2018 and 2017, respectively, representing a decrease in operating expenses of $11,496 or 1%.

Revenues

We recorded total revenues of $525,374 and $707,617 for the three months ended March 31, 2018 and 2017, respectively, representing a decrease of $182,243 or 26%. The decrease in total revenues is attributable to several factors as described below.

Sale of Software

Revenues from the sale of software principally consist of sales of additional or upgraded software licenses and applications to existing customers and sales of software to our resellers. These software revenues were $40,994 and $162,984, for the three months ended March 31, 2018 and 2017, respectively, representing a decrease of $121,990, or 75%. The decrease was due to lesser demand for on-premise solutions, and no individually large installations.

Sale of Software as a Service

For those customers that wish to avoid the upfront costs of typical premises-based software installations, we provide access to our software as a service, accessible through the internet. Our customers typically enter into our software as a service agreement for periods in excess of one year. Under these agreements, we generally provide access to the applicable software, data storage and related customer assistance and support. Our software as a service revenues were $176,600 and $129,531, for the three months ended March 31, 2018 and 2017, respectively, representing an increase of $47,069, or 36%. The increase in revenue year-over-year was primarily the result of new customers.

Sale of Software Maintenance Services

Software maintenance services revenues consist of fees for post contract customer support services provided to license holders. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. A substantial portion of these revenues were generated from customers to whom we sold software in prior years who have continued to renew their maintenance agreements. The support and maintenance agreements typically have a term of 12 months. Our software maintenance support revenue was $243,568 and $249,922, for the three months ended March 31, 2018 and 2017, respectively, representing a decrease of $6,354, or 3%. The decrease in revenue year-over-year was the result of attrition of existing maintenance agreement renewals exceeding new growth.

Sale of Professional Services

Professional services revenues consist of revenues from consulting, discovery, training, and advisory services to assist customers with document management needs. These revenues include those arrangements where we do not sell software license as an element of the overall arrangement. Professional services revenues were $58,951 and $107,604 for the three months ended March 31, 2018 and 2017, respectively, a decrease of $48,653, or 45%. The decrease in revenue was primarily timing of consulting contracts for customers seeking additional customization, project management, and training, as well as overall less revenue in sales of software and software as service.

Sale of Third Party Services

Third party services consist of third party vendor software, hardware and/or services purchases as requested by our customers in as need in conjunction with Intellinetics core software or services. Third party services revenues were $5,261 and $57,576, respectively, for the three months ended March 31, 2018 and 2016, respectively, representing a decrease of $52,315 or 91%. The decrease in revenue was primarily timing of project composition, with very little third-party services in the quarter.

Cost of Revenues

The cost of revenues during the three months ended March 31, 2018 and 2017 were $147,560 and $206,880, respectively, representing a decrease of $59,320, or 29%. The decrease in cost of revenue for the period ended March 31, 2018 is primarily due to the reduced labor costs in completing software services and professional services.

Gross Margins

Overall gross margin for the three months ended March 31, 2018 and 2016 were 72% and 71%, respectively, representing an increase of 1%. The increase in gross margin year-over-year is primarily as result of the revenue mix shift.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $543,437 during the three months ended March 31, 2018 as compared to $580,544 during the three months ended March 31, 2017, representing a decrease of $37,107, or 6%. The decrease was primarily due to reduced underwriting fees and the receipt of a $75,000 training grant from the state of Ohio, partially offset by increased stock-based compensation costs and increased research and development in the first quarter of 2018 as compared to 2017.

Sales and Marketing Expenses

Sales and marketing expenses were $261,709 during the three months ended March 31, 2018 as compared to $235,286 during the three months ended March 31, 2017, representing an increase of $26,423 or 11%. The increase was primarily related to our increased emphasis on market branding and marketing in the first quarter of 2018, including modernization of our web site’s message and functionality.

Depreciation and Amortization

Depreciation and amortization was $2,194 for the three months ended March 31, 2018, as compared to $3,006 for the three months ended March 31, 2017, representing a decrease of $812 or approximately 27%. The decrease was the result of assets becoming fully depreciated.

Interest Expense, Net

Interest expense, net, was $208,984 during the three months ended March 31, 2018 as compared to $132,095 during the three months ended March 31, 2017, representing an increase of $76,889 or 58%. The increase resulted primarily from interest expense and amortization of prepaid financing charges related to the convertible promissory notes issued in November 2017.

Liquidity and Capital Resources

We have financed our operations primarily through a combination of cash on hand; cash generated from operations, and proceeds from issuance of convertible promissory notes. As of March 31, 2018, our major liquidity indicators are:

●	Cash $710,088

●	Working Capital Deficiency $(1,493,633),

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

The Company expects that through the next 12 months the capital requirements to fund the Company’s growth and to cover the operating costs as a public company will consume substantially all the cash flows that it intends to generate from its operations, in addition to the proceeds from the issuances of debt and equity securities. The Company further believes that during this period, while the Company is focusing on the growth and expansion of its business, the gross profit that it expects to generate from operations may not generate sufficient funds to cover these anticipated operating costs. Our cash flows to meet our cash requirements are insufficient by approximately $111,000 per month. Assuming over the next 12 months, we do not increase our cash flow generated from operations or obtain additional capital or debt financing, we will not have sufficient funds for planned operations and service for existing current debt obligations.

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

Liquidity and Capital Resource - Equity Capital Resources

Shares Issued and Outstanding and Shares Reserved for Exercise of Warrants, Stock Options, and the 2015 Plan

As of May 15, 2018, the Company has 17,729,421 shares of common stock issued and outstanding; and 23,166,150 shares reserved for issuance upon the exercise of outstanding warrants, convertible notes, outstanding stock options, and shares reserved for the 2015 Plan.

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

Summary of Current Outstanding Indebtedness

The Company’s outstanding indebtedness at March 31, 2018 was as follows:

●	Promissory note held by Ramon Shealy, dated December 31, 2014, with a principal balance of $193,453, current principal balance of $82,366, and accrued interest of $686.

●	Convertible notes held by accredited investors, dated December 30, 2016 and January 5 and January 30, 2017, with an aggregate original principal balance of $1,250,000, current principal balance of $1,250,000, and accrued interest of $99,966.

●	Convertible notes held by accredited investors, dated November 17 and November 30, 2017, with an aggregate original principal balance of $2,150,000, current principal balance of $2,150,000, and accrued interest of $60,283.

Capital Expenditures

We had no material commitments to make any capital expenditures at March 31, 2018.

Cash Flows

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2018 and 2017 was $405,756 and $548,062 respectively. During the three months ended March 31, 2018, the net cash used in operating activities was primarily attributable to the net loss adjusted for non-cash expenses of $242,358, a decrease in operating assets of $71,260 and a decrease in operating liabilities of $80,864. During the three months ended March 31, 2017, the net cash used in operating activities was primarily attributable to the net loss adjusted for non-cash expenses of $224,923, an increase in operating assets of $171,342 and a decrease in operating liabilities of $151,449.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2018 and 2017 amounted to $0 and $6,429, respectively.

Financing Activities

Net cash used by financing activities for the three months ended March 31, 2018 amounted to $10,077. The net cash used by financing activities resulted from notes payable repayments to related parties.

Net cash provided by financing activities for the three months ended March 31, 2017 amounted to $360,187. The net cash provided by financing activities resulted from new borrowings of $560,000, offset by $97,194 of notes payable repayments, of which $9,223 was repaid to related parties, and payment of deferred financing costs of $102,619.

Critical Accounting Policies and Estimates

There have been no significant changes during the three months ended March 31, 2018 to the items that we disclosed as our critical accounting policies and use of estimates in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Form 10-K, with the exception of our adoption of ASC 606 revenue recognition as described in footnote 5 to the condensed consolidated financial statements.

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

The material weakness, which relates to internal control over financial reporting resulted from the lack of controls and segregation of duties related to technical application of GAAP. Specifically, we did not have effective controls in place to properly identify certain mistakes in financial reporting schedules related to presentation on the statement of operations and cash flows and an error in a schedule to account for a warrant transaction which resulted in a material required adjustment identified by our independent registered public accounting firm in December 2017. Management is aware of the risks associated with the lack of segregation of duties due to the small number of employees currently working with general administrative and financial reporting matters. Due to our size and nature, segregation of all conflicting duties may not always be possible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.

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

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. Other than the remediation described above, there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Our business and operating results are subject to many risks, uncertainties and other factors. If any of these risks were to occur, our business, affairs, assets, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. These risks, uncertainties and other factors include the information discussed elsewhere in this report as well as the risk factors set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which have not materially changed as of the date of this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 5, 2018, the Company issued 302,629 shares, respectively, of restricted common stock to directors of the Company as part of an annual compensation plan for directors. The grant of shares was not subject to vesting, and was made in reliance on the exemption from registration available in Section 4(a)(2) of the Securities Act for transactions by an issuer not involving any public offering.

Other than as set forth above, there have been no securities sold by the registrant during the period covered by this Quarterly Report on Form 10-Q that have not previously been included on a Form 8-K.

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

INTELLINETICS, INC.

Dated:	May 15, 2018

By:	/s/ James F. DeSocio
James F. DeSocio
President and Chief Executive Officer

Dated:	May 15, 2018

By:	/s/ Joseph D. Spain
Joseph D. Spain
Chief Financial Officer

