Form 10-Q
period 2018-06-30
INTELLINETICS, INC.
filed 2018-08-14
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

As of August 14, 2018 there were 17,729,421 shares of the issuer’s common stock outstanding.

INTELLINETICS, INC.

Form 10-Q

June 30, 2018

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

Part I Financial Information

Item 1. Financial Statements

INTELLINETICS, INC. and SUBSIDIARY

Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2018	2017

ASSETS
Current assets:
Cash	$280,972	$1,125,921
Accounts receivable, net	199,402	295,815
Prepaid expenses and other current assets	223,895	162,450

Total current assets	704,269	1,584,186

Property and equipment, net	13,592	14,760
Other assets	10,284	10,284

Total assets	$728,145	$1,609,230

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$582,528	$475,459
Deferred revenues	607,991	708,130
Deferred compensation	189,166	213,166
Notes payable - current	875,000	875,000
Notes payable - related party - current	419,476	416,969
Total current liabilities	2,674,161	2,688,724

Long-term liabilities:
Notes payable - net of current portion	1,421,268	1,221,384
Notes payable - related party - net of current portion	339,250	312,680
Other long-term liabilities - related parties	63,171	29,997

Total long-term liabilities	1,823,689	1,564,061

Total liabilities	4,497,850	4,252,785

Stockholders’ deficit:
Common stock, $0.001 par value, 50,000,000 shares authorized; 17,729,421 and 17,426,792 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	30,733	30,431
Additional paid-in capital	13,830,027	13,648,519
Accumulated deficit	(17,630,465)	(16,322,505)
Total stockholders’ deficit	(3,769,705)	(2,643,555)
Total liabilities and stockholders’ deficit	$728,145	$1,609,230

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Revenues:
Sale of software	$34,158	$77,291	$75,152	$240,275
Software as a service	177,583	148,825	354,183	278,356
Software maintenance services	245,299	240,881	488,867	490,802
Professional services	52,605	247,622	111,556	355,227
Third Party services	40,033	22,650	45,294	80,226

Total revenues	549,678	737,269	1,075,052	1,444,886

Cost of revenues:
Sale of software	12,672	15,097	30,533	38,801
Software as a service	68,594	54,883	145,687	149,239
Software maintenance services	25,064	30,952	50,601	57,030
Professional services	19,317	96,792	36,143	146,445
Third Party services	33,954	15,410	44,199	28,498

Total cost of revenues	159,601	213,134	307,163	420,013

Gross profit	390,077	524,135	767,889	1,024,873

Operating expenses:
General and administrative	593,400	499,695	1,136,835	1,080,240
Sales and marketing	244,391	185,996	506,100	421,282
Depreciation	2,384	2,780	4,578	5,785

Total operating expenses	840,175	688,471	1,647,513	1,507,307

Loss from operations	(450,098)	(164,336)	(879,624)	(482,434)

Other income (expense)
Interest expense, net	(219,353)	(138,183)	(428,336)	(270,278)

Total other income (expense)	(219,353)	(138,183)	(428,336)	(270,278)

Net loss	$(669,451)	$(302,519)	$(1,307,960)	$(752,712)

Basic and diluted net loss per share:	$(0.04)	$(0.02)	$(0.07)	$(0.04)

Weighted average number of common shares outstanding - basic and diluted	17,729,421	17,376,012	17,724,377	17,365,434

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARY

Consolidated Statement of Stockholders’ Deficit

For the Six Months Ended June 30, 2018

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2017	17,426,792	$30,431	$13,648,519	$(16,322,505)	$(2,643,555)

Stock Issued to Directors	302,629	302	57,198	-	$57,500

Stock Option Compensation	-	-	124,310	-	$124,310

Net Loss	-	-	-	(1,307,960)	$(1,307,960)

Balance, June 30, 2018	17,729,421	$30,733	$13,830,027	$(17,630,465)	$(3,769,705)

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(1,307,960)	$(752,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,578	5,786
Bad debt expense	(3,834)	6,727
Amortization of deferred financing costs	124,431	40,030
Amortization of beneficial conversion option	128,477	124,147
Stock issued for services	57,500	57,500
Stock options compensation	124,310	66,186
Note offer warrant expense	-	52,951
Changes in operating assets and liabilities:
Accounts receivable	100,247	(62,596)
Prepaid expenses and other current assets	(61,445)	(42,093)
Accounts payable and accrued expenses	107,069	(59,052)
Deferred compensation	(24,000)	-
Other long-term liabilities - related parties	33,174	10,969
Deferred interest expense	-	(2,238)
Deferred revenues	(100,139)	(84,137)
Total adjustments	490,368	114,180
Net cash used in operating activities	(817,592)	(638,532)

Cash flows from investing activities:
Purchases of property and equipment	(3,410)	(6,429)
Net cash used in investing activities	(3,410)	(6,429)

Cash flows from financing activities:
Payment of deferred financing costs	-	(103,328)
Proceeds from notes payable	-	560,000
Repayment of notes payable	-	(177,362)
Repayment of notes payable - related parties	(23,947)	(18,678)
Net cash used/provided by financing activities	(23,947)	260,632

Net increase (decrease) in cash	(844,949)	(384,329)
Cash - beginning of period	1,125,921	689,946
Cash - end of period	$280,972	$305,617

Supplemental disclosure of cash flow information:
Cash paid during the period for interest and taxes	$28,973	$75,658

Supplemental disclosure of non-cash financing activities:
Discount on notes payable for beneficial conversion feature	-	248,522

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

1.	Business Organization and Nature of Operations

Intellinetics, Inc., formerly known as GlobalWise Investments, Inc., (“Intellinetics”), is a Nevada corporation incorporated in 1997, with a single operating subsidiary, Intellinetics, Inc., an Ohio corporation (“Intellinetics Ohio”), (together with Intellinetics, the “Company,” “we,” “us,” and “our”). Intellinetics Ohio was incorporated in 1996, and on February 10, 2012, Intellinetics Ohio became the sole operating subsidiary of Intellinetics as a result of a reverse merger and recapitalization.

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

The accompanying audited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8.03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation of the consolidated financial position of the Company as of June 30, 2018 and the consolidated results of its operations and cash flows for the three and six months ended June 30, 2018 and 2017, have been included. The Company has evaluated subsequent events through the issuance of this Form 10-Q. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other interim or future period. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2017 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 2, 2018.

3.	Liquidity and Management’s Plans

Through June 30, 2018, the Company had incurred an accumulated deficit since its inception of $17,630,465. At June 30, 2018, the Company had a cash balance of $280,972.

From the Company’s inception, it has generated revenues from the sales and implementation of its internally generated software applications.

The Company’s business plan is to increase its sales and market share by developing an expanded network of resellers through which the Company will sell its expanded software product portfolio, as well as direct marketing efforts to increase direct sales. The Company expects that the marketing initiatives will require that it continue its efforts towards reseller training and on-boarding, continuously build content and direct marketing campaigns, and develop additional software integration and customization capabilities, all of which will require additional capital.

The Company expects that through the next 12 months, the capital requirements to fund the Company’s growth, service existing debt obligations, and to cover the operating costs as a public company will consume substantially all of the cash flows that it intends to generate from its operations. The Company further believes that during this period, while the Company is focusing on the growth and expansion of its business, the gross profit that it expects to generate from operations will not generate sufficient funds to cover these anticipated operating costs. Our cash requirements are insufficient by approximately $90,000 per month. During 2018 and 2017, the Company has used the proceeds from the convertible note issuances to sustain operations and to follow through on the execution of its business plan. There is no assurance that the Company has or will be able to obtain sufficient funds to fund the Company’s operations. Given these conditions, the Company’s ability to continue as a going concern is contingent upon increasing its revenues and successfully managing its cash requirements. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrants into established markets, the competitive environment in which the Company operates and its cash requirements. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

The number of customers that comprise the Company’s customer base, along with the different industries, governmental entities and geographic regions, in which the Company’s customers operate, limits concentrations of credit risk with respect to accounts receivable. The Company does not generally require collateral or other security to support customer receivables; however, the Company may require its customers to provide retainers, up-front deposits or irrevocable letters-of-credit when considered necessary to mitigate credit risks. The Company has established an allowance for doubtful accounts based upon facts surrounding the credit risk of specific customers and past collections history. Credit losses have been within management’s expectations. At June 30, 2018 and December 31, 2017, the Company’s allowance for doubtful accounts was $12,609 and $16,443, respectively.

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

On January 5, 2018, the Company issued 302,629 new Shares of restricted common stock to directors of the Company in accordance with the 2015 Intellinetics Equity Incentive Plan (the “2015 Plan”). Stock compensation of $57,500 was recorded on the issuance of the Shares.

For the three and six months ended June 30, 2018, the Company recorded Share-based compensation to employees of $66,223 and $124,310, respectively, and to non-employees of $0 and $57,500, respectively. For the three and six months ended June 30, 2017, the Company recorded Share-based compensation to employees of $37,303 and $66,186, respectively, and to non-employees of $0 and $57,500, respectively.

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

Research and Development

We design, develop, test, market, license, and support new software products and enhancements of current products. We continuously monitor our software products and enhancements to remain compatible with standard platforms and file formats. We expense our software development costs as incurred. For the three and six months ending June 30, 2018 and 2017, our research and development costs were $100,631 and $207,086, and $80,728 and $127,184, respectively.

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

The core principle of the standard is that we should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. To achieve that core principle, we should apply the following five step model:

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

We evaluate contract modifications for the impact on revenue recognition if they have been approved by both parties such that the enforceable rights and obligations under the contract have changed. Contract modifications are either accounted for using a cumulative effect adjustment or prospectively over the remaining term of the arrangement. The determination of which method is more appropriate depends on the nature of the modification, which we evaluate on a case-by-case basis.

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

The transaction price is determined based on the consideration to which we expect to be entitled in exchange for transferring promised goods and series to the customer, excluding amounts collected on behalf of third parties such as sales taxes. Determining the transaction price requires significant judgment. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in our judgment, it is probable at a significant future reversal of cumulative revenue recognized under the contract will not occur. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period. The amount of consideration is not adjusted for a significant financing component if the time between payment and the transfer of the related good or service is expected to be one year or less under the practical expedient in ASC 606-10-32-18. Our revenue arrangements are typically accounted for under such expedient, as payment is typically due within 30 to 60 days. As of June 30, 2018, none of our contracts included a significant financing component.

4)	Allocate the transaction price to the performance obligation in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP”) basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The consideration to be received is allocated among the separate performance obligations based on relative SSPs. The SSP is the price at which we would sell a promised good or service separately to a customer. The best estimate of SSP is the observable price of a good or service when we sell that good or service separately. A contractually stated price or a list price for a good or service may be the SSP of that good or service. We use a range of amounts to estimate SSP when we sell each of the goods and services separately and need to determine whether there is a discount that needs to be allocated based on the relative SSP of the various goods and services. In the instance where SSP is not directly observable, such as when we do not sell the product or service separately, we typically determine the SSP using an adjusted market assessment approach using information that may include market conditions and other observable inputs. We typically have more than one SSP for individual goods and services due to the stratification of those goods and services by customers and circumstances. In these instances, we may use information such as the nature of the customer and distribution channel in determining the SSP.

5)	Recognize revenue when or as each performance obligation is satisfied

We satisfy performance obligation either over time or at a point in time as discussed in further detail below. Revenue is recognized over time if 1) the customer simultaneously receives and consume the benefits provided by our performance, 2) our performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or 3) our performance does not create an asset with an alternative use to us and we have an enforceable right to payment for performance completed to date. If we do not satisfy a performance obligation over time, the related performance obligation is satisfied at a point in time by transferring the control of a promised good or service to a customer.

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

The following table present changes in our contract assets and liabilities during the six months ended June 30, 2018 and 2017:

	Balance at Beginning of Period	Revenue Recognized in Advance of Billings	Billings	Balance at End of Period
Six months ended June 30, 2018
Contract assets: Unbilled receivables	$89,847	$147,126	$(168,436)	$68,537

Six months ended June 30, 2017
Contract assets: Unbilled receivables	$94,153	$208,316	$(195,089)	$107,380

	Balance at Beginning of Period	Billings	Recognized Revenue	Balance at End of Period
Six months ended June 30, 2018
Contract liabilities: Deferred revenue	$708,130	$1,294,906	$(1,395,045)	$607,991

Six months ended June 30, 2017
Contract liabilities: Deferred revenue	$666,288	$1,478,524	$(1,559,799)	$585,013

h) Remaining performance obligations

Remaining performance obligations represent the transaction price from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 75% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. As of June 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations for software as a service and software maintenance contracts with a duration greater than one year was $144,884. This does not include revenue related to performance obligations that are part of a contract whose original expected duration is one year or less.

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

k) Contract costs

The Company recognizes an “other asset” for the incremental costs of obtaining a contract with a customer. We have determined that certain sales commissions meet the requirement to be capitalized, and we amortize these costs on a consistent basis with the pattern of transfer of the goods and services in the contract. Total capitalized costs to obtain a contract were immaterial during the periods presented and are included in other current and long-term assets on our consolidated balance sheets.

l) Impact of ASC 606 adoption to reported results

Adoption of the new revenue standard impacted our reported results as follows:

	For the Three Months Ended June, 2017
	As Reported	New Revenue Standard Adjustment	As Adjusted

Condensed Consolidated Statements of Operations:
Revenues	$737,354	$(85)	$737,269
Operating expenses	685,319	3,152	688,471
Net loss	(299,282)	(3,237)	(302,519)
Basic and diluted net loss per share	(0.02)	-	(0.02)

	For the Six Months Ended June, 2017
	As Reported	New Revenue Standard Adjustment	As Adjusted

Condensed Consolidated Statements of Operations:
Revenues	$1,447,748	$(2,862)	$1,444,886
Operating expenses	1,505,447	1,860	1,507,307
Net loss	(747,990)	(4,722)	(752,712)
Basic and diluted net loss per share	(0.04)	-	(0.04)

	For the Twelve Months Ended December 31, 2017
	As Reported	New Revenue Standard Adjustment	As Adjusted

Condensed Consolidated Statements of Operations:
Revenues	$2,623,441	$(3,334)	$2,620,107
Operating expenses	3,031,555	2,694	3,034,249
Net loss	(1,359,337)	(6,028)	(1,365,365)
Basic and diluted net loss per share	(0.08)	-	(0.08)

	June 30, 2017
	As Reported	New Revenue Standard Adjustment	As Adjusted

Condensed Consolidated Balance Sheets:
Accounts payable and accrued expenses	$703,422	$3,426	$706,848
Deferred revenue	581,323	3,690	585,013
Accumulated deficit	(15,702,740)	(7,116)	(15,709,856)

	December 31, 2017
	As Reported	New Revenue Standard Adjustment	As Adjusted

Condensed Consolidated Balance Sheets:
Accounts payable and accrued expenses	$471,200	$4,259	$475,459
Deferred revenue	703,971	4,159	708,130
Accumulated deficit	(16,314,087)	(8,418)	(16,322,505)

Advertising

The Company expenses the cost of advertising as incurred. Advertising expense for the three and six months ended June 30, 2018 and 2017 amounted to approximately $10,425 and $13,926, and $7,255 and $19,255, respectively.

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

Deferred income taxes are recognized for the tax consequences in future years of temporary differences between the financial reporting and tax bases of assets and liabilities as of each period-end based on enacted tax laws and statutory rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A 100% valuation allowance has been established on deferred tax assets at June 30, 2018 and 2017, due to the uncertainty of our ability to realize future taxable income.

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

Statement of Cash Flows

For purposes of reporting cash flows, cash includes cash on hand and demand deposits held by banks.

Reclassifications

Certain amounts in the 2017 consolidated financial statements have been reclassified to conform to current year presentation.

6.	Property and Equipment

Property and equipment are comprised of the following:

	June 30, 2018	December 31, 2017
Computer hardware and purchased software	$254,470	$252,275
Leasehold improvements	221,666	221,666
Furniture and fixtures	82,056	82,722
	558,192	556,663
Less: accumulated depreciation and amortization	(544,600)	(541,903)
Property and equipment, net	$13,592	$14,760

Total depreciation expense on the Company’s property and equipment for the three and six months ended June 30, 2018 and 2017 amounted to $2,384 and $4,578, and $2,780 and $5,786, respectively.

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

The Company issued convertible promissory notes on December 30, 2016 in an aggregate amount of $315,000 and on January 6, 2017 and January 31, 2017 in an aggregate amount of $560,000 (collectively, the “2016 Unrelated Notes”) to unrelated accredited investors. Placement agent and escrow agent fees of $87,360 and $12,895 were deducted from the respective cash proceeds. The notes mature on December 31, 2018, and bear interest at an annual rate of interest of 12% until maturity, with partial interest of 6% payable quarterly. The note investors have a right, in their sole discretion, to convert the notes into shares under certain circumstances at a conversion rate of $0.65 per share. If the notes have not been fully repaid by the Company by the maturity date or converted into shares at the election of the note investors prior to maturity, then such notes will accrue interest at the annual rate of 14% from the maturity date until the date the notes are repaid in full. Any interest not paid quarterly will also accrue interest at the annual rate of 8% instead of 6%. The Company used the proceeds of the notes for working capital, general corporate purposes, and debt repayment. The Company recognized a beneficial conversion feature in the amount of $369,677. Interest expense recognized on the amortization of the beneficial conversion feature was $46,209 and $92,419, and $46,209 and $88,089 for the three and six months ended June 30, 2018 and 2017, respectively.

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

The table below reflects all notes payable at June 30, 2018 and December 31, 2017, respectively, with the exception of related party notes disclosed in Note 8 - Notes Payable - Related Parties.

	June 30, 2018	December 31, 2017
2016 Unrelated Notes	$778,251	$685,831
2017 Unrelated Notes	1,760,000	1,760,000
Total notes payable	$2,538,251	$2,445,831
Less unamortized debt issuance costs	(241,983)	(349,447)
Less current portion	(875,000)	(875,000)
Long-term portion of notes payable	$1,421,268	$1,221,384

Future minimum principal payments of these notes payable with the exception of the related party notes in Note 8 - Notes Payable - Related Parties, as described in this Note 7 are as follows:

For the Twelve Months
Ending June 30,	Amount
2019	$875,000
2020	1,663,251
Total	$2,538,251

As of June 30, 2018 and December 31, 2017, accrued interest for these notes payable with the exception of the related party notes in Note 8 - Notes Payable - Related Parties, was $187,441 and $70,304, respectively, and was reflected within accounts payable and accrued expenses on the consolidated balance sheets. As of June 30, 2018 and December 31, 2017, deferred financing costs were $241,983 and $349,447, respectively, and were reflected within long term liabilities on the consolidated balance sheets.

With respect to all notes outstanding (other than the notes to related parties), for the three and six months ended June 30, 2018, and 2017, interest expense, including the amortization of deferred financing costs, accrued loan participation fees, original issue discounts, deferred interest and related fees, interest expense related to warrants issued for the conversion of convertible notes, and the embedded conversion feature was $169,407 and $330,798, and $103,616 and $200,839 respectively.

8.	Notes Payable - Related Parties

On March 29, 2012, the Company issued an unsecured promissory note in the amount of $238,000, bearing interest at a rate of 10%, payable to Ramon Shealy, a then-director of the Company, who subsequently resigned from the Company’s board of directors (“Board of Directors”) on December 17, 2012, for personal reasons. All principal and interest was due and payable on September 27, 2012, but was later extended to November 24, 2012. On April 16, 2012, the Company issued another promissory note payable to Mr. Shealy, in the amount of $12,000, bearing interest at a rate of 10% per quarter. All principal and interest was due on July 15, 2012, but was later extended to November 24, 2012. On November 24, 2012, the two notes were cancelled and replaced with a $250,000 promissory note, under the same terms, with a maturity date of January 1, 2014. On December 24, 2013, the maturity date of the $250,000 promissory note was extended to January 1, 2015. On March 13, 2013, the Company paid $100,000 of the principal amount of the $250,000 promissory note to Mr. Shealy. On December 31, 2014, the Company and Mr. Shealy agreed to extended payment terms for the remaining total principal and interest in the amount of $193,453, payable in sixty (60) monthly installments beginning January 31, 2015, with a maturity date of January 1, 2020. As of June 30, 2018 and December 31, 2017, this Note had a principal balance of $68,493 and $92,439, respectively.

On November 30, 2016, the Company issued convertible promissory notes in a maximum aggregate principal amount of $225,000 to Robert Taglich and Michael Taglich (each holding more than 5% beneficial interest in the Company’s shares) and Robert Schroeder (Director) (“2016 Bridge Notes”). The notes had a maturity date of December 1, 2017, bearing interest at an annual rate of interest of 8% until maturity. Each note holder had a right, in their sole discretion, to convert the notes into securities to be issued by the Company in a private placement of equity, equity equivalent, convertible debt or debt financing. On December 30, 2016, the 2016 Bridge Notes were converted by the note holders into the 2016 Related Notes, described below.

On December 30, 2016, the Company issued convertible promissory notes in an aggregate amount of $375,000 (the “2016 Related Notes”) to accredited investors, including Robert Taglich and Michael Taglich (each holding more than 5% beneficial interest in the Company’s shares) and Robert Schroeder (Director), in exchange for the conversion of $225,000 principal from the Bridge Notes and $150,000 cash. The notes bear interest at an annual rate of interest of 12 percent until maturity, with partial interest of 6% payable quarterly, and mature on December 31, 2018. The note investors have a right, in their sole discretion, to convert the notes into shares at a conversion rate of $0.65 per share. If the notes have not been fully repaid by the Company by the maturity date or converted into shares at the election of the note investors prior to the maturity date, then such notes will accrue interest at the annual rate of 14% from the maturity date until the date the notes are repaid in full. Any interest not paid quarterly will also accrue interest at the annual rate of 8% instead of 6%. The Company used the proceeds of the notes for working capital, general corporate purposes, and debt repayment. The Company recognized a beneficial conversion feature in the amount of $144,231. Interest expense recognized on the amortization of the beneficial conversion feature was $18,029 and $36,058 for the three and six months ended June 30, 2018 and 2017.

On September 21, 2017, the Company issued convertible promissory notes in a maximum aggregate principal amount of $154,640 (the “2017 Bridge Notes”) to Robert Taglich and Michael Taglich (each holding more than 5% beneficial interest in the Company’s shares). The notes included an original issue discount of $4,640. Interest expense recognized on the amortization of the original discount was $889, for the twelve months ended December 31, 2017. The notes bore interest at an annual rate of interest of 8% beginning March 21, 2018, until maturity on September 21, 2018. The effective interest rate was 7% for the term of the notes. Any interest not paid at maturity would accrue interest at the annual rate of 12% instead of 8%. The note investors had a right, in their sole discretion, to convert the notes into securities to be issued by the Company in a private placement of equity, equity equivalent, convertible debt or debt financing. In conjunction with the issue of the 2016 Bridge Notes, 150,000 warrants were issued. The warrants have an exercise price equal to $0.30 per share and contain a cashless exercise provision. All warrants are immediately exercisable and are exercisable for five years from issuance. The Company recognized debt issuance costs, recorded as a debt discount, on the issue of the warrants in the amount of $38,836. Interest expense recognized on the amortization of the debt discount was $38,836, for the twelve months ended December 31, 2017. On November 30, 2017, principal in the amount of $150,000 of the 2017 Bridge Notes was converted by the note holders into the 2017 Related Notes, described below.

On November 17, 2017, the Company issued convertible promissory notes in an aggregate amount of $390,000 (the “2017 Related Notes”) to accredited investors, including Robert Taglich and Michael Taglich (each holding more than 5% beneficial interest in the Company’s shares) and James DeSocio (Executive Officer and Director), in exchange for the conversion of $150,000 principal from the 2017 Bridge Notes and $240,000 cash. The notes mature on November 30, 2019, and bear interest at an annual rate of interest of 8% until maturity, with interest of 8% payable quarterly beginning July 1, 2018. The effective interest rate is 6% for the term of the notes. The note investors have a right, in their sole discretion, to convert the notes into shares under certain circumstances at a conversion rate of $0.20 per share. If the notes have not been fully repaid by the Company by the maturity date or converted into shares at the election of the note investors prior to maturity, then such notes will accrue interest at the annual rate of 12% from the maturity date until the date the notes are repaid in full. The Company is using the proceeds of the notes for working capital, general corporate purposes, and debt repayment.

The table below reflects Notes payable due to related parties at June 30, 2018 and December 31, 2017, respectively:

	June 30, 2018	December 31, 2017
The $250,000 Shealy Note	68,493	92,439
2016 Related Notes	338,942	302,885
2017 Related Notes	390,000	390,000
Total notes payable - related party	$797,435	$785,324
Unamortized debt issuance costs	(38,709)	(55,675)
Less current portion	(419,476)	(416,969)
Long-term portion of notes payable-related party	$339,250	$312,680

Future minimum principal payments of these notes payable as described in this Note 8 are as follows:

For the Twelve Months Ending
June 30,	Amount
2019	$419,476
2020	377,959
TOTAL	$797,435

As of June 30, 2018 and December 31, 2017, accrued interest for these notes payable – related parties amounted to $63,171 and $29,997, respectively.

For the three and six months ended June 30, 2018, and 2017, interest expense in connection with notes payable – related parties was $49,946 and $97,537, and $34,567 and $69,438, respectively.

9.	Deferred Compensation

Pursuant to the Company’s employment agreements with the founders, the founders have earned incentive compensation totaling $189,166 and $213,166 in cash, as of June 30, 2018 and December 31, 2017, respectively, which payment obligation has been deferred by the Company until it reasonably believes it has sufficient cash to make the payment. Following the retirement of founder A. Michael Chretien on December 8, 2017, the Company expects to make bi-weekly payments of $1,846 until the deferred compensation has been paid, which will comprise 61 full payments and one partial payment of $1,569. For the three and six months ended June 30, 2018, the Company paid $11,077 and $24,000, which is reflected as a reduction in the deferred compensation liability.

10.	Commitments and Contingencies

Employment Agreements

The Company has entered into employment agreements with three of its key executives. Under their respective agreements, the executives serve at will and are bound by typical confidentiality, non-solicitation and non-competition provisions. Deferred compensation for the founders of the Company, as disclosed in Note 9 above, is still outstanding as of June 30, 2018.

Operating Leases

On January 1, 2010, the Company entered into an agreement to lease 6,000 rentable square feet of office space in Columbus, Ohio. The lease commenced on January 1, 2010 and, pursuant to a lease extension dated August 9, 2016, the lease expires on December 31, 2021.

Future minimum lease payments under this operating lease are as follows:

For the Twelve Months Ending June 30,	Amount
2019	$52,344
2020	53,640
2021	54,972
2022	27,828
$188,784

Rent expense, recorded on a straight-line basis, charged to operations for the three and six months ended June 30, 2018 and 2017 amounted to $13,252 and $26,503, respectively.

11.	Stockholders’ Equity

Description of Authorized Capital

As of June 30, 2018, the Company was authorized to issue up to 50,000,000 shares of common stock with $0.001 par value. On June 12, 2018, the shareholders of the Company voted to approve an amendment to the Company charter to authorize an additional 25,000,000 shares for a total of 75,000,000 authorized shares of common stock. The holders of the Company’s common stock are entitled to one (1) vote per share. The holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. However, the current policy of the Board of Directors is to retain earnings, if any, for the operation and expansion of the business. Upon liquidation, dissolution or winding-up of the Company, the holders of common stock are entitled to share ratably in all assets of the Company that are legally available for distribution.

Issuance of Restricted Common Stock to Directors

On January 5, 2018, and on January 5 and March 22, 2017, the Company issued 302,629, 61,110, and 2,941 shares, respectively, of restricted common stock to directors of the Company as part of an annual compensation plan for directors. The grant of shares was not subject to vesting. For the three and six months ended June 30, 2018 and 2017, stock compensation of $0 and $57,500, respectively, was recorded on the issuance of the common stock.

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

On September 21, 2017, the Company issued 150,000 warrants to purchase one share to Robert Taglich and Michael Taglich (each holding more than 5% beneficial interest in the Company’s shares) in connection with the 2017 Bridge Notes. The warrants are exercisable to purchase one share at an exercise price of $0.30 per share, contain a cashless exercise provision, and are exercisable for five years after issuance. A debt discount of $38,837 was recorded for the issuance of these warrants, utilizing the Black-Scholes valuation model to value the warrants issued. The 2017 Bridge Notes were converted into the November 2017 Convertible Note Offering. The fair value of warrants issued was determined to be $0.26.

Between November 17 and November 30, 2017, the Company issued convertible promissory notes in an aggregate amount of $2,150,000 with certain accredited investors. The Company retained Taglich Brothers, Inc. as the exclusive placement agent for the November 2017 Convertible Note Offering. In compensation, the Company paid the placement agent a cash payment of 8% of the gross proceeds of the offering, along with warrants to purchase shares, and the reimbursement for the placement agent’s reasonable out of pocket expenses, FINRA filing fees and related legal fees. On November 17, 2017, the Company paid the placement agent cash in the amount of $172,000 and issued the placement agent 354,000 warrants to purchase shares at an exercise price at $0.25 per share, which are exercisable for a period of five years, contain customary cashless exercise and anti-dilution protection and were entitled to piggyback registration rights with respect to the Registration Statement of the Company made effective in February 2018. On November 30, 2017, the Company issued the placement agent 506,000 warrants to purchase shares at an exercise price at $0.25 per share, which will be exercisable for a period of five years, contain customary cashless exercise and anti-dilution protection and are entitled to registration rights. Debt issuance costs of $126,603 was recorded for the issuance of the November 17 and November 30, 2017 warrants, utilizing the Black-Scholes valuation model to value the warrants issued. The fair value of warrants issued was determined to be $0.17 and $0.13 for the November 17 and November 30 warrants, respectively. For the three and six months ended June 30, 2018, interest expense of $42,600 and $85,200 was recorded as amortization of the debt issuance costs.

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

Shares Issued and Outstanding and Shares Reserved for Exercise of Warrants, Convertible Notes, and the 2015 Plan

The Company has 17,729,421 shares issued and outstanding, 5,926,625 shares reserved for issuance upon the exercise of outstanding warrants, 13,942,344 shares reserved for issuance upon the conversion of convertible debt, and 3,366,506 shares reserved for issuance under the 2015 Plan, as of June 30, 2018.

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

On April 30, 2015, the Company entered into a Non-qualified Stock Option Agreement with Murray Gross, a director of the Company, in accordance with the 2015 Plan. The agreement granted options to purchase 640,000 shares prior to the expiration date of April 29, 2025 at an exercise price of $0.75. 400,000 of the options granted immediately vested on the date of grant, and the remaining 240,000 options granted would have vested upon the date at which the Company first reports two consecutive fiscal quarters with revenues of One Million Dollars ($1,000,000) each. The unvested options were not exercisable after the director’s termination of continuous service, on September 30, 2017, as defined in the agreement.

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

The weighted average estimated values of director and employee stock option grants, as well as the weighted average assumptions that were used in calculating such values during the six months ended June 30, 2018 and 2017, were based on estimates at the date of grant as follows:

	April 30, 2015	January 1, 2016	February 10, 2016
	Grant	Grant	Grant
Risk-free interest rate	1.43%	1.76%	1.15%
Weighted average expected term	5 years	5 years	5 years
Expected volatility	143.10%	134.18%	132.97%
Expected dividend yield	0.00%	0.00%	0.00%

	December 6, 2016	March 15, 2017	September 25, 2017
	Grant	Grant	Grant
Risk-free interest rate	1.84%	2.14%	1.85%
Weighted average expected term	5 years	5 years	5 years
Expected volatility	123.82%	121.19%	130.79%
Expected dividend yield	0.00%	0.00%	0.00%

A summary of stock option activity during the six months ended June 30, 2018 and 2017 under our stock option agreements is as follows:

Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2018	2,238,000	$0.55	9 years	79,200
Granted	-
Exercised	-
Forfeited and expired	-

Outstanding at June 30, 2018	2,238,000	$0.55	8 years	$79,200

Exercisable at June 30, 2018	1,251,750	$0.63	8 years	$79,200

The weighted-average grant date fair value of options granted during the six months ended June 30, 2017 was $0.71. There were no grants during the three months ended June 30, 2018.

As of June 30, 2018, and December 31, 2017, there was $310,468 and $434,779, respectively, of total unrecognized compensation costs related to stock options granted under our stock option agreements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of one year. The total fair value of stock options that vested during the six months ended June 30, 2018 and 2017 was $152,788 and $100,655, respectively.

13.	Concentrations

Revenues from the Company’s services to a limited number of customers have accounted for a substantial percentage of the Company’s total revenues. For the three months ended June 30, 2018, the Company’s two largest customers, Laser Systems, Inc. (“LSI”), a Reseller and Tiburon, Inc. (“Tiburon”) a Reseller, accounted for 11% and 9%, respectively, of the Company’s revenue for that period. For the three months ended June 30, 2017the Company’s two largest customers, Franklin County Data Center (“FCDC”), a direct client and Ohio Department of Commerce (“ODC”), a direct client, accounted for 10% and 9%, respectively, of the Company’s revenue for that period. For the six months ended June 30, 2018, the Company’s two largest customers, Tiburon, a Reseller and LSI, a Reseller, accounted for approximately 10% and 10%, respectively, of the Company’s revenues for that period. For the six months ended June 30, 2017, the Company’s two largest customers, Tiburon, a reseller and FCDC, a direct client, accounted for approximately 10% and 9%, respectively, of the Company’s revenues for that period.

For the three months ended June 30, 2018 and 2017, government contracts represented approximately 30% and 45% of the Company’s total revenues, respectively. A significant portion of the Company’s sales to Tiburon represent ultimate sales to government agencies. For the six months ended June 30, 2018 and 2017 government contracts represented approximately 32% and 40%, respectively, of the Company’s net revenue.

As of June 30, 2018, accounts receivable concentrations from the Company’s four largest customers were 21%, 13%, 12% and 11% of gross accounts receivable, respectively. As of December 31, 2017, accounts receivable concentrations from the Company’s three largest customers were 39%, 12% and 10% of gross accounts receivable, respectively. Accounts receivable balances from three of the Company’s four largest customers at June 30, 2018 have since been partially collected.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial conditions and results of operations of the Company for the three and six months ended June 30, 2018, and 2017 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Form 10-Q. References in this item to the “Company,” “us,” “we,” “our,” and similar terms refer to Intellinetics, a Nevada corporation, and its sole operating subsidiary, Intellinetics Ohio, an Ohio corporation, unless we state otherwise or the context indicates otherwise.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition accrued expenses, financing operations, contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carry value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this report for the three and six months ended June 30, 2018.

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

Customers obtain use of the Company’s software by either purchasing it for installation onto their equipment, referred to as a “premise” model, or by accessing the platform via the Internet, referred to as a “cloud-based” or “software as a service” (“SaaS”) model. The Company anticipates that the provision of “cloud” application services, or SaaS cloud-based customer activation, will increase over time and become the priority in the market and the most significant strategic part of its revenue growth opportunity. Our revenues from cloud-based delivery of our software, including hosting services, as a percentage of total revenue for the six months ended June 30, 2018 and 2017, were 32% and 20% respectively.

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

Results of Operations

Revenues

We recorded total revenues of $549,678 and $737,269 for the three months ended June 30, 2018 and 2017, respectively, representing a decrease of $187,591 or 25%. For the six months ended June 30, 2018 and 2017, respectively, revenues were $1,075,052 and $1,444,886, respectively, representing a decrease of $369,834, or 26%. The decrease in total revenues is attributable to several factors as described below.

Sale of Software

Revenues from the sale of software principally consist of sales of additional or upgraded software licenses and applications to existing customers and sales of software to our resellers. These software revenues were $34,158 and $77,291, for the three months ended June 30, 2018 and 2017, respectively, representing a decrease of $43,133, or 56%. The decrease was due to increased focus on Software as a Service as well as fewer, larger on-premise solutions and expansions sold. For the six months ended June 30, 2018 and 2017, respectively, revenues were $75,152 and $240,275 representing a decrease of $165,123, or 69%. The decrease was due to lesser demand for on-premise solutions, and no individually large installations.

Sale of Software as a Service

For those customers that wish to avoid the upfront costs of typical premises-based software installations, we provide access to our software as a service, accessible through the internet. Our customers typically enter into our software as a service agreement for periods of one year or greater. Under these agreements, we generally provide access to the applicable software, data storage and related customer assistance and support. Our software as a service revenues were $177,583 and $148,825, for the three months ended June 30, 2018 and 2017, respectively, representing an increase of $28,758, or 19%. Our software as a service revenues were $354,183 and $278,356, for the six months ended June 30, 2018 and 2017, respectively, representing an increase of $75,827, or 27%. The increase in revenue year-over-year was primarily the result of new customers.

Sale of Software Maintenance Services

Software maintenance services revenues consist of fees for post contract customer support services provided to license holders. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. A substantial portion of these revenues were generated from customers to whom we sold software in prior years who have continued to renew their maintenance agreements. The support and maintenance agreements typically have a term of 12 months. Our software maintenance support revenue was $245,299 and $240,881, for the three months ended June 30, 2018 and 2017, respectively, representing an increase of $4,418, or 2%. Our software maintenance support revenue was $488,867 and $490,802 for the six months ended June 30, 2018 and 2017, respectively, representing a decrease of $1,935, or 0%. The decrease in revenue year-over-year was the result of attrition of existing maintenance agreement renewals exceeding new growth.

Sale of Professional Services

Professional services revenues consist of revenues from consulting, discovery, training, and advisory services to assist customers with document management needs. These revenues include those arrangements where we do not sell software license as an element of the overall arrangement. Professional services revenues were $52,605 and $247,622 for the three months ended June 30, 2018 and 2017, respectively, a decrease of $195,017, or 79%. For the six months ended June 30, 2018 and 2017, respectively, professional services revenues were $111,556 and $355,227, respectively, representing a decrease of $243,671, or 69%. The decrease in revenue was primarily timing of consulting contracts for customers seeking additional customization, project management, and training, as well as overall less revenue in sales of software.

Sale of Third Party Services

Third party services consist of third party vendor software, hardware and/or services purchases as requested by our customers in conjunction with Intellinetics core software or services. Third party services revenues were $40,033 and $22,650, respectively, for the three months ended June 30, 2018 and 2017, respectively, representing an increase of $17,383 or 77%, which was primarily due to timing of projects that are typically attached to new Software or new Software as a Service sales. For the six months ended June 30, 2018 and 2017, respectively, third party services were $45,294 and $80,226, representing a decrease of $34,932, or 44%. The decrease in revenue was primarily timing of project composition, with very little third-party services in the first quarter.

Cost of Revenues

The cost of revenues during the three months ended June 30, 2018 and 2017 were $159,601 and $213,134, respectively, representing a decrease of $53,533, or 25%, consistent with the 25% decrease in total revenues. For the six months ended June 30, 2018 and 2017, respectively, the cost of revenues was $307,163 and $420,013, representing a decrease of $112,850, or 27%. The decrease in cost of revenue for the period ended June 30, 2018 is primarily due to the corresponding lower sales volume.

Gross Margins

Overall gross margin for the three months ended June 30, 2018 and 2017 were 71%, representing offsetting factors of stronger margins in Maintenance Services and weaker margins in Third Party Services netting with the change in product mix. For the six months ended June 30, 2018 and 2017, the gross margins were 71%. The unchanged gross margin year-over-year is primarily as a result of product mix.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $593,400 during the three months ended June 30, 2018 as compared to $499,696 during the three months ended June 30, 2017, representing an increase of $93,705 or 19%. For the six months ended June 30, 2018 and 2017, general and administrative expenses were $1,136,835 and $1,080,240, representing an increase of $56,595, or 5%. The increase for the period ended June 30, 2018 was primarily due increased stock-based compensation costs, increased research and development in the first six months of 2018 as compared to 2017, and additional legal and accounting fees related to the Company’s financing activities, partially offset by reduced underwriting fees and the receipt of a net $52,500 training grant from the state of Ohio in the first quarter.

Sales and Marketing Expenses

Sales and marketing expenses were $244,391 during the three months ended June 30, 2018 as compared to $185,996 during the three months ended June 30, 2017, representing an increase of $58,395 or 31%. For the six months ended June 30, 2018 and 2017, respectively, sales and marketing expenses were $506,100 and $421,282, representing an increase of $84,818, or 20%. The increase was primarily related to our increased emphasis on market branding and marketing, including increased payroll, sales and marketing tools, and modernization of our web site’s message and functionality.

Depreciation and Amortization

Depreciation and amortization was $2,384 for the three months ended June 30, 2018, as compared to $2,780 for the three months ended June 30, 2017, representing a decrease of $396 or 14%. For the six months ended June 30, 2018 and 2017, respectively, depreciation and amortization was $4,578 and $5,786, representing a decrease of $1,207 or 21%. The decrease was the result of assets becoming fully depreciated.

Interest Expense, Net

Interest expense, net, was $219,353 during the three months ended June 30, 2018 as compared to $138,183 during the three months ended June 30, 2017, representing an increase of $81,170 or 59%. For the six months ended June 30, 2018 and 2017, respectively, interest expense was $428,336 and $270,278, an increase of $158,058, or 58%. The increase resulted primarily from interest expense and amortization of prepaid financing charges related to the convertible promissory notes issued in November 2017.

Liquidity and Capital Resources

We have financed our operations primarily through a combination of cash on hand, cash generated from operations, and proceeds from issuance of convertible promissory notes. As of June 30, 2018, our major liquidity indicators are:

●	Cash $280,972

●	Working Capital Deficiency $(1,969,892)

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

The Company expects that through the next 12 months the capital requirements to fund the Company’s growth and to cover the operating costs as a public company will consume substantially all the cash flows that it intends to generate from its operations, in addition to the proceeds from the issuances of debt and equity securities. The Company further believes that during this period, while the Company is focusing on the growth and expansion of its business, the gross profit that it expects to generate from operations may not generate sufficient funds to cover these anticipated operating costs. Our cash flows to meet our cash requirements are insufficient by approximately $90,000 per month. Assuming over the next 12 months, we do not increase our cash flow generated from operations or obtain additional capital or debt financing, we will not have sufficient funds for planned operations and service for existing current debt obligations.

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

Liquidity and Capital Resource - Equity Capital Resources

Shares Issued and Outstanding and Shares Reserved for Exercise of Warrants, Stock Options, and the 2015 Plan

As of August 14, 2018, the Company has 17,729,421 shares of common stock issued and outstanding; and 23,499,355 shares reserved for issuance upon the exercise of outstanding warrants, convertible notes, outstanding stock options, and shares reserved for the 2015 Plan. On June 12, 2018, the shareholders approved the authorization of an additional 25,000,000 shares of common stock of the Company, resulting in 75,000,000 total authorized shares.

Our shares are available for quotation on the OTCQB, and we believe this is important for raising capital to finance our growth plan. We intend to deploy any future capital we may raise to expand our sales and marketing capabilities, develop ancillary software products, enhance our internal infrastructure, support the accounting, auditing and legal costs of operating as a public company, service existing debt obligations, and provide working capital.

Liquidity and Capital Resource - Debt Capital Resources

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

Summary of Current Outstanding Indebtedness

The Company’s outstanding indebtedness at June 30, 2018 was as follows:

●	Promissory note held by Ramon Shealy, dated December 31, 2014, with a principal balance of $193,453, current principal balance of $68,493, and accrued interest of $0.

●	Convertible notes held by accredited investors, dated December 30, 2016 and January 5 and January 30, 2017, with an aggregate original principal balance of $1,250,000, current principal balance of $1,250,000, and accrued interest of $144,230.

●	Convertible notes held by accredited investors, dated November 17 and November 30, 2017, with an aggregate original principal balance of $2,150,000, current principal balance of $2,150,000, and accrued interest of $106,382.

Capital Expenditures

We had no material commitments to make any capital expenditures at June 30, 2018.

Cash Flows

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2018 and 2017 was $817,592 and $638,533 respectively. During the six months ended June 30, 2018, the net cash used in operating activities was primarily attributable to the net loss, adjusted for non-cash expenses of $435,462 and an increase in net operating liabilities of $54,906. During the six months ended June 30, 2017, the net cash used in operating activities was primarily attributable to the net loss, adjusted for non-cash expenses of $353,327 and a decrease in net operating liabilities of $239,147.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2018 and 2017 amounted to $3,410 and $6,428, respectively, and was related to the purchase of property and equipment.

Financing Activities

Net cash used by financing activities for the six months ended June 30, 2018 amounted to $23,947. The net cash used by financing activities resulted from notes payable repayments to related parties.

Net cash provided by financing activities for the six months ended June 30, 2017 amounted to $260,632. The net cash provided by financing activities resulted from new borrowings of $560,000, offset by $196,040 of notes payable repayments, of which $18,678 was repaid to related parties, and payment of deferred financing costs of $103,328.

Critical Accounting Policies and Estimates

There have been no significant changes during the three months ended June 30, 2018 to the items that we disclosed as our critical accounting policies and use of estimates in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

As stated in our Annual Report on Form 10-K, for the year ended December 31, 2017, our principal executive officer and principal financial officer concluded that as of the end of that period, our disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act as a result of a material weaknesses in our internal control over financial reporting.

The material weakness, which related to internal control over financial reporting resulted from the lack of controls and segregation of duties related to technical application of GAAP. Specifically, we did not have effective controls in place to properly identify certain mistakes in financial reporting schedules related to presentation on the statement of operations and cash flows and an error in a schedule to account for a warrant transaction which resulted in a material required adjustment identified by our independent registered public accounting firm in December 2017. Management is aware of the risks associated with the lack of segregation of duties due to the small number of employees currently working with general administrative and financial reporting matters. Due to our size and nature, segregation of all conflicting duties may not always be possible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.

To address and remediate the material weakness in internal control over financial reporting described above, we performed a comprehensive review of our related procedures and controls and took the following actions:

●	Modified and strengthened the accounting personnel structure, including the Chief Executive Officer in the internal control structure who was hired in September 2017.

●	Implemented enhanced reconciliation procedures and management review controls surrounding significant/unusual transactions, including audit committee oversight.

We have assessed the effectiveness of our remediation efforts over our internal controls and disclosure controls during the first six months of 2018. The controls have operated effectively during this time. The Company will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions that it deems appropriate given the circumstances.

Based on our evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

(b) Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. Other than the remediation described above, there were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INTELLINETICS, INC.

Dated:	August 14, 2018

By:	/s/ James F. DeSocio
James F. DeSocio
President and Chief Executive Officer

Dated:	August 14, 2018

By:	/s/ Joseph D. Spain
Joseph D. Spain
Chief Financial Officer

