Form 10-Q
period 2018-09-30
INTELLINETICS, INC.
filed 2018-11-14
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

As of November 13, 2018 there were 17,729,421 shares of the issuer’s common stock outstanding.

INTELLINETICS, INC.

Form 10-Q

September 30, 2018

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

Part I Financial Information

Item 1. Financial Statements

INTELLINETICS, INC. and SUBSIDIARY

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash	$1,333,278	$1,125,921
Accounts receivable, net	192,569	295,815
Prepaid expenses and other current assets	200,349	162,450

Total current assets	1,726,196	1,584,186

Property and equipment, net	11,163	14,760
Other assets	10,284	10,284

Total assets	$1,747,643	$1,609,230

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$649,461	$475,459
Deferred revenues	693,198	708,130
Deferred compensation	178,089	213,166
Notes payable - current	-	875,000
Notes payable - related party - current	45,598	416,969
Total current liabilities	1,566,346	2,688,724

Long-term liabilities:
Notes payable - net of current portion	3,153,827	1,221,384
Notes payable - related party - net of current portion	1,067,952	312,680
Other long-term liabilities - related parties	82,435	29,997

Total long-term liabilities	4,304,214	1,564,061

Total liabilities	5,870,560	4,252,785

Stockholders’ deficit:

Common stock, $0.001 par value, 75,000,000 shares authorized; 17,729,421 and 17,426,792 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	30,733	30,431
Additional paid-in capital	13,956,732	13,648,519
Accumulated deficit	(18,110,382)	(16,322,505)
Total stockholders’ deficit	(4,122,917)	(2,643,555)
Total liabilities and stockholders’ deficit	$1,747,643	$1,609,230

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues:
Sale of software	$64,986	$134,731	$140,138	$375,006
Software as a service	173,515	177,729	527,697	456,085
Software maintenance services	251,660	241,358	740,527	732,160
Professional services	57,294	81,751	168,849	436,977
Third party services	125,656	35,884	170,950	116,110

Total revenues	673,111	671,453	1,748,161	2,116,338

Cost of revenues:
Sale of software	33,757	32,714	64,290	71,515
Software as a service	75,266	78,915	220,953	228,154
Software maintenance services	23,794	30,433	74,395	87,463
Professional services	22,303	36,688	58,445	183,133
Third party services	106,638	5,209	150,837	33,707

Total cost of revenues	261,758	183,959	568,920	603,972

Gross profit	411,353	487,494	1,179,241	1,512,366

Operating expenses:
General and administrative	446,224	490,943	1,583,059	1,571,184
Sales and marketing	235,974	146,957	742,074	568,238
Depreciation	2,429	3,231	7,007	9,016

Total operating expenses	684,627	641,131	2,332,140	2,148,438

Loss from operations	(273,274)	(153,637)	(1,152,899)	(636,072)

Other income (expense):
Interest expense, net	(206,642)	(141,483)	(634,978)	(411,761)

Total other income (expense)	(206,642)	(141,483)	(634,978)	(411,761)

Net loss	$(479,916)	$(295,120)	$(1,787,877)	$(1,047,833)

Basic and diluted net loss per share:	$(0.03)	$(0.02)	$(0.10)	$(0.06)

Weighted average number of common shares outstanding - basic and diluted	17,729,421	17,376,012	17,726,083	17,369,012

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARY

Consolidated Statement of Stockholders’ Deficit

For the Nine Months Ended September 30, 2018

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2017	17,426,792	$30,431	$13,648,519	$(16,322,505)	$(2,643,555)

Stock Issued to Directors	302,629	302	57,198	-	$57,500

Stock Option Compensation	-	-	186,668	-	$186,668

Note Offer Warrants	-	-	64,347	-	$64,347

Net Loss	-	-	-	(1,787,877)	$(1,787,877)

Balance, September 30, 2018	17,729,421	$30,733	$13,956,732	$(18,110,382)	$(4,122,917)

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(1,787,877)	$(1,047,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,007	9,016
Bad debt expense	2,398	6,646
Amortization of deferred financing costs	186,646	59,761
Amortization of beneficial conversion option	184,541	188,385
Stock issued for services	57,500	57,500
Stock options compensation	186,668	91,063
Note offer warrant expense	-	54,015
Changes in operating assets and liabilities:
Accounts receivable	100,848	(204,219)
Prepaid expenses and other current assets	(37,899)	(14,338)
Accounts payable and accrued expenses	174,002	76,427
Deferred compensation	(35,077)	-
Other long-term liabilities - related parties	52,438	24,806
Deferred interest expense	-	(3,230)
Deferred revenues	(14,932)	(103,403)
Total adjustments	864,140	242,429
Net cash used in operating activities	(923,737)	(805,404)

Cash flows from investing activities:
Purchases of property and equipment	(3,410)	(14,202)
Net cash used in investing activities	(3,410)	(14,202)

Cash flows from financing activities:
Payment of deferred financing costs	(130,841)	(103,328)
Proceeds from notes payable	900,000	560,000
Proceeds from notes payable - related parties	400,000	150,000
Repayment of notes payable	-	(268,195)
Repayment of notes payable - related parties	(34,655)	(25,114)
Net cash used/provided by financing activities	1,134,504	313,363

Net increase (decrease) in cash	207,357	(506,243)
Cash - beginning of period	1,125,921	689,946
Cash - end of period	$1,333,278	$183,703

Supplemental disclosure of cash flow information:
Cash paid during the period for interest and taxes	$32,207	$75,658

Supplemental disclosure of non-cash financing activities:
Discount on notes payable for beneficial conversion feature	$-	$248,522
Discount on notes payable for warrants	44,548	-
Discount on notes payable - related parties for warrants	19,799	38,836

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8.03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation of the consolidated financial position of the Company as of September 30, 2018 and the consolidated results of its operations and cash flows for the three and nine months ended September 30, 2018 and 2017, have been included. The Company has evaluated subsequent events through the issuance of this Form 10-Q. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other interim or future period. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2017 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 2, 2018.

3.	Liquidity and Management’s Plans

Through September 30, 2018, the Company had incurred an accumulated deficit since its inception of $18,110,382. At September 30, 2018, the Company had a cash balance of $1,333,278.

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

The Company expects that through the next 12 months, the capital requirements to fund the Company’s growth, service existing debt obligations, and to cover the operating costs as a public company will consume substantially all of the cash flows that it intends to generate from its operations. The Company further believes that during this period, while the Company is focusing on the growth and expansion of its business, the gross profit that it expects to generate from operations will not generate sufficient funds to cover these anticipated operating costs. Our cash requirements are insufficient by approximately $80,000 per month. During 2018 and 2017, the Company has used the proceeds from the convertible note issuances to sustain operations and to follow through on the execution of its business plan. There is no assurance that the Company has or will be able to obtain sufficient funds to fund the Company’s operations. Given these conditions, the Company’s ability to continue as a going concern is contingent upon increasing its revenues and successfully managing its cash requirements. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrants into established markets, the competitive environment in which the Company operates and its cash requirements. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Since inception, the Company’s operations have primarily been funded through a combination of gross margins, state business development loans, bank loans, convertible loans, and the sale of securities. Although management believes that the Company may have access to additional capital resources, there are currently no commitments or arrangements in effect that would provide for new financing and there is no assurance that the Company will be able to obtain additional funds on commercially acceptable terms, if at all.

During the nine months ended September 30, 2018, the Company raised a net $1,169,159 through the issuance of convertible notes. The proceeds from the issuance were used to fund the Company’s working capital needs and debt repayment obligations.

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

The number of customers that comprise the Company’s customer base, along with the different industries, governmental entities and geographic regions, in which the Company’s customers operate, limits concentrations of credit risk with respect to accounts receivable. The Company does not generally require collateral or other security to support customer receivables; however, the Company may require its customers to provide retainers, up-front deposits or irrevocable letters-of-credit when considered necessary to mitigate credit risks. The Company has established an allowance for doubtful accounts based upon facts surrounding the credit risk of specific customers and past collections history. Credit losses have been within management’s expectations. At September 30, 2018 and December 31, 2017, the Company’s allowance for doubtful accounts was $18,841 and $16,443, respectively.

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

For the three and nine months ended September 30, 2018, the Company recorded share-based compensation to employees of $62,357 and $186,668, respectively, and to non-employees of $0 and $57,500, respectively. For the three and nine months ended September 30, 2017, the Company recorded share-based compensation to employees of $24,877 and $91,063, respectively, and to non-employees of $0 and $57,500, respectively.

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

Research and Development

We design, develop, test, market, license, and support new software products and enhancements of current products. We continuously monitor our software products and enhancements to remain compatible with standard platforms and file formats. We expense our software development costs as incurred. For the three and nine months ending September 30, 2018 and 2017, research and development costs were $84,783 and $291,869, and $125,411 and $252,596, respectively.

Recent Accounting Pronouncements

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (“Topic 842”) (“ASU 2016-02”), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. ASU 2016-02 will be effective for the Company beginning in its first quarter of 2020, and early adoption is permitted. The Company is currently evaluating the timing of its adoption and the impact of adopting ASU 2016-02 on its consolidated financial statements.

Revenue Recognition

Effective January 1, 2018, we adopted Accounting Standards Codification, Topic 606, “Revenue from Contracts with Customers” (“ASC 606”), using the full retrospective transition method. Adoption of the standard using the full retrospective method required us to restate certain previously reported results.

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

The core principle of the standard is that we should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. To achieve that core principle, we should apply the following five step model:

1.	Identify the contract with the customer;
2.	Identify the performance obligations in the contract;
3.	Determine the transaction price;
4.	Allocate the transaction price to the performance obligations in the contract; and
5.	Recognize revenue when (or as) each performance obligation is satisfied.

1)	Identify the contract with the customer

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

The transaction price is determined based on the consideration to which we expect to be entitled in exchange for transferring promised goods and series to the customer, excluding amounts collected on behalf of third parties such as sales taxes. Determining the transaction price requires significant judgment. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in our judgment, it is probable at a significant future reversal of cumulative revenue recognized under the contract will not occur. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period. The amount of consideration is not adjusted for a significant financing component if the time between payment and the transfer of the related good or service is expected to be one year or less under the practical expedient in ASC 606-10-32-18. Our revenue arrangements are typically accounted for under such expedient, as payment is typically due within 30 to 60 days. As of September 30, 2018, none of our contracts included a significant financing component.

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

The following table present changes in our contract assets and liabilities during the nine months ended September 30, 2018 and 2017:

	Balance at Beginning of Period	Revenue Recognized in Advance of Billings	Billings	Balance at End of Period
Nine months ended September 30, 2018
Contract assets: Unbilled receivables	$89,847	$228,520	$(236,973)	$81,394

Nine months ended September 30, 2017
Contract assets: Unbilled receivables	$94,153	$290,372	$(302,469)	$82,056

	Balance at Beginning of Period	Billings	Recognized Revenue	Balance at End of Period
Nine months ended September 30, 2018
Contract liabilities: Deferred revenue	$708,130	$1,759,664	$(1,774,596)	$693,198

Nine months ended September 30, 2017
Contract liabilities: Deferred revenue	$666,288	$2,144,419	$(2,242,173)	$568,534

h) Remaining performance obligations

Remaining performance obligations represent the transaction price from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 80% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. As of September 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations for software as a service and software maintenance contracts with a duration greater than one year was $135,759. This does not include revenue related to performance obligations that are part of a contract whose original expected duration is one year or less.

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

l) Impact of ASC 606 adoption to reported results

Adoption of the new revenue standard impacted our reported results as follows:

	(Unaudited)
	For the Three Months Ended September 30, 2017
	As Reported	New Revenue Standard Adjustment	As Adjusted

Condensed Consolidated Statements of Operations:
Revenues	$674,240	$(2,787)	$671,453
Operating expenses	635,489	5,642	641,131
Net loss	(286,690)	(8,430)	(295,120)
Basic and diluted net loss per share	(0.02)	-	(0.02)

	(Unaudited)
	For the Nine months ended September 30, 2017
	As Reported	New Revenue Standard Adjustment	As Adjusted

Condensed Consolidated Statements of Operations:
Revenues	$2,121,987	$(5,649)	$2,116,338
Operating expenses	2,140,935	7,503	2,148,438
Net loss	(1,034,681)	(13,152)	(1,047,833)
Basic and diluted net loss per share	(0.06)	-	(0.06)

	(Unaudited)
	For the Twelve Months Ended December 31, 2017
	As Reported	New Revenue Standard Adjustment	As Adjusted

Condensed Consolidated Statements of Operations:
Revenues	$2,623,441	$(3,334)	$2,620,107
Operating expenses	3,031,555	2,694	3,034,249
Net loss	(1,359,337)	(6,028)	(1,365,365)
Basic and diluted net loss per share	(0.08)	-	(0.08)

	(Unaudited)
	September 30, 2017
	As Reported	New Revenue Standard Adjustment	As Adjusted

Condensed Consolidated Balance Sheets:
Accounts payable and accrued expenses	$830,472	$9,069	$839,541
Deferred revenue	562,057	6,477	568,534
Accumulated deficit	(15,989,431)	(15,545)	(16,004,976)

	(Unaudited)
	December 31, 2017
	As Reported	New Revenue Standard Adjustment	As Adjusted

Condensed Consolidated Balance Sheets:
Accounts payable and accrued expenses	$471,200	$4,259	$475,459
Deferred revenue	703,971	4,159	708,130
Accumulated deficit	(16,314,087)	(8,418)	(16,322,505)

Advertising

The Company expenses the cost of advertising as incurred. Advertising expense for the three and nine months ended September 30, 2018 and 2017 amounted to approximately $3,707 and $17,633, and $4,420 and $23,675, respectively.

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

Deferred income taxes are recognized for the tax consequences in future years of temporary differences between the financial reporting and tax bases of assets and liabilities as of each period-end based on enacted tax laws and statutory rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A 100% valuation allowance has been established on deferred tax assets at September 30, 2018 and December 31, 2017, due to the uncertainty of our ability to realize future taxable income.

The Company accounts for uncertainty in income taxes in its financial statements as required under ASC 740, “Accounting for Uncertainty in Income Taxes”. The standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition accounting. Management determined there were no material uncertain positions taken by the Company in its tax returns.

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

Statement of Cash Flows

For purposes of reporting cash flows, cash includes cash on hand and demand deposits held by banks.

Reclassifications

Certain amounts in the 2017 consolidated financial statements have been reclassified to conform to current year presentation.

6.	Property and Equipment

Property and equipment are comprised of the following:

	September 30, 2018	December 31, 2017
Computer hardware and purchased software	$254,470	$252,275
Leasehold improvements	221,666	221,666
Furniture and fixtures	82,056	82,722
	558,192	556,663
Less: accumulated depreciation and amortization	(547,029)	(541,903)
Property and equipment, net	$11,163	$14,760

Total depreciation expense on the Company’s property and equipment for the three and nine months ended September 30, 2018 and 2017 amounted to $2,429 and $7,007, and $3,231 and $9,016, respectively.

7.	Notes Payable

The Company has evaluated the terms of its convertible notes payable in accordance with ASC 815 – 40, “Derivatives and Hedging - Contracts in Entity’s Own Stock” and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared with the market price on the date of each note. If the conversion price was deemed to be less than the market value of the underlying common stock at the inception of the note, then the Company would recognize a beneficial conversion feature resulting in a discount on the note payable, upon satisfaction of the contingency. The beneficial conversion features are amortized to interest expense over the life of the respective notes, starting from the date of recognition.

The Company issued convertible promissory notes on December 30, 2016 in an aggregate amount of $315,000 and on January 6, 2017 and January 31, 2017 in an aggregate amount of $560,000 (collectively, the “2016 Unrelated Notes”) to unrelated accredited investors. Placement agent and escrow agent fees of $100,255 were deducted from the cash proceeds. The notes bore interest at an annual rate of interest of 12 percent until maturity, with partial interest of 6% payable quarterly, and maturity on December 31, 2018. The note investors had a right, in their sole discretion, to convert the notes into shares at a conversion rate of $0.65 per share. On September 17, 2018, the notes were amended to mature on December 31, 2020, and bear interest at an annual rate of interest of 10% until maturity, with partial interest of 5% payable quarterly. With the amendment, the note investors have a right, in their sole discretion, to convert the notes into shares at a conversion rate of $0.40 per share. The amendment was accounted for as a troubled debt restructuring with the future undiscounted cash flows being greater than the carrying value of the debt prior to extension. No gain was recorded, and a new effective interest rate was established based on the carrying value of the debt and the revised future cash flows. If the notes have not been fully repaid by the Company by the maturity date or converted into shares at the election of the note investors prior to maturity, then such notes will accrue interest at the annual rate of 12% from the maturity date until the date the notes are repaid in full. Any interest not paid quarterly will also accrue interest at the annual rate of 7% instead of 5%. The Company used the proceeds of the notes for working capital, general corporate purposes, and debt repayment. The Company recognized a beneficial conversion feature in the amount of $369,677. Interest expense recognized on the amortization of the beneficial conversion feature was $40,329 and $132,748, and $46,210 and $134,299 for the three and nine months ended September 30, 2018 and 2017, respectively.

On November 17 and November 30, 2017, the Company issued convertible promissory notes in an aggregate amount of $1,760,000 (“2017 Unrelated Notes”) to unrelated accredited investors. Placement agent and escrow agent fees of $174,810 were deducted from the cash proceeds. The notes mature on November 30, 2019. On September 14, 2018, the notes were amended to mature on December 31, 2020. The amendment was accounted for as a troubled debt restructuring with the future undiscounted cash flows being greater than the carrying value of the debt prior to extension. No gain was recorded, and a new effective interest rate was established based on the carrying value of the debt and the revised future cash flows. The notes bear interest at an annual rate of interest of 8% until maturity, with interest of 8% payable quarterly beginning July 1, 2018. The note investors have a right, in their sole discretion, to convert the notes into shares under certain circumstances at a conversion rate of $0.20 per share. If the notes have not been fully repaid by the Company by the maturity date or converted into shares at the election of the note investors prior to maturity, then such notes will accrue interest at the annual rate of 12% from the maturity date until the date the notes are repaid in full. The Company is using the proceeds of the notes for working capital, general corporate purposes, and debt repayment.

On September 20 and September 26, 2018, the Company issued convertible promissory notes in an aggregate amount of $900,000 (“2018 Unrelated Notes”) to unrelated accredited investors. Placement agent and escrow agent fees of $106,740 were deducted from the cash proceeds. The notes mature on December 31, 2020, and bear interest at an annual rate of interest of 8% until maturity, with interest of 8% payable quarterly beginning January 2, 2019. The note investors have a right, in their sole discretion, to convert the notes into shares under certain circumstances at a conversion rate of $0.13 per share. If the notes have not been fully repaid by the Company by the maturity date or converted into shares at the election of the note investors prior to maturity, then such notes will accrue interest at the annual rate of 12% from the maturity date until the date the notes are repaid in full. The Company is using the proceeds of the notes for working capital, general corporate purposes, and debt repayment.

The table below reflects all notes payable at September 30, 2018 and December 31, 2017, respectively, with the exception of related party notes disclosed in Note 8 - Notes Payable - Related Parties.

	September 30, 2018	December 31, 2017
2016 Unrelated Notes	$818,579	$685,831
2017 Unrelated Notes	1,760,000	1,760,000
2018 Unrelated Notes	900,000	-
Total notes payable	$3,478,579	$2,445,831
Less unamortized debt issuance costs	(324,752)	(349,447)
Less current portion	(-)	(875,000)
Long-term portion of notes payable	$3,153,827	$1,221,384

Future minimum principal payments of these notes payable with the exception of the related party notes in Note 8 - Notes Payable - Related Parties, as described in this Note 7 are as follows:

For the Twelve Months
Ending September 30,	Amount
2019	$-
2020	-
2021	3,478,579
Total	$3,478,579

As of September 30, 2018 and December 31, 2017, accrued interest for these notes payable with the exception of the related party notes in Note 8 - Notes Payable - Related Parties, was $254,500 and $70,304, respectively, and was reflected within accounts payable and accrued expenses on the consolidated balance sheets. As of September 30, 2018 and December 31, 2017, deferred financing costs were $324,752 and $349,447, respectively, and were reflected within long term liabilities on the consolidated balance sheets.

With respect to all notes outstanding (other than the notes to related parties), for the three and nine months ended September 30, 2018, and 2017, interest expense, including the amortization of deferred financing costs, accrued loan participation fees, original issue discounts, deferred interest and related fees, interest expense related to warrants issued for the conversion of convertible notes, and the embedded conversion feature was $161,892 and $492,691, and $105,164 and $306,004 respectively.

8.	Notes Payable - Related Parties

On March 29, 2012, the Company issued an unsecured promissory note in the amount of $238,000, bearing interest at a rate of 10%, payable to Ramon Shealy, a then-director of the Company, who subsequently resigned from the Company’s board of directors (“Board of Directors”) on December 17, 2012, for personal reasons. All principal and interest was due and payable on September 27, 2012, but was later extended to November 24, 2012. On April 16, 2012, the Company issued another promissory note payable to Mr. Shealy, in the amount of $12,000, bearing interest at a rate of 10% per quarter. All principal and interest was due on July 15, 2012, but was later extended to November 24, 2012. On November 24, 2012, the two notes were cancelled and replaced with a $250,000 promissory note, under the same terms, with a maturity date of January 1, 2014. On December 24, 2013, the maturity date of the $250,000 promissory note was extended to January 1, 2015. On March 13, 2013, the Company paid $100,000 of the principal amount of the $250,000 promissory note to Mr. Shealy. On December 31, 2014, the Company and Mr. Shealy agreed to extended payment terms for the remaining total principal and interest in the amount of $193,453, payable in sixty (60) monthly installments beginning January 31, 2015, with a maturity date of January 1, 2020. As of September 30, 2018 and December 31, 2017, this Note had a principal balance of $57,785 and $92,439, respectively.

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

On December 30, 2016, the Company issued convertible promissory notes in an aggregate amount of $375,000 (the “2016 Related Notes”) to accredited investors, including Robert Taglich and Michael Taglich (each holding more than 5% beneficial interest in the Company’s shares) and Robert Schroeder (Director), in exchange for the conversion of $225,000 principal from the 2016 Bridge Notes and $150,000 cash. The notes bore interest at an annual rate of interest of 12 percent until maturity, with partial interest of 6% payable quarterly, and mature on December 31, 2018. The note investors had a right, in their sole discretion, to convert the notes into shares at a conversion rate of $0.65 per share. On September 17, 2018, the notes were amended to mature on December 31, 2020, and bear interest at an annual rate of interest of 10% until maturity, with partial interest of 5% payable quarterly. With the amendment, the note investors have a right, in their sole discretion, to convert the notes into shares at a conversion rate of $0.40 per share. The amendment was accounted for as a troubled debt restructuring with the future undiscounted cash flows being greater than the carrying value of the debt prior to extension. No gain was recorded, and a new effective interest rate was established based on the carrying value of the debt and the revised future cash flows. If the notes have not been fully repaid by the Company by the maturity date or converted into shares at the election of the note investors prior to the maturity date, then such notes will accrue interest at the annual rate of 12% from the maturity date until the date the notes are repaid in full. Any interest not paid quarterly will also accrue interest at the annual rate of 7% instead of 5%. The Company used the proceeds of the notes for working capital, general corporate purposes, and debt repayment. The Company recognized a beneficial conversion feature in the amount of $144,231. Interest expense recognized on the amortization of the beneficial conversion feature was $15,735 and $51,793, and $18,029 and $54,087, for the three and nine months ended September 30, 2018 and 2017, respectively.

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

On November 17, 2017, the Company issued convertible promissory notes in an aggregate amount of $390,000 (the “2017 Related Notes”) to accredited investors, including Robert Taglich and Michael Taglich (each holding more than 5% beneficial interest in the Company’s shares) and James DeSocio (Executive Officer and Director), in exchange for the conversion of $150,000 principal from the 2017 Bridge Notes and $240,000 cash. The notes mature on November 30, 2019. On September 14, 2018, the notes were amended to mature on December 31, 2020. The amendment was accounted for as a troubled debt restructuring with the future undiscounted cash flows being greater than the carrying value of the debt prior to extension. No gain was recorded, and a new effective interest rate was established based on the carrying value of the debt and the revised future cash flows. The notes bear interest at an annual rate of interest of 8% until maturity, with interest of 8% payable quarterly beginning July 1, 2018. The note investors have a right, in their sole discretion, to convert the notes into shares under certain circumstances at a conversion rate of $0.20 per share. If the notes have not been fully repaid by the Company by the maturity date or converted into shares at the election of the note investors prior to maturity, then such notes will accrue interest at the annual rate of 12% from the maturity date until the date the notes are repaid in full. The Company is using the proceeds of the notes for working capital, general corporate purposes, and debt repayment.

On September 26, 2018, the Company issued convertible promissory notes in an aggregate amount of $400,000 (the “2018 Related Notes”) to accredited investors, including Robert Taglich and Michael Taglich (each holding more than 5% beneficial interest in the Company’s shares). The notes mature on December 31, 2020, and bear interest at an annual rate of interest of 8% until maturity, with interest of 8% payable quarterly beginning January 2, 2019. The note investors have a right, in their sole discretion, to convert the notes into shares under certain circumstances at a conversion rate of $0.13 per share. If the notes have not been fully repaid by the Company by the maturity date or converted into shares at the election of the note investors prior to maturity, then such notes will accrue interest at the annual rate of 12% from the maturity date until the date the notes are repaid in full. The Company is using the proceeds of the notes for working capital, general corporate purposes, and debt repayment.

The table below reflects Notes payable due to related parties at September 30, 2018 and December 31, 2017, respectively:

	September 30, 2018	December 31, 2017
The $250,000 Shealy Note	57,785	92,439
2016 Related Notes	354,677	302,885
2017 Related Notes	390,000	390,000
2018 Related Notes	400,000	-
Total notes payable - related party	$1,202,462	$785,324
Unamortized debt issuance costs	(88,912)	(55,675)
Less current portion	(45,598)	(416,969)
Long-term portion of notes payable-related party	$1,067,952	$312,680

Future minimum principal payments of these notes payable as described in this Note 8 are as follows:

For the Twelve Months Ending
September 30,	Amount
2019	$45,598
2020	12,187
2021	1,144,677
TOTAL	$2,202,462

As of September 30, 2018 and December 31, 2017, accrued interest for these notes payable – related parties amounted to $82,436 and $29,997, respectively.

For the three and nine months ended September 30, 2018, and 2017, interest expense in connection with notes payable – related parties was $44,750 and $142,287, and $36,319 and $105,757, respectively.

9.	Deferred Compensation

Pursuant to the Company’s employment agreements with the founders, the founders have earned incentive compensation totaling $178,089 and $213,166 in cash, as of September 30, 2018 and December 31, 2017, respectively, which payment obligation has been deferred by the Company until it reasonably believes it has sufficient cash to make the payment. Following the retirement of founder A. Michael Chretien on December 8, 2017, the Company expects to make bi-weekly payments of $1,846 until the deferred compensation has been paid, which will comprise 61 full payments and one partial payment of $1,569. For the three and nine months ended September 30, 2018, the Company paid $11,077 and $35,077, which is reflected as a reduction in the deferred compensation liability.

10.	Commitments and Contingencies

Employment Agreements

The Company has entered into employment agreements with three of its key executives. Under their respective agreements, the executives serve at will and are bound by typical confidentiality, non-solicitation and non-competition provisions. Deferred compensation for the founders of the Company, as disclosed in Note 9 above, is still outstanding as of September 30, 2018.

Operating Leases

On January 1, 2010, the Company entered into an agreement to lease 6,000 rentable square feet of office space in Columbus, Ohio. The lease commenced on January 1, 2010 and, pursuant to a lease extension dated August 9, 2016, the lease expires on December 31, 2021.

Future minimum lease payments under this operating lease are as follows:

For the Twelve Months Ending September 30,	Amount
2019	$52,668
2020	53,964
2021	55,314
2022	13,914
$175,860

Rent expense, recorded on a straight-line basis, charged to operations for the three and nine months ended September 30, 2018 and 2017 amounted to $13,252 and $39,755, respectively.

11.	Stockholders’ Equity

Description of Authorized Capital

As of September 30, 2018, the Company was authorized to issue up to 75,000,000 shares of common stock with $0.001 par value. On June 12, 2018, the shareholders of the Company voted to approve an amendment to the Company charter to authorize an additional 25,000,000 shares for a total of 75,000,000 authorized shares of common stock. The holders of the Company’s common stock are entitled to one (1) vote per share. The holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. However, the current policy of the Board of Directors is to retain earnings, if any, for the operation and expansion of the business. Upon liquidation, dissolution or winding-up of the Company, the holders of common stock are entitled to share ratably in all assets of the Company that are legally available for distribution.

Issuance of Restricted Common Stock to Directors

On January 5, 2018, and on January 5 and March 22, 2017, the Company issued 302,629, 61,110, and 2,941 shares, respectively, of restricted common stock to directors of the Company as part of an annual compensation plan for directors. The grant of shares was not subject to vesting. For the three and nine months ended September 30, 2018 and 2017, stock compensation of $0 and $57,500, respectively, was recorded on the issuance of the common stock.

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

Between November 17 and November 30, 2017, the Company issued convertible promissory notes in an aggregate amount of $2,150,000 with certain accredited investors. The Company retained Taglich Brothers, Inc. as the exclusive placement agent for the November 2017 Convertible Note Offering. In compensation, the Company paid the placement agent a cash payment of 8% of the gross proceeds of the offering, along with warrants to purchase shares, and the reimbursement for the placement agent’s reasonable out of pocket expenses, FINRA filing fees and related legal fees. On November 17, 2017, the Company paid the placement agent cash in the amount of $172,000 and issued the placement agent 354,000 warrants to purchase shares at an exercise price at $0.25 per share, which are exercisable for a period of five years, contain customary cashless exercise and anti-dilution protection and were entitled to piggyback registration rights with respect to the Registration Statement of the Company made effective in February 2018. On November 30, 2017, the Company issued the placement agent 506,000 warrants to purchase shares at an exercise price at $0.25 per share, which will be exercisable for a period of five years, contain customary cashless exercise and anti-dilution protection and are entitled to registration rights. Debt issuance costs of $126,603 was recorded for the issuance of the November 17 and November 30, 2017 warrants, utilizing the Black-Scholes valuation model to value the warrants issued. The fair value of warrants issued was determined to be $0.17 and $0.13 for the November 17 and November 30 warrants, respectively. For the three and nine months ended September 30, 2018, interest expense of $42,600 and $127,801 was recorded as amortization of the debt issuance costs.

Between September 20 and September 26, 2018, the Company issued convertible promissory notes in an aggregate amount of $1,300,000 with certain accredited investors. The Company retained Taglich Brothers, Inc. as the exclusive placement agent for the September 2018 Convertible Note Offering. In compensation, the Company paid the placement agent a cash payment of 8% of the gross proceeds of the offering, along with warrants to purchase shares, and reimbursement for the placement agent’s reasonable out of pocket expenses, FINRA filing fees and related legal fees. On September 20, 2018, the Company paid the placement agent cash in the amount of $40,000 and issued the placement agent 307,692 warrants to purchase shares at an exercise price at $0.13 per share, which are exercisable for a period of five years, contain customary cashless exercise and anti-dilution protection and are entitled to limited piggyback registration rights. On September 26, 2018, the Company paid the placement agent cash in the amount of $64,000 and issued the placement agent 492,308 warrants to purchase shares at an exercise price at $0.18 per share, which will be exercisable for a period of five years, contain customary cashless exercise and anti-dilution protection and are entitled to limited piggyback registration rights. Debt issuance costs of $64,348 was recorded for the issuance of the September 20 and September 26, 2018 warrants, utilizing the Black-Scholes valuation model to value the warrants issued. The fair value of warrants issued was determined to be $0.10 and $0.07 for the September 20 and September 26 warrants, respectively. For the three and nine months ended September 30, 2018, no interest expense was recorded as amortization of the debt issuance costs.

The estimated values of warrants, as well as the assumptions that were used in calculating such values were based on estimates at the issuance date as follows:

	Placement Agent December 30, 2016	Bridge Noteholders September 21, 2017
Risk-free interest rate	1.93%	1.89%
Weighted average expected term	5 years	5 years
Expected volatility	123.07%	130.80%
Expected dividend yield	0.00%	0.00%

	Placement Agent November 17, 2017	Placement Agent November 30, 2017
Risk-free interest rate	2.06%	2.14%
Weighted average expected term	5 years	5 years
Expected volatility	129.87%	129.34%
Expected dividend yield	0.00%	0.00%

	Placement Agent September 20, 2018	Placement Agent September 26, 2018
Risk-free interest rate	2.96%	2.96%
Weighted average expected term	5 years	5 years
Expected volatility	122.52%	122.92%
Expected dividend yield	0.00%	0.00%

Shares Issued and Outstanding and Shares Reserved for Exercise of Warrants, Convertible Notes, and the 2015 Plan

The Company has 17,729,421 shares issued and outstanding, 6,726,625 shares reserved for issuance upon the exercise of outstanding warrants, 25,100,255 shares reserved for issuance upon the conversion of convertible debt, and 3,366,506 shares reserved for issuance under the 2015 Plan, as of September 30, 2018.

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

The weighted average estimated values of director and employee stock option grants, as well as the weighted average assumptions that were used in calculating such values during the nine months ended September 30, 2018 and 2017, were based on estimates at the date of grant as follows:

	April 30, 2015	January 1, 2016	February 10, 2016
	Grant	Grant	Grant
Risk-free interest rate	1.43%	1.76%	1.15%
Weighted average expected term	5 years	5 years	5 years
Expected volatility	143.10%	134.18%	132.97%
Expected dividend yield	0.00%	0.00%	0.00%

	December 6, 2016	March 15, 2017	September 25, 2017
	Grant	Grant	Grant
Risk-free interest rate	1.84%	2.14%	1.85%
Weighted average expected term	5 years	5 years	5 years
Expected volatility	123.82%	121.19%	130.79%
Expected dividend yield	0.00%	0.00%	0.00%

A summary of stock option activity during the nine months ended September 30, 2018 and 2017 under our stock option agreements is as follows:

Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2018	2,238,000	$0.55	9 years	79,200
Granted	-
Exercised	-
Forfeited and expired	-

Outstanding at September 30, 2018	2,238,000	$0.55	8 years	$79,200

Exercisable at September 30, 2018	1,408,000	$0.59	8 years	$79,200

There were no grants during the nine months ended September 30, 2018. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2017 was $0.29.

As of September 30, 2018, and December 31, 2017, there was $248,111 and $434,779, respectively, of total unrecognized compensation costs related to stock options granted under our stock option agreements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of one year. The total fair value of stock options that vested during the nine months ended September 30, 2018 and 2017 was $192,914 and $100,655, respectively.

13.	Concentrations

Revenues from the Company’s services to a limited number of customers have accounted for a substantial percentage of the Company’s total revenues. For the three months ended September 30, 2018, the Company’s two largest customers, Mid Ohio Strategic Technologies (“MOST”), a Reseller, and Laser Systems (“LSI”), a Reseller, accounted for approximately 26% and 9%, respectively, of the Company’s total revenue for that period. For the three months ended September 30, 2017, the Company’s two largest customers, Ohio Department of Commerce (“ODC”), a direct client, and Tiburon, Inc. (“Tiburon”), a Reseller, accounted for approximately 19 % and 9%, respectively, of the Company’s total revenue for that period. For the nine months ended September 30, 2018, the Company’s two largest customers, MOST, and LSI accounted for approximately 12% and 10%, respectively, of the Company’s total revenues for that period. For the nine months ended September 30, 2017, the Company’s two largest customers, ODC, a direct client, and Tiburon, a Reseller, accounted for approximately 10% and 9%, respectively, of the Company’s total revenues for that period.

For the three months ended September 30, 2018 and 2017, government contracts represented approximately 24% and 42% of the Company’s total revenues, respectively. For the nine months ended September 30, 2018 and 2017, government contracts represented approximately 26% and 42%, respectively, of the Company’s total revenue.

As of September 30, 2018, accounts receivable concentrations from the Company’s three largest customers were 27%, 14%, and 14% of gross accounts receivable, respectively, and as of September 30, 2017, accounts receivable concentrations from the Company’s four largest customers were 33%, 13%, 12%, and 11% of gross accounts receivable, respectively. Accounts receivable balances from the Company’s four largest customers at September 30, 2018 have been partially collected.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial conditions and results of operations of the Company for the three and nine months ended September 30, 2018, and 2017 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Form 10-Q. References in this item to the “Company,” “us,” “we,” “our,” and similar terms refer to Intellinetics, a Nevada corporation, and its sole operating subsidiary, Intellinetics Ohio, an Ohio corporation, unless we state otherwise or the context indicates otherwise.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition accrued expenses, financing operations, contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carry value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this report for the three and nine months ended September 30, 2018.

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

Customers obtain use of the Company’s software by either purchasing it for installation onto their equipment, referred to as a “premise” model, or by accessing the platform via the Internet, referred to as a “cloud-based” or “software as a service” (“SaaS”) model. The Company anticipates that the provision of “cloud” application services, or SaaS cloud-based customer activation, will increase over time and become the priority in the market and the most significant strategic part of its revenue growth opportunity. Our revenues from cloud-based delivery of our software, including hosting services, as a percentage of total revenue for the nine months ended September 30, 2018 and 2017, were 30% and 22% respectively.

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

For our sales of software, our customer base has traditionally included customers with implementations taking only a few weeks to customers with larger projects that can take as much as nine months to complete. For all projects, our policy is to recognize revenue as performance obligations are satisfied.

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

How We Evaluate our Business Performance and Opportunities

Major Quantitative and Qualitative Factors we Consider in the Evaluation of our Business

The major qualitative and quantitative factors we consider in the evaluation of our operating results include the following:

●	Our current strategy is to focus upon cloud-based delivery of our software products through channel partners and direct sales. Historically, our revenues have mostly resulted from premise-based software licensing revenue and professional services revenue. Our observation of industry trends leads us to anticipate that cloud-based delivery will become our principal software business and a primary source of revenues for us, and we are beginning to see our customers migrate to cloud-based services. Accordingly, when we evaluate our results, we assess whether our cloud-based software revenues are increasing, relative to prior periods and relative to other sources of revenue. Additionally, we assess whether our sales resulting from relationships with channel partners are increasing, relative to prior periods and relative to direct sales to customers.

●	Our customer engagements often involve the development and licensing of customer-specific software solutions and related consulting and software maintenance services. When analyzing whether to undertake a particular customer engagement, we often consider all of the following factors as part of our overall strategy to grow the business: (i) the profit margins the project may yield, (ii) whether the project will allow us to enter a new geographic or vertical market, (iii) whether the project would enable us to demonstrate our capabilities to large national resellers, or (iv) whether the project would help to develop new product and service features that we could integrate into our suite of products, resulting in an overall product portfolio that better aligns with the needs of our target customers. As a result of this pipeline analysis, we may take on projects with a lower project margin if we determine that the project is valuable to our business for the other reasons discussed.

●	Our sales cycle averages 1-2 months; however, large projects can be longer, lasting 3-6 months. Even when a project begins, we often perform pre-installation assessment, project scoping, and implementation consulting. Therefore, when we plan our business and evaluate our results, we consider the revenue we expect to recognize from projects in our late-stage pipeline.

●	Our research and development efforts and expenses to create new software products are critical to our success. When developing new products or product enhancements, our developers collaborate with our own employees across a wide variety of job functions. We also gather in-depth feedback from our customers and channel partners. We evaluate new products and services to determine their likelihood of market success and their potential profitability.

●	We monitor our costs and capital needs to ensure efficiency as well as an adequate level of support for our business plan.

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

Results of Operations

Revenues

We recorded total revenues of $673,111 and $671,453 for the three months ended September 30, 2018 and 2017, respectively, representing an increase of $1,658 or 0%. For the nine months ended September 30, 2018 and 2017, respectively, revenues were $1,748,161 and $2,116,338, respectively, representing a decrease of $368,177, or 17%. The decrease in total revenues is attributable to several factors as described below.

Sale of Software

Revenues from the sale of software principally consist of sales of additional or upgraded software licenses and applications to existing customers and sales of software to our resellers. These software revenues were $64,986 and $134,731, for the three months ended September 30, 2018 and 2017, respectively, representing a decrease of $69,745, or 52%. The decrease was due to increased focus on Software as a Service as well as fewer, larger on-premise solutions and expansions sold. For the nine months ended September 30, 2018 and 2017, respectively, revenues were $140,138 and $375,006 representing a decrease of $234,868, or 63%. The decrease was due to lesser demand for on-premise solutions, and no individually large installations in 2018.

Sale of Software as a Service

For those customers that wish to avoid the upfront costs of typical premises-based software installations, we provide access to our software as a service, accessible through the internet. Our customers typically enter into our software as a service agreement for periods of one year or greater. Under these agreements, we generally provide access to the applicable software, data storage and related customer assistance and support. Our software as a service revenues were $173,515 and $177,729, for the three months ended September 30, 2018 and 2017, respectively, representing a decrease of $4,214, or 2%. Our software as a service revenues were $527,697 and $456,085, for the nine months ended September 30, 2018 and 2017, respectively, representing an increase of $71,612, or 16%. The increase in revenue year-over-year was primarily the result of new customers.

Sale of Software Maintenance Services

Software maintenance services revenues consist of fees for post contract customer support services provided to license holders. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. A substantial portion of these revenues were generated from customers to whom we sold software in prior years who have continued to renew their maintenance agreements. The support and maintenance agreements typically have a term of 12 months. Our software maintenance support revenue was $251,660 and $241,358, for the three months ended September 30, 2018 and 2017, respectively, representing an increase of $10,302, or 4%. Our software maintenance support revenue was $740,527 and $732,160 for the nine months ended September 30, 2018 and 2017, respectively, representing an increase of $8,367, or 1%. The increase in revenue year-over-year was the result of new growth and price increases offsetting attrition of existing maintenance agreement renewals.

Sale of Professional Services

Professional services revenues consist of revenues from consulting, discovery, training, and advisory services to assist customers with document management needs. These revenues include those arrangements where we do not sell software license as an element of the overall arrangement. Professional services revenues were $57,294 and $81,751 for the three months ended September 30, 2018 and 2017, respectively, a decrease of $24,457, or 30%. For the nine months ended September 30, 2018 and 2017, respectively, professional services revenues were $168,849 and $436,977, respectively, representing a decrease of $268,128, or 61%. The decrease in revenue was primarily timing of consulting contracts for customers seeking additional customization, project management, and training, as well as overall lower revenue in sales of software.

Sale of Third Party Services

Third party services consist of third party vendor software, hardware and/or services purchases as requested by our customers in conjunction with Intellinetics core software or services. Third party services revenues were $125,656 and $35,884, respectively, for the three months ended September 30, 2018 and 2017, respectively, representing an increase of $89,772 or 250%, which was primarily due to timing of projects that are typically attached to new Software or new Software as a Service sales. For the nine months ended September 30, 2018 and 2017, respectively, third party services were $170,950 and $116,110, representing an increase of $54,840, or 47%. The increase in revenue was primarily timing of project composition, with unusually high third-party services components in the third quarter.

Cost of Revenues

The cost of revenues during the three months ended September 30, 2018 and 2017 were $261,758 and $183,959, respectively, representing an increase of $77,799, or 42%, driven by the higher costs associated with the increased sales of Third party software and services. For the nine months ended September 30, 2018 and 2017, respectively, the cost of revenues was $568,920 and $603,972, representing a decrease of $35,052, or 6%. The decrease in cost of revenue for the period ended September 30, 2018 is primarily due to the corresponding lower sales volume, with contribution from an unfavorable mix toward Third party sales in the third quarter.

Gross Margins

Overall gross margin for the three months ended September 30, 2018 and 2017 were 61% and 73%, respectively, representing weaker margins in Third party Services more than offsetting the stronger margins in Maintenance Services. For the nine months ended September 30, 2018 and 2017, the gross margins were 67% and 71%, respectively. The slight erosion in gross margin year-over-year is primarily a result of product mix in the third quarter.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $446,224 during the three months ended September 30, 2018 as compared to $490,943 during the three months ended September 30, 2017, representing a decrease of $44,719 or 9%, driven by decreased research and development for the period. For the nine months ended September 30, 2018 and 2017, general and administrative expenses were $1,583,059 and $1,571,184, representing an increase of $11,875, or 1%. The slight increase for the period ended September 30, 2018 was the result of offsetting factors, primarily increased stock-based compensation costs and increased research and development for the period as compared to 2017, partially offset by reduced underwriting fees and the receipt of a net $52,500 training grant from the state of Ohio in the first quarter.

Sales and Marketing Expenses

Sales and marketing expenses were $235,974 during the three months ended September 30, 2018 as compared to $146,957 during the three months ended September 30, 2017, representing an increase of $89,017 or 61%. The increase was primarily due to open positions and minimal marketing spend in 2017. For the nine months ended September 30, 2018 and 2017, respectively, sales and marketing expenses were $742,074 and $568,238, representing an increase of $173,836, or 31%. The increase was primarily related to our increased emphasis on market branding and marketing, including increased payroll, sales and marketing tools, and modernization of our web site’s message and functionality.

Depreciation and Amortization

Depreciation and amortization was $2,429 for the three months ended September 30, 2018, as compared to $3,231 for the three months ended September 30, 2017, representing a decrease of $802 or 25%. For the nine months ended September 30, 2018 and 2017, respectively, depreciation and amortization was $7,007 and $9,016, representing a decrease of $2,009 or 22%. The decrease was the result of assets becoming fully depreciated.

Interest Expense, Net

Interest expense, net, was $206,642 during the three months ended September 30, 2018 as compared to $141,483 during the three months ended September 30, 2017, representing an increase of $65,159 or 46%. For the nine months ended September 30, 2018 and 2017, respectively, interest expense was $634,978 and $411,761, an increase of $223,217, or 54%. The increase resulted primarily from interest expense and amortization of prepaid financing charges related to the convertible promissory notes issued in November 2017.

Liquidity and Capital Resources

We have financed our operations primarily through a combination of cash on hand, cash generated from operations, and proceeds from issuance of convertible promissory notes. As of September 30, 2018, our major liquidity indicators are:

●	Cash $1,333,278

●	Net Working Capital $159,850

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

The Company expects that through the next 12 months the capital requirements to fund the Company’s growth and to cover the operating costs as a public company will consume substantially all the cash flows that it intends to generate from its operations, in addition to the proceeds from the issuances of debt and equity securities. The Company further believes that during this period, while the Company is focusing on the growth and expansion of its business, the gross profit that it expects to generate from operations may not generate sufficient funds to cover these anticipated operating costs. Our cash flows to meet our cash requirements are insufficient by approximately $80,000 per month. Assuming over the next 12 months, we do not increase our cash flow generated from operations or obtain additional capital or debt financing, we will not have sufficient funds for planned operations and service for existing current debt obligations.

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

Liquidity and Capital Resource - Equity Capital Resources

Shares Issued and Outstanding and Shares Reserved for Exercise of Warrants, Stock Options, and the 2015 Plan

As of November 13, 2018, the Company has 17,729,421 shares of common stock issued and outstanding; and 35,465,151 shares reserved for issuance upon the exercise of outstanding warrants, convertible notes, outstanding stock options, and shares reserved for the 2015 Plan. On June 12, 2018, the shareholders approved the authorization of an additional 25,000,000 shares of common stock of the Company, resulting in 75,000,000 total authorized shares.

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

On November 17 and November 30, 2017, the Company entered into note purchase agreements with certain accredited investors for a private placement of convertible notes with an aggregate original principal balance of $2,150,000, for new cash proceeds of $2,000,000. The proceeds from these notes was used to repay in full our outstanding indebtedness with the State of Ohio Development Authority, and was also used to fund working capital needs and general corporate purposes.

On September 20 and September 26, the Company entered into note purchase agreements with certain accredited investors for a private placement of convertible notes with an aggregate original principal balance of $1,300,000. The proceeds from these notes will be used to fund our working capital needs and general corporate purposes.

For more information, please see Note 7 to the Consolidated Financial Statements, titled Notes Payable, and Note 8 to the Consolidated Financial Statements, titled Notes Payable – Related Parties.

Summary of Current Outstanding Indebtedness

The Company’s outstanding indebtedness at September 30, 2018 was as follows:

●	Promissory note held by Ramon Shealy, dated December 31, 2014, with a principal balance of $193,453, current principal balance of $57,785, and accrued interest of $0.

●	Convertible notes held by accredited investors, dated December 30, 2016 and January 5 and January 30, 2017, with an aggregate original principal balance of $1,250,000, current principal balance of $1,250,000, and accrued interest of $185,731.

●	Convertible notes held by accredited investors, dated November 17 and November 30, 2017, with an aggregate original principal balance of $2,150,000, current principal balance of $2,150,000, and accrued interest of $149,382.

●	Convertible notes held by accredited investors, dated September 20 and September 26, 2018, with an aggregate original principal balance of $1,300,000, current principal balance of $1,300,000, and accrued interest of $1,822.

Capital Expenditures

We had no material commitments to make any capital expenditures at September 30, 2018.

Cash Flows

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2018 and 2017 was $923,737 and $805,404 respectively. During the nine months ended September 30, 2018, the net cash used in operating activities was primarily attributable to the net loss, adjusted for non-cash expenses of $624,760 and an increase in net operating liabilities of $239,380. During the nine months ended September 30, 2017, the net cash used in operating activities was primarily attributable to the net loss, adjusted for non-cash expenses of $466,386 and an increase in net operating assets of $223,957.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2018 and 2017 amounted to $3,410 and $14,202, respectively, and was related to the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2018 amounted to $1,134,504. The net cash provided by financing activities resulted from new borrowings of $1,300,000, offset by $34,655 of notes payable repayments to related parties, and payment of deferred financing costs of $130,841.

Net cash provided by financing activities for the nine months ended September 30, 2017 amounted to $313,363. The net cash provided by financing activities resulted from new borrowings of $710,000, of which $150,00 was from related parties, offset by $293,309 of notes payable repayments, of which $25,114 was repaid to related parties, and payment of deferred financing costs of $103,328.

Critical Accounting Policies and Estimates

There have been no significant changes during the nine months ended September 30, 2018 to the items that we disclosed as our critical accounting policies and use of estimates in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017, other than the implementation of ASC 606 as discussed in footnote 5.

Liquidity, Going Concern and Management’s Plans

We have incurred substantial recurring losses since our inception. The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. During the years 2012 through the first nine months of 2018 we raised a total of $12,683,494 through issuance of debt and equity securities. We are also in the process of exploring strategies to increase our existing revenues. We believe we will be successful in these efforts; however, there can be no assurance we will be successful in raising additional debt or equity financing or finding any other financing source to fund our operations on terms agreeable to us.

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

We have assessed the effectiveness of our remediation efforts over our internal controls and disclosure controls during the first nine months of 2018. The controls have operated effectively during this time. The Company will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions that it deems appropriate given the circumstances.

Based on our evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

(b) Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. Other than the remediation described above, there were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 14, 2018

By:	/s/ James F. DeSocio
James F. DeSocio
President and Chief Executive Officer

Dated: November 14, 2018

By:	/s/ Joseph D. Spain
Joseph D. Spain
Chief Financial Officer

