Form 10-K
period 2018-12-31
INTELLINETICS, INC.
filed 2019-04-01
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,385,945.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 18,524,878 shares of common stock, par value $0.001 per share, were outstanding as of March 27, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2018, are incorporated by reference in Part III hereof.

Table Of Contents

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated into this report by reference contain, and we may from time to time make, forward-looking statements. From time to time in the future, we may make additional forward-looking statements in presentations, at conferences, in press releases, in other reports and filings and otherwise. Forward-looking statements are all statements other than statements of historical fact, including statements that refer to plans, intentions, objectives, goals, targets, strategies, hopes, beliefs, projections, prospects, expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. The words “may,” “could,” “should,” “would,” “will,” “project,” “intend,” “continue,” “believe,” “anticipate,” “estimate,” “forecast,” “expect,” “plan,” “potential,” “opportunity,” “scheduled,” “goal,” “target,” and “future,” variations of such words, and other comparable terminology and similar expressions and references to future periods are often, but not always, used to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about the following:

●	our prospects, including our future business, revenues, expenses, net income, earnings per share, margins, profitability, cash flow, cash position, liquidity, financial condition and results of operations, backlog of orders and revenue, our targeted growth rate, our goals for future revenues and earnings, and our expectations about realizing the revenues in our backlog and in our sales pipeline;

●	the effects on our business, financial condition and results of operations of current and future economic, business, market and regulatory conditions, including the current economic and market conditions and their effects on our customers and their capital spending and ability to finance purchases of our products, services, technologies and systems;

●	the effects of fluctuations in sales on our business, revenues, expenses, net income, earnings per share, margins, profitability, cash flow, capital expenditures, liquidity, financial condition and results of operations;

●	our products, services, technologies and systems, including their quality and performance in absolute terms and as compared to competitive alternatives, their benefits to our customers and their ability to meet our customers’ requirements, and our ability to successfully develop and market new products, services, technologies and systems;

●	our markets, including our market position and our market share;

●	our ability to successfully develop, operate, grow and diversify our operations and businesses;

●	our business plans, strategies, goals and objectives, and our ability to successfully achieve them;

●	the sufficiency of our capital resources, including our cash and cash equivalents, funds generated from operations, availability of borrowings under our credit and financing arrangements and other capital resources, to meet our future working capital, capital expenditure, lease and debt service and business growth needs;

●	the value of our assets and businesses, including the revenues, profits and cash flow they are capable of delivering in the future;

●	industry trends and customer preferences and the demand for our products, services, technologies and systems; and

●	the nature and intensity of our competition, and our ability to successfully compete in our markets.

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

Software and Services

Our flagship software platform is IntelliCloudTM, reflecting the Company and market focus on growth via cloud-based managed document service delivery. The Company also provides professional services that include installation, integration, training, and consulting services as well as ongoing software maintenance and customer support.

The four primary components of the IntelliCloudTM solution are as follows:

●	Image Processing: includes image processing modules used for capturing, transforming and managing images of paper documents, including support of distributed and high-volume capture, optical character recognition;

●	Records Management: addresses needs relating to retention of content through automation and policies, ensuring legal, regulatory and industry compliance for our clients;

●	Workflow: supports business processes, routing content electronically, assigning work tasks and states (e.g., reviews or approvals, including incident case management), and creating related audit trails;

●	Extended Components: includes document composition and e-forms (via third party OEM integration partnership), search, content and web analytics (via third party Advanced OCR engine partnership), email and information archiving, packaged application integration, and advanced capture for invoice processing.

Marketing and Sales

The Company has a multi-channel sales model that directs our sales efforts toward both sales through intermediaries, such as software developers and resellers and multi- function device resellers, and through direct sales. We have developed marketing programs with resellers and distributors (collectively, “Resellers”) that facilitate their selling and support of our software solutions. We believe that our Reseller strategy improvements have increased the competitive strength of our platform of products. In addition, we have established a set of business solutions templates for specific vertical markets that provide base software configurations which we believe will facilitate our delivery and installation of software to our customers. We believe that these advancements, in the aggregate, will allow us to license and sell our products to a targeted customer base, shortening our sales cycle, making margins more consistent, and allowing us to expand our sales through existing and new Reseller partnerships and direct customers. We continue to devote significant efforts, in both development and marketing, in enhancing all channels to market.

Competition and Market Position

The market for our products is competitive, and we expect that competition will continue to intensify as the document solutions markets evolve and potentially consolidate. We believe our primary competitors in our market, primarily the small-to-medium business (SMB) sector, are DocuWare, Square 9, and M-files. The principal competitive factors affecting the market for our software products and services include: (i) vendor and product reputation; (ii) product quality, performance and price; (iii) the availability of software products on multiple platforms; (iv) product scalability; (v) product integration with other enterprise applications; (vi) software functionality and features; (vii) software ease of use; (viii) the quality of professional services, customer support services and training; and (ix) the ability to address specific customer business problems. We believe that the relative importance of each of these factors depends upon the concerns and needs of each specific customer.

We believe that the Company has advantages over our competitors in the small-to-medium business market. In our view, the Company will remain competitive by remaining a focused niche provider with product offerings aligned with buyer-specific requirements. We anticipate that Intellinetics will benefit from four specific advantages already in place:

●	Turnkey cloud or premise document workflow solutions targeting specific industry customers with benchmark value-to-price ratio;

●	Modular solution packaging and rapid customer activation model;

●	Integrated on-demand solutions library as standard platform feature; and

●	Proprietary AuditShieldTM compliance management module as a standard platform feature providing customers with a simple way to know if documents required by law or policy are missing.

We believe, with these competitive strengths, that Intellinetics is well positioned as a cloud-based managed document services provider for the small-to-medium business sector.

Customers

Revenues from the Company’s services to a limited number of customers have accounted for a substantial percentage of the Company’s total revenues. For the twelve months ended December 31, 2018, the Company’s three largest customers, Tiburon, Inc., a Reseller, Mid-Ohio Strategic Technologies, a reseller, and Laser Systems, Inc., a reseller, accounted for approximately 11%, 10%, and 10%, respectively, of the Company’s revenues for that period. For the twelve months ended December 31, 2017, the Company’s two largest customers, Ohio Department of Commerce, a direct client, and Tiburon, Inc., a Reseller, accounted for approximately 10%, each, of the Company’s revenues for that period.

For the twelve months ended December 31, 2018 and 2017, government contracts represented approximately 30% and 41% of the Company’s net revenues, respectively. A significant portion of the Company’s sales to Resellers represent ultimate sales to government agencies. Due to their dependence on state, local and federal budgets, government contracts carry short terms, typically less than 18 months. Since our inception, our contracts with government customers have generally renewed on the original terms and conditions upon expiration.

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

Employees

As of March 27, 2019, we employed a total of 17 individuals; all but one are full-time employees. We believe that relations with our employees are good. None of our employees are represented by a labor union, and we do not have collective bargaining arrangements with any of our employees.

Executive Officers and Board of Directors

On December 31, 2018, our executive officers and directors included the following:

Name	Age	Title

James F. DeSocio	63	President, Chief Executive Officer, and Director

Matthew L. Chretien	51	Chief Strategy Officer, Chief Technology Officer, Secretary, and Director

Joseph D. Spain	51	Chief Financial Officer, Treasurer

Rye D’Orazio	64	Director

Robert C. Schroeder	52	Director, Chairman of the Board

Roger Kahn	49	Director

Sophie Pibouin	51	Director

James F. DeSocio, President, Chief Executive Officer, and Director. Mr. DeSocio joined the Company on September 25, 2017. Prior to joining the Company, Mr. DeSocio, age 63, served as Chief Revenue Officer at Relayware, LLC, a global provider of Partner Relationship Management solutions, from January 2015 to September 2017. From January 2013 to November 2014, Mr. DeSocio served as Executive Vice President of Operations for XRS Corporation, a fleet management software solutions provider. From October 2007 to September 2012, Mr. DeSocio served as Executive Vice President of Sales and Business Development for Antenna Software, Inc., a business mobility solutions provider. Mr. DeSocio has extensive experience in sales, marketing, international operations, mergers and acquisitions.

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

Sophie Pibouin, Director. Ms. Pibouin was appointed as a member of our board of directors on March 20, 2015. Ms. Pibouin is currently employed by IBM as the worldwide Sales Leader of the IBM Watson marketing brand. Prior to joining the Board, Ms. Pibouin served as Chief Operating Officer, from 2012 to 2014, for SDL, PLC, a global provider of customer experience management software and solutions, having previously worked as a General Manager from 2010 to 2012. From 2006 to 2009, she served as Chief Operating Officer at Chronicle Solutions, Inc., a security software company. From 1990 to 2004, she worked for CA, Inc. (formerly Computer Associates), in a variety of positions including ultimately as Senior Vice President/GM for the Mid-Atlantic Region. She graduated with Honors as a Bachelor in International Commerce from the University of Flaubert in Rouen, France.

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

The ability of the Company to continue as a going concern is dependent on our ability to raise sufficient capital and further implement our business plan. For the years ended December 31, 2018 and 2017, we had a net loss of $2,340,280 and $1,365,364, respectively. The Company has an accumulated deficit of $18,662,785 as of December 31, 2018. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our current Independent Registered Public Accounting Firm’s reports on our financial statements for the years ended December 31, 2018 and 2017, contained explanatory paragraphs indicating that there was substantial doubt as to the Company’s ability to continue as a going concern. Our going concern qualification is expected to significantly affect our ability to raise capital and have a meaningful negative effect on the cost of capital, if we are able to raise any capital at all. If we are unable to raise capital, we will not be able to continue operations without significant curtailment.

Material weaknesses in our internal controls over financial reporting or our failure to remediate such material weakness could result in a material misstatement in our financial statements not being prevented or detected and could affect investor confidence in the accuracy and completeness of our financial statements, as well as our common stock price.

We have previously concluded that our internal control over financial reporting was not effective as of December 31, 2017, noting lack of controls and segregation of duties related to technical application of U.S. GAAP. We consider the remedial steps taking during 2018 to have addressed this concern. We have previously concluded that our internal control over financial reporting was not effective as of December 31, 2016 and 2015, due to the absence of technical accounting knowledge and training in the application of U.S. GAAP commensurate with our complexity and our financial accounting, and we consider the remedial steps taking during 2016 and 2017 to have addressed this concern. However, additional and different concerns could arise in the future, or previous concerns could resurface. Weaknesses in our disclosure controls and procedures could result in material misstatements in our financial statements not being prevented or detected. We may experience difficulties or delays in completing remediation or may not be able to successfully remediate material weaknesses at all. Any material weakness or unsuccessful remediation could affect our ability to file periodic reports on a timely basis and investor confidence in the accuracy and completeness of our financial statements, which in turn could harm our business and have an adverse effect on our stock price and our ability to raise additional funds.

Our cash reserves are insufficient, and we require additional capital to fund our future activities. We may not be able to ensure the survival of the business if we fail to raise additional capital on satisfactory terms and in sufficient amounts when the needs arrive.

As of December 31, 2018, we had cash of $1,088,630. However, our cash flow is insufficient to cover our cash requirements by approximately $86,000 per month. We expect that through the next 12 months, the capital requirements to fund our growth, service existing debt obligations, and cover the operating costs as a public company will exceed the cash flows that we currently generate from operations. We will be required to meet our needs from increased internally generated cash flows, debt financings and/or equity financings. We are dependent on our ability to obtain financing to continue operations and to implement our business plan. The type, timing and terms of the additional financing we may select will depend on, among other things, our cash needs, the availability of other financing sources and prevailing conditions in the financial markets. Any financing would be dilutive to our stockholders. There can be no assurance that any of these sources will be available to us at any time. Even if additional capital is available, we may not be able to obtain debt or equity financing on terms favorable to us. If cash generated by operations is not sufficient to meet our capital requirements, the failure to obtain additional financing could result in a reduction or curtailment of our operations.

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

The terms of convertible notes issued by the Company in 2016, 2017 and 2018 contain standard negative covenants customary for transactions of this type. These negative covenants may preclude or restrict the ability of the Company to effect future debt and convertible debt financings without the prior approval of holders of the convertible notes. The events of default are also customary for transactions of this type, including default in timely payment of principal or interest, failure to observe or perform any covenant or agreement contained in the convertible note and other transaction documents, the commencement of bankruptcy or insolvency proceedings, failure to timely deliver conversion shares underlying the convertible notes, and failure to timely file Exchange Act filings. In the event that the Company triggers one of these event of default provisions, the holders of the convertible notes have the ability to foreclose on substantially all of the assets of the Company which would result in the cessation of our operations.

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

The decision by a customer to purchase our products sometimes involves a comprehensive implementation process across the customer’s network or networks. As a result, licenses of these products may entail a significant commitment of resources by prospective customers, accompanied by the attendant risks and delays frequently associated with significant expenditures and lengthy sales cycles and implementation procedures. Given the significant investment and commitment of resources required by an organization to implement the type of software we supply, our sales cycle may be longer compared to other companies within our own industry, as well as companies in other industries. It may take several months, or even several quarters, for marketing opportunities to materialize. If a customer’s decision to license our software is delayed or if the installation of our products takes longer than originally anticipated, the date on which we may recognize revenues from these licenses would be delayed. Such delays could cause our revenues to be lower than expected in a particular period.

Any significant reduction in the sales efforts or cooperative efforts from our partners could materially impact our revenues.

We rely on close cooperation with our Resellers for sales and product development as well as for the optimization of opportunities that arise in our competitive environment. In particular, the success of our reseller program is entirely dependent upon our relationships with resellers of multi-functional devices, which are currently being purchased by current and potential customers in our target markets. Our success will depend, in part, upon our ability to maintain access to existing channels of distribution and to gain access to new channels if and when they develop. We may not be able to retain a sufficient number of our existing partners or develop a sufficient number of future partners. We are unable to predict the extent to which our partners will be successful in marketing and licensing our products. A reduction in partner cooperation or sales efforts, or a decline in the number of channels, could materially reduce revenues.

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

Revenues from a limited number of customers have accounted for a substantial percentage of our total revenues. Our two largest clients account for approximately 10%, each, of our revenues for the years ending December 31, 2018 and 2017. For the years ended December 31, 2018 and 2017, government contracts represented approximately 30% and 41% of our net revenues, respectively. For the twelve months ended December 31, 2018 and 2017, the most significant of these government contracts, represented approximately 10% of our net revenues. Due to their dependence on state, local and federal budgets, government contracts carry short terms, typically less than 18 months. The loss of a meaningful percentage of government contracts could materially affect our business and operating results

Our investment in our current research and development efforts may not provide a sufficient, timely return.

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

Our performance is substantially dependent on the performance of our executive officers and key employees. The loss of the services of any of our executive officers or other key employees could significantly harm our business. Our success is also highly dependent upon our continuing ability to identify, hire, train, retain, and motivate highly-qualified management, technical, sales, and marketing personnel. In particular, the recruitment of top software developers and experienced salespeople remains critical to our success. Competition for such people is intense, substantial, and continuous, and we may not be able to attract, integrate, or retain highly-qualified technical, sales, or managerial personnel in the future. In addition, in our effort to attract and retain critical personnel, we may experience increased compensation costs that are not offset by either improved productivity or higher prices for our products or services.

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

Our revenues and particularly our new software license revenues are difficult to forecast, and, as a result, our actual operating results can differ significantly from our estimates, and such differences may be material. We use a customer relationship management system to manage all of our “sales funnel” activities. Information relating to existing and potential customers is updated weekly. The system provides us with estimates of future sales from existing and potential customers, the effectiveness of which relies solely on our ability to predict sales activity, both in a particular quarter and over longer periods of time. Many factors may affect actual sales activity, such as weakened economic conditions, which may cause our customers and potential customers to delay, reduce, or cancel IT-related purchasing decisions, and the tendency of some IT customers to wait until the end of a fiscal period in the hope of obtaining more favorable terms. If actual sales activity differs from our estimate, then we may have planned our activities and budgeted incorrectly and this may adversely affect our business and results of operations.

Our products may contain defects that could harm our reputation, be costly to correct, delay revenues, and expose us to litigation.

Our products are highly complex and sophisticated and, from time to time, may contain design defects or software errors that are difficult to detect and correct. Errors may be found in new software products or improvements to existing products after delivery to our customers. If these defects are discovered, we may not be able to successfully correct such defects in a timely manner. In addition, despite the tests we conduct on all of our products, we may not be able to fully simulate the environment in which our products will operate and, as a result, we may be unable to adequately detect the design defects or software errors which may become apparent only after the products are installed in an end-user’s network. The occurrence of errors and failures in our products could result in the delay or the denial of market acceptance of our products, and alleviating such errors and failures may require us to make significant expenditure of our resources. The harm to our reputation resulting from product errors and failures may be materially damaging. Because we regularly provide a warranty with our products, the financial impact of fulfilling warranty obligations may be significant in the future. Our agreements with our strategic partners and end-users typically contain provisions designed to limit our exposure to claims. These agreements regularly contain terms such as the exclusion of all implied warranties and the limitation of the availability of consequential or incidental damages. However, such provisions may not effectively protect us against claims and the attendant liabilities and costs associated with such claims. Accordingly, any such claim could negatively affect our business, operating results or financial condition.

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

A significant portion of our revenues comes from contracts with the U.S. government, state and local governments, and their respective agencies, which may terminate most of these contracts at any time, without cause. The percentage of revenue from governmental contracts as a percentage of total revenue for the periods ended December 31, 2018 and December 31, 2017 were 30% and 41%, respectively. At this time, governments and their agencies are operating under increased pressure to reduce spending. Any federal government contracts are subject to the approval of appropriations being made by the U.S. Congress to fund the expenditures under those contracts. Similarly, any contracts at the state and local levels are subject to government funding authorizations. Additionally, government contracts are generally subject to audits and investigations that could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions, or debarment from future government business.

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

The Sarbanes-Oxley Act and rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to continue to keep our compliance costs high in 2019 and beyond, and to make certain activities more time-consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

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

Pursuant to Rule 144 of the Securities Act, a “shell company” is defined as a company that has no or nominal operations, and either no or nominal assets, assets consisting solely of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets. As such, we were a shell company pursuant to Rule 144 prior to 2012. Even though we are no longer a shell company, investors may be reluctant to invest in our securities because securities of a former shell company may not be as freely tradable as securities of companies that are not former “shell companies.” In addition, since the Company is a former shell company, stockholders with restricted securities cannot rely upon Rule 144 for sales of restricted securities in the event that the Company is not current in its filing obligations under the Exchange Act.

Management exercises significant control over matters requiring stockholder approval which may result in the delay or prevention of a change in our control.

The officers, directors, and key employees of Intellinetics hold approximately 28% of the beneficial ownership of our outstanding common stock. As a result, the management and key employees of Intellinetics have a significant portion of the voting power over all matters requiring stockholder approval, including the election of our directors and approval of significant corporate transactions. This concentration of ownership in the management and key employees of Intellinetics may also have the effect of delaying or preventing a change in control of the Company that may be otherwise viewed as beneficial by stockholders other than Intellinetics’ management.

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

As part of offerings of equity and debt in 2015, 2016, 2017 and 2018, the Company issued warrants to purchase an aggregate of 6,726,625 shares of common stock. The warrants have a cashless exercise feature giving the holders the option of not paying cash to exercise the warrants but gives the holder the right to surrender a portion of the warrants to the Company as full payment of the exercise price and receive shares equal to the difference between the exercise price and the price of the shares at the time of exercise. The Company would not receive any proceeds from the exercise of warrants issued to the holder, causing dilution to existing stockholders with no corresponding influx of capital. This may affect our ability to raise additional equity capital.

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

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is available for quotation on the OTCQB Venture Market under the symbol “INLX.” As such, any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Holders

As of March 27, 2019 we had 86 stockholders of record. Such number of record stockholders does not include additional stockholders or other beneficial owners whose shares are held in street or nominee name by banks, brokerage firms, and other institutions on their behalf.

Dividends

No dividends on our common stock were paid in either of the two most recent fiscal years, and we do not anticipate paying dividends on our common stock in the foreseeable future.

Unregistered Securities Issuances in Fiscal Year 2018

All unregistered securities issued in fiscal year 2018 have been previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchase of Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial conditions and results of operations of the Company for the fiscal years ended December 31, 2018, and 2017 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report on Form 10-K.

We caution you that any forward-looking statements included in this section are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risk factors that are included in Part I, Item 1A of this report.

Company Overview

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

Customers obtain use of the Company’s software by either purchasing it for installation onto their equipment, referred to as a “premise” model, or by accessing the platform via the Internet, referred to as a “cloud-based” or “software as a service” (“SaaS”) model. The Company anticipates that the provision of “cloud” application services, or SaaS cloud-based customer activation, will increase over time and become the priority in the market and the most significant strategic part of its revenue growth opportunity. Our SaaS products are hosted with Amazon Web Services and Expedient, offering our customers reliable hosting services with best practices in data security. Our revenues from cloud-based delivery of our software, including hosting services, as a percentage of total revenue for the period ended December 31, 2018 and 2017, were 31% and 24%, respectively.

We operate a predominantly U.S. business with sales that are diversified by customer. We hold or compete for leading positions geographically in select markets and attribute this leadership to several factors including the strength of our brand name and reputation, our comprehensive offering of innovative solutions, and the quality of our service support. Net sales growth in sales of Software as a Service and Software Maintenance Services during 2018 reflected market demand for these solutions over traditional sales of on-premise Software. We expect to continue to benefit from our select niche leader positions, diversified customer base, innovative product offering, installed base, and the impact of our sales and marketing programs. Examples of these programs include identifying and investing in growth and market penetration opportunities, more effectively pricing our products and services, increasing our sales force effectiveness through improved guidance, and continuing to optimize our lead generation and lead nurturing processes.

How We Evaluate our Business Performance and Opportunities

The major qualitative and quantitative factors we consider in the evaluation of our operating results include the following:

●	Our current strategy is to focus on cloud-based delivery of our software products. Historically, our revenues have mostly resulted from premise-based software licensing revenue and professional services revenue. Our observation of industry trends leads us to anticipate that cloud-based delivery will become our principal software business and a primary source of revenues for us, and we are seeing our customers migrate to cloud-based services. Accordingly, when we evaluate our results, we assess whether our cloud-based software revenues are increasing, relative to prior periods and relative to other sources of revenue.

●

We are focused upon sales of our software products through Resellers and directly to our customers, with a further focus on select vertical markets. We assess whether our sales resulting from relationships with Resellers are increasing, relative to prior periods and relative to direct sales to customers, and whether Reseller or direct efforts offer the best opportunities for growth in our targeted vertical markets.

●	Our customer engagements often involve the development and licensing of customer-specific software solutions and related consulting and software maintenance services. When analyzing whether to undertake a particular customer engagement, we often consider the following factors as part of our overall strategy to grow the business: (i) the profit margins the project may yield, and (ii) whether the project would help to develop new product and service features that we could integrate into our suite of products, resulting in an overall product portfolio that better aligns with the needs of our target customers.

●	Our sales cycle averages 1-2 months; however, large projects can be longer, lasting 3-6 months. Even when a project begins, we often perform pre-installation assessment, project scoping, and implementation consulting. Therefore, when we plan our business and evaluate our results, we consider the revenue we expect to recognize from projects in our late-stage pipeline.

●

Our research and development efforts and expenses to create new software products are critical to our success. When developing new products or product enhancements, our developers collaborate with our own employees across a wide variety of job functions. We also gather in-depth feedback from our customers and Resellers. We evaluate new products and services to determine their likelihood of market success and their potential profitability.

●	We monitor our costs and capital needs to ensure efficiency as well as an adequate level of support for our business plan.

Executive Overview of Results

Below are our key financial results for the fiscal year ended December 31, 2018 (consolidated unless otherwise noted):

●	Revenues of $2,381,427 and revenue contraction of 9% year over year.

●	Cost of revenues was $742,405.

●	Operating expenses (excluding cost of revenues) were $3,113,801.

●	Loss from operations was $1,474,779.

●	Net loss was $2,340,280 with diluted net loss per share of $0.13.

●	Operating cash flow was $(1,157,407).

●	Capital expenditures were $3,410.

●	Number of employees was 17 as of December 31, 2018.

Results of Operations

Revenues

We reported total revenues of $2,381,427 and $2,620,108 for the twelve months ended December 31, 2018 and 2017, respectively, representing a decrease of $238,681 or 9%. The net decrease in total revenues year-over-year is primarily attributable to the migration away from one-time premise software and professional services (generally recognizable upon delivery) to cloud-based software as a service (generally recognizable over time), as further described below.

Sale of Software

Revenues from the sale of software principally consist of sales of additional or upgraded software licenses and applications to existing customers and sales of software to our resellers. These software revenues were $173,691 and $452,238, for the twelve months ended December 31, 2018 and 2017, respectively, representing a decrease of $278,547, or 62%. The decrease year-over-year in sales was due to a market shift toward SaaS, as well as timing of large direct sales projects in 2017.

Sale of Software as a Service

For customers who wish to avoid the upfront costs and ongoing internal maintenance of typical premises-based software installations, we provide access to our software solutions as a service, accessible through the internet. Our customers typically enter into our software as a service agreement for periods of one year or more. Under these agreements, we generally provide access to the applicable software, data storage and related customer assistance and support. Our software as a service revenues were $748,754 and $622,224, for the twelve months ended December 31, 2018 and 2017, respectively, representing an increase of $126,530 or 20%. The increase in revenue year-over-year was primarily the result of new customers choosing a cloud-based solution and expanded data storage and hosting fees.

Sale of Software Maintenance Services

Software maintenance services revenues consist of fees for post contract customer support services provided to license holders. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. A substantial portion of these revenues were generated from customers to whom we sold software in prior years who have continued to renew their maintenance agreements. The support and maintenance agreements typically have a term of 12 months. Our software maintenance support revenue was $995,170 and $966,011, for the twelve months ended December 31, 2018 and 2017, respectively, representing an increase of $29,159, or 3%. The increase in revenue year-over-year was the result of new growth and normal price increases exceeding attrition of existing maintenance agreement renewals.

Sales of Professional Services

Professional services revenues consist of revenues from consulting, discovery, training, and advisory services to assist customers with document management needs. These revenues include those arrangements where we do not sell software license as an element of the overall arrangement. Professional services revenues were $289,962 and $451,628, for the twelve months ended December 31, 2018 and 2017, respectively, representing a decrease of $161,666 or 36%. The decrease in revenue was primarily timing of consulting contracts for customers seeking additional customization, project management, and training.

Sale of Third Party Services

Third party services consist of third party vendor software, hardware and/or services purchases as requested by our customers as needed in conjunction with our core software or services. By classifying these revenues under a separate revenue category, we reduce the extent to which fluctuations in this revenue category impact the other categories of revenues. Third party services revenues were $173,850 and $128,007, respectively, for the twelve months ended December 31, 2018 and 2017, respectively, representing an increase of $45,843 or 36%. The increase is primarily due to timing of projects with third party components.

Costs of Revenue

The cost of revenues during the twelve months ended December 31, 2018 and 2017 were $742,405 and $760,462, respectively, representing a decrease of $18,057, or 2%. The decrease in cost of revenue year-over-year is primarily the result of lower revenue, partially offset by mix, as well as projects with relatively high third party services costs.

Gross Margins

Overall gross margin for the twelve months ended December 31, 2018 and 2017 were 69% and 71%, respectively, representing a decrease of 2%. The decrease in gross margin year-over-year is primarily as result of the revenue mix shift, as well as the increase of costs associated with third party services, relative to the revenues, as discussed in Costs of Revenue above.

Cost of Software Revenues

Cost of software revenues consists primarily of third-party software licenses that are sold in connection with our core software applications and labor costs of our software engineers and implementation consultants. Cost of software revenues was $69,754 and $97,899 for the twelve months ended December 31, 2018 and 2017, respectively, representing an increase of $28,145 or 29%.

Gross margin for this product category decreased to 60% for the twelve months ended December 31, 2018 from 78% for the twelve months ended December 31, 2017. The decrease is a function of the level of customization in the contracts, with more customization in 2018.

Cost of Software as a Service

Cost of software as a service consists primarily of technical support personnel, hosting services, and related costs. Cost of software as a service was $300,235 for the twelve months ended December 31, 2018, as compared with $304,512 for the twelve months ended December 31, 2017, representing a decrease of $4,277, or 1%. The decrease was primarily from the realization of economies of scale and a more efficient support process.

Gross margins for this product category were 60% and 51% for the twelve months ended December 31, 2018, and 2017, respectively.

Cost of Software Maintenance Services

Cost of software maintenance services consists primarily of technical support personnel and related costs. Cost of software maintenance services for the twelve months ended December 31, 2018 was $100,205 compared with $120,422 for the twelve months ended December 31, 2017, representing a decrease of $20,217, or 17%, due to a more efficient support process.

Gross margins in this product category were 90% and 88% for the twelve months ended December 31, 2018, and 2017, respectively.

Cost of Professional Services

Cost of professional services consists primarily of the compensation of our software engineers and implementation consultants and related third-party costs. Cost of consulting services was $120,421 for the twelve months ended December 31, 2018, as compared with $198,133 for the twelve months ended December 31, 2017, representing a decrease of $77,712 or 39%. The decrease year-over-year resulted from lower revenue volume.

Gross margins in this product category were 58% and 56% for the twelve months ended December 31, 2018, and 2017, respectively. Gross margins related to consulting services may vary widely, depending upon the nature of the consulting project and the amount of labor it takes to complete a project.

Cost of Third Party Services

Cost of third party services consists primarily of third-party software licenses that are sold in connection with our core software applications, and related third-party costs. Cost of third party services was $151,790 for the twelve months ended December 31, 2018, as compared with $39,496 for the twelve months ended December 31, 2017, representing an increase of $112,294 or 284%. The increase year-over-year resulted from the nature of different types of third party products and services provided, bearing different margins.

Gross margins in this product category were 13% and 69% for the twelve months ended December 31, 2018, and 2017, respectively. Gross margins related to third party services may vary widely, depending upon the type of the third party services and the timing of the related projects.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $2,106,851 during the twelve months ended December 31, 2018 as compared with $2,199,904 during the twelve months ended December 31, 2017, representing a decrease of $93,053 or 4%. The decrease in operating expenses year-over-year was principally related to a net $52,500 training credit and reduced professional fees in 2018 partially offset by increased stock compensation costs.

Sales and Marketing Expenses

Sales and marketing expenses increased to $997,910 during the twelve months ended December 31, 2018 as compared with $822,514 during the twelve months ended December 31, 2017, representing an increase of $175,396 or 21%. The increase year-over-year was primarily related to staffing changes in 2018, including filled positions for most of the year, as compared with 2017 having more open positions.

Depreciation

Depreciation was $9,040 for the twelve months ended December 31, 2018, as compared with $11,831 for the twelve months ended December 31, 2017, representing a decrease of $2,791 or approximately 24%. The decrease year-over-year reflects the impact of fully depreciated assets no longer depreciating.

Interest Expense, Net

Interest expense, net, was $865,501 during the twelve months ended December 31, 2018 as compared with $609,851 during the twelve months ended December 31, 2017, representing an increase of $255,650 or 42%. The increase year-over-year resulted primarily from increased interest expense and amortization of debt issuance costs associated with our notes payable issued in September 2018 and November 2017.

Liquidity and Capital Resources

We have financed our operations primarily through a combination of cash on hand, cash generated from operations, borrowings from third parties and related parties, and proceeds from private sales of equity. As of December 31, 2018, we had $1,088,630 in cash, and net working capital of $143,151.

The Company expects that, through the next 12 months, the capital requirements to cover the Company’s operating costs and fund growth will exceed the cash flows that it generates from operations. Currently, our cash flows to meet our cash requirements are insufficient by approximately $86,000 per month. Assuming over the next 12 months, we do not increase our cash flow generated from operations or obtain additional capital or debt financing, we will not have sufficient funds for planned operations and service for existing current debt obligations. Given these conditions, the Company ability to continue as a going concern is contingent upon successfully managing its cash requirements.

During the years 2012 through 2018 we raised a total of $12,683,494 through issuance of debt and equity securities. We are also in the process of exploring strategies to increase our existing revenues. We believe we will be successful in these efforts; however, there can be no assurance we will be successful in raising additional debt or equity financing or finding any other financing source to fund our operations on terms agreeable to us.

Equity Capital Resources

As of March 31, 2019, the Company has 18,524,878 shares of common stock issued and outstanding; and 36,201,663 shares reserved for issuance upon the exercise of outstanding warrants, convertible notes, outstanding stock options, and shares reserved for the 2015 Plan.

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

Debt Capital Resources

We have raised convertible debt in 2018 and 2017 in order to finance our operations. In September of 2018, we raised $1,300,000, and in November of 2017, we raised $2,150,000, and both rounds of notes bear interest at 8% and mature on December 31, 2020. Additionally, we raised $560,000 in January, 2017, which bears interest at 10% and matures on December 31, 2020.

Summary of Outstanding Indebtedness at December 31, 2018

The Company’s outstanding indebtedness at December 31, 2018 is as follows:

●	Promissory note held by Ramon Shealy, dated December 31, 2014, with a principal balance of $193,453, current principal balance of $46,807, and accrued interest of $0.

●	Convertible notes held by accredited investors, dated December 30, 2016 and January 5 and January 30, 2017, with an aggregate original principal balance of $1,250,000, current principal balance of $1,250,000, and accrued interest of $239,624.

●	Convertible notes held by accredited investors, dated November 17 and November 30, 2017, with an aggregate original principal balance of $2,150,000, current principal balance of $2,150,000, and accrued interest of $234,848.

●	Convertible notes held by accredited investors, dated September 20 and September 26, 2018, with an aggregate original principal balance of $1,300,000, current principal balance of $1,300,000, and accrued interest of $27,823.

For more information, please see Note 8 to the Consolidated Financial Statements, titled Notes Payable, and Note 9 to the Consolidated Financial Statements, titled Notes Payable – Related Parties.

Cash Provided by Operating Activities.

From our inception, we have generated revenues from the sales, implementation, subscriptions, and maintenance of our internally generated software applications. Our uses of cash from operating activities include compensation and related costs, hardware costs, rent for our corporate offices, hosting fees for our cloud-based software services, other general corporate expenditures, and travel costs to client sites and industry events.

Our plan is to increase our sales and market share by developing a targeted marketing approach to select vertical markets and an expanded network of resellers through which we expect to sell our expanded software product portfolio, as well as continue to enhance our direct selling results. We expect our operations to continue to require additional capital in order to implement direct marketing campaigns and leads management, reseller training and on-boarding, and to develop additional software integration and customization capabilities. Although management believes that we may have access to additional capital resources, there are currently no commitments in place for new financing, and there is no assurance that we will be able to obtain funds on commercially acceptable terms, if at all.

Net cash used in operating activities for the twelve months ended December 31, 2018 and 2017, was $1,157,407 and $1,122,444, respectively. During the twelve months ended December 31, 2018, the net cash used in operating activities was primarily attributable to the net loss adjusted for non-cash expenses of $743,170, a decrease in operating assets of $167,254 and an increase in operating liabilities of $272,449. During the twelve months ended December 31, 2017, the net cash used in operating activities was primarily attributable to the net loss adjusted for non-cash expenses of $258,693, an increase in operating assets of $52,368 and an increase in operating liabilities of $36,595.

Cash Provided/Used by Investing Activities.

Net cash used in investing activities for the twelve months ended December 31, 2018, and 2017 amounted to $3,410 and $12,624, respectively, and was related to the purchase of property and equipment.

Capital Expenditures

There were no material commitments for capital expenditures at December 31, 2018.

Cash Provided/Used by Financing Activities.

Cash provided/used by financing activities primarily consist of net proceeds from issuance or repayments of debt, or new issuance of equity.

Net cash provided by financing activities for the twelve months ended December 31, 2018 amounted to $1,123,526. New borrowings of $1,300,000 were partially offset by $45,633 of notes payable repayments to related parties.

Net cash provided by financing activities for the twelve months ended December 31, 2017 amounted to $1,571,043. New borrowings of $2,710,000 were partially offset by $821,430 of notes payable repayments, of which $34,969 was repaid to related parties.

Critical Accounting Policies and Estimates

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

For our sales of software, our customer base has traditionally included customers with implementations taking only a few weeks to customers with larger projects that can take as much as nine months to complete. For all projects, our policy is to recognize revenue as performance obligations are satisfied and control of the promised services is transferred to the customer. This transfer of control should be interpreted as the ability to (1) direct the use of and (2) obtain substantially all of the remaining benefits from the promised service.

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

Sales and Marketing Expenses

Sales expenses consist of compensation and overhead associated with the development and support of our Reseller network, as well as our direct sales efforts. Marketing expenses consist primarily of compensation and overhead associated with the development and production of product marketing materials, as well as promotion of the Company’s products through the trade and industry.

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

Liquidity, Going Concern and Management’s Plans

We have incurred substantial recurring losses since our inception. The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Thus, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

A description of significant accounting policies that require us to make estimates and assumptions in the preparation of our consolidated financial statements is as follows:

Revenue Recognition

We recognize revenues using Accounting Standards Codification, 606, “Revenue from Contracts with Customers” (“ASC 606”), which we adopted using the full retrospective transition method on January 1, 2018. Adoption of the standard using the full retrospective method required us to restate certain previously reported results.

In accordance with ASC 606, revenue is recognized when a performance obligation is satisfied and the customer obtains control of promised goods and services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods and services. In addition, ASC 606 requires disclosures of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

Our contracts with customers often contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price (“SSP”) basis. We determine the SSP based on an observable standalone selling price when it is available, as well as other factors, including, the price charged to customers, our discounting practices, and our overall pricing objectives, while maximizing observable inputs. In situations where pricing is highly variable or uncertain, we estimate the SSP using a residual approach.

Revenue from on-premises licenses is recognized upfront upon transfer of control of the software, which occurs at delivery, or when the license term commences, if later. We recognize revenue from maintenance contracts ratably over the service period. Cloud services revenue is recognized ratably over the cloud service term. Training and professional services are provided either on a time and material basis, in which revenues are recognized as services are delivered, or over a contractual term, in which revenues are recognized ratably. With respect to contracts that include customer acceptance provisions, we recognize revenue upon customer acceptance. Our policy is to record revenues net of any applicable sales, use or excise taxes.

Payment terms and conditions vary by contract type, although our terms generally include a requirement of payment within 30 to 60 days. We assess whether payment terms are customary or extended in accordance with normal practice relative to the market in which the sale is occurring. In instances where the timing of revenue recognition differs from the timing of payment, we have determined our contracts do not include a significant financing component. The primary purpose of our invoicing terms is to provide customers with simplified and predictable ways of purchasing our products and services, not to receive financing from our customers or to provide customers with financing.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Intellinetics, Inc. and Subsidiary

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Intellinetics, Inc. and Subsidiary (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years then ended, and related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
April 1, 2019

INTELLINETICS, INC. and SUBSIDIARY

Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$1,088,630	$1,125,921
Accounts receivable, net	135,739	295,815
Prepaid expenses and other current assets	162,495	162,450

Total current assets	1,386,864	1,584,186

Property and equipment, net	9,131	14,760
Other assets	10,284	10,284

Total assets	$1,406,279	$1,609,230

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$308,121	$405,155
Deferred revenues	723,619	708,130
Deferred compensation	165,166	213,166
Notes payable - current	-	875,000
Notes payable - related party - current	46,807	416,969
Total current liabilities	1,243,713	2,618,420

Long-term liabilities:
Notes payable - net of current portion	3,144,926	1,221,384
Notes payable - related party - net of current portion	1,045,937	312,680
Other long-term liabilities	502,295	100,301

Total long-term liabilities	4,693,158	1,634,365

Total liabilities	5,936,871	4,252,785

Stockholders’ deficit:

Common stock, $0.001 par value, 75,000,000 shares authorized; 17,729,421 and 17,426,792 shares issued and outstanding at December 31, 2018 and 2017, respectively	30,733	30,431
Additional paid-in capital	14,101,460	13,648,519
Accumulated deficit	(18,662,785)	(16,322,505)
Total stockholders’ deficit	(4,530,592)	(2,643,555)
Total liabilities and stockholders’ deficit	$1,406,279	$1,609,230

See Notes to these consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARY

Consolidated Statements of Operations

	For the Twelve Months Ended December 31,
	2018	2017

Revenues:
Sale of software	$173,691	$452,238
Software as a service	748,754	622,224
Software maintenance services	995,170	966,011
Professional services	289,962	451,628
Third Party services	173,850	128,007

Total revenues	2,381,427	2,620,108

Cost of revenues:
Sale of software	69,754	97,899
Software as a service	300,235	304,512
Software maintenance services	100,205	120,422
Professional services	120,421	198,133
Third Party services	151,790	39,496

Total cost of revenues	742,405	760,462

Gross profit	1,639,022	1,859,646

Operating expenses:
General and administrative	2,106,851	2,199,904
Sales and marketing	997,910	822,514
Depreciation	9,040	11,831

Total operating expenses	3,113,801	3,034,249

Loss from operations	(1,474,779)	(1,174,603)

Other income (expense)
Gain on retirement of debt	-	419,090
Interest expense, net	(865,501)	(609,851)

Total other income (expense)	(865,501)	(190,761)

Net loss	$(2,340,280)	$(1,365,364)

Basic and diluted net loss per share:	$(0.13)	$(0.08)

Weighted average number of common shares outstanding - basic and diluted	17,726,927	17,369,012

See Notes to these consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARY

Consolidated Statement of Stockholders’ Deficit

For the Twelve Months Ended December 31, 2018

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2016	16,815,850	$26,816	$12,966,177	$(14,957,141)	$(1,964,148)

Stock Issued to Directors	114,831	115	65,510	-	65,625

Stock Option Compensation	-	-	153,420	-	153,420

Exercise of Stock Warrants	496,111	3,500	(3,500)	-	0

Note Offer Warrant	-	-	218,389	-	218,389

Beneficial Conversion of Convertible Notes	-	-	248,523	-	248,523

Net Loss	-	-	-	(1,365,364)	(1,365,364)

Balance, December 31, 2017	17,426,792	$30,431	$13,648,519	$(16,322,505)	$(2,643,555)

Stock Issued to Directors	302,629	302	57,198	-	57,500

Stock Option Compensation	-	-	249,025	-	249,025

Note Offer Warrants	-	-	64,347	-	64,347

Beneficial Conversion of Convertible Notes	-	-	82,371	-	82,371

Net Loss	-	-	-	(2,340,280)	(2,340,280)

Balance, December 31, 2018	17,729,421	$30,733	$14,101,460	$(18,662,785)	$(4,530,592)

See Notes to these consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARY

Consolidated Statements of Cash Flows

	For the Twelve Months Ended December 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(2,340,280)	$(1,365,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,039	11,831
Bad debt (recovery) expense	(7,223)	4,221
Loss on disposal of fixed assets	-	4,816
Amortization of deferred financing costs	232,609	132,296
Amortization of beneficial conversion option	202,220	252,623
Stock issued for services	57,500	65,625
Stock options compensation	249,025	153,420
Note offer warrant expense	-	52,951
Gain on retirement of debt	-	(419,090)
Changes in operating assets and liabilities:
Accounts receivable	167,299	(40,539)
Prepaid expenses and other current assets	(45)	(11,829)
Accounts payable and accrued expenses	(97,034)	(95,704)
Deferred compensation	(48,000)	(1,846)
Other long-term liabilities	401,994	99,176
Deferred interest expense	-	(3,542)
Deferred revenues	15,489	38,511
Total adjustments	1,182,873	242,920
Net cash used in operating activities	(1,157,407)	(1,122,444)

Cash flows from investing activities:
Purchases of property and equipment	(3,410)	(12,624)
Net cash used in investing activities	(3,410)	(12,624)

Cash flows from financing activities:
Payment of deferred financing costs	(130,841)	(317,527)
Proceeds from notes payable	900,000	2,320,000
Proceeds from notes payable - related parties	400,000	390,000
Repayment of notes payable	-	(786,461)
Repayment of notes payable - related parties	(45,633)	(34,969)
Net cash provided by financing activities	1,123,526	1,571,043

Net (decrease) increase in cash	(37,291)	435,975
Cash - beginning of period	1,125,921	689,946
Cash - end of period	$1,088,630	$1,125,921

Supplemental disclosure of cash flow information:
Cash paid during the period for interest and taxes	$34,852	$170,889

Supplemental disclosure of non-cash financing activities:
Discount on notes payable for beneficial conversion feature	$57,661	$248,522
Discount on notes payable - related parties for beneficial conversion feature	24,710	-
Discount on notes payable for warrants	44,548	103,637
Discount on notes payable - related parties for warrants	19,799	61,801

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

Through December 31, 2018, the Company had incurred an accumulated deficit since its inception of $18,662,785. At December 31, 2018, the Company had a cash balance of $1,088,630.

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

The Company expects that through the next 12 months, the capital requirements to fund the Company’s growth, service existing debt obligations, and to cover the operating costs as a public company will consume substantially all of the cash flows that it intends to generate from its operations. The Company further believes that during this period, while the Company is focusing on the growth and expansion of its business, the gross profit that it expects to generate from operations will not generate sufficient funds to cover these anticipated operating costs. Our cash requirements are insufficient by approximately $86,000 per month. During 2018 and 2017, the Company has used the proceeds from the convertible note issuances to sustain operations and to follow through on the execution of its business plan. There is no assurance that the Company has or will be able to obtain sufficient funds to fund the Company’s operations. Given these conditions, the Company’s ability to continue as a going concern is contingent upon increasing its revenues and successfully managing its cash requirements. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrants into established markets, the competitive environment in which the Company operates and its cash requirements. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the twelve months ended December 31, 2018, the Company raised $1,169,159, net of financing costs of $130,841, through the issuance of convertible notes and warrants. The proceeds from the issuance and the sale were used to fund the Company’s working capital needs and debt repayment obligations.

The current level of cash and operating margins may not be enough to cover the existing fixed and variable obligations of the Company, so increased revenue performance and the addition of capital are critical to the Company’s success.

The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should it be unable to continue as a going concern.

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

Significant estimates and assumptions include valuation allowances related to receivables, the recoverability of long-term assets, depreciable lives of property and equipment, estimates of fair value deferred taxes and related valuation allowances. The Company’s management monitors these risks and assesses its business and financial risks on a quarterly basis.

Concentrations of Credit Risk

The Company maintains its cash with high credit quality financial institutions. At times, the Company’s cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit.

The number of customers that comprise the Company’s customer base, along with the different industries, governmental entities and geographic regions, in which the Company’s customers operate, limits concentrations of credit risk with respect to accounts receivable. The Company does not generally require collateral or other security to support customer receivables; however, the Company may require its customers to provide retainers, up-front deposits or irrevocable letters-of-credit when considered necessary to mitigate credit risks. The Company has established an allowance for doubtful accounts based upon facts surrounding the credit risk of specific customers and past collections history. Credit losses have been within management’s expectations. At December 31, 2018 and 2017, the Company’s allowance for doubtful accounts was $7,427 and $16,443, respectively.

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

Impairment of Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment.” The Company tests long-lived assets or asset groups, such as property and equipment, for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable.

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

Research and Development

We design, develop, test, market, license, and support new software products and enhancements of current products. We continuously monitor our software products and enhancements to remain compatible with standard platforms and file formats. We expense our software development costs as incurred. For the twelve months ending December 31, 2018 and 2017, our research and development costs were $359,789 and $412,405, respectively.

Recent Accounting Pronouncements

Stock Compensation

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification on the statement of cash flows. ASU 2016-09 was effective for the Company beginning in its first quarter of 2017. The Company adopted this guidance on January 1, 2017 without a material impact to the financial statements and will continue with their election to recognize forfeitures as incurred.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (“842”) (“ASU 2016-02”), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. ASU 2016-02 will be effective for the Company beginning in its first quarter of 2019, and early adoption is permitted. The Company has evaluated the impact of adopting ASU 2016-02 on its consolidated financial statements and expects to record a lease liability and right-of-use asset of approximately $140,000 to $150,000, after adoption.

Revenue Recognition

Effective January 1, 2018, we adopted ASC 606, “Revenue from Contracts with Customers” (“ASC 606”), using the full retrospective transition method on January 1, 2018. Adoption of the standard using the full retrospective method required us to restate certain previously reported results.

In accordance with ASC 606, the Company follows a five-step model to assess each contract of a sale or service to a customer: identify the legally binding contract, identify the performance obligations, determine the transaction price, allocate the transaction price, and determine whether revenue will be recognized at a point in time or over time. Revenue is recognized when a performance obligation is satisfied and the customer obtains control of promised goods and services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods and services. In addition, ASC 606 requires disclosures of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

We categorize revenue as Software, Software as a Service, Software Maintenance Services, Professional Services, and Third Party Services. We earn the majority of our revenue from the sale of Software as a Service and the sale of Software Maintenance Services. Specific revenue recognition policies apply to each category of revenue.

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

b) Sale of Software as a Service

Sale of software as a service (“SaaS”) consists of revenues from arrangements that provide customers the use of the Company’s software applications, as a service, typically billed on a monthly or annual basis. Advance billings of these services are not recorded to the extent that the term of the arrangement has not commenced and payment has not been received. Revenue on these services is recognized over the contract period.

c) Sale of Software Maintenance Services

Software maintenance services revenues consist of revenues derived from arrangements that provide post-contract support (“PCS”), including software support and bug fixes, to the Company’s software license holders. Advance billings of PCS are not recorded to the extent that the term of the PCS has not commenced and payment has not been received. PCS is considered distinct services. However, these distinct services are considered a single performance obligation consisting of a series of services that are substantially the same and have the same pattern of transfer to the customer. These revenues are recognized ratably over the term of the maintenance contract.

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

e) Sale of Third Party Services

Sale of third party services consist principally of third party software and/or equipment as a pass through of software and equipment purchased from third parties at the request of customers. We recognize revenue from third party services at a point in time upon delivery, provided all other revenue recognition criteria are met. In addition, we have considered our relationship with third party vendors as it relates to principal vs. agent considerations under the new standard. Our evaluation determined that we are in control of establishing the transaction price for the customer, managing all aspects of the shipments process and taking the risk of loss for delivery, collection, and returns. Based on our evaluation of the control model, we determined that we act as the principal rather than the agent within our revenue arrangements and as such, revenues are reported on a gross basis.

f) Arrangements with multiple performance obligations

In addition to selling software licenses, software as a service, software maintenance services, professional services, and third party services on a stand-alone basis, a portion of our contracts include multiple performance obligations. For contracts with multiple performance obligations, the Company allocates the transaction price of the contract to each distinct performance obligation, on a relative basis using its standalone selling price. The Company determines the standalone selling price based on the price charged for the deliverable when sold separately.

g) Contract balances

When the timing of our delivery of goods or services is different from the timing of payments made by customers, we recognize either a contract asset (performance precedes contractual due date) or a contract liability (customer payment precedes performance). Customers that prepay are represented by deferred revenue until the performance obligation is satisfied. Contract assets represent arrangements in which the good or service has been delivered but payment is not yet due. Our contract assets consisted of unbilled receivables, which are included in prepaid expenses and other current assets. Our contract liabilities consisted of deferred (unearned) revenue, which is generally related to software as a service or software maintenance contracts. We classify deferred revenue as current or noncurrent based on the timing of when we expect to recognize revenue.

The following table present changes in our contract assets and liabilities during the twelve months ended December 31, 2018 and 2017:

	Balance at Beginning of Period	Revenue Recognized in Advance of Billings	Billings	Balance at End of Period
Twelve months ended December 31, 2018
Contract assets: Unbilled receivables	$89,847	$319,221	$(318,366)	$90,702

Twelve months ended December 31, 2017
Contract assets: Unbilled receivables	$94,153	$380,219	$(384,525)	$89,847

	Balance at Beginning of Period	Billings	Recognized Revenue	Balance at End of Period
Twelve months ended December 31, 2018
Contract liabilities: Deferred revenue	$708,130	$2,370,975	$(2,355,486)	$723,619

Twelve months ended December 31, 2017
Contract liabilities: Deferred revenue	$666,288	$2,709,932	$(2,668,090)	$708,130

h) Remaining performance obligations

Remaining performance obligations represent the transaction price from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 90% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. As of December 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations for software as a service and software maintenance contracts with a duration greater than one year was $96,953. This does not include revenue related to performance obligations that are part of a contract whose original expected duration is one year or less.

i) Rights of return and customer acceptance

The Company does not generally offer variable consideration, financing components, rights of return or any other incentives such as concessions, product rotation, or price protection and, therefore, does not provide for or make estimates of rights of return and similar incentives. Our contracts with customers generally do not include customer acceptance clauses.

j) Reseller agreements

The Company executes certain sales contracts through Resellers. The Company recognizes revenues relating to sales through Resellers on the sell-in method when all the recognition criteria have been met including passing of control. In addition, the Company assesses the credit-worthiness of each Reseller, and if the Reseller is undercapitalized or in financial difficulty, any revenues expected to emanate from such Resellers are deferred and recognized only when cash is received and all other revenue recognition criteria are met.

k) Contract costs

The Company recognizes capitalizes for the incremental costs of obtaining a contract with a customer. We have determined that certain sales commissions meet the requirement to be capitalized, and we amortize these costs on a consistent basis with the pattern of transfer of the goods and services in the contract. Total capitalized costs to obtain contracts were immaterial during the periods presented and are included in other current and long-term assets on our consolidated balance sheets.

l) Sales taxes

Sales taxes charged to and collected from customers as part of the Company’s sales transactions are excluded from revenues , as well as the determination of transaction price for contracts with multiple performance obligations, and recorded as a liability to the applicable governmental taxing authority.

m) Impact of ASC 606 adoption to reported results

Adoption of the new revenue standard impacted our reported results as follows:

	For the Twelve Months Ended December 31, 2017
	As Reported	New Revenue Standard Adjustment	As Adjusted

Consolidated Statements of Operations:
Revenues	$2,623,441	$(3,333)	$2,620,108
Operating expenses	3,031,555	2,694	3,034,249
Net loss	(1,359,337)	(6,027)	(1,365,364)
Basic and diluted net loss per share	(0.08)	-	(0.08)

	December 31, 2017
	As Reported	New Revenue Standard Adjustment	As Adjusted

Consolidated Balance Sheets:
Accounts payable and accrued expenses	$400,896	$4,259	$405,155
Deferred revenue	703,971	4,159	708,130
Accumulated deficit	(16,314,087)	(8,418)	(16,322,505)

Advertising

The Company expenses the cost of advertising as incurred. Advertising expense for the twelve months ended December 31, 2018 and 2017 amounted to $21,402 and $23,675, respectively.

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

Deferred income taxes are recognized for the tax consequences in future years of temporary differences between the financial reporting and tax bases of assets and liabilities as of each period-end based on enacted tax laws and statutory rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A 100% valuation allowance has been established on deferred tax assets at December 31, 2018 and 2017, due to the uncertainty of our ability to realize future taxable income.

The Company accounts for uncertainty in income taxes in its financial statements as required under ASC 740, “Accounting for Uncertainty in Income Taxes.” The standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition accounting. Management determined there were no material uncertain positions taken by the Company in its tax returns.

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

The Company has remeasured certain deferred tax assets and liabilities as of the enactment date of the Act based on the rates at which they are expected to reverse in the future, which is generally 21%. The amount recorded related to the remeasurement of our deferred tax balance was approximately $1,830,000, which was offset by a reduction in the valuation allowance.

Statement of Cash Flows

For purposes of reporting cash flows, cash includes cash on hand and demand deposits held by banks.

Reclassifications

Certain amounts in the 2017 consolidated financial statements have been reclassified to conform to current year presentation.

6.	Fair Value Measurements

Under U.S. GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy included in U.S. GAAP gives the highest priority to Level 1 inputs, which consist of unadjusted quoted prices for identical instruments in active markets. Level 2 inputs consist of quoted prices for similar instruments. Level 3 valuations are derived from inputs that are significant and unobservable, and these valuations have the lowest priority.

Management believes that the carrying values of cash and equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of their short maturity.

The table below reflects all notes payable at December 31, 2018 and 2017, respectively.

		December 31, 2018	December 31, 2017
		Fair Value	Fair Value
2016 Unrelated Notes	(a)	$1,000,261	$797,312
2017 Unrelated Notes	(a)	2,275,686	2,256,057
2018 Unrelated Notes	(b)	900,000	-
Total		$4,175,947	$3,053,369

		December 31, 2018	December 31, 2017
		Fair Value	Fair Value
The $250,000 Shealy Note	(c)	$46,807	$92,439
2016 Related Notes	(a)	433,117	352,115
2017 Related Notes	(a)	504,271	499,922
2018 Related Notes	(b)	400,000	-
Total		$1,384,195	$944,476

(a)	The fair value was based upon Level 2 inputs. See Note 8 for additional information about the Company’s 2016 and 2017 Unrelated Notes. See Note 9 for additional information about the Company’s 2016 and 2017 Related Notes.
(b)	The 2018 Unrelated and Related Notes were closed in September, 2018 between market participants, therefore, fair value approximates carrying value given proximity to year-end. See Note 8 for additional information about the Company’s 2018 Unrelated Notes. See Note 9 for additional information about the Company’s 2016 and 2017 Related Notes.
(c)	The fair value was based upon Level 2 inputs. Short term maturity and interest rate approximates rate that the Company realized with issuance of new debt in September, 2018; therefore, carrying value approximates fair value. See Note 9 for additional information about the Company’s $250,000 Shealy Note.

7.	Property and Equipment

Property and equipment are comprised of the following:

	December 31, 2018	December 31, 2017
Computer hardware and purchased software	$254,470	$252,275
Leasehold improvements	221,666	221,666
Furniture and fixtures	82,056	82,722
	558,192	556,663
Less: accumulated depreciation and amortization	(549,061)	(541,903)
Property and equipment, net	$9,131	$14,760

Total depreciation expense on the Company’s property and equipment for the twelve months ended December 31, 2018 and 2017 amounted to $9,039 and $11,831, respectively.

8.	Notes Payable

On July 17, 2009, Intellinetics Ohio issued a note payable to the Ohio State Development Authority in the amount of $1,012,500, bearing interest at a rate of 6.00% per annum (“Authority Loan No. 1”). On June 3, 2011, Intellinetics Ohio issued a note payable to the Ohio State Development Authority in the amount of $750,000, bearing interest at a rate of 1% per annum for the first 12 months, then interest at a rate of 7% per annum for the second 12 months (“Authority Loan No. 2,” and together with Authority Loan No. 1, the “Authority Loans”). The Authority Loans were granted to Intellinetics Ohio in connection with the State of Ohio’s economic development programs. The proceeds from these loans were used by Intellinetics Ohio to support its efforts in developing software solutions for its customers.

On November 17, 2017, proceeds from the issuance of convertible promissory notes were used in a negotiated settlement in the amount of $525,000 with the Ohio State Development Authority to retire Authority Loan No. 1 and Authority Loan No. 2 with combined principal, accrued interest, and accrued fees totaling $944,090. The settlement amount of $525,000 included paying principal of $487,663 in full and $37,337 in accrued interest and fees. For the twelve months ended December 31, 2017, a gain on retirement of debt of $419,090 was reflected within other income on the consolidated statements of operations, representing basic and diluted net income per share of $0.02.

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

The Company issued convertible promissory notes on December 30, 2016 in an aggregate amount of $315,000 and on January 6, 2017 and January 31, 2017 in an aggregate amount of $560,000 (collectively, the “2016 Unrelated Notes”) to unrelated accredited investors. Placement agent and escrow agent fees of $100,255 were deducted from the cash proceeds. The notes bore interest at an annual rate of interest of 12 percent until maturity, with partial interest of 6% payable quarterly, and maturity on December 31, 2018. The note investors had a right, in their sole discretion, to convert the notes into shares at a conversion rate of $0.65 per share. On September 17, 2018, the notes were amended to mature on December 31, 2020, and bear interest at an annual rate of interest of 10% until maturity, with partial interest of 5% payable quarterly. With the amendment, the note investors have a right, in their sole discretion, to convert the notes into shares at a conversion rate of $0.40 per share. The amendment was accounted for as a troubled debt restructuring with the future undiscounted cash flows being greater than the carrying value of the debt prior to extension. No gain was recorded, and a new effective interest rate was established based on the carrying value of the debt and the revised future cash flows. If the notes have not been fully repaid by the Company by the maturity date or converted into shares at the election of the note investors prior to maturity, then such notes will accrue interest at the annual rate of 12% from the maturity date until the date the notes are repaid in full. Any interest not paid quarterly will also accrue interest at the annual rate of 7% instead of 5%. The Company used the proceeds of the notes for working capital, general corporate purposes, and debt repayment. The Company recognized an initial beneficial conversion feature in the amount of $369,677, plus a fair value adjustment of $56,661 under the troubled debt restructuring accounting. Interest expense recognized on the amortization of the beneficial conversion feature was $145,424 and $180,508 for the twelve months ended December 31, 2018 and 2017, respectively.

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

The table below reflects all notes payable at December 31, 2018 and 2017, respectively, with the exception of related party notes disclosed in Note 9 - Notes Payable - Related Parties.

	December 31, 2018	December 31, 2017
2016 Unrelated Notes, net of beneficial conversion feature of $101,405 and $189,169, respectively	$773,595	$685,831
2017 Unrelated Notes	1,760,000	1,760,000
2018 Unrelated Notes	900,000	-
Total notes payable	$3,433,595	$2,445,831
Less unamortized debt issuance costs	(288,669)	(349,447)
Less current portion	-	(875,000)
Long-term portion of notes payable	$3,144,926	$1,221,384

Future minimum principal payments of these notes payable with the exception of the related party notes in Note 9 - Notes Payable - Related Parties, as described in this Note 8 are as follows:

For the Twelve-Months
Ending December 31,	Amount
2019	$-
2020	3,535,000
Total	$3,535,000

As of December 31, 2018 and 2017, accrued interest for these notes payable with the exception of the related party notes in Note 9 - Notes Payable - Related Parties, was $379,339 and $70,304, respectively, and was reflected within other long-term liabilities on the consolidated balance sheets. As of December 31, 2018 and 2017, deferred financing costs were $288,669 and $349,447, respectively, and was reflected within long-term liabilities on the consolidated balance sheets.

With respect to all notes outstanding (other than the notes to related parties), for the twelve months ended December 31, 2018 and 2017, interest expense, including the amortization of deferred financing costs, accrued loan participation fees, original issue discounts, deferred interest and related fees, interest expense related to warrants issued for the conversion of convertible notes, and the embedded conversion feature was $666,458 and $425,023, respectively.

9.	Notes Payable - Related Parties

On March 29, 2012, the Company issued an unsecured promissory note in the amount of $238,000, bearing interest at a rate of 10%, payable to Ramon Shealy, a then-director of the Company, who subsequently resigned from the Company’s board of directors (“Board of Directors”) on December 17, 2012, for personal reasons. All principal and interest was due and payable on September 27, 2012, but was later extended to November 24, 2012. On April 16, 2012, the Company issued another promissory note payable to Mr. Shealy, in the amount of $12,000, bearing interest at a rate of 10% per quarter. All principal and interest was due on July 15, 2012, but was later extended to November 24, 2012. On November 24, 2012, the two notes were cancelled and replaced with a $250,000 promissory note, under the same terms, with a maturity date of January 1, 2014. On December 24, 2013, the maturity date of the $250,000 promissory note was extended to January 1, 2015. On March 13, 2013, the Company paid $100,000 of the principal amount of the $250,000 promissory note to Mr. Shealy. On December 31, 2014, the Company and Mr. Shealy agreed to extended payment terms for the remaining total principal and interest in the amount of $193,453, payable in sixty (60) monthly installments beginning January 31, 2015, with a maturity date of January 1, 2020. As of December 31, 2018 and 2017, this Note had a principal balance of $46,807 and $92,439, respectively. As of December 31, 2017, this Note had $770 of accrued interest.

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

On December 30, 2016, the Company issued convertible promissory notes in an aggregate amount of $375,000 (the “2016 Related Notes”) to accredited investors, including Robert Taglich and Michael Taglich (each holding more than 5% beneficial interest in the Company’s shares) and Robert Schroeder (Director), in exchange for the conversion of $225,000 principal from the 2016 Bridge Notes and $150,000 cash. The notes bore interest at an annual rate of interest of 12 percent until maturity, with partial interest of 6% payable quarterly, and mature on December 31, 2018. The note investors had a right, in their sole discretion, to convert the notes into shares at a conversion rate of $0.65 per share. On September 17, 2018, the notes were amended to mature on December 31, 2020, and bear interest at an annual rate of interest of 10% until maturity, with partial interest of 5% payable quarterly. With the amendment, the note investors have a right, in their sole discretion, to convert the notes into shares at a conversion rate of $0.40 per share. The amendment was accounted for as a troubled debt restructuring with the future undiscounted cash flows being greater than the carrying value of the debt prior to extension. No gain was recorded, and a new effective interest rate was established based on the carrying value of the debt and the revised future cash flows. If the notes have not been fully repaid by the Company by the maturity date or converted into shares at the election of the note investors prior to the maturity date, then such notes will accrue interest at the annual rate of 12% from the maturity date until the date the notes are repaid in full. Any interest not paid quarterly will also accrue interest at the annual rate of 7% instead of 5%. The Company used the proceeds of the notes for working capital, general corporate purposes, and debt repayment. The Company recognized an initial beneficial conversion feature in the amount of $144,231, plus a fair value adjustment of $24,710 under the troubled debt restructuring accounting. Interest expense recognized on the amortization of the beneficial conversion feature was $56,796 and $72,115 for the twelve months ended December 31, 2018 and 2017, respectively.

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

The table below reflects Notes payable due to related parties at December 31, 2018 and 2017, respectively:

	December 31, 2018	December 31, 2017
The $250,000 Shealy Note	46,807	92,439
2016 Related Notes, net of beneficial conversion feature of $40,030 and $72,115, respectively	334,970	302,885
2017 Related Notes	390,000	390,000
2018 Related Notes	400,000	-
Total notes payable - related party	$1,171,777	$785,324
Unamortized debt issuance costs	(79,033)	(55,675)
Less current portion	(46,807)	(416,969)
Long-term portion of notes payable-related party	$1,045,937	$312,680

Future minimum principal payments of these notes payable as described in this Note 9 are as follows:

For the Twelve Months Ending December 31,	Amount
2019	$46,807
2020	1,165,000
TOTAL	$1,211,807

As of December 31, 2018 and 2017, accrued interest for these notes payable – related parties amounted to $122,956 and $29,997, respectively, and was reflected within other long-term liabilities on the consolidated balance sheets.

For the twelve months ended December 31, 2018 and 2017, interest expense in connection with notes payable – related parties was $199,043 and $184,828 respectively.

10.	Deferred Compensation

Pursuant to the Company’s employment agreements with the founders, the founders have earned incentive compensation totaling $165,166 and $213,166 in cash, as of December 31, 2018 and 2017, respectively, which payment obligation has been deferred by the Company until it reasonably believes it has sufficient cash to make the payment. Following the retirement of founder A. Michael Chretien on December 8, 2017, the Company expects to make bi-weekly payments of $1,846 until the deferred compensation has been paid, which will comprise 61 full payments and one partial payment of $1,569. For the twelve months ended December 31, 2018 and 2017, the Company paid $48,000 and $1,846, respectively, which is reflected as a reduction in the deferred compensation liability.

11.	Commitments and Contingencies

Employment Agreements

The Company has entered into employment agreements with three of its key executives. Under their respective agreements, the executives serve at will and are bound by typical confidentiality, non-solicitation and non-competition provisions. Deferred compensation for the founders of the Company, as disclosed in Note 10 above, is still outstanding as of December 31, 2018.

Operating Leases

On January 1, 2010, the Company entered into an agreement to lease 6,000 rentable square feet of office space in Columbus, Ohio. The lease commenced on January 1, 2010 and, pursuant to a lease extension dated August 9, 2016, the lease expires on December 31, 2021.

Future minimum lease payments under this operating lease are as follows:

For the Twelve Months Ending December 31,	Amount
2019	$52,992
2020	54,288
2021	55,656
$162,936

Rent expense charged to operations for the twelve months ended December 31, 2018 and 2017 amounted to $53,006.

12.	Stockholders’ Equity

Description of Authorized Capital

The Company is authorized to issue up to 75,000,000 shares of common stock with $0.001 par value. On June 12, 2018, the shareholders of the Company voted to approve an amendment to the Company charter to authorize an additional 25,000,000 shares for a total of 75,000,000 authorized shares of common stock. The holders of the Company’s common stock are entitled to one (1) vote per share. The holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. However, the current policy of the Board of Directors is to retain earnings, if any, for the operation and expansion of the business. Upon liquidation, dissolution or winding-up of the Company, the holders of common stock are entitled to share ratably in all assets of the Company that are legally available for distribution.

Issuance of Restricted Common Stock to Directors

On January 5, 2018, and on January 5 and March 22, 2017, the Company issued 302,629, 61,110, and 2,941 shares, respectively, of restricted common stock to directors of the Company as part of an annual compensation plan for directors. The grant of shares was not subject to vesting. Stock compensation of $57,500 and $62,500 was recorded on the issuance of the common stock for the years ended December 31, 2018 and 2017, respectively.

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

Between November 17 and November 30, 2017, the Company issued convertible promissory notes in an aggregate amount of $2,150,000 with certain accredited investors. The Company retained Taglich Brothers, Inc. as the exclusive placement agent for the November 2017 Convertible Note Offering. In compensation, the Company paid the placement agent a cash payment of 8% of the gross proceeds of the offering, along with warrants to purchase shares, and the reimbursement for the placement agent’s reasonable out of pocket expenses, FINRA filing fees and related legal fees. On November 17, 2017, the Company paid the placement agent cash in the amount of $172,000 and issued the placement agent 354,000 warrants to purchase shares at an exercise price at $0.25 per share, which are exercisable for a period of five years, contain customary cashless exercise and anti-dilution protection and were entitled to piggyback registration rights with respect to the Registration Statement of the Company made effective in February 2018. On November 30, 2017, the Company issued the placement agent 506,000 warrants to purchase shares at an exercise price at $0.25 per share, which will be exercisable for a period of five years, contain customary cashless exercise and anti-dilution protection and are entitled to registration rights. Debt issuance costs of $126,603 was recorded for the issuance of the November 17 and November 30, 2017 warrants, utilizing the Black-Scholes valuation model to value the warrants issued. The fair value of warrants issued was determined to be $0.17 and $0.13 for the November 17 and November 30 warrants, respectively. For the twelve months ended December 31, 2018 and 2017, interest expense of $149,890 and $9,434, respectively, was recorded as amortization of the debt issuance costs.

Between September 20 and September 26, 2018, the Company issued convertible promissory notes in an aggregate amount of $1,300,000 with certain accredited investors and related parties. The Company retained Taglich Brothers, Inc. as the exclusive placement agent for the September 2018 Convertible Note Offering. In compensation, the Company paid the placement agent a cash payment of 8% of the gross proceeds of the offering, along with warrants to purchase shares, and reimbursement for the placement agent’s reasonable out of pocket expenses, FINRA filing fees and related legal fees. On September 20, 2018, the Company paid the placement agent cash in the amount of $40,000 and issued the placement agent 307,692 warrants to purchase shares at an exercise price at $0.13 per share, which are exercisable for a period of five years, contain customary cashless exercise and anti-dilution protection and are entitled to limited piggyback registration rights. On September 26, 2018, the Company paid the placement agent cash in the amount of $64,000 and issued the placement agent 492,308 warrants to purchase shares at an exercise price at $0.18 per share, which will be exercisable for a period of five years, contain customary cashless exercise and anti-dilution protection and are entitled to limited piggyback registration rights. Debt issuance costs of $64,348 was recorded for the issuance of the September 20 and September 26, 2018 warrants, utilizing the Black-Scholes valuation model to value the warrants issued. The fair value of warrants issued was determined to be $0.10 and $0.07 for the September 20 and September 26 warrants, respectively. For the twelve months ended December 31, 2018, interest expense of $21,688 was recorded as amortization of the debt issuance costs.

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

Shares Issued and Outstanding and Shares Reserved for Exercise of Warrants, Convertible Notes, and the 2015 Plan

The Company had 17,729,421 Shares issued and outstanding, 6,726,625 Shares reserved for issuance upon the exercise of outstanding warrants, 25,599,782 Shares reserved for issuance upon the conversion of convertible debt, and 3,366,506 Shares reserved for issuance under the 2015 Plan, as of December 31, 2018.

13.	Share-Based Compensation

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

The weighted average estimated values of director and employee stock option grants, as well as the weighted average assumptions that were used in calculating such values during the twelve months ended December 31, 2018 and 2017, were based on estimates at the date of grant as follows:

	April 30,	January 1,	February 10,
	2015 Grant	2016 Grant	2016 Grant
Risk-free interest rate	1.43%	1.76%	1.15%
Weighted average expected term	5 years	5 years	5 years
Expected volatility	143.10%	134.18%	132.97%
Expected dividend yield	0.00%	0.00%	0.00%

	December 6	March 15,	September 25,
	2016 Grant	2017 Grant	2017 Grant
Risk-free interest rate	1.84%	2.14%	1.85%
Weighted average expected term	5 years	5 years	5 years
Expected volatility	123.82%	121.19%	130.79%
Expected dividend yield	0.00%	0.00%	0.00%

A summary of stock option activity during the twelve months ended December 31, 2018 and 2017 under our stock option agreements is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2017	1,328,000	$0.81	9 years	$115,200
Granted	1,350,000	0.37
Forfeited and expired	(440,000)	0.81

Outstanding at December 31, 2017	2,238,000	$0.55	9 years	$79,200

Exercisable at December 31, 2017	849,250	$0.70	8 years	$79,200

Outstanding at January 1, 2018	2,238,000	$0.55	9 years	$79,200

Outstanding at December 31, 2018	2,238,000	$0.55	8 years	$79,200

Exercisable at December 31, 2018	1,589,250	$0.57	8 years	$79,200

There were no grants during the twelve months ended December 31, 2018. The weighted-average grant date fair value of options granted during the twelve months ended December 31, 2017 was $0.29.

As of December 31, 2018 and 2017, there was $185,754 and $434,779, respectively, of total unrecognized compensation costs related to stock options granted under our stock option agreements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of one year. The total fair value of stock options that vested during the twelve months ended December 31, 2018 and 2017 was $249,025 and $156,766, respectively.

14.	Concentrations

Revenues from the Company’s services to a limited number of customers have accounted for a substantial percentage of the Company’s total revenues. For the twelve months ended December 31, 2018, the Company’s three largest customers, Tiburon, Inc., a Reseller, Mid-Ohio Strategic Technologies, a reseller, and Laser Systems, Inc., a reseller, accounted for approximately 11%, 10%, and 10%, respectively, of the Company’s revenues for that period. For the twelve months ended December 31, 2017, the Company’s two largest customers, Ohio Department of Commerce, a direct client, and Tiburon, Inc., a Reseller, accounted for approximately 10%, each, of the Company’s revenues for that period.

For the twelve months ended December 31, 2018 and 2017, government contracts represented approximately 30% and 41% of the Company’s net revenues, respectively. A significant portion of the Company’s sales to Resellers represent ultimate sales to government agencies.

As of December 31, 2018, accounts receivable concentrations from the Company’s four largest customers were 22%, 16%, 14% and 14% of gross accounts receivable, respectively, and as of December 31, 2017, accounts receivable concentrations from the Company’s three largest customers were 39%, 12%, and 10% of gross accounts receivable, respectively. Accounts receivable balances from the Company’s four largest customers at December 31, 2018 have been partially collected as of the report date.

15.	Provision For Income Taxes

For the years ended December 31, 2018 and 2017, we have recognized the minimum amount of state income tax as required by the states that we are required to file taxes in. We are not currently subject to further federal or state tax since we have incurred losses since our inception.

As of December 31, 2018, we had federal and state net operating loss carry forwards of approximately $16,303,000, which can be used to offset future federal income tax. The federal and state net operating loss carry forwards expire at various dates through 2038. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in our opinion, utilization is not reasonably assured.

As of December 31, 2018, the deferred tax asset, primarily related to our net operating losses, was approximately $3,440,000. A 100 % valuation allowance has been established on deferred tax assets at December 31, 2018 and 2017, due to the uncertainty of our ability to realize future taxable income.

16.	Subsequent Events

Issuance of Restricted Common Stock to Directors

On January 7, 2019, the Company issued 522,729 new Shares of restricted common stock to directors of the Company in accordance with the Company’s director compensation policy. Stock compensation of $57,500 was recorded on the issuance of the common stock.

Issuance of Restricted Common Stock to Employee

On January 7, 2019, the Company issued 272,728 new Shares of restricted common stock to an employee of the Company. Stock compensation of $30,000 was recorded on the issuance of the common stock.

Issuance of Options to Employees

On March 11, 2019, the Company canceled previously granted stock options to employees in the amounts of 150,000 shares at an exercise price of $0.90 per share, and 160,000 shares at an exercise price of $0.96 per share, and 100,000 shares at an exercise price of $0.76 per share, and 750,000 shares at an exercise price of $0.30 per share, and 500,000 shares at an exercise price of $0.38 per share. On March 11, 2019, the Company replaced those canceled stock options totaling 1,660,000 with identical options at an exercise price of $0.13 per share in accordance with the 2015 Plan. The incremental fair value of $4,844 for these stock options will be recognized by the Company over the applicable vesting period.

On March 11, 2019, the Company granted employees stock options to purchase 505,000 shares at an exercise price of $0.13 per share in accordance with the 2015 Plan, with vesting continuing until 2023. The total fair value of $44,591 for these stock options will be recognized by the Company over the applicable vesting period.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018 and concluded that our disclosure controls and procedures were effective as of December 31, 2018.

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

The material weakness, which related to internal control over financial reporting resulted from the lack of controls and segregation of duties related to technical application of U.S. GAAP. Specifically, we did not have effective controls in place to properly identify certain mistakes in financial reporting schedules related to presentation on the statement of operations and cash flows and an error in a schedule to account for a warrant transaction which resulted in a material required adjustment identified by our independent registered public accounting firm in December 2017. Management is aware of the risks associated with the lack of segregation of duties due to the small number of employees currently working with general administrative and financial reporting matters. Due to our size and nature, segregation of all conflicting duties may not always be possible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.

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

We have assessed the effectiveness of our remediation efforts over our internal controls and disclosure controls during 2018. The controls have operated effectively during this time. The Company will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions that it deems appropriate given the circumstances.

Based on our evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act and we did maintain effective internal control over financial reporting, based on criteria issued by COSO.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this report.

Changes In Internal Control Over Financial Reporting

Other than the remediation described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter of the fiscal year ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2018.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2018.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2018.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2019.

Intellinetics, Inc.

By:	/s/ James F. DeSocio
James F. DeSocio
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 1, 2019.

Name	Title

President, Chief Executive Officer, and Director
/s/ James F. DeSocio	(Principal Executive Officer)
James F. DeSocio

Chief Financial Officer and Treasurer
/s/ Joseph D. Spain	(Principal Financial and Accounting Officer)
Joseph D. Spain

/s/ Matthew L. Chretien	Chief Strategy Officer, Chief Technology Officer, Secretary, and Director
Matthew L. Chretien

/s/ Rye D’Orazio	Director
Rye D’Orazio

/s/ Roger Kahn	Director
Roger Kahn

/s/ Robert C. Schroeder	Chairman of the Board, and Director
Robert C. Schroeder

/s/ Sophie Pibouin	Director
Sophie Pibouin

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference
		Form	Exhibit	Filing Date

3.1.1	Articles of Incorporation of Intellinetics, Inc.	10-SB	3.1	10-02-2000

3.1.2	Certificate of Correction, effective May 22, 2007	8-K	3.1	06-15-2007

3.1.3	Certificate of Amendment to Articles of Incorporation of Intellinetics, Inc.	8-K	99.1	09-03-2014

3.2.1	Bylaws of Intellinetics, Inc.	10-SB	3.3	10-02-2000

3.2.2	Amendment No. 1 to the Bylaws of Intellinetics, Inc.	8-K	3.4	03-01-2012

4.1	Promissory Note by Intellinetics, Inc. in favor of Ramon Shealy in the principal amount of $238,000, dated March 29, 2012.	8-K/A	10.44	03-30-2012

4.2	The Promissory Note Second Extension Agreement by and among Intellinetics, Inc., and Ramon M. Shealy in the amount of $238,000, dated August 27, 2012	8-K	10.1	08-31-2012

4.3	The Promissory Note Third Extension Agreement by and among Intellinetics, Inc., and Ramon M. Shealy in the amount of $238,000, dated October 24, 2012	8-K	10.1	10-30-2012

4.4	The Promissory Note Fourth Extension Agreement by and among Intellinetics, Inc., and Ramon M. Shealy in the amount of $238,000, dated November 24, 2012.	10-K/A	4.20.2	04-30-2013

4.5	Promissory Note Fifth Extension Agreement, dated December 27, 2013, by and between Intellinetics, Inc. and Ramon M. Shealy	8-K	10.2	01-02-2014

4.6	Promissory Note and Extension Agreement, dated December 31, 2014, by and between Intellinetics, Inc. and Ramon M. Shealy	8-K	10.1	01-01-2015

4.7	Form of Placement Agent Warrants between the Company and the Placement Agent	8-K	10.2	03-06-2013

4.8	Form of Stock Certificate	S-1/A	4.1	02-06-2018

4.9	Form of Investor Warrant	8-K	10.2	01-05-2016

4.10	Form of Placement Agent Warrants	8-K	10.3	01-05-2016

4.11	Form of Noteholder Warrant	8-K	10.5	01-05-2016

4.12	Form of Warrants dated November 30, 2016	8-K	10.2	12-06-2016

4.13	Form of 12% Subordinated Convertible Note, dated December 30, 2016; January 6, 2017; and January 31, 2017	8-K	10.2	01-06-2017

4.14	Form of Placement Agent Warrants, dated January 31, 2017	8-K	10.3	01-06-2017

4.15	Form of Warrant to Purchase Common Stock, issued October 22, 2017	8-K	10.2	10-26-2017

4.16	Form of 8% Secured Convertible Notes, dated November 17, 2017 and November 29, 2017	8-K	10.2	11-24-2017

4.17	Amendment to 8% Secured Convertible Notes, dated March 28, 2018	10-K	4.17	04-02-2018

4.18	Form of Placement Agent Warrants	8-K	10.5	11-24-2017

4.19	Form of 8% Secured Convertible Notes, dated September 20, 2018 and September 26, 2018	8-K	10.2	09-26-18

4.20	Form of Placement Agent Warrants	8-K	10.3	09-26-18

4.21	Amendment to 12% Subordinated Convertible Notes Due December 31, 2018, dated September 14, 2018	8-K	10.1	09-20-2018

4.22	Amendment to 8% Secured Convertible Notes Due November 30, 2019, dated September 17, 2018	8-K	10.2	09-20-2018

10.1	Amended Employment Agreement of Matthew L. Chretien, dated September 16, 2011	8-K	10.37	02-13-2012

10.2	Amended Offer of Employment of Matthew L. Chretien, dated September 16, 2011	8-K	10.38	02-13-2012

10.3	Employment Agreement of Joseph D. Spain dated December 2, 2016	8-K	10.3	12-06-2016

10.4	Lease Renewal Agreement by and between Intellinetics, Inc. and Dividend Drive LLC, dated as of August 9, 2016	10-K	10.6	03-30-2017

10.5	Intellinetics, Inc. 2015 Equity Incentive Plan	8-K	10.3	04-30-2015

10.6	First Amendment to Intellinetics, Inc. 2015 Equity Incentive Plan, dated September 25, 2017	8-K	10.2	09-26-2017

10.7	Second Amendment to Intellinetics, Inc. 2015 Equity Incentive Plan, dated February 19, 2018	8-K	10.2	02-23-2018

10.8	Form of Non-Qualified Stock Option Agreement under Company’s 2015 Equity Incentive Plan	10-K	10.9	03-28-2016

10.9	Form of Incentive Stock Option Agreement under Company’s 2015 Equity Incentive Plan	8-K	10.6	01-05-2016

10.10	Offer Letter, dated September 25, 2017, between Intellinetics, Inc. and James F. DeSocio	8-K	10.1	09-26-2017

10.11	Form of Note Purchase Agreement, dated November 17, 2017; and November 29, 2017	8-K	10.1	11-24-2017

10.12	Form of Security Agreement, dated November 17, 2017	8-K	10.4	11-24-2017

10.13	Intellinetics, Inc. 2018 Executive Incentive Compensation Plan	8-K	10.3	02-23-2018

10.14	Amendment, dated February 19, 2018, between Intellinetics, Inc. and Joseph D. Spain	8-K	10.1	02-23-2018

10.15	Form of Note Purchase Agreement, dated September 20, 2018 and September 26, 2018	8-K	10.1	09-26-2018

21.1	List of Subsidiaries of Intellinetics, Inc. +

31.1	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 +

31.2	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 +

32.1	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 +

32.2	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 +

101.INS	XBRL Instance Document +

101.SCH	XBRL Taxonomy Extension Schema Document +

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document +

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document +

101.LAB	XBRL Taxonomy Extension Label Linkbase Document +

101.PRE	XBRL Taxonomy Extension Linkbase Document +

+	Filed herewith:

