Form 10-Q
period 2019-03-31
INTELLINETICS, INC.
filed 2019-05-15
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

(614) 921-8170

(Registrant’s telephone number, including area code)

(Former name and former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b- 2 of the Exchange Act.

Large accelerated filer	[ ]	(Do not check if a smaller reporting company)	Accelerated filer	[ ]
Non-accelerated filer	[ ]		Smaller reporting company	[X]
Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [  ] No [X]

As of May 13, 2019 there were 18,524,878 shares of the issuer’s common stock outstanding.

INTELLINETICS, INC.

Form 10-Q

March 31, 2019

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

Any forward-looking statements we make are based on our current plans, intentions, objectives, goals, targets, strategies, hopes, beliefs, projections and expectations, as well as assumptions made by and information currently available to management. Forward-looking statements are not guarantees of future performance or events, but are subject to and qualified by substantial risks, uncertainties and other factors, which are difficult to predict and are often beyond our control. Forward-looking statements will be affected by assumptions and expectations we might make that do not materialize or that prove to be incorrect and by known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed, anticipated or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, those described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018, filed on April 1, 2019, as well as other risks, uncertainties and factors discussed elsewhere in this report, in documents that we include as exhibits to or incorporate by reference in this report, and in other reports and documents we from time to time file with or furnish to the SEC. In light of these risks and uncertainties, you are cautioned not to place undue reliance on any forward-looking statements that we make.

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

Part I Financial Information

Item 1. Financial Statements

INTELLINETICS, INC. and SUBSIDIARY

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31,2019	December 31,2018

ASSETS
Current assets:
Cash	$788,952	$1,088,630
Accounts receivable, net	149,718	135,739
Prepaid expenses and other current assets	125,124	162,495

Total current assets	1,063,794	1,386,864

Property and equipment, net	7,222	9,131
Right of use asset	128,221	-
Other assets	10,284	10,284

Total assets	$1,209,521	$1,406,279

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$366,611	$308,121
Lease liability - current	32,285	-
Deferred revenues	651,861	723,619
Deferred compensation	154,089	165,166
Notes payable - related party - current	35,552	46,807
Total current liabilities	1,240,398	1,243,713

Long-term liabilities:
Notes payable	3,193,685	3,144,926
Notes payable - related party - net of current portion	1,060,820	1,045,937
Lease liability – net of current portion	100,715	-
Other long-term liabilities	670,724	502,295

Total long-term liabilities	5,025,944	4,693,158

Total liabilities	6,266,342	5,936,871

Stockholders’ deficit:
Common stock, $0.001 par value, 75,000,000 shares authorized; 18,524,878 and 17,729,421 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	31,528	30,733
Additional paid-in capital	14,244,289	14,101,460
Accumulated deficit	(19,332,638)	(18,662,785)
Total stockholders’ deficit	(5,056,821)	(4,530,592)
Total liabilities and stockholders’ deficit	$1,209,521	$1,406,279

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018

Revenues:
Sale of software	$1,750	$40,994
Software as a service	199,183	176,600
Software maintenance services	252,636	243,568
Professional services	51,667	58,951
Third Party services	10,149	5,261

Total revenues	515,385	525,374

Cost of revenues:
Sale of software	1,846	17,861
Software as a service	67,689	77,093
Software maintenance services	29,378	25,536
Professional services	33,506	16,825
Third Party services	10,046	10,245

Total cost of revenues	142,465	147,560

Gross profit	372,920	377,814

Operating expenses:
General and administrative	538,961	543,437
Sales and marketing	268,757	261,709
Depreciation	1,908	2,194

Total operating expenses	809,626	807,340

Loss from operations	(436,706)	(429,526)

Other income (expense)
Interest expense, net	(233,147)	(208,984)

Total other income (expense)	(233,147)	(208,984)

Net loss	$(669,853)	$(638,510)

Basic and diluted net loss per share:	$(0.04)	$(0.04)

Weighted average number of common shares outstanding - basic and diluted	18,480,189	17,719,220

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Deficit

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2018	17,729,421	$30,733	$14,101,460	$(18,662,785)	$(4,530,592)

Stock Issued to Directors and Employee	795,457	795	86,705	-	87,500

Stock Option Compensation	-	-	56,124	-	56,124

Net Loss	-	-	-	(669,853)	(669,853)

Balance, March 31, 2019	18,524,878	$31,528	$14,244,289	$(19,332,638)	$(5,056,821)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2017	17,426,792	$30,431	$13,648,519	$(16,322,505)	$(2,643,555)

Stock Issued to Directors	302,629	302	57,198	-	57,500

Stock Option Compensation	-	-	62,088	-	62,088

Net Loss	-	-	-	(638,510)	(638,510)

Balance, March 31, 2018	17,729,421	$30,733	$13,767,805	$(16,961,015)	$(3,162,477)

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(669,853)	$(638,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,908	2,194
Bad debt expense	2,661	(5,878)
Amortization of deferred financing costs	45,963	62,216
Amortization of beneficial conversion option	17,679	64,238
Amortization of right of use asset	10,329	-
Stock issued for services	87,500	57,500
Stock options compensation	56,124	62,088
Changes in operating assets and liabilities:
Accounts receivable	(16,640)	90,562
Prepaid expenses and other current assets	37,371	(19,302)
Right of use asset	(138,549)	-
Accounts payable and accrued expenses	58,490	(27,044)
Lease liability, current and long-term	133,000	-
Deferred compensation	(11,077)	(11,077)
Other long-term liabilities	168,429	60,634
Deferred revenues	(71,758)	(103,377)
Total adjustments	381,430	232,754
Net cash used in operating activities	(288,423)	(405,756)

Cash flows from financing activities:
Repayment of notes payable - related parties	(11,255)	(10,077)
Net cash used in financing activities	(11,255)	(10,077)

Net decrease in cash	(299,678)	(415,833)
Cash - beginning of period	1,088,630	1,125,921
Cash - end of period	$788,952	$710,088

Supplemental disclosure of cash flow information:
Cash paid during the period for interest and taxes	$2,652	$24,688

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

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8.03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation of the consolidated financial position of the Company as of March 31, 2019 and the consolidated results of its operations and cash flows for the three months ended March 31, 2019 and 2018, have been included. The Company has evaluated subsequent events through the issuance of this Form 10-Q. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any other interim or future period. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2018 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 1, 2019.

3.	Liquidity and Management’s Plans

Through March 31, 2019, the Company had incurred an accumulated deficit since its inception of $19,332,638. At March 31, 2019, the Company had a cash balance of $788,952.

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

The Company expects that through the next 12 months, the capital requirements to fund the Company’s growth, service existing debt obligations, and to cover the operating costs as a public company will exceed the cash flows that it intends to generate from its operations. During 2019 and 2018, the Company has used the proceeds from the convertible note issuances to sustain operations and to follow through on the execution of its business plan. There is no assurance that the Company has or will be able to obtain sufficient funds to fund the Company’s operations. Given these conditions, the Company’s ability to continue as a going concern is contingent upon increasing its revenues and successfully managing its cash requirements. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrants into established markets, the competitive environment in which the Company operates and its cash requirements. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Since inception, the Company’s operations have primarily been funded through a combination of gross profits, state business development loans, bank loans, convertible loans, and the sale of securities. Although management believes that the Company may have access to additional capital resources, there are currently no commitments or arrangements in effect that would provide for new financing and there is no assurance that the Company will be able to obtain additional funds on commercially acceptable terms, if at all.

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

The number of customers that comprise the Company’s customer base, along with the different industries, governmental entities and geographic regions, in which the Company’s customers operate, limits concentrations of credit risk with respect to accounts receivable. The Company does not generally require collateral or other security to support customer receivables; however, the Company may require its customers to provide retainers, up-front deposits or irrevocable letters-of-credit when considered necessary to mitigate credit risks. The Company has established an allowance for doubtful accounts based upon facts surrounding the credit risk of specific customers and past collections history. Credit losses have been within management’s expectations. At March 31, 2019 and December 31, 2018, the Company’s allowance for doubtful accounts was $10,088 and $7,427, respectively.

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

The Company accounts for stock-based payments to non-employees in accordance with ASC 718, “Equity-Based Payments to Non-Employees,” which requires that such equity instruments are recorded at their fair value on the grant date.

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

For the three months ended March 31, 2019, the Company recorded share-based compensation to employees of $86,124 and to non-employees of $57,500. For the three months ended March 31, 2018, the Company recorded share-based compensation to employees of $62,088 and to non-employees of $57,500.

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

Research and Development

We design, develop, test, market, license, and support new software products and enhancements of current products. We continuously monitor our software products and enhancements to remain compatible with standard platforms and file formats. We expense our software development costs as incurred. For the three months ending March 31, 2019 and 2018, our research and development costs were $116,088 and $106,445, respectively.

Recent Accounting Pronouncements

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASC 842”) (“ASU 2016-02”), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. ASU 2016-02 is effective for the Company beginning in its first quarter of 2019. On January 1, 2019, the Company recorded a lease liability of $143,761 and a net right-of-use asset of $138,549 using the required modified retroactive approach. In adopting ASC 842, the Company elected to utilize the available package of practical expedients permitted under the transition guidance within the new standard, which does not require the reassessment of the following: i) whether existing or expired arrangements are or contain a lease, ii) the lease classification of existing or expired leases, and iii) whether previous initial costs would qualify as capitalization under the new lease standard.

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

e) Sale of third party services

Sale of third party services consist principally of third party software and/or equipment as a pass through of software and equipment purchased from third parties at the request of customers. We recognize revenue from third party services at a point in time upon delivery, provided all other revenue recognition criteria are met. In addition, we have considered our relationship with third party vendors as it relates to principal vs. agent considerations and have determined that we are in control of establishing the transaction price for the customer, managing all aspects of the shipments process and taking the risk of loss for delivery, collection, and returns. Based on our evaluation of the control model, we determined that we act as the principal rather than the agent within our revenue arrangements and as such, revenues are reported on a gross basis.

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

The following table present changes in our contract assets and liabilities during the three months ended March 31, 2019 and 2018:

	Balance at Beginning of Period	Revenue Recognized in Advance of Billings	Billings	Balance at End of Period
Three months ended March 31, 2019
Contract assets: Unbilled receivables	$65,118	$52,847	$(65,118)	$52,847

Three months ended March 31, 2018
Contract assets: Unbilled receivables	$89,847	$78,589	$(89,847)	$78,589

	Balance at Beginning of Period	Billings	Recognized Revenue	Balance at End of Period
Three months ended March 31, 2019
Contract liabilities: Deferred revenue	$723,619	$425,905	$(497,663)	$651,861

Three months ended March 31, 2018
Contract liabilities: Deferred revenue	$708,130	$386,040	$(489,417)	$604,753

h) Remaining performance obligations

Remaining performance obligations represent the transaction price from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 87% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. As of March 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations for software as a service and software maintenance contracts with a duration greater than one year was $95,845. This does not include revenue related to performance obligations that are part of a contract whose original expected duration is one year or less.

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

l) Sales taxes

Sales taxes charged to and collected from customers as part of the Company’s sales transactions are excluded from revenues, as well as the determination of transaction price for contracts with multiple performance obligations, and recorded as a liability to the applicable governmental taxing authority.

Advertising

The Company expenses the cost of advertising as incurred. Advertising expense for the three months ended March 31, 2019 and 2018 amounted to $1,028 and $3,501, respectively.

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

Deferred income taxes are recognized for the tax consequences in future years of temporary differences between the financial reporting and tax bases of assets and liabilities as of each period-end based on enacted tax laws and statutory rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A 100% valuation allowance has been established on deferred tax assets at March 31, 2019 and December 31, 2018, due to the uncertainty of our ability to realize future taxable income.

The Company accounts for uncertainty in income taxes in its financial statements as required under ASC 740,. The standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition accounting. Management determined there were no material uncertain positions taken by the Company in its tax returns.

Statement of Cash Flows

For purposes of reporting cash flows, cash includes cash on hand and demand deposits held by banks.

Reclassifications

Certain amounts in the 2018 consolidated financial statements have been reclassified to conform to current year presentation.

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

The table below reflects all notes payable at March 31, 2019 and December 31, 2018, respectively.

		March 31, 2019	December 31, 2018
		Fair Value	Fair Value
2016 Unrelated Notes	(a)	$998,355	$1,000,261
2017 Unrelated Notes	(a)	2,234,736	2,275,686
2018 Unrelated Notes	(b)	1,142,763	900,000
Total		$4,375,854	$4,175,947

		March 31, 2019	December 31, 2018
		Fair Value	Fair Value
The $250,000 Shealy Note	(c)	$35,552	$46,807
2016 Related Notes	(a)	431,677	433,117
2017 Related Notes	(a)	495,197	504,271
2018 Related Notes	(b)	507,894	400,000
Total		$1,434,769	$1,384,195

(a)	The fair value was based upon Level 2 inputs. See Note 8 for additional information about the Company’s 2016 and 2017 Unrelated Notes. See Note 9 for additional information about the Company’s 2016 and 2017 Related Notes.
(b)	The fair value was based upon Level 2 inputs as of March 31, 2019. The 2018 Unrelated and Related Notes were closed in September 2018 between market participants, therefore, given proximity of the transactions to year-end, fair value approximated carrying value at December 31, 2018. See Note 8 for additional information about the Company’s 2018 Unrelated Notes. See Note 9 for additional information about the Company’s 2016 and 2017 Related Notes.
(c)	The fair value was based upon Level 2 inputs. Short term maturity and interest rate approximates rate that the Company realized with issuance of new debt in September 2018; therefore, carrying value approximates fair value. See Note 9 for additional information about the Company’s $250,000 Shealy Note.

7.	Property and Equipment

Property and equipment are comprised of the following:

	March 31, 2019	December 31, 2018
Computer hardware and purchased software	$254,470	$254,470
Leasehold improvements	221,666	221,666
Furniture and fixtures	82,056	82,722
	558,192	558,192
Less: accumulated depreciation and amortization	(550,970)	(549,061)
Property and equipment, net	$7,222	$9,131

Total depreciation and amortization expense on the Company’s property and equipment for the three months ended March 31, 2019 and 2018 amounted to $1,909 and $2,194, respectively.

8.	Notes Payable

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

The Company issued convertible promissory notes on December 30, 2016 in an aggregate amount of $315,000 and on January 6, 2017 and January 31, 2017 in an aggregate amount of $560,000 (collectively, the “2016 Unrelated Notes”) to unrelated accredited investors. Placement agent and escrow agent fees of $100,255 were deducted from the cash proceeds. The notes bore interest at an annual rate of interest of 12 percent until maturity, with partial interest of 6% payable quarterly, and maturity on December 31, 2018. The note investors had a right, in their sole discretion, to convert the notes into shares at a conversion rate of $0.65 per share. On September 17, 2018, the notes were amended to mature on December 31, 2020, and bear interest at an annual rate of interest of 10% until maturity, with partial interest of 5% payable quarterly. With the amendment, the note investors have a right, in their sole discretion, to convert the notes into shares at a conversion rate of $0.40 per share. The amendment was accounted for as a troubled debt restructuring with the future undiscounted cash flows being greater than the carrying value of the debt prior to extension. No gain was recorded, and a new effective interest rate was established based on the carrying value of the debt and the revised future cash flows. If the notes have not been fully repaid by the Company by the maturity date or converted into shares at the election of the note investors prior to maturity, then such notes will accrue interest at the annual rate of 12% from the maturity date until the date the notes are repaid in full. Any interest not paid quarterly will also accrue interest at the annual rate of 7% instead of 5%. The Company used the proceeds of the notes for working capital, general corporate purposes, and debt repayment. The Company recognized an initial beneficial conversion feature in the amount of $369,677, plus a fair value adjustment of $56,661 under the troubled debt restructuring accounting. Interest expense recognized on the amortization of the beneficial conversion feature was $12,675 and $46,209 for the three months ended March 31, 2019 and 2018, respectively.

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

The table below reflects all notes payable at March 31, 2019 and December 31, 2018, respectively, with the exception of related party notes disclosed in Note 9 - Notes Payable - Related Parties.

	March 31, 2019	December 31, 2018
2016 Unrelated Notes, net of beneficial conversion feature of $88,730 and $101,405, respectively	$786,270	$773,595
2017 Unrelated Notes	1,760,000	1,760,000
2018 Unrelated Notes	900,000	900,000
Total notes payable	$3,446,270	$3,433,595
Less unamortized debt issuance costs	(252,585)	(288,669)
Long-term portion of notes payable	$3,193,685	$3,144,926

Future minimum principal payments of these notes payable with the exception of the related party notes in Note 9 - Notes Payable - Related Parties, as described in this Note 8 are as follows:

For the Twelve Months
Ending March 31,	Amount
2021	$3,535,000
Total	$3,535,000

As of March 31, 2019 and December 31, 2018, accrued interest for these notes payable with the exception of the related party notes in Note 8 - Notes Payable - Related Parties, was $507,301 and $379,339, respectively, and was reflected within other long-term liabilities on the consolidated balance sheets. As of March 31, 2019 and December 31, 2018, deferred financing costs were $252,585 and $288,669, respectively, and were reflected within long term liabilities on the consolidated balance sheets.

With respect to all notes outstanding (other than the notes to related parties), for the three months ended March 31, 2019, and 2018, interest expense, including the amortization of deferred financing costs, original issue discounts, deferred interest and related fees, interest expense related to warrants issued for the conversion of convertible notes, and the embedded conversion feature was $176,721 and $161,392, respectively.

9.	Notes Payable - Related Parties

On March 29, 2012, the Company issued an unsecured promissory note in the amount of $238,000, bearing interest at a rate of 10%, payable to Ramon Shealy, a then-director of the Company, who subsequently resigned from the Company’s board of directors (“Board of Directors”) on December 17, 2012, for personal reasons. All principal and interest was due and payable on September 27, 2012, but was later extended to November 24, 2012. On April 16, 2012, the Company issued another promissory note payable to Mr. Shealy, in the amount of $12,000, bearing interest at a rate of 10% per quarter. All principal and interest was due on July 15, 2012, but was later extended to November 24, 2012. On November 24, 2012, the two notes were cancelled and replaced with a $250,000 promissory note, under the same terms, with a maturity date of January 1, 2014. On December 24, 2013, the maturity date of the $250,000 promissory note was extended to January 1, 2015. On March 13, 2013, the Company paid $100,000 of the principal amount of the $250,000 promissory note to Mr. Shealy. On December 31, 2014, the Company and Mr. Shealy agreed to extended payment terms for the remaining total principal and interest in the amount of $193,453, payable in sixty (60) monthly installments beginning January 31, 2015, with a maturity date of January 1, 2020. As of March 31, 2019 and December 31, 2018, this Note had a principal balance of $35,552 and $46,807, respectively.

On December 30, 2016, the Company issued convertible promissory notes in an aggregate amount of $375,000 (the “2016 Related Notes”) to accredited investors, including Robert Taglich and Michael Taglich (each holding more than 5% beneficial interest in the Company’s shares) and Robert Schroeder (Director). The notes bore interest at an annual rate of interest of 12 percent until maturity, with partial interest of 6% payable quarterly, and mature on December 31, 2018. The note investors had a right, in their sole discretion, to convert the notes into shares at a conversion rate of $0.65 per share. On September 17, 2018, the notes were amended to mature on December 31, 2020, and bear interest at an annual rate of interest of 10% until maturity, with partial interest of 5% payable quarterly. With the amendment, the note investors have a right, in their sole discretion, to convert the notes into shares at a conversion rate of $0.40 per share. The amendment was accounted for as a troubled debt restructuring with the future undiscounted cash flows being greater than the carrying value of the debt prior to extension. No gain was recorded, and a new effective interest rate was established based on the carrying value of the debt and the revised future cash flows. If the notes have not been fully repaid by the Company by the maturity date or converted into shares at the election of the note investors prior to the maturity date, then such notes will accrue interest at the annual rate of 12% from the maturity date until the date the notes are repaid in full. Any interest not paid quarterly will also accrue interest at the annual rate of 7% instead of 5%. The Company used the proceeds of the notes for working capital, general corporate purposes, and debt repayment. The Company recognized an initial beneficial conversion feature in the amount of $144,231, plus a fair value adjustment of $24,710 under the troubled debt restructuring accounting. Interest expense recognized on the amortization of the beneficial conversion feature was $5,004 and $18,029 for the three months ended March 31, 2019 and 2018, respectively.

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

The table below reflects Notes payable due to related parties at March 31, 2019 and December 31, 2018, respectively:

	March 31, 2019	December 31, 2018
The $250,000 Shealy Note	35,552	46,807
2016 Related Notes, net of beneficial conversion feature of $35,026 and $40,030, respectively	339,974	334,970
2017 Related Notes	390,000	390,000
2018 Related Notes	400,000	400,000
Total notes payable - related party	$1,165,526	$1,171,777
Unamortized debt issuance costs	(69,154)	(79,033)
Less current portion	(35,552)	(46,807)
Long-term portion of notes payable-related party	$1,060,820	$1,045,937

Future minimum principal payments of these notes payable as described in this Note 9 are as follows:

For the Twelve Months Ending
March 31,	Amount
2020	$35,552
2021	1,165,000
TOTAL	$1,200,552

As of March 31, 2019 and December 31, 2018, accrued interest for these notes payable – related parties amounted to $163,423 and $122,956, respectively, and was reflected within other long-term liabilities on the consolidated balance sheets.

For the three months ended March 31, 2019, and 2018, interest expense in connection with notes payable – related parties was $56,426 and $47,592, respectively.

10.	Deferred Compensation

Pursuant to the Company’s employment agreements with the founders, the founders have earned incentive compensation totaling $154,089 and $165,166 payable in cash, as of March 31, 2019 and December 31, 2018, respectively, which payment obligation has been deferred by the Company until it reasonably believes it has sufficient cash to make the payment. Following the retirement of founder A. Michael Chretien on December 8, 2017, the Company expects to make bi-weekly payments of $1,846 until the deferred compensation has been paid, which will comprise 61 full payments and one partial payment of $1,569. For the three months ended March 31, 2019 and 2018, the Company paid $11,077, which is reflected as a reduction in the deferred compensation liability.

11.	Commitments and Contingencies

Employment Agreements

The Company has entered into employment agreements with three of its key executives. Under their respective agreements, the executives serve at will and are bound by typical confidentiality, non-solicitation and non-competition provisions. Deferred compensation for the founders of the Company, as disclosed in Note 10 above, is still outstanding as of March 31, 2019.

Operating Leases

On January 1, 2010, the Company entered into an operating lease with a third party for 6,000 rentable square feet of office space in Columbus, Ohio. The lease commenced on January 1, 2010 and, pursuant to a lease extension dated August 9, 2016, the lease expires on December 31, 2021.

Future minimum lease payments under this operating lease are as follows:

For the Twelve Months Ending March 31,	Amount
2020	$53,316
2021	54,630
2022	41,742
$149,688

Lease costs charged to operations for the three months ended March 31, 2019 and 2018 amounted to $12,814. Additional information pertaining to the Company’s lease are as follows:

For the Three Months Ending March 31, 2019:
Operating cash flows from operating leases	$10,761
Weighted average remaining lease term – operating leases	2.8 years
Weighted average discount rate – operating leases	8.0%

12.	Stockholders’ Equity

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

Issuance of Restricted Common Stock to Directors

On January 7, 2019 and January 5, 2018, the Company issued 522,729 and 302,629 shares, respectively, of restricted common stock to directors of the Company as part of an annual compensation plan for directors. The grant of shares was not subject to vesting. For the three months ended March 31, 2019 and 2018, stock compensation of $57,500 was recorded on the issuance of the common stock.

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

Between November 17 and November 30, 2017, the Company issued convertible promissory notes in an aggregate amount of $2,150,000 with certain accredited investors. The Company retained Taglich Brothers, Inc. as the exclusive placement agent for the November 2017 Convertible Note Offering. In compensation, the Company paid the placement agent a cash payment of 8% of the gross proceeds of the offering, along with warrants to purchase shares, and the reimbursement for the placement agent’s reasonable out of pocket expenses, FINRA filing fees and related legal fees. On November 17, 2017, the Company paid the placement agent cash in the amount of $172,000 and issued the placement agent 354,000 warrants to purchase shares at an exercise price at $0.25 per share, which are exercisable for a period of five years, contain customary cashless exercise and anti-dilution protection and were entitled to piggyback registration rights with respect to the Registration Statement of the Company made effective in February 2018. On November 30, 2017, the Company issued the placement agent 506,000 warrants to purchase shares at an exercise price at $0.25 per share, which will be exercisable for a period of five years, contain customary cashless exercise and anti-dilution protection and are entitled to registration rights. Debt issuance costs of $126,603 was recorded for the issuance of the November 17 and November 30, 2017 warrants, utilizing the Black-Scholes valuation model to value the warrants issued. The fair value of warrants issued was determined to be $0.17 and $0.13 for the November 17 and November 30 warrants, respectively. For the three months ended March 31, 2019 and 2018, interest expense of $22,089 and $36,670, respectively, was recorded as amortization of the debt issuance costs.

Between September 20 and September 26, 2018, the Company issued convertible promissory notes in an aggregate amount of $1,300,000 with certain accredited investors and related parties. The Company retained Taglich Brothers, Inc. as the exclusive placement agent for the September 2018 Convertible Note Offering. In compensation, the Company paid the placement agent a cash payment of 8% of the gross proceeds of the offering, along with warrants to purchase shares, and reimbursement for the placement agent’s reasonable out of pocket expenses, FINRA filing fees and related legal fees. On September 20, 2018, the Company paid the placement agent cash in the amount of $40,000 and issued the placement agent 307,692 warrants to purchase shares at an exercise price at $0.13 per share, which are exercisable for a period of five years, contain customary cashless exercise and anti-dilution protection and are entitled to limited piggyback registration rights. On September 26, 2018, the Company paid the placement agent cash in the amount of $64,000 and issued the placement agent 492,308 warrants to purchase shares at an exercise price at $0.18 per share, which will be exercisable for a period of five years, contain customary cashless exercise and anti-dilution protection and are entitled to limited piggyback registration rights. Debt issuance costs of $64,348 was recorded for the issuance of the September 20 and September 26, 2018 warrants, utilizing the Black-Scholes valuation model to value the warrants issued. The fair value of warrants issued was determined to be $0.10 and $0.07 for the September 20 and September 26 warrants, respectively. For the three months ended March 31, 2019, interest expense of 21,688 was recorded as amortization of the debt issuance costs.

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

Shares Issued and Outstanding and Shares Reserved for Exercise of Warrants, Convertible Notes, and the 2015 Plan

The Company has 18,524,878 shares issued and outstanding, 6,726,625 shares reserved for issuance upon the exercise of outstanding warrants, 26,244,672 shares reserved for issuance upon the conversion of convertible debt, and 3,366,506 shares reserved for issuance under the Intellinetics Inc. 2015 Equity Incentive Plan (the “2015 Plan”), as of March 31, 2019.

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

On January 30, 2019, the Company entered into a Non-qualified Stock Option Agreement with an individual consultant to the Company, in accordance with the 2015 Plan. The agreement granted options to purchase 12,500 shares prior to the expiration date of December 31, 2025 at an exercise price of $0.90. The options granted were 100% vested as of the grant date of January 30, 2019.

On March 11, 2019, the Company canceled previously granted stock options to employees in the amounts of 150,000 shares at an exercise price of $0.90 per share, and 160,000 shares at an exercise price of $0.96 per share, and 100,000 shares at an exercise price of $0.76 per share, and 750,000 shares at an exercise price of $0.30 per share, and 500,000 shares at an exercise price of $0.38 per share. On March 11, 2019, the Company replaced those canceled stock options totaling 1,660,000 with identical options at an exercise price of $0.13 per share in accordance with the 2015 Plan. The incremental fair value of $24,898 for these stock options will be recognized by the Company over the applicable vesting period through December 2020.

On March 11, 2019, the Company granted employees stock options to purchase 505,000 shares at an exercise price of $0.13 per share in accordance with the 2015 Plan, with vesting continuing until 2023. The total fair value of $44,591 for these stock options will be recognized by the Company over the applicable vesting period.

The weighted average estimated values of director and employee stock option grants, as well as the weighted average assumptions that were used in calculating such values during the three months ended March 31, 2019 and 2018, were based on estimates at the date of grant as follows:

	April 30,	January 1,	February 10,
	2015 Grant	2016 Grant	2016 Grant
Risk-free interest rate	1.43%	1.76%	1.15%
Weighted average expected term	5 years	5 years	5 years
Expected volatility	143.10%	134.18%	132.97%
Expected dividend yield	0.00%	0.00%	0.00%

	December 6,	March 15,	September 25,
	2016 Grant	2017 Grant	2017 Grant
Risk-free interest rate	1.84%	2.14%	1.85%
Weighted average expected term	5 years	5 years	5 years
Expected volatility	123.82%	121.19%	130.79%
Expected dividend yield	0.00%	0.00%	0.00%

	January 30,	March 11,
	2019 Grant	2019 Grant
Risk-free interest rate	2.54%	2.44%
Weighted average expected term	5 years	5 years
Expected volatility	115.80%	116.46%
Expected dividend yield	0.00%	0.00%

A summary of stock option activity during the three months ended March 31, 2019 under our stock option agreements is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2019	2,238,000	$0.55	8 years	79,200
Granted	2,177,500	0.13
Forfeited and expired	(1,672,500)	0.86

Outstanding at March 31, 2019	2,743,000	$0.26	9 years	$79,200

Exercisable at March 31, 2019	1,835,500	$0.33	9 years	$79,200

The weighted-average grant date fair value of options granted during the three months ended March 31, 2019 was $0.09. There were no grants during the three months ended March 31, 2018.

As of March 31, 2019, and December 31, 2018, there was $179,951 and $185,754, respectively, of total unrecognized compensation costs related to stock options granted under our stock option agreements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of one year. The total fair value of stock options that vested during the three months ended March 31, 2019 and 2018 was $77,660 and $112,662, respectively.

14.	Concentrations

Revenues from the Company’s services to a limited number of customers have accounted for a substantial percentage of the Company’s total revenues. For the three months ended March 31, 2019, the Company’s two largest customers, Tiburon, Inc. a reseller, and Laser Systems, Inc. a reseller, accounted for 11% and 8%, respectively, of the Company’s revenue for that period. For the three months ended March 31, 2018, the Company’s two largest customers, Tiburon, Inc., and Sycle.net, a reseller, accounted for 12% and 10%, respectively, of the Company’s revenue for that period.

For the three months ended March 31, 2019 and 2018, government contracts represented approximately 33% and 35% of the Company’s net revenues, respectively. A significant portion of the Company’s sales to resellers represent ultimate sales to government agencies.

As of March 31, 2019, accounts receivable concentrations from the Company’s two largest customers were 15% and 13% of gross accounts receivable, respectively. As of December 31, 2018, accounts receivable concentrations from the Company’s four largest customers were 22%, 16%, 14% and 14% of gross accounts receivable, respectively. Accounts receivable balances from the Company’s two largest customers at March 31, 2019 have since been partially collected.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial conditions and results of operations of the Company for the three months ended March 31, 2019 and 2018, should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Form 10-Q. References in this item to the “Company,” “us,” “we,” “our,” and similar terms refer to Intellinetics, a Nevada corporation, and its sole operating subsidiary, Intellinetics Ohio, an Ohio corporation, unless we state otherwise or the context indicates otherwise.

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

We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risk factors that are included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, filed on April 1, 2019. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition accrued expenses, financing operations, contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carry value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this report for the three months ended March 31, 2019.

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

Customers obtain use of the Company’s software by either purchasing it for installation onto their equipment, referred to as a “premise” model, or by accessing the platform via the Internet, referred to as a “cloud-based,” “software as a service,” or “SaaS” model. The Company anticipates that the provision of SaaS-based customer activation, will increase over time and become the priority in the market and the most significant strategic part of its revenue growth opportunity. Our SaaS products are hosted with Amazon Web Services, Expedient and Skynet Managed Technology Services, offering our customers reliable hosting services with best practices in data security. Our revenues from cloud-based delivery of our software, including hosting services, as a percentage of total revenue for the period ended March 31, 2019 and 2018, were 39% and 33% respectively.

We operate a predominantly U.S. business with sales that are diversified by customer. We hold or compete for leading positions regionally in select markets and attribute this leadership to several factors including the strength of our brand name and reputation, our comprehensive offering of innovative solutions, and the quality of our service support. Net sales growth in sales of software as a service and software maintenance services during 2018 and year-over-year for the first three months of 2019 reflects market demand for these solutions over traditional sales of on-premise software. We expect to continue to benefit from our select niche leader positions, diversified customer base, innovative product offering, installed base, and the impact of our sales and marketing programs. Examples of these programs include identifying and investing in growth and market penetration opportunities, more effectively pricing our products and services, increasing our sales force effectiveness through improved guidance, and continuing to optimize our lead generation and lead nurturing processes.

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

Due to all these factors and the other risks discussed in Part I, Item IA of our Annual Report on Form 10-K for the year ended December 31, 2018, our results of operations should not be relied upon as an indication of our future performance. Comparisons of our operating results with prior periods is not necessarily meaningful or indicative of future performance.

Executive Overview of Results

Below are our key financial results for the period ended March 31, 2019 (consolidated unless otherwise noted):

●	Revenues of $515,385 and revenue contraction of 2% year over year.

●	Cost of revenues was $142,465.

●	Operating expenses (excluding cost of revenues) were $809,626.

●	Loss from operations was $436,706.

●	Net loss was $669,853 with diluted net loss per share of $0.04.

●	Operating cash flow was $(288,423).

●	Capital expenditures were $0.

●	Number of employees was 17 as of March 31, 2019.

Results of Operations

Revenues

We reported total revenues of $515,385 and $525,374 for the three months ended March 31, 2019 and 2018, respectively, representing a decrease of $9,989 or 2%. The net decrease in total revenues year-over-year is primarily attributable to the migration away from one-time premise software and professional services (generally recognizable upon delivery) to cloud-based software as a service (generally recognizable over time), as further described below.

Sale of software

Revenues from the sale of software principally consist of sales of additional or upgraded software licenses and applications to existing customers and sales of software to our resellers. These software revenues were $1,750 and $40,994, for the three months ended March 31, 2019 and 2018, respectively, representing a decrease of $39,244, or 96%. The decrease year-over-year in sales was due to a market shift toward SaaS, as well as intentional focus on selling Software as a Service and timing of projects.

Sale of software as a service

For customers who wish to avoid the upfront costs and ongoing internal maintenance of typical premises-based software installations, we provide access to our software solutions as a service, accessible through the internet. Our customers typically enter into our software as a service agreement for periods of one year or more. Under these agreements, we generally provide access to the applicable software, data storage and related customer assistance and support. Our software as a service revenues were $199,183 and $176,600, for the three months ended March 31, 2019 and 2018, respectively, representing an increase of $22,583 or 13%. The increase in revenue year-over-year was primarily the result of new customers choosing a cloud-based solution, as well as an incremental benefit from expanded data storage and hosting fees.

Sale of software maintenance services

Software maintenance services revenues consist of fees for post contract customer support services provided to license holders. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. A substantial portion of these revenues were generated from customers to whom we sold software in prior years who have continued to renew their maintenance agreements. The support and maintenance agreements typically have a term of 12 months. Our software maintenance support revenue was $252,636 and $243,568, for the three months ended March 31, 2019 and 2018, respectively, representing an increase of $9,068, or 4%. The increase in revenue year-over-year was the result of new growth, including expansion in existing accounts, and normal price increases exceeding attrition of existing maintenance agreement renewals.

Sales of professional services

Professional services revenues consist of revenues from consulting, discovery, training, and advisory services to assist customers with document management needs. These revenues include those arrangements where we do not sell software license as an element of the overall arrangement. Professional services revenues were $51,667 and $58,951, for the three months ended March 31, 2019 and 2018, respectively, representing a decrease of $7,284 or 12%. The decrease in revenue was due to both the shortfall in sales of software, which typically also comes with implementation professional services, and timing of consulting contracts for customers seeking additional customization, project management, and training.

Sale of third party services

Third party services consist of third party vendor software, hardware and/or services purchases as requested by our customers as needed in conjunction with our core software or services. By classifying these revenues under a separate revenue category, we reduce the extent to which fluctuations in this revenue category impact the other categories of revenues. Third party services revenues were $10,149 and $5,261, respectively, for the three months ended March 31, 2019 and 2018, respectively, representing an increase of $4,888 or 93%. The increase is primarily due to timing of projects with third party components.

Costs of Revenue

The cost of revenues during the three months ended March 31, 2019 and 2018 were $142,465 and $147,560, respectively, representing a decrease of $5,095, or 3%. The decrease in cost of revenue year-over-year is primarily the result of lower revenue, particularly in sales of software, partially offset by mix.

Gross Margins

Overall gross margin for the three months ended March 31, 2019 and 2018 were 72%. The gross margin percentage year-over-year was maintained despite the revenue mix shift, due to increases in software as a service margin offsetting decreases in margin within software and professional services.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $538,961 during the three months ended March 31, 2019, as compared with $543,437 during the three months ended March 31, 2018, representing a decrease of $4,476 or 1%. The decrease in operating expenses year-over-year was principally related to a net $52,500 training credit and reduced professional fees in 2018, not in 2019, more than offset by payroll and various other small cost reductions.

Sales and Marketing Expenses

Sales and marketing expenses increased to $268,757 during the three months ended March 31, 2019, as compared with $261,709 during the three months ended March 31, 2018, representing an increase of $7,048 or 3%. The increase year-over-year was due to timing.

Depreciation

Depreciation was $1,908 during the three months ended March 31, 2019, as compared with $2,194 for the three months ended March 31, 2018, representing a decrease of $286 or approximately 13%. The decrease year-over-year reflects the impact of fully depreciated assets no longer depreciating.

Interest Expense, Net

Interest expense, net, was $233,147 during the three months ended March 31, 2019, as compared with $208,984 during the three months ended March 31, 2018, representing an increase of $24,163 or 12%. The increase year-over-year resulted primarily from increased interest expense and amortization of debt issuance costs associated with our notes payable issued in September 2018.

Liquidity and Capital Resources

We have financed our operations primarily through a combination of cash on hand, cash generated from operations, borrowings from third parties and related parties, and proceeds from private sales of equity. As of March 31, 2019, we had $788,952 in cash, and net working capital deficit of $176,604.

The Company expects that, through the next 12 months, the capital requirements to cover the Company’s operating costs and fund growth will exceed the cash flows that it generates from operations. Currently, our cash flows to meet our cash requirements are insufficient. Assuming over the next 12 months, we do not increase our cash flow generated from operations or obtain additional capital or debt financing, we will not have sufficient funds for planned operations and service for existing current debt obligations. Given these conditions, the Company’s ability to continue as a going concern is contingent upon successfully managing its cash requirements.

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

Equity Capital Resources

As of May 13, 2019, the Company has 18,524,878 shares of common stock issued and outstanding; and 36,589,383 shares reserved for issuance upon the exercise of outstanding warrants, convertible notes, outstanding stock options, and shares reserved for the 2015 Plan.

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

Debt Capital Resources

We have raised convertible debt in 2018 in order to finance our operations. In September of 2018, we raised $1,300,000 in convertible notes which bear interest at 8% and mature on December 31, 2020.

Summary of Outstanding Indebtedness at March 31, 2019

The Company’s outstanding indebtedness at March 31, 2019 is as follows:

●	Promissory note held by Ramon Shealy, dated December 31, 2014, with an original principal balance of $193,453, current principal balance of $35,552, and accrued interest of $0.

●	Convertible notes held by accredited investors, dated December 30, 2016 and January 5 and January 30, 2017, with an aggregate original principal balance of $1,250,000, current principal balance of $1,250,000, and accrued interest of $292,964.

●	Convertible notes held by accredited investors, dated November 17 and November 30, 2017, with an aggregate original principal balance of $2,150,000, current principal balance of $2,150,000, and accrued interest of $316,982.

●	Convertible notes held by accredited investors, dated September 20 and September 26, 2018, with an aggregate original principal balance of $1,300,000, current principal balance of $1,300,000, and accrued interest of $60,778.

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

Net cash used in operating activities for the three months ended March 31, 2019 and 2018, was $288,423 and $405,756, respectively. During the three months ended March 31, 2019, the net cash used in operating activities was primarily attributable to the net loss adjusted for non-cash expenses of $222,164, an increase in operating assets of $117,818 and an increase in operating liabilities of $277,084. During the three months ended March 31, 2018, the net cash used in operating activities was primarily attributable to the net loss adjusted for non-cash expenses of $242,358, a decrease in operating assets of $71,260 and a decrease in operating liabilities of $80,864.

Cash Provided/Used by Investing Activities.

There was no net cash used in investing activities for the three months ended March 31, 2019 and 2018.

Capital Expenditures

There were no material commitments for capital expenditures at March 31, 2019.

Cash Provided/Used by Financing Activities.

Net cash used by financing activities for the three months ended March 31, 2019 amounted to $11,255. The net cash used by financing activities resulted from notes payable repayments to related parties.

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

With the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that we are required to apply our judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

(b) Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. Other than the remediation described above, there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Our business and operating results are subject to many risks, uncertainties and other factors. If any of these risks were to occur, our business, affairs, assets, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. These risks, uncertainties and other factors include the information discussed elsewhere in this report as well as the risk factors set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which have not materially changed as of the date of this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 7, 2019, the Company issued 522,729 shares of restricted common stock to directors of the Company as part of an annual compensation plan for directors. On January 7, 2019, the Company issued 272,728 shares of restricted common stock to an employee of the Company as part of an annual compensation plan for that employee. The grant of shares was not subject to vesting, and was made in reliance on the exemption from registration available in Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”) for transactions by an issuer not involving any public offering.

On March 11, 2019, the Company granted 505,000 aggregate incentive stock options to purchase common stock at $0.13 per share to certain employees in accordance with the 2015 Plan, subject to vesting requirements continuing until 2023. The grant of incentive stock options was made in reliance on the exemption from registration available in Section 4(a)(2) of the Securities Act for transactions by an issuer not involving any public offering.

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

INTELLINETICS, INC.

Dated:	May 15, 2019

By:	/s/ James F. DeSocio
James F. DeSocio
President and Chief Executive Officer

Dated:	May 15, 2019

By:	/s/ Joseph D. Spain
Joseph D. Spain
Chief Financial Officer

