Form 10-Q
period 2019-06-30
INTELLINETICS, INC.
filed 2019-08-14
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

As of August 13, 2019 there were 18,524,878 shares of the issuer’s common stock outstanding.

INTELLINETICS, INC.

Form 10-Q

June 30, 2019

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

Part I Financial Information

Item 1. Financial Statements

INTELLINETICS, INC. and SUBSIDIARY

Condensed Consolidated Balance Sheets

	(Unaudited) June 30, 2019	December 31, 2018

ASSETS

Current assets:
Cash	$412,224	$1,088,630
Accounts receivable, net	173,898	135,739
Prepaid expenses and other current assets	143,571	162,495

Total current assets	729,693	1,386,864

Property and equipment, net	10,613	9,131
Right of use asset, net	117,894	-
Other assets	10,284	10,284

Total assets	$868,484	$1,406,279

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$292,073	$308,121
Lease liability - current	21,523	-
Deferred revenues	587,970	723,619
Deferred compensation	141,166	165,166
Notes payable - related party - current	24,014	46,807
Total current liabilities	1,066,746	1,243,713

Long-term liabilities:
Notes payable	3,242,445	3,144,926
Notes payable - related party - net of current portion	1,075,703	1,045,937
Lease liability - net of current portion	100,715	-
Other long-term liabilities	844,862	502,295

Total long-term liabilities	5,263,725	4,693,158

Total liabilities	6,330,471	5,936,871

Stockholders’ deficit:
Common stock, $0.001 par value, 75,000,000 shares authorized; 18,524,878 and 17,729,421 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	31,528	30,733
Additional paid-in capital	14,312,785	14,101,460
Accumulated deficit	(19,806,300)	(18,662,785)
Total stockholders’ deficit	(5,461,987)	(4,530,592)
Total liabilities and stockholders’ deficit	$868,484	$1,406,279

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Revenues:
Sale of software	$7,102	$34,158	$8,852	$75,152
Software as a service	229,982	177,583	429,165	354,183
Software maintenance services	252,713	245,299	505,349	488,867
Professional services	142,738	52,605	194,405	111,556
Third party services	8,073	40,033	18,222	45,294

Total revenues	640,608	549,678	1,155,993	1,075,052

Cost of revenues:
Sale of software	1,164	12,672	3,010	30,533
Software as a service	60,579	68,594	128,268	145,687
Software maintenance services	20,541	25,064	49,919	50,601
Professional services	39,814	19,317	73,320	36,143
Third party services	8,006	33,954	18,052	44,199

Total cost of revenues	130,104	159,601	272,569	307,163

Gross profit	510,504	390,077	883,424	767,889

Operating expenses:
General and administrative	521,057	593,400	1,060,018	1,136,835
Sales and marketing	221,663	244,391	490,420	506,100
Depreciation	2,099	2,384	4,007	4,578

Total operating expenses	744,819	840,175	1,554,445	1,647,513

Loss from operations	(234,315)	(450,098)	(671,021)	(879,624)

Other income (expense)
Interest expense, net	(239,347)	(219,353)	(472,494)	(428,336)

Total other income (expense)	(239,347)	(219,353)	(472,494)	(428,336)

Net loss	$(473,662)	$(669,451)	$(1,143,515)	$(1,307,960)

Basic and diluted net loss per share:	$(0.03)	$(0.04)	$(0.06)	$(0.07)

Weighted average number of common shares outstanding - basic and diluted	18,524,878	17,729,421	18,502,782	17,724,377

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Deficit

For the Six Months Ended June 30, 2019 and 2018

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2017	17,426,792	$30,431	$13,648,519	$(16,322,505)	$(2,643,555)

Stock issued to directors	302,629	302	57,198	-	$57,500

Stock option compensation	-	-	124,310	-	$124,310

Net loss	-	-	-	(1,307,960)	$(1,307,960)

Balance, June 30, 2018	17,729,421	$30,733	$13,830,027	$(17,630,465)	$(3,769,705)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2018	17,729,421	$30,733	$14,101,460	$(18,662,785)	$(4,530,592)

Stock issued to directors	522,729	523	56,977	-	$57,500

Stock issued to employee	272,728	272	29,728	-	$30,000

Stock option compensation	-	-	124,620	-	$124,620

Net loss	-	-	-	(1,143,515)	$(1,143,515)

Balance, June 30, 2019	18,524,878	$31,528	$14,312,785	$(19,806,300)	$(5,461,987)

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(1,143,515)	$(1,307,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,007	4,578
Bad debt expense	4,121	(3,834)
Amortization of deferred financing costs	91,925	124,431
Amortization of beneficial conversion option	35,360	128,477
Amortization of right of use asset	20,655	-
Stock issued for services	87,500	57,500
Stock options compensation	124,620	124,310
Changes in operating assets and liabilities:
Accounts receivable	(42,280)	100,247
Prepaid expenses and other current assets	18,924	(61,445)
Right of use asset	(138,549)	-
Accounts payable and accrued expenses	(16,048)	(10,068)
Lease liability, current and long-term	122,238	-
Deferred compensation	(24,000)	(24,000)
Other long-term liabilities	342,567	150,311
Deferred revenues	(135,649)	(100,139)
Total adjustments	495,391	490,368
Net cash used in operating activities	(648,124)	(817,592)

Cash flows from investing activities:
Purchases of property and equipment	(5,489)	(3,410)
Net cash used in investing activities	(5,489)	(3,410)

Cash flows from financing activities:
Repayment of notes payable - related parties	(22,793)	(23,947)
Net cash used in/provided by financing activities	(22,793)	(23,947)

Net decrease in cash	(676,406)	(844,949)
Cash - beginning of period	1,088,630	1,125,921
Cash - end of period	$412,224	$280,972

Supplemental disclosure of cash flow information:
Cash paid during the period for interest and taxes	$4,405	$28,973

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8.03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation of the consolidated financial position of the Company as of June 30, 2019 and the consolidated results of its operations and cash flows for the six months ended June 30, 2019 and 2018, have been included. The Company has evaluated subsequent events through the issuance of this Form 10-Q. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any other interim or future period. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2018 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 1, 2019.

3.	Liquidity and Management’s Plans

Through June 30, 2019, the Company had incurred an accumulated deficit since its inception of $19,806,300. At June 30, 2019, the Company had a cash balance of $412,224.

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

The Company expects that through the next 12 months, the capital requirements to fund the Company’s growth, service existing debt obligations, and to cover the operating costs as a public company will exceed the cash flows that it intends to generate from its operations. During 2018 and 2019, the Company has used, and been dependent upon, the proceeds from the issuance of convertible notes to sustain operations and execute its business plan. There is no assurance that the Company has, or in the future will be able to obtain, sufficient funds to continue to fund the Company’s operations. Given these conditions, the Company’s ability to continue as a going concern is contingent upon either sufficiently enhancing its operating cash flow, through increasing its revenues and successfully managing its cash requirements, or raising financing through the issuance of additional debt or equity, or some combination of both. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrants into established markets, the competitive environment in which the Company operates and its cash requirements. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Since inception, the Company’s operations have primarily been funded through a combination of gross profits, state business development loans, bank loans, convertible loans, and the sale of securities. Although management believes that the Company may have access to additional capital resources, there are currently no commitments or arrangements in effect that would provide for new financing and there is no assurance that the Company will be able to obtain sufficient additional funds on commercially acceptable terms, if at all.

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

5.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses. Actual results could differ from estimated amounts.

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

The number of customers that comprise the Company’s customer base, along with the different industries, governmental entities and geographic regions, in which the Company’s customers operate, limits concentrations of credit risk with respect to accounts receivable. The Company does not generally require collateral or other security to support customer receivables; however, the Company may require its customers to provide retainers, up-front deposits or irrevocable letters-of-credit when considered necessary to mitigate credit risks. The Company has established an allowance for doubtful accounts based upon facts surrounding the credit risk of specific customers and past collections history. Credit losses have been within management’s expectations. At June 30, 2019 and December 31, 2018, the Company’s allowance for doubtful accounts was $11,547 and $7,427, respectively.

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

Share-Based Compensation

The Company accounts for stock-based payments to employees in accordance with ASC 718, “Compensation - Stock Compensation.” Stock-based payments to employees include grants of stock that are recognized in the consolidated statement of operations based on their fair values at the date of grant.

The Company accounts for stock-based payments to non-employees in accordance with ASC 718, “Compensation - Stock Compensation,” which requires that such equity instruments are recorded at their fair value on the grant date.

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

For the three and six months ended June 30, 2019, the Company recorded share-based compensation to employees of $68,497 and $154,621, respectively, and to non-employees of $0 and $57,500. For the three and six months ended June 30, 2018, the Company recorded share-based compensation to employees of $66,223 and $124,310, respectively, and to non-employees of $0 and $57,500, respectively.

Software Development Costs

Software development costs for software to be sold or otherwise marketed incurred prior to the establishment of technological feasibility are expensed as incurred. The Company defines establishment of technological feasibility as the completion of a working model. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the product are capitalized, if material. To date, all software development costs for software to be sold or otherwise marketed have been expensed as incurred. In accordance with ASC 350-40, “Internal-Use Software,” the Company capitalizes purchase and implementation costs of internal use software. No such costs were capitalized during the periods presented in this report.

Research and Development

We design, develop, test, market, license, and support new software products and enhancements of current products. We continuously monitor our software products and enhancements to remain compatible with standard platforms and file formats. For the three and six months ending June 30, 2019 and 2018, our research and development costs were $131,138 and $247,226, respectively, and $100,631 and $207,086, respectively.

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

The following table present changes in our contract assets and liabilities during the six months ended June 30, 2019 and 2018:

	Balance at Beginning of Period	Revenue Recognized in Advance of Billings	Billings	Balance at End of Period
Six months ended June 30, 2019
Contract assets: Unbilled receivables	$65,118	$98,154	$(117,965)	$45,307

Six months ended June 30, 2018
Contract assets: Unbilled receivables	$89,847	$147,126	$(168,436)	$68,537

	Balance at Beginning of Period	Billings	Recognized Revenue	Balance at End of Period
Six months ended June 30, 2019
Contract liabilities: Deferred revenue	$723,619	$1,355,267	$(1,490,916)	$587,970

Six months ended June 30, 2018
Contract liabilities: Deferred revenue	$708,130	$1,294,906	$(1,395,045)	$607,991

h) Remaining performance obligations

Remaining performance obligations represent the transaction price from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 87% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. As of June 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations for software as a service and software maintenance contracts with a duration greater than one year was $93,524. This does not include revenue related to performance obligations that are part of a contract whose original expected duration is one year or less.

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

Advertising

The Company expenses the cost of advertising as incurred. Advertising expense for the three and six months ended June 30, 2019 and 2018 amounted to $1,028 and $2,056, and $10,425 and $13,926, respectively.

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

Deferred income taxes are recognized for the tax consequences in future years of temporary differences between the financial reporting and tax bases of assets and liabilities as of each period-end based on enacted tax laws and statutory rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A 100% valuation allowance has been established on deferred tax assets at June 30, 2019 and December 31, 2018, due to the uncertainty of our ability to realize future taxable income.

The Company accounts for uncertainty in income taxes in its financial statements as required under ASC 740, “Income Taxes.” The standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition accounting. Management determined there were no material uncertain positions taken by the Company in its tax returns.

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

The table below reflects all notes payable at June 30, 2019 and December 31, 2018, respectively.

		June 30, 2019	December 31, 2018
		Fair Value	Fair Value
2016 Unrelated Notes	(a)	$1,034,841	$1,000,261
2017 Unrelated Notes	(a)	2,279,653	2,275,686
2018 Unrelated Notes	(b)	1,165,732	900,000
Total		$4,480,225	$4,175,947

		June 30, 2019	December 31, 2018
		Fair Value	Fair Value
The $250,000 Shealy Note	(c)	$24,014	$46,807
2016 Related Notes	(a)	446,835	433,117
2017 Related Notes	(a)	505,150	504,271
2018 Related Notes	(b)	518,103	400,000
Total		$1,470,088	$1,384,195

(a)	The fair value was based upon Level 2 inputs. See Note 8 for additional information about the Company’s 2016 and 2017 Unrelated Notes. See Note 9 for additional information about the Company’s 2016 and 2017 Related Notes.
(b)	The fair value was based upon Level 2 inputs as of June 30, 2019. The 2018 Unrelated and Related Notes were closed in September 2018 between market participants, therefore, given proximity of the transactions to year-end, fair value approximated carrying value at December 31, 2018. See Note 8 for additional information about the Company’s 2018 Unrelated Notes. See Note 9 for additional information about the Company’s 2018 Related Notes.
(c)	The fair value was based upon Level 2 inputs. Short term maturity and interest rate approximates rate that the Company realized with issuance of new debt in September 2018; therefore, carrying value approximates fair value. See Note 9 for additional information about the Company’s $250,000 Shealy Note.

7.	Property and Equipment

Property and equipment are comprised of the following:

	June 30, 2019	December 31, 2018
Computer hardware and purchased software	$259,959	$254,470
Leasehold improvements	221,666	221,666
Furniture and fixtures	82,056	82,056
	563,681	558,192
Less: accumulated depreciation and amortization	(553,068)	(549,061)
Property and equipment, net	$10,613	$9,131

Total depreciation and amortization expense on the Company’s property and equipment for the three and six months ended June 30, 2019 and 2018 amounted to $2,099 and $4,007, respectively, and $2,384 and $4,578, respectively.

8.	Notes Payable

The Company has evaluated the terms of its convertible notes payable in accordance with ASC 815 – 40, “Derivatives and Hedging - Contracts in Entity’s Own Stock” and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion feature did not meet the definition of a derivative and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared with the market price on the date of each note. If the conversion price was deemed to be less than the market value of the underlying common stock at the inception of the note, then the Company recognized a beneficial conversion feature resulting in a discount on the note payable, upon satisfaction of the contingency. The beneficial conversion features are amortized to interest expense over the life of the respective notes, starting from the date of recognition.

The Company issued convertible promissory notes on December 30, 2016 in an aggregate amount of $315,000, and on January 6, 2017 and January 31, 2017 in an aggregate amount of $560,000 (collectively, the “2016 Unrelated Notes”), to unrelated accredited investors (the “2016 Note Investors”). Placement agent and escrow agent fees of $100,255 in the aggregate for those issuances, were paid out of the cash proceeds of those issuances. The 2016 Unrelated Notes bore interest at an annual rate of interest of 12% until maturity, with partial interest of 6% payable quarterly, and an original maturity date of December 31, 2018. The 2016 Note Investors had the right, in their sole discretion, to convert the 2016 Unrelated Notes into shares of Company common stock at a conversion rate of $0.65 per share. On September 17, 2018, the 2016 Unrelated Notes were amended to mature on December 31, 2020, and bear interest at an annual rate of interest of 10% until maturity, with partial interest of 5% payable quarterly. With the amendment, the 2016 Note Investors have the right, in their sole discretion, to convert the 2016 Unrelated Notes into shares of Company common stock at a conversion rate of $0.40 per share. The amendment was accounted for as a troubled debt restructuring with the future undiscounted cash flows being greater than the carrying value of the debt prior to extension. No gain was recorded on the amendment, and a new effective interest rate on the 2016 Unrelated Notes was established based on the carrying value of the debt and the revised future cash flows. If the 2016 Unrelated Notes have not been fully repaid by the Company by the maturity date or converted into shares at the election of the 2016 Note Investors prior to maturity, then they will accrue interest at the annual rate of 12% from the maturity date until the date the 2016 Unrelated Notes are repaid in full. Any interest not paid quarterly will also accrue interest at the annual rate of 7% instead of 5%. The Company used the proceeds of the 2016 Unrelated Notes for working capital, general corporate purposes, and debt repayment. The Company recognized an initial beneficial conversion feature in the amount of $369,677, plus a fair value adjustment of $56,661 under the troubled debt restructuring accounting. Interest expense recognized on the amortization of the beneficial conversion feature of the 2016 Unrelated Notes was $12,675 and $25,352, and $46,209 and $92,419 for the three and six months ended June 30, 2019 and 2018, respectively.

On November 17 and November 30, 2017, the Company issued convertible promissory notes in an aggregate amount of $1,760,000 (“2017 Unrelated Notes”) to unrelated accredited investors (the “2017 Note Investors”). Placement agent and escrow agent fees of $174,810 were paid out of the cash proceeds. The 2017 Unrelated Notes had an original maturity date of November 30, 2019. On September 14, 2018, the 2017 Unrelated Notes were amended to mature on December 31, 2020. The amendment was accounted for as a troubled debt restructuring with the future undiscounted cash flows being greater than the carrying value of the debt prior to extension. No gain was recorded on the amendment, and a new effective interest rate on the 2017 Unrelated Notes was established based on the carrying value of the debt and the revised future cash flows. The 2017 Unrelated Notes bear interest at an annual rate of interest of 8% until maturity, with interest of 8% payable quarterly beginning July 1, 2018. The 2017 Note Investors have the right, in their sole discretion, to convert the 2017 Unrelated Notes into shares of Company common stock under certain circumstances at a conversion rate of $0.20 per share. If the 2017 Unrelated Notes have not been fully repaid by the Company by the maturity date or converted into shares of Company common stock at the election of the 2017 Note Investors prior to maturity, then they will accrue interest at the annual rate of 12% from the maturity date until the date the 2017 Unrelated notes are repaid in full. The Company used the proceeds of the 2017 Unrelated Notes for working capital, general corporate purposes, and debt repayment.

On September 20 and September 26, 2018, the Company issued convertible promissory notes in an aggregate amount of $900,000 (“2018 Unrelated Notes”) to unrelated accredited investors (the “2018 Note Investors”). Placement agent and escrow agent fees of $106,740 were paid out of the cash proceeds. The 2018 Unrelated Notes mature on December 31, 2020, and bear interest at an annual rate of interest of 8% until maturity, with interest of 8% payable quarterly beginning January 2, 2019. The 2018 Note Investors have the right, in their sole discretion, to convert the 2018 Unrelated Notes into shares of Company common stock under certain circumstances at a conversion rate of $0.13 per share. If the 2018 Unrelated notes have not been fully repaid by the Company by the maturity date or converted into shares at the election of the 2018 Note Investors prior to maturity, then they will accrue interest at the annual rate of 12% from the maturity date until the date the 2018 Unrelated Notes are repaid in full. The Company is using the proceeds of the 2018 Unrelated Notes for working capital, general corporate purposes, and debt repayment.

The table below reflects all notes payable at June 30, 2019 and December 31, 2018, respectively, with the exception of related party notes disclosed in Note 9 - Notes Payable - Related Parties.

	June 30, 2019	December 31, 2018
2016 Unrelated Notes, net of beneficial conversion feature of $76,054 and $101,405, respectively	$798,946	$773,595
2017 Unrelated Notes	1,760,000	1,760,000
2018 Unrelated Notes	900,000	900,000
Total notes payable	$3,458,946	$3,433,595
Less unamortized debt issuance costs	(216,501)	(288,669)
Long-term portion of notes payable	$3,242,445	$3,144,926

Future minimum principal payments of these notes payable as described in this Note 8, with the exception of the related party notes in Note 9 - Notes Payable - Related Parties, are as follows:

For the Twelve Months
Ending June 30,	Amount
2021	$3,535,000
Total	$3,535,000

As of June 30, 2019 and December 31, 2018, accrued interest for these notes payable, with the exception of the related party notes in Note 9 - Notes Payable - Related Parties, was $639,487 and $379,339, respectively, and is reflected within other long-term liabilities on the consolidated balance sheets. As of June 30, 2019 and December 31, 2018, deferred financing costs were $216,502 and $288,669, respectively, and are reflected within long term liabilities on the consolidated balance sheets.

With respect to all notes outstanding (other than the notes to related parties), for the three and six months ended June 30, 2019, and 2018, interest expense, including the amortization of deferred financing costs, original issue discounts, deferred interest and related fees, interest expense related to warrants issued for the conversion of convertible notes, and the embedded conversion feature was $181,720 and $358,441, respectively, and $169,407 and $330,798, respectively.

9.	Notes Payable - Related Parties

On March 29, 2012, the Company issued an unsecured promissory note in the amount of $238,000, bearing interest at an annual rate of 10%, payable to Ramon Shealy, a then-director of the Company, who subsequently resigned from the Company’s board of directors (“Board of Directors”) on December 17, 2012, for personal reasons. All principal and interest was initially due and payable on September 27, 2012, but was later extended to November 24, 2012. On April 16, 2012, the Company issued another promissory note payable to Mr. Shealy in the amount of $12,000, bearing interest at a rate of 10%. All principal and interest was initially due on July 15, 2012, but was later extended to November 24, 2012. On November 24, 2012, the two notes were cancelled and replaced with a $250,000 promissory note, under the same terms, with an initial maturity date of January 1, 2014 (the “Shealy Note”). On December 24, 2013, the maturity date of the $250,000 Shealy Note was extended to January 1, 2015. On March 13, 2013, the Company paid $100,000 of the principal amount of the $250,000 Shealy Note. On December 31, 2014, the Company and Mr. Shealy agreed to extend the repayment terms of the Shealy Note for the remaining total principal and interest in the amount of $193,453 so that the outstanding balance of the Shealy Note became payable in 60 monthly installments beginning January 31, 2015, with a maturity date of January 1, 2020. As of June 30, 2019 and December 31, 2018, the Shealy Note had a principal balance of $24,014 and $46,807, respectively.

On December 30, 2016, the Company issued convertible promissory notes in an aggregate amount of $375,000 (the “2016 Related Notes”) to accredited investors (the “2016 Related Note Investors”), including Robert Taglich and Michael Taglich (each holding more than 5% beneficial interest in the Company’s shares) and Robert Schroeder (a director of the Company). The 2016 Related Notes bore interest at an annual rate of interest of 12% until maturity, with partial interest of 6% payable quarterly, and an initial maturity date of December 31, 2018. The 2016 Related Note Investors had a right, in their sole discretion, to convert the 2016 Related Notes into shares of Company common stock at a conversion rate of $0.65 per share. On September 17, 2018, the 2016 Related Notes were amended to mature on December 31, 2020, and to bear interest at an annual rate of interest of 10% until maturity, with partial interest of 5% payable quarterly. With the amendment, the 2016 Related Note Investors have the right, in their sole discretion, to convert the 2016 Related Notes into shares at a conversion rate of $0.40 per share. The amendment was accounted for as a troubled debt restructuring with the future undiscounted cash flows being greater than the carrying value of the debt prior to extension. No gain was recorded on the amendment, and a new effective interest rate on the 2016 Related Notes was established based on the carrying value of the debt and the revised future cash flows. If the 2016 Related Notes have not been fully repaid by the Company by the maturity date or converted into shares at the election of the 2016 Related Note Investors prior to the maturity date, then they will accrue interest at the annual rate of 12% from the maturity date until the date the 2016 Related Notes are repaid in full. Any interest not paid quarterly will also accrue interest at the annual rate of 7% instead of 5%. The Company used the proceeds of the 2016 Related Notes for working capital, general corporate purposes, and debt repayment. The Company recognized an initial beneficial conversion feature in the amount of $144,231, plus a fair value adjustment of $24,710 under the troubled debt restructuring accounting. Interest expense recognized on the amortization of the beneficial conversion feature of the 2016 Related Notes was $5,004 and $10,008, and $18,029 and $36,058, for the three and six months ended June 30, 2019 and 2018, respectively.

On September 21, 2017, the Company issued convertible promissory notes in an aggregate principal amount of $154,640 (the “2017 Bridge Notes”) to Robert Taglich and Michael Taglich (each holding more than a 5% beneficial interest in the Company’s shares). The 2017 Bridge Notes included an original issue discount of $4,640. Interest expense recognized on the amortization of the original discount was $889 for the twelve months ended December 31, 2017. The 2017 Bridge Notes bore interest at an annual rate of 8% beginning March 21, 2018 until maturity on September 21, 2018. The effective interest rate was 7% for the term of the 2017 Bridge Notes. Any interest not paid at maturity would accrue interest at the annual rate of 12% instead of 8%. The 2017 Bridge Note investors had the right, in their sole discretion, to convert the 2017 Bridge Notes into securities to be issued by the Company in a private placement of equity, equity equivalents, convertible debt or debt financing. In conjunction with the issue of the 2016 Bridge Notes, 150,000 warrants were issued to the 2017 Bridge Note investors. The warrants have an exercise price equal to $0.30 per share and contain a cashless exercise provision. All warrants are immediately exercisable and are exercisable for five years from issuance. The Company recognized debt issuance costs, recorded as a debt discount, on the issue of the warrants in the amount of $38,836. Interest expense recognized on the amortization of the debt discount was $38,836 for the twelve months ended December 31, 2017. On November 30, 2017, principal in the amount of $150,000 of the 2017 Bridge Notes was converted by the 2017 Bridge Note investors into the 2017 Related Notes, described below.

On November 17, 2017, the Company issued convertible promissory notes in an aggregate amount of $390,000 (the “2017 Related Notes”) to accredited investors, including Robert Taglich and Michael Taglich (each holding more than a 5% beneficial interest in the Company’s shares) and James DeSocio (President, Chief Executive Officer and Director), in exchange for the conversion of $150,000 principal amount under the 2017 Bridge Notes and the receipt of $240,000 cash. The 2017 Related Notes were initially scheduled to mature on November 30, 2019. On September 14, 2018, the 2017 Related Notes were amended to mature on December 31, 2020. The amendment was accounted for as a troubled debt restructuring with the future undiscounted cash flows being greater than the carrying value of the debt prior to extension. No gain was recorded, and a new effective interest rate was established based on the carrying value of the debt and the revised future cash flows. The 2017 Related Notes bear interest at an annual rate of 8% until maturity, with interest payable quarterly beginning July 1, 2018. The 2017 Related Note investors have the right, in their sole discretion, to convert the 2017 Related Notes into shares of Company common stock under certain circumstances at a conversion rate of $0.20 per share. If the 2017 Related Notes have not been either fully repaid by the Company or converted into shares by the maturity date, then the 2017 Related Notes will accrue interest at the annual rate of 12% from the maturity date until the date they are repaid in full. The Company used the proceeds of the 2017 Related Notes for working capital, general corporate purposes, and debt repayment.

On September 26, 2018, the Company issued convertible promissory notes in an aggregate amount of $400,000 (the “2018 Related Notes”) to accredited investors, including Robert Taglich and Michael Taglich (each holding more than a 5% beneficial interest in the Company’s shares). The 2018 Related Notes mature on December 31, 2020, and bear interest at an annual rate of 8% until maturity, with interest payable quarterly beginning January 2, 2019. The 2018 Related Note investors have the right, in their sole discretion, to convert the 2018 Related Notes into shares of Company common stock under certain circumstances at a conversion rate of $0.13 per share. If the 2018 Related Notes have not been either fully repaid by the Company or converted into shares by the maturity date, then the 2018 Related Notes will accrue interest at the annual rate of 12% from the maturity date until the date they are repaid in full. The Company is using the proceeds of the 2018 Related Notes for working capital, general corporate purposes, and debt repayment.

The table below reflects the notes payable to related parties at June 30, 2019 and December 31, 2018, respectively:

	June 30, 2019	December 31, 2018
The $250,000 Shealy Note	24,014	46,807
2016 Related Notes, net of beneficial conversion feature of $30,022 and $40,030, respectively	344,978	334,970
2017 Related Notes	390,000	390,000
2018 Related Notes	400,000	400,000
Total notes payable - related party	$1,158,992	$1,171,777
Unamortized debt issuance costs	(59,275)	(79,033)
Less current portion	(24,014)	(46,807)
Long-term portion of notes payable-related party	$1,075,703	$1,045,937

Future minimum principal payments of these notes payable as described in this Note 9 are as follows:

For the Twelve Months Ending
June 30,	Amount
2020	$24,014
2021	1,165,000
TOTAL	$1,189,014

As of June 30, 2019 and December 31, 2018, accrued interest for these notes payable – related parties amounted to $205,375 and $122,956, respectively, and is reflected within other long-term liabilities on the consolidated balance sheets.

For the three and six months ended June 30, 2019 and 2018, interest expense in connection with notes payable – related parties was $57,627 and $114,053, respectively, and $49,946 and $97,537, respectively.

10.	Deferred Compensation

Pursuant to the Company’s employment agreements with the founders, the founders have earned incentive compensation totaling $141,166 and $165,166 payable in cash, as of June 30, 2019 and December 31, 2018, respectively, which payment obligation has been deferred by the Company until it reasonably believes it has sufficient cash to make the payment. Following the retirement of founder A. Michael Chretien on December 8, 2017, the Company commenced making bi-weekly payments to A. Michael Chretien of $1,846 which will continue until the deferred compensation has been paid in full, which will comprise 61 full payments and one partial payment of $1,569. For the three and six months ended June 30, 2019 and 2018, the Company paid $12,923 and $24,000, respectively, and $11,077 and $24,000, respectively, which is reflected as a reduction in the deferred compensation liability.

11.	Commitments and Contingencies

Employment Agreements

The Company has entered into employment agreements with three of its key executives. Under their respective agreements, the executives serve at will and are bound by typical confidentiality, non-solicitation and non-competition provisions. Deferred compensation for the founders of the Company, as disclosed in Note 10 above, is still outstanding as of June 30, 2019.

Operating Leases

On January 1, 2010, the Company entered into an operating lease with a third party for 6,000 rentable square feet of office space in Columbus, Ohio. The lease commenced on January 1, 2010 and, pursuant to a lease extension dated August 9, 2016, the lease expires on December 31, 2021.

Future minimum lease payments under this operating lease are as follows:

For the Twelve Months Ending June 30,	Amount
2020	$53,640
2021	54,972
2022	27,828
$136,440

Lease costs charged to operations for the three and six months ended June 30, 2019 and 2018 amounted to $12,814 and $25,628, respectively. Additional information pertaining to the Company’s lease are as follows:

For the Six Months Ending June 30, 2019:
Operating cash flows from operating leases	$20,420
Weighted average remaining lease term – operating leases	2.5 years
Weighted average discount rate – operating leases	8.0%

12.	Stockholders’ Equity

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

Issuance of Restricted Common Stock to Directors

On January 7, 2019 and January 5, 2018, the Company issued 522,729 and 302,629 shares, respectively, of restricted common stock to directors of the Company as part of an annual compensation plan for directors. The grant of shares was fully vested upon issuance. For the three and six months ended June 30, 2019 and 2018, stock compensation of $0 and $57,500 was recorded on the issuance of the common stock.

Issuance of Restricted Common Stock to Employee

On January 7, 2019, the Company issued 272,728 shares of restricted common stock to an employee of the Company. Stock compensation expense of $30,000 was recorded upon the issuance of the common stock.

Issuance of Warrants

Between December 30, 2016 and January 31, 2017, the Company issued convertible promissory notes, the 2016 Unrelated Notes and the 2016 Related Notes (collectively, the “2016 Notes”), in an aggregate amount of $1,250,000 to certain accredited investors, including related parties, in private placements. The Company retained Taglich Brothers, Inc. as the exclusive placement agent for the private placement offering of the 2016 Notes. In January 2017, in compensation for the placement agent’s services in the private placement offering of the 2016 Notes, the Company paid the placement agent a cash payment of $100,000, equal to 8% of the gross proceeds of the offering, along with warrants to purchase 153,846 shares of Company common stock, and the reimbursement for the placement agent’s reasonable out of pocket expenses, FINRA filing fees and related legal fees. The warrants issued to the placement agent contained an exercise price at $0.75 per share, are exercisable for a period of five years after issuance, contain customary cashless exercise provisions and anti-dilution protection and, pursuant to piggyback registration rights, the underlying shares were registered in the Company’s a Registration Statement on Form S-1 declared effective in February 2018. Of the warrants issued to the placement agent, 84,923 warrants were issued in conjunction with proceeds raised in December 2016, and underwriting expense of $65,243 was recorded for the issuance of these warrants, utilizing the Black-Scholes valuation model to value the warrants issued. The remaining 68,923 warrants were issued in conjunction with proceeds raised in January 2017, and underwriting expense of $52,951 was recorded for the issuance of these warrants, utilizing the Black-Scholes valuation model. The fair value of warrants issued was determined to be $0.77.

On September 21, 2017, the Company issued warrants to purchase 150,000 shares of Company common stock to Robert Taglich and Michael Taglich (each holding more than a 5% beneficial interest in the Company’s shares) in connection with the 2017 Bridge Notes. The warrants are exercisable at an exercise price of $0.30 per share, contain a cashless exercise provision, antidilution protection and are exercisable for five years after issuance. A debt discount of $38,837 was recorded for the issuance of these warrants, utilizing the Black-Scholes valuation model. The 2017 Bridge Notes were converted into the 2017 Related Notes in November 2017. The fair value of warrants issued was determined to be $0.26 utilizing the Black-Scholes valuation model.

Between November 17 and November 30, 2017, the Company issued convertible promissory notes, the 2017 Unrelated Notes and the 2017 Related Notes (collectively, the “2017 Notes”), in an aggregate amount of $2,150,000 to certain accredited investors, including related parties, in private placements. The Company retained Taglich Brothers, Inc. as the exclusive placement agent for the private placement offering of the 2017 Notes. In compensation for the placement agent’s services in the private placement offering of the 2017 Notes, the Company paid the placement agent a cash payment of 8% of the gross proceeds of the offering, along with warrants to purchase shares of Company common stock, and the reimbursement for the placement agent’s reasonable out of pocket expenses, FINRA filing fees and related legal fees. On November 17, 2017, the Company paid the placement agent cash in the amount of $172,000 and issued the placement agent warrants to purchase 354,000 shares at an exercise price at $0.25 per share, which are exercisable for a period of five years after issuance, contain customary cashless exercise provisions and anti-dilution protection and were entitled to piggyback registration rights that were exercised in connection with the Company’s Registration Statement on Form S-1 declared effective in February 2018. On November 30, 2017, the Company issued the placement agent warrants to purchase 506,000 shares at an exercise price at $0.25 per share, which are exercisable for a period of five years after issuance, contain customary cashless exercise provisions and anti-dilution protection and are entitled to registration rights that were exercised in connection with the Company’s Registration Statement on Form S-1 declared effective in February 2018. Debt issuance costs of $126,603 was recorded for the issuance of the November 17 and November 30, 2017 warrants, utilizing the Black-Scholes valuation model. The fair value of warrants issued was determined to be $0.17 and $0.13 for the November 17 and November 30 warrants, respectively. For the three and six months ended June 30, 2019 and 2018, interest expense of $22,089 and $44,178, and $42,600 and $85,200, respectively, was recorded as amortization of the debt issuance costs.

Between September 20 and September 26, 2018, the Company issued convertible promissory notes, the 2018 Unrelated Notes and the 2018 Related Notes (collectively, the “2018 Notes”), in an aggregate amount of $1,300,000 to certain accredited investors, including related parties, in private placements. The Company retained Taglich Brothers, Inc. as the exclusive placement agent for the private placement offering of the 2018 Notes. In compensation, the Company paid the placement agent a cash payment of 8% of the gross proceeds of the offering, along with warrants to purchase shares of Company common stock, and reimbursement for the placement agent’s reasonable out of pocket expenses, FINRA filing fees and related legal fees. On September 20, 2018, the Company paid the placement agent cash in the amount of $40,000 and issued the placement agent warrants to purchase 307,692 shares at an exercise price at $0.13 per share, which are exercisable for a period of five years after issuance, contain customary cashless exercise provisions and anti-dilution protection and are entitled to limited piggyback registration rights. On September 26, 2018, the Company paid the placement agent cash in the amount of $64,000 and issued the placement agent warrants to purchase 492,308 shares at an exercise price at $0.18 per share, which are exercisable for a period of five years after issuance, contain customary cashless exercise provisions and anti-dilution protection and are entitled to limited piggyback registration rights. Debt issuance costs of $64,348 was recorded for the issuance of the September 20 and September 26, 2018 warrants, utilizing the Black-Scholes valuation model. The fair value of warrants issued was determined to be $0.10 and $0.07 for the September 20 and September 26 warrants, respectively. For the three and six months ended June 30, 2019, interest expense of $21,688 and $43,375, respectively, was recorded as amortization of the debt issuance costs.

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

Shares Issued and Outstanding and Shares Reserved for Exercise of Warrants, Convertible Notes, and the 2015 Plan

The Company has 18,524,878 shares issued and outstanding, 6,726,625 shares reserved for issuance upon the exercise of outstanding warrants, 26,850,670 shares reserved for issuance upon the conversion of convertible debt, and 3,366,506 shares reserved for issuance under the Intellinetics Inc. 2015 Equity Incentive Plan (the “2015 Plan”), as of June 30, 2019.

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

On April 30, 2015, the Company entered into a Non-qualified Stock Option Agreement with Murray Gross, a director of the Company, in accordance with the 2015 Plan. The agreement granted options to purchase 640,000 shares prior to the expiration date of April 29, 2025 at an exercise price of $0.75. 400,000 of the options granted immediately vested on the date of grant, and the remaining 240,000 options granted would have vested upon the date at which the Company first reports two consecutive fiscal quarters with revenues of One Million Dollars ($1,000,000) each. The unvested options were not exercisable after the director’s termination of continuous service, which occurred on September 30, 2017.

On January 1, 2016, the Company granted employees stock options to purchase 250,000 shares at an exercise price of $0.90 per share in accordance with the 2015 Plan, with vesting continuing until 2019. The total fair value of $196,250 for these stock options was recognized by the Company over the applicable vesting period.

On February 10, 2016, the Company granted employees stock options to purchase 210,000 shares at an exercise price of $0.96 per share in accordance with the 2015 Plan, with vesting continuing until 2020. The total fair value of $174,748 for these stock options is being recognized by the Company over the applicable vesting period.

On December 6, 2016, the Company granted one employee stock options to purchase 100,000 shares at an exercise price of $0.76 per share in accordance with the 2015 Plan, with vesting continuing until 2020. The total fair value of $63,937 for these stock options is being recognized by the Company over the applicable vesting period.

On March 15, 2017, the Company granted one employee stock options to purchase 100,000 shares at an exercise price of $0.85 per share in accordance with the 2015 Plan, with vesting continuing until 2020. The total fair value of $70,872 for these stock options would have been recognized by the Company over the applicable vesting period. These options were forfeited during 2017 upon the termination of the employee.

On September 25, 2017, the Company granted an employee stock options to purchase 750,000 shares at an exercise price of $0.30 per share and 500,000 shares at an exercise price of $0.38 per share, in accordance with the 2015 Plan, with vesting continuing until September 2019. The total fair value of $321,011 for these stock options is being recognized by the Company over the applicable vesting period.

On January 30, 2019, the Company entered into a Non-qualified Stock Option Agreement with an individual consultant to the Company, in accordance with the 2015 Plan. The agreement granted options to purchase 12,500 shares prior to the expiration date of December 31, 2025 at an exercise price of $0.90. The options granted were 100% vested as of the grant date.

On March 11, 2019, the Company canceled previously granted stock options to employees in the following amounts: 150,000 shares at an exercise price of $0.90 per share; 160,000 shares at an exercise price of $0.96 per share; 100,000 shares at an exercise price of $0.76 per share; 750,000 shares at an exercise price of $0.30 per share; and 500,000 shares at an exercise price of $0.38 per share. On March 11, 2019, the Company replaced those canceled stock options exercisable for a total of 1,660,000 shares with virtually identical stock options at an exercise price of $0.13 per share in accordance with the 2015 Plan. The incremental fair value of $24,898 for these stock options is being recognized by the Company over the applicable vesting periods, from September 2019 through December 2020.

On March 11, 2019, the Company granted employees stock options to purchase 505,000 shares at an exercise price of $0.13 per share in accordance with the 2015 Plan, with vesting continuing until 2023. The total fair value of $44,591 for these stock options is being recognized by the Company over the applicable vesting period.

The weighted average estimated values of director and employee stock option grants, as well as the weighted average assumptions that were used in calculating such values during the six months ended June 30, 2019 and 2018, were based on estimates at the date of grant as follows:

	April 30,	January 1,	February 10,
	2015 Grant	2016 Grant	2016 Grant
Risk-free interest rate	1.43%	1.76%	1.15%
Weighted average expected term	5 years	5 years	5 years
Expected volatility	143.10%	134.18%	132.97%
Expected dividend yield	0.00%	0.00%	0.00%

	December 6,	March 15,	September 25,
	2016 Grant	2017 Grant	2017 Grant
Risk-free interest rate	1.84%	2.14%	1.85%
Weighted average expected term	5 years	5 years	5 years
Expected volatility	123.82%	121.19%	130.79%
Expected dividend yield	0.00%	0.00%	0.00%

	January 30,	March 11,
	2019 Grant	2019 Grant
Risk-free interest rate	2.54%	2.44%
Weighted average expected term	5 years	5 years
Expected volatility	115.80%	116.46%
Expected dividend yield	0.00%	0.00%

A summary of stock option activity during the six months ended June 30, 2019 and 2018 is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2018	2,238,000	$0.55	9 years	79,200

Outstanding at June 30, 2018	2,238,000	$0.55	8 years	$79,200

Exercisable at June 30, 2018	1,251,750	$0.63	8 years	$79,200

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2019	2,238,000	$0.55	8 years	79,200
Granted	2,177,500	0.13
Forfeited and expired	(1,672,500)	0.86

Outstanding at June 30, 2019	2,743,000	$0.26	9 years	$79,200

Exercisable at June 30, 2019	1,991,750	$0.313	9 years	$79,200

The weighted-average grant date fair value of options granted during the six months ended June 30, 2019 was $0.09. There were no grants during the six months ended June 30, 2018.

As of June 30, 2019, and December 31, 2018, there was $131,506 and $185,754, respectively, of total unrecognized compensation costs related to stock options granted under our stock option agreements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of two years. The total fair value of stock options that vested during the six months ended June 30, 2019 and 2018 was $91,723 and $152,788, respectively.

14.	Concentrations

Revenues from the Company’s services to a limited number of customers have accounted for a substantial percentage of the Company’s total revenues. For the three months ended June 30, 2019, the Company’s two largest customers, Careworks (“Careworks”), a direct client, and Tiburon, Inc. (“Tiburon”), a reseller, accounted for 10% and 9%, respectively, of the Company’s revenue for that period. For the three months ended June 30, 2018, the Company’s two largest customers, Laser Systems, Inc. (“LSI”), a reseller, and Tiburon accounted for 11% and 9%, respectively, of the Company’s revenue for that period. For the six months ended June 30, 2019, the Company’s two largest customers, Tiburon and Careworks, accounted for approximately 10% and 8%, respectively, of the Company’s revenues for that period. For the six months ended June 30, 2018, the Company’s two largest customers, Tiburon and LSI, accounted for approximately 10% and 10%, respectively, of the Company’s revenues for that period.

For the three months ended June 30, 2019 and 2018, government contracts represented approximately 36% and 30%, respectively, of the Company’s total revenues. For the six months ended June 30, 2019 and 2018, government contracts represented approximately 33% and 32%, respectively, of the Company’s net revenue. A significant portion of the Company’s sales to Tiburon represent ultimate sales to government agencies.

As of June 30, 2019, accounts receivable concentrations from the Company’s four largest customers were 17%, 11%, 11% and 10% of gross accounts receivable, respectively. As of December 31, 2018, accounts receivable concentrations from the Company’s four largest customers were 22%, 16%, 14% and 14% of gross accounts receivable, respectively.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial conditions and results of operations of the Company for the three and six months ended June 30, 2019 and 2018, should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Form 10-Q. References in this item to the “Company,” “us,” “we,” “our,” and similar terms refer to Intellinetics, a Nevada corporation, and its sole operating subsidiary, Intellinetics Ohio, an Ohio corporation, unless we state otherwise or the context indicates otherwise.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition accrued expenses, financing operations, contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carry value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this report for the three and six months ended June 30, 2019.

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

Customers obtain use of the Company’s software by either purchasing it for installation onto their equipment, referred to as a “premise” model, or by accessing the platform via the Internet, referred to as a “cloud-based,” “software as a service,” or “SaaS” model. The Company anticipates that the provision of SaaS-based customer activation, will increase over time and become the priority in the market and the most significant strategic part of its revenue growth opportunity. Our SaaS products are hosted with Amazon Web Services, Expedient and Skynet Managed Technology Services, offering our customers reliable hosting services with best practices in data security. Our revenues from cloud-based delivery of our software, including hosting services, as a percentage of total revenue for the six months ended June 30, 2019 and 2018, were 37% and 32% respectively.

We operate a predominantly U.S. business with sales that are diversified by customer. We hold or compete for leading positions regionally in select markets and attribute this leadership to several factors including the strength of our brand name and reputation, our comprehensive offering of innovative solutions, and the quality of our service support. Net sales growth in sales of software as a service and software maintenance services during 2018 and year-over-year for the first six months of 2019 reflects market demand for these solutions over traditional sales of on-premise software. We expect to continue to benefit from our select niche leader positions, diversified customer base, innovative product offering, installed base, and the impact of our sales and marketing programs. Examples of these programs include identifying and investing in growth and market penetration opportunities, more effectively pricing our products and services, increasing our sales force effectiveness through improved guidance, and continuing to optimize our lead generation and lead nurturing processes.

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

Executive Overview of Results

Below are our key financial results for the six months ended June 30, 2019 (consolidated unless otherwise noted):

●	Revenues were $1,155,993, representing revenue growth of 8% year over year.

●	Cost of revenues was $272,569.

●	Operating expenses (excluding cost of revenues) were $1,554,445.

●	Loss from operations was $671,021.

●	Net loss was $1,143,515 with basic and diluted net loss per share of $0.06.

●	Operating cash flow was $(648,124).

●	Capital expenditures were $5,489.

●	Number of employees was 17 as of June 30, 2019.

Results of Operations

Revenues

We reported total revenues of $640,608 and $549,678 for the three months ended June 30, 2019 and 2018, respectively, representing an increase of $90,930 or 17%. For the six months ended June 30, 2019 and 2018, revenues were $1,155,993 and $1,075,052, respectively, representing an increase of 80,941, or 8%. The net increase in total revenues year-over-year is primarily attributable to offsetting impacts from the migration away from one-time premise software (generally recognizable upon delivery) to cloud-based software as a service (generally recognizable over time), as further described below.

Sale of software

Revenues from the sale of software principally consist of sales of additional or upgraded software licenses and applications to existing customers and sales of software to our resellers. These software revenues were $7,102 and $34,158, for the three months ended June 30, 2019 and 2018, respectively, representing a decrease of $27,056, or 79%. The decrease was due to increased focus on software as a service as well as fewer, larger on-premise solutions and expansions sold. For the six months ended June 30, 2019 and 2018, respectively, revenues were $8,852 and $75,152 representing a decrease of $66,300, or 88%. The decrease year-over-year in sales was due to a market shift toward SaaS, as well as intentional focus on selling software as a service and timing of projects.

Sale of software as a service

For customers who wish to avoid the upfront costs and ongoing internal maintenance of typical premises-based software installations, we provide access to our software solutions as a service, accessible through the internet. Our customers typically enter into our software as a service agreement for periods of one year or more. Under these agreements, we generally provide access to the applicable software, data storage and related customer assistance and support. Our software as a service revenues were $229,982 and $177,583 for the three months ended June 30, 2019 and 2018, respectively, representing an increase of $52,399, or 30%. Our software as a service revenues were $429,165 and $354,183 for the six months ended June 30, 2019 and 2018, respectively, representing an increase of $74,982, or 21%. The increase in revenue year-over-year was primarily the result of new customers choosing a cloud-based solution, as well as an incremental benefit from expanded data storage and hosting fees.

Sale of software maintenance services

Software maintenance services revenues consist of fees for post contract customer support services provided to license holders. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. A substantial portion of these revenues were generated from customers to whom we sold software in prior years who have continued to renew their maintenance agreements. The support and maintenance agreements typically have a term of 12 months. Our software maintenance support revenue was $252,713 and $245,299 for the three months ended June 30, 2019 and 2018, respectively, representing an increase of $7,414, or 3%. Our software maintenance support revenue was $505,349 and $488,867 for the six months ended June 30, 2019 and 2018, respectively, representing an increase of $16,482, or 3%. The increase in revenue year-over-year was the result of new growth, including expansion in existing accounts, and normal price increases exceeding attrition of existing maintenance agreement renewals.

Sales of professional services

Professional services revenues consist of revenues from consulting, discovery, training, and advisory services to assist customers with document management needs. These revenues include those arrangements where we do not sell software license as an element of the overall arrangement. Professional services revenues were $142,738 and $52,605 for the three months ended June 30, 2019 and 2018, respectively, an increase of $90,133, or 171%. The increases was driven by customization projects and growth in our document scanning services. For the six months ended June 30, 2019 and 2018, professional services revenues were $194,405 and $111,556, respectively, representing an increase of $82,849, or 74%. The increase in revenue was due to timing of consulting contracts for customers seeking additional customization, project management, and training, as well as growth in our document scanning services, which more than offset reduced implementation professional services from the shortfall in in sales of software.

Sale of third party services

Third party services consist of third party vendor software, hardware and/or services purchases as requested by our customers as needed in conjunction with our core software or services. By classifying these revenues under a separate revenue category, we reduce the extent to which fluctuations in this revenue category impact the other categories of revenues. Third party services revenues were $8,073 and $40,033 for the three months ended June 30, 2019 and 2018, respectively, representing a decrease of $31,960 or 80%, which was primarily due to timing of projects that are typically attached to new software or new software as a service sales. For the six months ended June 30, 2019 and 2018, third party services were $18,222 and $45,294, respectively, representing a decrease of $27,072, or 60%. The decrease is primarily due to timing of projects with third party components.

Costs of Revenue

The cost of revenues during the three months ended June 30, 2019 and 2018 were $130,104 and $159,601, respectively, representing a decrease of $29,497, or 18%, reflecting the improved mix towards software as a service and improvements in the software as a service margins. For the six months ended June 30, 2019 and 2018, the cost of revenues was $272,569 and $307,163, respectively, representing a decrease of $34,594, or 11%. The decrease in cost of revenue year-over-year is primarily the result of improvements in margins in software as a service, driven by fewer customizations.

Gross Margins

Overall gross margin for the three months ended June 30, 2019 and 2018 were 80% and 71%, respectively. The gross margin percentage year-over-year was improved due to improved margins in all categories except third party software. For the six months ended June 30, 2019 and 2018, the gross margins were 76% and 71%, respectively. The improved gross margin year-over-year is primarily as a result of improved margins in software as a service, as well as favorable product mix.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $521,057 during the three months ended June 30, 2019 as compared to $593,400 during the three months ended June 30, 2018, representing a decrease of $72,343, or 12%. For the six months ended June 30, 2019 and 2018, general and administrative expenses were $1,060,018 and $1,136,835, respectively, representing a decrease of $76,817, or 7%. The decrease in operating expenses year-over-year was principally related to reduced professional fees for consulting and obtaining a training grant, as well as reduced payroll from headcount reduction.

Sales and Marketing Expenses

Sales and marketing expenses were $221,663 during the three months ended June 30, 2019 as compared to $244,391 during the three months ended June 30, 2018, representing a decrease of $22,728 or 9%. For the six months ended June 30, 2019 and 2018, sales and marketing expenses were $490,420 and $506,100, respectively, representing a decrease of $15,680, or 3%. The decrease year-over-year was realized from outsourcing certain marketing functions.

Depreciation

Depreciation was $2,099 for the three months ended June 30, 2019, as compared to $2,384 for the three months ended June 30, 2018, representing a decrease of $285 or 12%. For the six months ended June 30, 2019 and 2018, depreciation was $4,007 and $4,578, respectively, representing a decrease of $571 or 12%. The decrease year-over-year reflects the impact of assets becoming fully depreciated in 2019, partially offset by incremental depreciation on new purchases.

Interest Expense, Net

Interest expense, net was $239,347 during the three months ended June 30, 2019 as compared to $219,353 during the three months ended June 30, 2018, representing an increase of $19,994 or 9%. For the six months ended June 30, 2019 and 2018, interest expense was $472,494 and $428,336, respectively, an increase of $44,158, or 10%. The increase year-over-year resulted primarily from increased interest expense and amortization of debt issuance costs associated with our convertible promissory notes issued in September 2018.

Liquidity and Capital Resources

We have financed our operations primarily through a combination of cash on hand, cash generated from operations, borrowings from third parties and related parties, and proceeds from private sales of equity. As of June 30, 2019, we had $412,224 in cash, and a net working capital deficit of $337,053.

The Company expects that, through the next 12 months, the capital requirements to cover the Company’s operating costs, service existing debt obligations, and fund growth will exceed the cash flows that it generates from operations. Currently, our cash flows to meet our cash requirements are insufficient. Assuming over the next 12 months, we do not increase our cash flow generated from operations or obtain additional capital or debt financing, we will not have sufficient funds for planned operations and service for existing current debt obligations. Given these conditions, the Company’s ability to continue as a going concern is contingent upon either sufficiently enhancing its operating cash flow, through increasing its revenues and successfully managing its cash requirements, or raising financing through the issuance of additional debt or equity, or some combination of both.

During the years 2012 through 2018 we raised a total of $12,683,494 through issuance of debt and equity securities. We are also in the process of exploring strategies to increase our existing revenues. We believe we will be successful in these efforts; however, there can be no assurance we will be successful in raising additional debt or equity financing or finding any other financing source to fund our operations on terms agreeable to us, if at all.

Equity Capital Resources

As of August 13, 2019, the Company had 18,524,878 shares of common stock issued and outstanding, and 37,187,116 shares of common stock reserved for issuance upon the exercise of outstanding warrants, convertible notes, and outstanding and unissued stock options under the 2015 Plan.

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

Debt Capital Resources

We issued convertible debt in 2018 in order to finance our operations. In September of 2018, we raised $1,300,000 through the issuance of convertible promissory notes which bear interest at an annual rate of 8% and mature on December 31, 2020.

Summary of Outstanding Indebtedness at June 30, 2019

The Company’s outstanding indebtedness at June 30, 2019 was as follows:

●	The Shealy Note, issued December 31, 2014 with an original principal balance of $193,453, a current principal balance of $24,014, and accrued interest of $0.

●	The 2016 Unrelated Notes and the 2016 Related Notes issued to accredited investors on December 30, 2016 and on January 5 and January 31, 2017, with an aggregate original principal balance of $1,250,000, a current principal balance of $1,250,000, and accrued interest of $349,784.

●	The 2017 Unrelated Notes and the 2017 Related Notes issued to accredited investors on November 17 and November 30, 2017, with an aggregate original principal balance of $2,150,000, a current principal balance of $2,150,000, and accrued interest of $401,800.

●	The 2018 Unrelated Notes and the 2018 Related Notes issued to accredited investors on September 20 and September 26, 2018, with an aggregate original principal balance of $1,300,000, a current principal balance of $1,300,000, and accrued interest of $93,278.

For more information, please see Note 8 to the Consolidated Financial Statements, Notes Payable, and Note 9 to the Consolidated Financial Statements, Notes Payable – Related Parties.

Cash Used In Operating Activities.

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

Net cash used in operating activities for the six months ended June 30, 2019 and 2018, was $648,124 and $817,592, respectively. During the six months ended June 30, 2019, the net cash used in operating activities was primarily attributable to the net loss adjusted for non-cash expenses of $368,188, an increase in operating assets of $161,905 and an increase in operating liabilities of $289,108. During the six months ended June 30, 2018, the net cash used in operating activities was primarily attributable to the net loss, adjusted for non-cash expenses of $435,462 and a decrease in operating assets of $38,802 and an increase in operating liabilities of $16,104.

Cash Used by Investing Activities.

Net cash used in investing activities for the six months ended June 30, 2019 and 2018 amounted to $5,489 and $3,410, respectively, and was related to the purchase of property and equipment.

Capital Expenditures

There were no material commitments for capital expenditures at June 30, 2019.

Cash Used by Financing Activities.

Net cash used by financing activities for the six months ended June 30, 2019 amounted to $22,793. The net cash used by financing activities resulted from notes payable repayments to related parties.

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

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. Other than the remediation described above, there were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There have been no securities sold by the registrant during the quarterly period covered by this Quarterly Report on Form 10-Q.

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

INTELLINETICS, INC.

Dated:	August 14, 2019

By:	/s/ James F. DeSocio
James F. DeSocio
President and Chief Executive Officer

Dated:	August 14, 2019

By:	/s/ Joseph D. Spain
Joseph D. Spain
Chief Financial Officer

