Form 10-Q
period 2019-09-30
INTELLINETICS, INC.
filed 2019-11-14
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

As of November 12, 2019 there were 18,524,878 shares of the issuer’s common stock outstanding.

INTELLINETICS, INC.

Form 10-Q

September 30, 2019

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

Part I Financial Information

Item 1. Financial Statements

INTELLINETICS, INC. and SUBSIDIARY

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash	$303,080	$1,088,630
Accounts receivable, net	348,993	135,739
Prepaid expenses and other current assets	127,041	162,495

Total current assets	779,114	1,386,864

Property and equipment, net	8,712	9,131
Right of use asset	107,567	-
Other assets	10,284	10,284

Total assets	$905,677	$1,406,279

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$373,919	$308,121
Lease liability - current	46,309	-
Deferred revenues	672,716	723,619
Deferred compensation	130,089	165,166
Notes payable - related party - current	12,185	46,807
Total current liabilities	1,235,218	1,243,713

Long-term liabilities:
Notes payable	3,291,204	3,144,926
Notes payable - related party - net of current portion	1,090,585	1,045,937
Lease liability - net of current portion	65,167	-
Other long-term liabilities	1,025,380	502,295

Total long-term liabilities	5,472,336	4,693,158

Total liabilities	6,707,554	5,936,871

Stockholders’ deficit:
Common stock, $0.001 par value, 75,000,000 shares authorized; 18,524,878 and 17,729,421 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	31,528	30,733
Additional paid-in capital	14,371,648	14,101,460
Accumulated deficit	(20,205,053)	(18,662,785)
Total stockholders’ deficit	(5,801,877)	(4,530,592)
Total liabilities and stockholders’ deficit	$905,677	$1,406,279

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARY

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

Revenues:
Sale of software	$170,738	$64,986	$179,590	$140,138
Software as a service	214,237	173,515	643,402	527,697
Software maintenance services	248,343	251,660	753,692	740,527
Professional services	116,696	57,294	311,101	168,849
Third Party services	5,554	125,656	23,776	170,950

Total revenues	755,568	673,111	1,911,561	1,748,161

Cost of revenues:
Sale of software	1,469	33,757	4,479	64,290
Software as a service	67,643	75,266	195,911	220,953
Software maintenance services	17,894	23,794	67,813	74,395
Professional services	56,207	22,303	129,527	58,445
Third Party services	4,477	106,638	22,529	150,837

Total cost of revenues	147,690	261,758	420,259	568,920

Gross profit	607,878	411,353	1,491,302	1,179,241

Operating expenses:
General and administrative	510,817	446,224	1,570,835	1,583,059
Sales and marketing	248,757	235,974	739,177	742,074
Depreciation	1,901	2,429	5,908	7,007

Total operating expenses	761,475	684,627	2,315,920	2,332,140

Loss from operations	(153,597)	(273,274)	(824,618)	(1,152,899)

Interest expense, net	(245,156)	(206,642)	(717,650)	(634,978)

Net loss	$(398,753)	$(479,916)	$(1,542,268)	$(1,787,877)

Basic and diluted net loss per share:	$(0.02)	$(0.03)	$(0.08)	$(0.10)

Weighted average number of common shares outstanding - basic and diluted	18,524,878	17,729,421	18,510,256	17,726,083

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Deficit

For the Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2017	17,426,792	$30,431	$13,648,519	$(16,322,505)	$(2,643,555)

Stock Issued to Directors	302,629	302	57,198	-	$57,500

Stock Option Compensation	-	-	186,668	-	$186,668

Note Offer Warrants	-	-	64,347	-	$64,347

Net Loss	-	-	-	(1,787,877)	$(1,787,877)

Balance, September 30, 2018	17,729,421	$30,733	$13,956,732	$(18,110,382)	$(4,122,917)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2018	17,729,421	$30,733	$14,101,460	$(18,662,785)	$(4,530,592)

Stock Issued to Directors and Employee	795,457	795	86,705	-	$87,500

Stock Option Compensation	-	-	183,483	-	$183,483

Net Loss	-	-	-	(1,542,268)	$(1,542,268)

Balance, September 30, 2019	18,524,878	$31,528	$14,371,648	$(20,205,053)	$(5,801,877)

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(1,542,268)	$(1,787,877)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,908	7,007
Bad debt expense	14,340	2,398
Amortization of deferred financing costs	137,888	186,646
Amortization of beneficial conversion option	53,038	184,541
Amortization of right of use asset	30,982	-
Stock issued for services	87,500	57,500
Stock options compensation	183,483	186,668
Changes in operating assets and liabilities:
Accounts receivable	(227,594)	100,848
Prepaid expenses and other current assets	35,454	(37,899)
Right of use asset	(138,549)	-
Accounts payable and accrued expenses	65,798	(10,194)
Lease liability, current and long-term	111,476	-
Deferred compensation	(35,077)	(35,077)
Other long-term liabilities	523,085	236,634
Deferred revenues	(50,903)	(14,932)
Total adjustments	796,829	864,140
Net cash used in operating activities	(745,439)	(923,737)

Cash flows from investing activities:
Purchases of property and equipment	(5,489)	(3,410)
Net cash used in investing activities	(5,489)	(3,410)

Cash flows from financing activities:
Payment of deferred financing costs	-	(130,841)
Proceeds from notes payable	-	900,000
Proceeds from notes payable - related parties	-	400,000
Repayment of notes payable - related parties	(34,622)	(34,655)
Net cash (used in)/provided by financing activities	(34,622)	1,134,504

Net increase (decrease) in cash	(785,550)	207,357
Cash - beginning of period	1,088,630	1,125,921
Cash - end of period	$303,080	$1,333,278

Supplemental disclosure of cash flow information:
Cash paid during the period for interest and taxes	$6,241	$32,207

Supplemental disclosure of non-cash financing activities:
Discount on notes payable for warrants	-	44,548
Discount on notes payable - related parties for warrants	-	19,799

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Business Organization and Nature of Operations

Intellinetics, Inc., formerly known as GlobalWise Investments, Inc., (“Intellinetics”), is a Nevada corporation incorporated in 1997, with a single operating subsidiary, Intellinetics, Inc., an Ohio corporation (“Intellinetics Ohio,” together with Intellinetics, the “Company,” “we,” “us,” and “our”). Intellinetics Ohio was incorporated in 1996, and on February 10, 2012, Intellinetics Ohio became the sole operating subsidiary of Intellinetics as a result of a reverse merger and recapitalization.

The Company is a document solutions software development, sales and marketing company serving both the public and private sectors. The Company’s software platform allows customers to capture and manage all documents across operations such as scanned hard-copy documents and all digital documents including those from Microsoft Office 365, digital images, audio, video and emails. The Company’s solutions create value for customers by making their business-critical documents easy to find, secure and compliant with their audit requirements.

2.	Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8.03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation of the consolidated financial position of the Company as of September 30, 2019 and the consolidated results of its operations for the three and nine months ended September 30, 2019 and 2018 and cash flows for the nine months ended September 30, 2019 and 2018, have been included. The Company has evaluated subsequent events through the issuance of this Form 10-Q. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any other interim or future period. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2018 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 1, 2019.

3.	Liquidity and Management’s Plans

Through September 30, 2019, the Company had incurred an accumulated deficit since its inception of $20,205,053. At September 30, 2019, the Company had a cash balance of $303,080.

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

5.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses. Actual results could differ from estimated amounts.

Significant estimates and assumptions include valuation allowances related to receivables, the recoverability of long-term assets, depreciable lives of property and equipment, the lease liability, estimates of fair value deferred taxes and related valuation allowances. The Company’s management monitors these risks and assesses its business and financial risks on a quarterly basis.

Concentrations of Credit Risk

The Company maintains its cash with high credit quality financial institutions. At times, the Company’s cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit.

The number of customers that comprise the Company’s customer base, along with the different industries, governmental entities and geographic regions, in which the Company’s customers operate, limits concentrations of credit risk with respect to accounts receivable. The Company does not generally require collateral or other security to support customer receivables; however, the Company may require its customers to provide retainers, up-front deposits or irrevocable letters-of-credit when considered necessary to mitigate credit risks. The Company has established an allowance for doubtful accounts based upon facts surrounding the credit risk of specific customers and past collections history. Credit losses have been within management’s expectations. At September 30, 2019 and December 31, 2018, the Company’s allowance for doubtful accounts was $21,767 and $7,427, respectively.

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

For the three and nine months ended September 30, 2019, the Company recorded share-based compensation to employees of $58,863 and $213,484, respectively, and to non-employees of $0 and $57,500. For the three and nine months ended September 30, 2018, the Company recorded share-based compensation to employees of $62,357 and $186,668, respectively, and to non-employees of $0 and $57,500, respectively.

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

Research and Development

We design, develop, test, market, license, and support new software products and enhancements of current products. We continuously monitor our software products and enhancements to remain compatible with standard platforms and file formats. For the three and nine months ended September 30, 2019 and 2018, our research and development costs were $101,885 and $349,111, respectively, and $84,783 and $291,869, respectively.

Recent Accounting Pronouncements

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASC 842”) (“ASU 2016-02”), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. ASU 2016-02 was effective for the Company beginning in its first quarter of 2019. On January 1, 2019, the Company recorded a lease liability of $143,761 and a net right-of-use asset of $138,549 using the required modified retroactive approach. In adopting ASC 842, the Company elected to utilize the available package of practical expedients permitted under the transition guidance within the new standard, which does not require the reassessment of the following: i) whether existing or expired arrangements are or contain a lease, ii) the lease classification of existing or expired leases, and iii) whether previous initial costs would qualify as capitalization under the new lease standard.

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

c) Sale of software maintenance services

Software maintenance services revenues consist of revenues derived from arrangements that provide post-contract support (“PCS”), including software support and bug fixes, to the Company’s software license holders. Advance billings of PCS are not recorded to the extent that the term of the PCS has not commenced and payment has not been received. PCS is considered distinct services. However, these distinct services are considered a single performance obligation consisting of a series of services that are substantially the same and have the same pattern of transfer to the customer. These revenues are recognized over the term of the maintenance contract.

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

The following table present changes in our contract assets and liabilities during the nine months ended September 30, 2019 and 2018:

	Balance at Beginning of Period	Revenue Recognized in Advance of Billings	Billings	Balance at End of Period
Nine Months Ended September 30, 2019
Contract assets: Unbilled receivables	$65,118	$133,505	$(163,271)	$35,352

Nine Months Ended September 30, 2018
Contract assets: Unbilled receivables	$89,847	$228,520	$(236,973)	$81,394

	Balance at Beginning of Period	Billings	Recognized Revenue	Balance at End of Period
Nine Months Ended September 30, 2019
Contract liabilities: Deferred revenue	$723,619	$2,010,090	$(2,060,993)	$672,716

Nine Months Ended September 30, 2018
Contract liabilities: Deferred revenue	$708,130	$1,759,664	$(1,774,596)	$693,198

h) Remaining performance obligations

Remaining performance obligations represent the transaction price from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 88% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. As of September 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations for software as a service and software maintenance contracts with a duration greater than one year was $89,078. This does not include revenue related to performance obligations that are part of a contract whose original expected duration is one year or less.

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

k) Contract costs

The Company capitalizes the incremental costs of obtaining a contract with a customer. We have determined that certain sales commissions meet the requirement to be capitalized, and we amortize these costs on a consistent basis with the pattern of transfer of the goods and services in the contract. Total capitalized costs to obtain contracts were immaterial during the periods presented and are included in other current and long-term assets on our condensed consolidated balance sheets.

l) Sales taxes

Sales taxes charged to and collected from customers as part of the Company’s sales transactions are excluded from revenues, as well as the determination of transaction price for contracts with multiple performance obligations, and recorded as a liability to the applicable governmental taxing authority.

Advertising

The Company expenses the cost of advertising as incurred. Advertising expense for the three and nine months ended September 30, 2019 and 2018 amounted to $1,028 and $3,084, respectively, and $3,707 and $17,633, respectively.

Earnings (Loss) Per Share

Basic earnings per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company has outstanding stock options which have not been included in the calculation of diluted net loss per share because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for each period are the same.

Income Taxes

The Company and its subsidiary file a consolidated federal income tax return. The provision for income taxes is computed by applying statutory rates to income before taxes.

Deferred income taxes are recognized for the tax consequences in future years of temporary differences between the financial reporting and tax bases of assets and liabilities as of each period-end based on enacted tax laws and statutory rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A 100% valuation allowance has been established on deferred tax assets at September 30, 2019 and December 31, 2018, due to the uncertainty of our ability to realize future taxable income.

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

The table below reflects all notes payable at September 30, 2019 and December 31, 2018, respectively.

		September 30, 2019	December 31, 2018
		Fair Value	Fair Value
2016 Unrelated Notes	(a)	$1,029,227	$1,000,261
2017 Unrelated Notes	(a)	2,231,875	2,275,686
2018 Unrelated Notes	(b)	1,141,300	900,000
Total		$4,402,402	$4,175,947

		September 30, 2019	December 31, 2018
		Fair Value	Fair Value
The $250,000 Shealy Note	(c)	$12,185	$46,807
2016 Related Notes	(a)	443,815	433,117
2017 Related Notes	(a)	494,563	504,271
2018 Related Notes	(b)	507,244	400,000
Total		$1,445,622	$1,384,195

(a)	The fair value was based upon Level 2 inputs. See Note 8 for additional information about the Company’s 2016 and 2017 Unrelated Notes. See Note 9 for additional information about the Company’s 2016 and 2017 Related Notes.
(b)

The fair value was based upon Level 2 inputs. The 2018 Unrelated and Related Notes were closed in September 2018 between market participants, therefore, given proximity of the transactions to year-end, fair value approximated carrying value at December 31, 2018. See Note 8 for additional information about the Company’s 2018 Unrelated Notes. See Note 9 for additional information about the Company’s 2018 Related Notes.

(c)	The fair value was based upon Level 2 inputs. See Note 9 for additional information about the Company’s $250,000 Shealy Note.

7.	Property and Equipment

Property and equipment are comprised of the following:

	September 30, 2019	December 31, 2018
Computer hardware and purchased software	$259,959	$254,470
Leasehold improvements	221,666	221,666
Furniture and fixtures	82,056	82,056
	563,681	558,192
Less: accumulated depreciation and amortization	(554,969)	(549,061)
Property and equipment, net	$8,712	$9,131

Total depreciation and amortization expense on the Company’s property and equipment for the three and nine months ended September 30, 2019 and 2018 amounted to $1,901 and $5,908, respectively, and $2,429 and $7,007, respectively.

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

The Company issued convertible promissory notes on December 30, 2016 in an aggregate amount of $315,000, and on January 6, 2017 and January 31, 2017 in an aggregate amount of $560,000 (collectively, the “2016 Unrelated Notes”), to unrelated accredited investors (the “2016 Note Investors”). Placement agent and escrow agent fees of $100,255 in the aggregate for those issuances, were paid out of the cash proceeds of those issuances. The 2016 Unrelated Notes bore interest at an annual rate of interest of 12% until maturity, with partial interest of 6% payable quarterly, and an original maturity date of December 31, 2018. The 2016 Note Investors had the right, in their sole discretion, to convert the 2016 Unrelated Notes into shares of Company common stock at a conversion rate of $0.65 per share. On September 17, 2018, the 2016 Unrelated Notes were amended to mature on December 31, 2020, and bear interest at an annual rate of interest of 10% until maturity, with partial interest of 5% payable quarterly. With the amendment, the 2016 Note Investors have the right, in their sole discretion, to convert the 2016 Unrelated Notes into shares of Company common stock at a conversion rate of $0.40 per share. The amendment was accounted for as a troubled debt restructuring with the future undiscounted cash flows being greater than the carrying value of the debt prior to extension. No gain was recorded on the amendment, and a new effective interest rate on the 2016 Unrelated Notes was established based on the carrying value of the debt and the revised future cash flows. If the 2016 Unrelated Notes have not been fully repaid by the Company by the maturity date or converted into shares at the election of the 2016 Note Investors prior to maturity, then they will accrue interest at the annual rate of 12% from the maturity date until the date the 2016 Unrelated Notes are repaid in full. Any interest not paid quarterly will also accrue interest at the annual rate of 7% instead of 5%. The Company used the proceeds of the 2016 Unrelated Notes for working capital, general corporate purposes, and debt repayment. The Company recognized an initial beneficial conversion feature in the amount of $369,677, plus a fair value adjustment of $56,661 under the troubled debt restructuring accounting. Interest expense recognized on the amortization of the beneficial conversion feature of the 2016 Unrelated Notes was $12,675 and $38,027, and $40,329 and $132,748 for the three and nine months ended September 30, 2019 and 2018, respectively.

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

The table below reflects all notes payable at September 30, 2019 and December 31, 2018, respectively, with the exception of related party notes disclosed in Note 9 - Notes Payable - Related Parties.

	September 30, 2019	December 31, 2018
2016 Unrelated Notes, net of beneficial conversion feature of $63,378 and $101,405, respectively	$811,622	$773,595
2017 Unrelated Notes	1,760,000	1,760,000
2018 Unrelated Notes	900,000	900,000
Total notes payable	$3,471,622	$3,433,595
Less unamortized debt issuance costs	(180,418)	(288,669)
Long-term portion of notes payable	$3,291,204	$3,144,926

Future minimum principal payments of these notes payable as described in this Note 8, with the exception of the related party notes in Note 9 - Notes Payable - Related Parties, are as follows:

For the Twelve Months
Ending September 30,	Amount
2021	$3,535,000
Total	$3,535,000

As of September 30, 2019 and December 31, 2018, accrued interest for these notes payable, with the exception of the related party notes in Note 9 - Notes Payable - Related Parties, was $776,432 and $379,339, respectively, and is reflected within other long-term liabilities on the condensed consolidated balance sheets. As of September 30, 2019 and December 31, 2018, deferred financing costs were $180,418 and $288,669, respectively, and are reflected within long term liabilities on the consolidated balance sheets.

With respect to all notes outstanding (other than the notes to related parties), for the three and nine months ended September 30, 2019, and 2018, interest expense, including the amortization of deferred financing costs, original issue discounts, deferred interest and related fees, interest expense related to warrants issued for the conversion of convertible notes, and the embedded conversion feature was $186,198 and $544,639, respectively, and $161,892 and $492,691, respectively.

9.	Notes Payable - Related Parties

On March 29, 2012, the Company issued an unsecured promissory note in the amount of $238,000, bearing interest at an annual rate of 10%, payable to Ramon Shealy, a then-director of the Company, who subsequently resigned from the Company’s board of directors (“Board of Directors”) on December 17, 2012, for personal reasons. All principal and interest was initially due and payable on September 27, 2012, but was later extended to November 24, 2012. On April 16, 2012, the Company issued another promissory note payable to Mr. Shealy in the amount of $12,000, bearing interest at a rate of 10%. All principal and interest was initially due on July 15, 2012, but was later extended to November 24, 2012. On November 24, 2012, the two notes were cancelled and replaced with a $250,000 promissory note, under the same terms, with an initial maturity date of January 1, 2014 (the “Shealy Note”). On December 24, 2013, the maturity date of the $250,000 Shealy Note was extended to January 1, 2015. On March 13, 2013, the Company paid $100,000 of the principal amount of the $250,000 Shealy Note. On December 31, 2014, the Company and Mr. Shealy agreed to extend the repayment terms of the Shealy Note for the remaining total principal and interest in the amount of $193,453 so that the outstanding balance of the Shealy Note became payable in 60 monthly installments beginning January 31, 2015, with a maturity date of January 1, 2020. As of September 30, 2019 and December 31, 2018, the Shealy Note had a principal balance of $12,185 and $46,807, respectively.

On December 30, 2016, the Company issued convertible promissory notes in an aggregate amount of $375,000 (the “2016 Related Notes”) to accredited investors (the “2016 Related Note Investors”), including Robert Taglich and Michael Taglich (each holding more than 5% beneficial interest in the Company’s shares) and Robert Schroeder (a director of the Company). The 2016 Related Notes bore interest at an annual rate of interest of 12% until maturity, with partial interest of 6% payable quarterly, and an initial maturity date of December 31, 2018. The 2016 Related Note Investors had a right, in their sole discretion, to convert the 2016 Related Notes into shares of Company common stock at a conversion rate of $0.65 per share. On September 17, 2018, the 2016 Related Notes were amended to mature on December 31, 2020, and to bear interest at an annual rate of interest of 10% until maturity, with partial interest of 5% payable quarterly. With the amendment, the 2016 Related Note Investors have the right, in their sole discretion, to convert the 2016 Related Notes into shares at a conversion rate of $0.40 per share. The amendment was accounted for as a troubled debt restructuring with the future undiscounted cash flows being greater than the carrying value of the debt prior to extension. No gain was recorded on the amendment, and a new effective interest rate on the 2016 Related Notes was established based on the carrying value of the debt and the revised future cash flows. If the 2016 Related Notes have not been fully repaid by the Company by the maturity date or converted into shares at the election of the 2016 Related Note Investors prior to the maturity date, then they will accrue interest at the annual rate of 12% from the maturity date until the date the 2016 Related Notes are repaid in full. Any interest not paid quarterly will also accrue interest at the annual rate of 7% instead of 5%. The Company used the proceeds of the 2016 Related Notes for working capital, general corporate purposes, and debt repayment. The Company recognized an initial beneficial conversion feature in the amount of $144,231, plus a fair value adjustment of $24,710 under the troubled debt restructuring accounting. Interest expense recognized on the amortization of the beneficial conversion feature of the 2016 Related Notes was $5,004 and $15,011, and $15,735 and $51,793, for the three and nine months ended September 30, 2019 and 2018, respectively.

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

The table below reflects the notes payable to related parties at September 30, 2019 and December 31, 2018, respectively:

	September 30, 2019	December 31, 2018
The $250,000 Shealy Note	12,185	46,807
2016 Related Notes, net of beneficial conversion feature of $25,019 and $40,030, respectively	349,981	334,970
2017 Related Notes	390,000	390,000
2018 Related Notes	400,000	400,000
Total notes payable - related party	$1,152,166	$1,171,777
Unamortized debt issuance costs	(49,396)	(79,033)
Less current portion	(12,185)	(46,807)
Long-term portion of notes payable-related party	$1,090,585	$1,045,937

Future minimum principal payments of these notes payable as described in this Note 9 are as follows:

For the Twelve Months Ending
September 30,	Amount
2020	$12,185
2021	1,165,000
TOTAL	$1,177,185

As of September 30, 2019 and December 31, 2018, accrued interest for these notes payable – related parties amounted to $248,948 and $122,956, respectively, and is reflected within other long-term liabilities on the condensed consolidated balance sheets.

For the three and nine months ended September 30, 2019 and 2018, interest expense in connection with notes payable – related parties was $58,958 and $173,011, respectively, and $44,750 and $142,287, respectively.

10.	Deferred Compensation

Pursuant to the Company’s employment agreements with the founders, the founders have earned incentive compensation totaling $130,089 and $165,166 payable in cash, as of September 30, 2019 and December 31, 2018, respectively, which payment obligation has been deferred by the Company until it reasonably believes it has sufficient cash to make the payment. Following the retirement of founder A. Michael Chretien on December 8, 2017, the Company commenced making bi-weekly payments to A. Michael Chretien of $1,846 which will continue until the deferred compensation has been paid in full, which will comprise 61 full payments and one partial payment of $1,569. For the three and nine months ended September 30, 2019 and 2018, the Company paid $11,077 and $35,077, respectively, which is reflected as a reduction in the deferred compensation liability.

11.	Commitments and Contingencies

Employment Agreements

The Company has entered into employment agreements with three of its key executives. Under their respective agreements, the executives serve at will and are bound by typical confidentiality, non-solicitation and non-competition provisions. Deferred compensation for the founders of the Company, as disclosed in Note 10 above, is still outstanding as of September 30, 2019.

Operating Leases

On January 1, 2010, the Company entered into an operating lease with a third party for 6,000 rentable square feet of office space in Columbus, Ohio. The lease commenced on January 1, 2010 and, pursuant to a lease extension dated August 9, 2016, the lease expires on December 31, 2021.

Future minimum lease payments under this operating lease are as follows:

For the Twelve Months Ending September 30,	Amount
2020	$53,964
2021	55,314
2022	13,914
$123,192

Lease costs charged to operations for the three and nine months ended September 30, 2019 and 2018 amounted to $12,814 and $38,441, respectively, and $13,252 and $39,755, respectively. Additional information pertaining to the Company’s lease are as follows:

For the Nine Months Ending September 30, 2019:
Operating cash flows from operating leases	$30,982
Weighted average remaining lease term – operating leases	2.5 years
Weighted average discount rate – operating leases	8.0%

12.	Stockholders’ Equity

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

Issuance of Restricted Common Stock to Directors

On January 7, 2019 and January 5, 2018, the Company issued 522,729 and 302,629 shares, respectively, of restricted common stock to directors of the Company as part of an annual compensation plan for directors. The grant of shares was fully vested upon issuance. For the three and nine months ended September 30, 2019 and 2018, stock compensation of $0 and $57,500 was recorded on the issuance of the common stock.

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

Between November 17 and November 30, 2017, the Company issued convertible promissory notes, the 2017 Unrelated Notes and the 2017 Related Notes (collectively, the “2017 Notes”), in an aggregate amount of $2,150,000 to certain accredited investors, including related parties, in private placements. The Company retained Taglich Brothers, Inc. as the exclusive placement agent for the private placement offering of the 2017 Notes. In compensation for the placement agent’s services in the private placement offering of the 2017 Notes, the Company paid the placement agent a cash payment of 8% of the gross proceeds of the offering, along with warrants to purchase shares of Company common stock, and the reimbursement for the placement agent’s reasonable out of pocket expenses, FINRA filing fees and related legal fees. On November 17, 2017, the Company paid the placement agent cash in the amount of $172,000 and issued the placement agent warrants to purchase 354,000 shares at an exercise price at $0.25 per share, which are exercisable for a period of five years after issuance, contain customary cashless exercise provisions and anti-dilution protection and were entitled to piggyback registration rights that were exercised in connection with the Company’s Registration Statement on Form S-1 declared effective in February 2018. On November 30, 2017, the Company issued the placement agent warrants to purchase 506,000 shares at an exercise price at $0.25 per share, which are exercisable for a period of five years after issuance, contain customary cashless exercise provisions and anti-dilution protection and are entitled to registration rights that were exercised in connection with the Company’s Registration Statement on Form S-1 declared effective in February 2018. Debt issuance costs of $126,603 was recorded for the issuance of the November 17 and November 30, 2017 warrants, utilizing the Black-Scholes valuation model. The fair value of warrants issued was determined to be $0.17 and $0.13 for the November 17 and November 30 warrants, respectively. For the three and nine months ended September 30, 2019 and 2018, interest expense of $22,089 and $66,267, and $42,600 and $127,801, respectively, was recorded as amortization of the debt issuance costs.

Between September 20 and September 26, 2018, the Company issued convertible promissory notes, the 2018 Unrelated Notes and the 2018 Related Notes (collectively, the “2018 Notes”), in an aggregate amount of $1,300,000 to certain accredited investors, including related parties, in private placements. The Company retained Taglich Brothers, Inc. as the exclusive placement agent for the private placement offering of the 2018 Notes. In compensation, the Company paid the placement agent a cash payment of 8% of the gross proceeds of the offering, along with warrants to purchase shares of Company common stock, and reimbursement for the placement agent’s reasonable out of pocket expenses, FINRA filing fees and related legal fees. On September 20, 2018, the Company paid the placement agent cash in the amount of $40,000 and issued the placement agent warrants to purchase 307,692 shares at an exercise price at $0.13 per share, which are exercisable for a period of five years after issuance, contain customary cashless exercise provisions and anti-dilution protection and are entitled to limited piggyback registration rights. On September 26, 2018, the Company paid the placement agent cash in the amount of $64,000 and issued the placement agent warrants to purchase 492,308 shares at an exercise price at $0.18 per share, which are exercisable for a period of five years after issuance, contain customary cashless exercise provisions and anti-dilution protection and are entitled to limited piggyback registration rights. Debt issuance costs of $64,348 was recorded for the issuance of the September 20 and September 26, 2018 warrants, utilizing the Black-Scholes valuation model. The fair value of warrants issued was determined to be $0.10 and $0.07 for the September 20 and September 26 warrants, respectively. For the three and nine months ended September 30, 2019, interest expense of $21,688 and $65,063, respectively, was recorded as amortization of the debt issuance costs.

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

Shares Issued and Outstanding and Shares Reserved for Exercise of Warrants, Convertible Notes, and the 2015 Plan

The Company has 18,524,878 shares issued and outstanding, 6,726,625 shares reserved for issuance upon the exercise of outstanding warrants, 27,465,047 shares reserved for issuance upon the conversion of convertible debt, and 3,366,506 shares reserved for issuance under the Intellinetics Inc. 2015 Equity Incentive Plan (the “2015 Plan”), as of September 30, 2019.

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

The weighted average estimated values of director and employee stock option grants, as well as the weighted average assumptions that were used in calculating such values during the nine months ended September 30, 2019 and 2018, were based on estimates at the date of grant as follows:

	April 30,	January 1,	February 10,
	2015 Grant	2016 Grant	2016 Grant
Risk-free interest rate	1.43%	1.76%	1.15%
Weighted average expected term	5 years	5 years	5 years
Expected volatility	143.10%	134.18%	132.97%
Expected dividend yield	0.00%	0.00%	0.00%

	December 6,	March 15,	September 25,
	2016 Grant	2017 Grant	2017 Grant
Risk-free interest rate	1.84%	2.14%	1.85%
Weighted average expected term	5 years	5 years	5 years
Expected volatility	123.82%	121.19%	130.79%
Expected dividend yield	0.00%	0.00%	0.00%

	January 30,	March 11,
	2019 Grant	2019 Grant
Risk-free interest rate	2.54%	2.44%
Weighted average expected term	5 years	5 years
Expected volatility	115.80%	116.46%
Expected dividend yield	0.00%	0.00%

A summary of stock option activity during the nine months ended September 30, 2019 and 2018 is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2018	2,238,000	$0.55	9 years	79,200

Outstanding at September 30, 2018	2,238,000	$0.55	8 years	$79,200

Exercisable at September 30, 2018	1,408,000	$0.59	8 years	$79,200

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2019	2,238,000	$0.55	8 years	79,200
Granted	2,177,500	0.13
Forfeited and expired	(1,672,500)	0.86

Outstanding at September 30, 2019	2,743,000	$0.26	9 years	$79,200

Exercisable at September 30, 2019	2,148,000	$0.30	8 years	$79,200

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2019 was $0.09. There were no grants during the nine months ended September 30, 2018.

As of September 30, 2019, and December 31, 2018, there was $72,643 and $185,754, respectively, of total unrecognized compensation costs related to stock options granted under our stock option agreements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of two years. The total fair value of stock options that vested during the nine months ended September 30, 2019 and 2018 was $105,785 and $192,914, respectively.

14.	Concentrations

Revenues from the Company’s services to a limited number of customers have accounted for a substantial percentage of the Company’s total revenues. For the three months ended September 30, 2019, the Company’s two largest customers, Avenu Insight & Analytics, a reseller, and Milwaukee Police Department, a direct client, accounted for approximately 12% and 11%, respectively, of the Company’s total revenue for that period. For the three months ended September 30, 2018, the Company’s two largest customers, Mid Ohio Strategic Technologies (“MOST”), a reseller and Loffler Companies, Inc. (“Loffler”), a reseller, accounted for approximately 26% and 9%, respectively, of the Company’s total revenue for that period. For the nine months ended September 30, 2019, the Company’s two largest customers accounted for approximately 12% of the Company’s total revenues for that period. For the nine months ended September 30, 2018, the Company’s two largest customers, MOST and Loffler, accounted for approximately 12% and 10%, respectively, of the Company’s total revenues for that period.

For the three months ended September 30, 2019 and 2018, government contracts represented approximately 43% and 24% of the Company’s total revenues, respectively. For the nine months ended September 30, 2019 and 2018 government contracts represented approximately 41% and 26%, respectively, of the Company’s total revenue.

As of September 30, 2019, accounts receivable concentrations from the Company’s three largest customers were 23%, 20%, and 13% of gross accounts receivable, respectively, and as of September 30, 2018, accounts receivable concentrations from the Company’s three largest customers were 27%, 14% and 14% of gross accounts receivable, respectively.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial conditions and results of operations of the Company for the three and nine months ended September 30, 2019 and 2018, should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Form 10-Q. References in this item to the “Company,” “us,” “we,” “our,” and similar terms refer to Intellinetics, a Nevada corporation, and its sole operating subsidiary, Intellinetics Ohio, an Ohio corporation, unless we state otherwise or the context indicates otherwise.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition accrued expenses, financing operations, contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carry value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this report for the three and nine months ended September 30, 2019.

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

Customers obtain use of the Company’s software by either purchasing it for installation onto their equipment, referred to as a “premise” model, or by accessing the platform via the Internet, referred to as a “cloud-based,” “software as a service,” or “SaaS” model. The Company anticipates that the provision of SaaS-based customer activation, will increase over time and become the priority in the market and the most significant strategic part of its revenue growth opportunity. Our SaaS products are hosted with Amazon Web Services, Expedient, and Skynet Managed Technology Services, offering our customers reliable hosting services with best practices in data security. Our revenues from cloud-based delivery of our software, including hosting services, as a percentage of total revenue for the nine months ended September 30, 2019 and 2018, were 34% and 30% respectively.

We operate a predominantly U.S. business with sales that are diversified by customer. We hold or compete for leading positions regionally in select markets and attribute this leadership to several factors including the strength of our brand name and reputation, our comprehensive offering of innovative solutions, and the quality of our service support. Net sales growth in sales of software as a service and software maintenance services during 2018 and year-over-year for the first nine months of 2019 reflects market demand for these solutions over traditional sales of on-premise software. We expect to continue to benefit from our select niche leader positions, diversified customer base, innovative product offering, installed base, and the impact of our sales and marketing programs. Examples of these programs include identifying and investing in growth and market penetration opportunities, more effectively pricing our products and services, increasing our sales force effectiveness through improved guidance, and continuing to optimize our lead generation and lead nurturing processes.

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

Executive Overview of Results

Below are our key financial results for the nine months ended September 30, 2019 (consolidated unless otherwise noted):

●	Revenues were $1,911,561, representing revenue growth of 9% year over year.

●	Cost of revenues was $420,259.

●	Operating expenses (excluding cost of revenues) were $2,315,920.

●	Loss from operations was $824,618.

●	Net loss was $1,542,268 with basic and diluted net loss per share of $0.08.

●	Operating cash flow was $(745,439).

●	Capital expenditures were $5,489.

●	Number of employees was 17 as of September 30, 2019.

Results of Operations

Revenues

We reported total revenues of $755,568 and $673,111 for the three months ended September 30, 2019 and 2018, respectively, representing an increase of $82,457 or 12%. For the nine months ended September 30, 2019 and 2018, revenues were $1,911,561 and $1,748,161, respectively, representing an increase of 163,400, or 9%. The net increase in total revenues year-over-year is primarily attributable to favorable one-time premise software projects (generally recognizable upon delivery), as well as ongoing growth of cloud-based software as a service (generally recognizable over time), offset by reduced project work involving third party solutions, as further described below.

Sale of software

Revenues from the sale of software principally consist of sales of additional or upgraded software licenses and applications to existing customers and sales of software to our resellers. These software revenues were $170,738 and $64,986, for the three months ended September 30, 2019 and 2018, respectively, representing an increase of $105,752, or 163%. The increase was due to timing of on-premise solutions and expansion projects sold. For the nine months ended September 30, 2019 and 2018, respectively, revenues were $179,590 and $140,138 representing an increase of $39,452, or 28%. The increase year-over-year in sales was due to timing and size of licenses delivered in Q3.

Sale of software as a service

For customers who wish to avoid the upfront costs and ongoing internal maintenance of typical premises-based software installations, we provide access to our software solutions as a service, accessible through the internet. Our customers typically enter into our software as a service agreement for periods of one year or more. Under these agreements, we generally provide access to the applicable software, data storage and related customer assistance and support. Our software as a service revenues were $214,237 and $173,515 for the three months ended September 30, 2019 and 2018, respectively, representing an increase of $40,722, or 23%. Our software as a service revenues were $643,402 and $527,697 for the nine months ended September 30, 2019 and 2018, respectively, representing an increase of $115,705, or 22%. The increase in revenue year-over-year was primarily the result of new customers choosing a cloud-based solution, as well as an incremental benefit from expanded data storage and hosting fees.

Sale of software maintenance services

Software maintenance services revenues consist of fees for post contract customer support services provided to license holders. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. A substantial portion of these revenues were generated from customers to whom we sold software in prior years who have continued to renew their maintenance agreements. The support and maintenance agreements typically have a term of 12 months. Our software maintenance support revenue was $248,343 and $251,660 for the three months ended September 30, 2019 and 2018, respectively, representing a decrease of $3,317, or 1%. Our software maintenance support revenue was $753,692 and $740,527 for the nine months ended September 30, 2019 and 2018, respectively, representing an increase of $13,165, or 2%. The increase in revenue year-over-year was the result of new growth, including expansion in existing accounts, and normal price increases exceeding attrition of existing maintenance agreement renewals.

Sales of professional services

Professional services revenues consist of revenues from consulting, discovery, training, and advisory services to assist customers with document management needs. These revenues include those arrangements where we do not sell software license as an element of the overall arrangement. Professional services revenues were $116,696 and $57,294 for the three months ended September 30, 2019 and 2018, respectively, an increase of $59,402, or 104%. The increase was driven by consulting and expansion projects, as well as growth in our document scanning services. For the nine months ended September 30, 2019 and 2018, professional services revenues were $311,101 and $168,849, respectively, representing an increase of $142,252, or 84%. The increase in revenue was due to timing of consulting contracts for customers seeking expanded applications for our solutions, project management, and training, as well as growth in our document scanning services.

Sale of third party services

Third party services consist of third party vendor software, hardware and/or services purchases as requested by our customers as needed in conjunction with our core software or services. By classifying these revenues under a separate revenue category, we reduce the extent to which fluctuations in this revenue category impact the other categories of revenues. Third party services revenues were $5,554 and $125,656 for the three months ended September 30, 2019 and 2018, respectively, representing a decrease of $120,102 or 96%, which was due to timing of certain types projects that are typically attached to new software or new software as a service sales. The third quarter of 2018 was unusually high for these types of solutions. For the nine months ended September 30, 2019 and 2018, third party services were $23,776 and $170,950, respectively, representing a decrease of $147,174, or 86%. The decrease is primarily due to timing of projects with third party components.

Costs of Revenue

The cost of revenues during the three months ended September 30, 2019 and 2018 were $147,690 and $261,758, respectively, representing a decrease of $114,068, or 44%, reflecting the improved mix away from third party solutions and improvements in the software and software as a service margins. For the nine months ended September 30, 2019 and 2018, the cost of revenues was $420,259 and $568,920, respectively, representing a decrease of $148,661, or 26%. The decrease in cost of revenue year-over-year is primarily the result of improvements in margins in software as a service, driven by more standardization, and software license mix.

Gross Margins

Overall gross margin for the three months ended September 30, 2019 and 2018 were 80% and 61%, respectively. The gross margin percentage year-over-year was improved due to improved mix, including specific third party projects in 2018 with unfavorable margins. For the nine months ended September 30, 2019 and 2018, the gross margins were 78% and 67%, respectively. The improved gross margin year-over-year is primarily as a result of improved margins in software as a service and software, as well as favorable product mix.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $510,817 during the three months ended September 30, 2019 as compared to $466,224 during the three months ended September 30, 2018, representing an increase of $64,593, or 14%. For the nine months ended September 30, 2019 and 2018, general and administrative expenses were $1,570,835 and $1,583,059, respectively, representing a decrease of $12,224, or 1%. The decrease in operating expenses year-over-year was the net of many small offsetting factors.

Sales and Marketing Expenses

Sales and marketing expenses were $248,757 during the three months ended September 30, 2019 as compared to $235,974 during the three months ended September 30, 2018, representing an increase of $12,783 or 5%. For the nine months ended September 30, 2019 and 2018, sales and marketing expenses were $739,177 and $742,074, respectively, representing a decrease of $2,897, or 0%. The decrease year-over-year was realized from outsourcing certain marketing functions, partially offset by increased spending on website updates in the third quarter.

Depreciation

Depreciation was $1,901 for the three months ended September 30, 2019, as compared to $2,429 for the three months ended September 30, 2018, representing a decrease of $528 or 22%. For the nine months ended September 30, 2019 and 2018, depreciation was $5,908 and $7,007, respectively, representing a decrease of $1,099 or 16%. The decrease year-over-year reflects the impact of assets becoming fully depreciated in 2019 more than offsetting incremental depreciation on new purchases.

Interest Expense, Net

Interest expense, net was $245,156 during the three months ended September 30, 2019 as compared to $206,642 during the three months ended September 30, 2018, representing an increase of $38,514 or 19%. For the nine months ended September 30, 2019 and 2018, interest expense was $717,650 and $634,978, respectively, an increase of $82,672, or 13%. The increase year-over-year resulted primarily from increased interest expense and amortization of debt issuance costs associated with our convertible promissory notes issued in late September 2018.

Liquidity and Capital Resources

We have financed our operations primarily through a combination of cash on hand, cash generated from operations, borrowings from third parties and related parties, and proceeds from private sales of equity. As of September 30, 2019, we had $303,080 in cash, and a net working capital deficit of $456,104.

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

Equity Capital Resources

As of November 12, 2019, the Company had 18,524,878 shares of common stock issued and outstanding, and 37,795,963 shares of common stock reserved for issuance upon the exercise of outstanding warrants, convertible notes, and outstanding and unissued stock options under the 2015 Plan.

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

Summary of Outstanding Indebtedness at September 30, 2019

The Company’s outstanding indebtedness at September 30, 2019 was as follows:

●	The Shealy Note, issued December 31, 2014 with an original principal balance of $193,453, a current principal balance of $12,185, and accrued interest of $0.

●	The 2016 Unrelated Notes and the 2016 Related Notes issued to accredited investors on December 30, 2016 and on January 5 and January 31, 2017, with an aggregate original principal balance of $1,250,000, a current principal balance of $1,250,000, and accrued interest of $410,241.

●	The 2017 Unrelated Notes and the 2017 Related Notes issued to accredited investors on November 17 and November 30, 2017, with an aggregate original principal balance of $2,150,000, a current principal balance of $2,150,000, and accrued interest of $489,361.

●	The 2018 Unrelated Notes and the 2018 Related Notes issued to accredited investors on September 20 and September 26, 2018, with an aggregate original principal balance of $1,300,000, a current principal balance of $1,300,000, and accrued interest of $125,778.

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

Our plan is to increase our sales and market share by implementing a targeted marketing approach to select vertical markets and an expanded network of resellers through which we expect to sell our expanded software product portfolio, as well as continue to enhance our direct selling results. We expect our operations to continue to require additional capital in order to implement direct marketing campaigns and leads management, reseller training and on-boarding, and to develop additional software integration and customization capabilities. Although management believes that we may have access to additional capital resources, there are currently no commitments in place for new financing, and there is no assurance that we will be able to obtain funds on commercially acceptable terms, if at all.

Net cash used in operating activities for the nine months ended September 30, 2019 and 2018, was $745,439 and $923,737, respectively. During the nine months ended September 30, 2019, the net cash used in operating activities was primarily attributable to the net loss adjusted for non-cash expenses of $513,139, an increase in operating assets of $330,689 and an increase in operating liabilities of $614,379. During the nine months ended September 30, 2018, the net cash used in operating activities was primarily attributable to the net loss, adjusted for non-cash expenses of $624,760 and a net increase in operating liabilities of $239,380.

Cash Used by Investing Activities.

Net cash used in investing activities for the nine months ended September 30, 2019 and 2018 amounted to $5,489 and $3,410, respectively, and was related to the purchase of property and equipment.

Capital Expenditures

There were no material commitments for capital expenditures at September 30, 2019.

Cash Used by Financing Activities.

Net cash used by financing activities for the nine months ended September 30, 2019 amounted to $34,622. The net cash used by financing activities resulted from notes payable repayments to related parties.

Net cash used by financing activities for the nine months ended September 30, 2018 amounted to $1,134,504. The net cash provided by financing activities resulted from new borrowings of $1,300,000, offset by $34,655 of notes payable repayments to related parties, and payment of deferred financing costs of $130,841.

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

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. Other than the remediation described above, there were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

[None.][placeholder for AFK, if needed]

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

INTELLINETICS, INC.

Dated:	November 14, 2019

By:	/s/ James F. DeSocio
James F. DeSocio
President and Chief Executive Officer

Dated:	November 14, 2019

By:	/s/ Joseph D. Spain
Joseph D. Spain
Chief Financial Officer

