Form 10-K
period 2019-12-31
INTELLINETICS, INC.
filed 2020-03-30
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(614) 921-8170

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	INLX	None

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $794,756.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 2,810,840 shares of common stock, par value $0.001 per share, were outstanding as of March 26, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2019, are incorporated by reference in Part III hereof.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated into this report by reference contain, and we may from time to time make, forward-looking statements. From time to time in the future, we may make additional forward-looking statements in presentations, at conferences, in press releases, in other reports and filings and otherwise. Forward-looking statements are all statements other than statements of historical fact, including statements that refer to plans, intentions, objectives, goals, targets, strategies, hopes, beliefs, projections, prospects, expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. The words “may,” “could,” “should,” “would,” “will,” “project,” “intend,” “continue,” “believe,” “anticipate,” “estimate,” “forecast,” “expect,” “plan,” “potential,” “opportunity,” “scheduled,” “goal,” “target,” and “future,” variations of such words, and other comparable terminology and similar expressions and references to future periods are often, but not always, used to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about the following:

●	our prospects, including our future business, revenues, expenses, net income, earnings per share, margins, profitability, cash flow, cash position, liquidity, financial condition and results of operations, backlog of orders and revenue, our targeted growth rate, our goals for future revenues and earnings, and our expectations about realizing the revenues in our backlog and in our sales pipeline;

●	the potential impact of the recent Coronavirus disease (“COVID-19”) on our business and results of operations;

●	the effects on our business, financial condition and results of operations of current and future economic, business, market and regulatory conditions, including the current economic and market conditions and their effects on our customers and their capital spending and ability to finance purchases of our products, services, technologies and systems;

●	the effects of fluctuations in sales on our business, revenues, expenses, net income, earnings per share, margins, profitability, cash flow, capital expenditures, liquidity, financial condition and results of operations;

●	our products, services, technologies and systems, including their quality and performance in absolute terms and as compared to competitive alternatives, their benefits to our customers and their ability to meet our customers’ requirements, and our ability to successfully develop and market new products, services, technologies and systems;

●	our markets, including our market position and our market share;

●	our ability to successfully develop, operate, grow and diversify our operations and businesses;

●	our business plans, strategies, goals and objectives, and our ability to successfully achieve them;

●	the sufficiency of our capital resources, including our cash and cash equivalents, funds generated from operations, availability of borrowings under our credit and financing arrangements and other capital resources, to meet our future working capital, capital expenditure, lease and debt service and business growth needs;

●	the value of our assets and businesses, including the revenues, profits and cash flow they are capable of delivering in the future;

●	the effects on our business operations, financial results, and prospects of business acquisitions, combinations, sales, alliances, ventures and other similar business transactions and relationships;

●	industry trends and customer preferences and the demand for our products, services, technologies and systems; and

●	the nature and intensity of our competition, and our ability to successfully compete in our markets.

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

ii

PART I

ITEM 1. BUSINESS

Company Overview

Intellinetics, Inc., formerly known as GlobalWise Investments, Inc. (“Intellinetics”), is a Nevada holding company incorporated in 1997, with two subsidiaries: (i) Intellinetics, Inc., an Ohio corporation that is wholly-owned by Intellinetics (“Intellinetics Ohio”) and (ii) Graphic Sciences, Inc., a Michigan corporation that is also wholly-owned by Intellinetics (“Graphic Sciences,” together with Intellinetics Ohio and Intellinetics, the “Company,” “we,” “us” and “our”).

The Company is a document services and solutions software company serving both the small-to-medium business and governmental sectors. The Company’s software platform allows customers to capture and manage all documents across operations such as scanned hard-copy documents and all digital documents including those from Microsoft Office 365, digital images, audio, video and emails. The Company’s document services offerings provide assistance to clients with document management generally and migration to our software solutions. The Company’s solutions create value for customers by making it easy to connect business-critical documents to the people who need them by making them easy to find, while also being secure and compliant with the customers’ audit requirements.

Customers obtain use of the Company’s software by either purchasing it for installation onto their equipment, referred to as a “premise” model, or by accessing the platform via the Internet, referred to as a “cloud-based,” “software as a service,” or “SaaS” model. The Company continues to see increases in its provision of SaaS-based customer activation, and this migration by clients is the most significant strategic part of its revenue growth opportunity. Our SaaS products are hosted with Amazon Web Services, Expedient, and Skynet Managed Technology Services, offering our customers reliable hosting services with best practices in data security.

Intellinetics Ohio was incorporated in 1996, and on February 10, 2012, Intellinetics Ohio became the sole operating subsidiary of Intellinetics as a result of a reverse merger and recapitalization. On March 2, 2020, Intellinetics purchased Graphic Sciences, Inc., a Michigan-based company, as described in “Recent Events,” below.

Recent Events

On March 2, 2020, Intellinetics acquired all of the issued and outstanding capital stock of Graphic Sciences (the “GSI Acquisition”). The initial purchase price for Graphic Sciences consisted of approximately $3.5 million in cash, on a cash-free, debt-free basis, and subject to a post-closing net working capital adjustment.  In addition to the initial purchase price, three annual potential earnout payments of up to an aggregate of $2.5 million will be payable to the Sellers over three years if certain gross profit levels are achieved.  Located in Madison Heights, Michigan, Graphic Sciences is a document management company that provides indexing and scanning services, as well as physical document storage and retrieval services. Multi-year state and local government contracts account for the majority of Graphic Sciences’ sales. More details regarding the GSI Acquisition are set forth in the Company’s Current Report on 8-K filed on March 4, 2020.

Also on March 2, 2020, the Company completed a private offering with certain accredited investors (the “Investors”), pursuant to which the Company issued and sold (i) 875,000 shares of the Company’s common stock, at a price of $4.00 per share, for aggregate gross proceeds of $3,500,000 and (ii) 2,000 units (“Units”), with each Unit consisting of $1,000 in 12% subordinated notes and 40 shares, for aggregate gross proceeds of $2,000,000 in Units and $5,500,000 for the combined private placement (the “Offering”).  The Company used a portion of the net proceeds of the Offering to finance the Acquisition described above, and intends to use the remaining net proceeds for working capital and general corporate purposes, including potentially other future acquisitions. More details regarding the Offering are set forth in the Company’s Current Report on 8-K filed on March 4, 2020.

On March 2, 2020, the Company entered into amendments (the “Note Amendments”) to all of its currently outstanding Convertible Promissory Notes, which were issued by the Company to various investors in 2016, 2017, and 2018 (collectively, the “2016-2018 Notes”). The Note Amendments permit the Company, in the event the Company offers its shares of Common Stock to investors in any private placement of securities, to convert all of the then-outstanding principal and accrued and unpaid interest payable with respect to the 2016-2018 Notes into shares of Common Stock upon the same terms as such private placement. Pursuant to the Note Amendments, on March 2, 2020, the Company converted all of the then-outstanding principal and accrued and unpaid interest payable with respect to the 2016-2018 Notes into the aggregate amount of 1,433,739 shares of Common Stock at a conversion price of $4.00 per share (the “Note Conversion”). More details regarding the Note Conversion are set forth in the Company’s Current Report on 8-K filed on March 4, 2020.

Effective February 27, 2020, upon recommendation and authorization by the Board of Directors, stockholders holding a majority in interest of the issued and outstanding shares of Common Stock, acting by written consent, adopted an amendment to the Company’s Articles of Incorporation to (i) effectuate a one-for-fifty (1-for-50) reverse split of the Company’s Common Stock (the “Reverse Split”) and (ii) reduce the number of authorized shares of Common Stock of the Company as of the effective date of such amendment to 25,000,000 shares (collectively, the “Reverse Split Amendment”). On March 3, 2020, the Company filed the Reverse Split Amendment, which became effective on March 20, 2020. On March 1, 2020, upon recommendation and authorization by the Board of Directors, stockholders holding a majority in interest of the issued and outstanding shares of Common Stock of the Company, acting by written consent, adopted an amendment to the Company’s Articles of Incorporation to increase the authorized number of shares of Common Stock to 3,200,000 shares (representing 160,000,000 on a pre-split basis) from 1,500,000 shares (representing 75,000,000 on a pre-split basis) (the “Shares Increase Amendment”), in order to facilitate the GSI Acquisition, the Offering, and the Note Conversion. On March 2, 2020, the Company filed the Shares Increase Amendment, which was effective immediately upon filing. More details regarding the Reverse Split and Shares Increase Amendment are set forth in the Company’s Current Report on 8-K filed on March 4, 2020.

Software and Services

Intellinetics Ohio

Intellinetics Ohio’s flagship software platform is IntelliCloudTM, reflecting the Company and market focus on growth via cloud-based managed document service delivery. Intellinetics Ohio also provides software-related professional services that include installation, integration, training, consulting services, and scanning, as well as ongoing software maintenance and customer support.

The four primary components of the IntelliCloudTM solution are as follows:

●	Image Processing: includes image processing modules used for capturing, transforming and managing images of paper documents, including support of distributed and high-volume capture, optical character recognition;

●	Records Management: addresses needs relating to retention of content through automation and policies, ensuring legal, regulatory and industry compliance for our clients;

●	Workflow: supports business processes, routing content electronically, assigning work tasks and states (e.g., reviews or approvals, including incident case management), and creating related audit trails;

●	Extended Components: includes document composition and e-forms (via third party OEM integration partnership), search, content and web analytics (via third party data visualization and advanced OCR engine partnerships), email and information archiving, packaged application integration, and advanced capture for invoice processing.

Graphic Sciences

Our recently acquired subsidiary, Graphic Sciences, converts images from paper to digital, paper to microfilm, and microfiche to microfilm for business and federal, county, and municipal governments. Graphic Sciences also provides its clients with long-term paper and microfilm storage and retrieval options.

The four document service offerings provided by Graphic Sciences, are:

●	Digital Scanning Services. These services include paper scanning, newspaper and microfilm scanning, microfiche scanning, aperture card scanning, drawing scanning, and book scanning. Most government files must be retained for a long term or permanently, making such clients a prime candidate for digital conversion. There are four production categories for these services, consisting of document prep, scanning, indexing, and delivery.

●	Microfilm and Microfiche. Graphic Sciences provides microfilming/microfiche, converting scanned images to microfilm or microfiche, and microfilm/microfiche preservation and duplication.

●	Box Storage Services. Graphic Sciences provides physical document storage and retrieval services for its clients.

●	Scanning Equipment, Software and Repair. Graphic Sciences sells and services document image software, document scanners, and microfilm scanners, readers and printers. This is a smaller, slowly declining part of Graphic Science’s business.

Marketing and Sales

The Company has a multi-channel sales model that directs our sales efforts toward both sales through direct sales and through intermediaries, such as software developers and resellers and multi-function device resellers. We have developed marketing programs with resellers and distributors (collectively, “Resellers”) that facilitate their selling and support of our software solutions. We believe that our Reseller strategy improvements have increased the competitive strength of our platform of products. In addition, we have established a set of business solutions templates for specific vertical markets that provide base software configurations which we believe will facilitate our delivery and installation of software to our customers in both our direct and Reseller channels. We believe that these advancements, in the aggregate, will allow us to license and sell our products to a targeted customer base, shortening our sales cycle, making margins more consistent, and allowing us to expand our sales through existing and new Reseller partnerships and direct customers. We continue to devote significant efforts, in both development and marketing, in enhancing all channels to market.

Competition and Market Position

The market for our products is competitive, and we expect that competition will continue to intensify as the document solutions markets evolve and potentially consolidate.

We believe the Intellinetics Ohio primary competitors in our market, primarily the small-to-medium business (SMB) and governmental sectors, are DocuWare, Square 9, M-files, On Base, and Laserfiche. The principal competitive factors affecting the market for our software products and services include: (i) vendor and product reputation; (ii) product quality, performance and price; (iii) the availability of software products on multiple platforms; (iv) product scalability; (v) product integration with other enterprise applications; (vi) software functionality and features; (vii) software ease of use; (viii) the quality of professional services, customer support services and training; and (ix) the ability to address specific customer business problems. We believe that the relative importance of each of these factors depends upon the concerns and needs of each specific customer.

We believe the Graphic Sciences competitors vary from smaller entrepreneur shops to larger entities, including Iron Mountain. The principal competitive factors affecting the market for our software products and services include: (i) vendor and services reputation and (ii) services quality, performance and price. We believe that the relative importance of each of these factors depends upon the concerns and needs of each specific customer, and that, for our current and prospective customers, maintaining secure control over the customers’ information is highly valued.

We believe that the consolidated Company has advantages over our competitors in the small-to-medium business market, and particularly organizations in highly regulated, risk and compliance-intensive markets, such as state and local government, non-clinical health care, and K-12 education. In our view, the Company will remain competitive by remaining a focused niche provider with product offerings aligned with buyer-specific requirements. We anticipate that the Company will benefit from five specific advantages already in place:

●	Turnkey cloud or premise document workflow and document conversion solutions targeting specific industry customers with benchmark value-to-price ratio;

●	Rigorous quality review process and maintenance of customer data confidentiality in document conversions;

●	Modular solution packaging and rapid customer activation model;

●	Integrated on-demand solutions library as standard platform feature; and

●	Proprietary AuditShieldTM compliance management module as a standard platform feature providing customers with a simple way to know if documents required by law or policy are missing.

We believe, with these competitive strengths, that the Company is well positioned as a cloud-based managed document services provider for the small-to-medium business and governmental sectors.

Customers

Intellinetics Ohio

Revenues from Intellinetics Ohio’s services to a limited number of customers have accounted for a substantial percentage of Intellinetics Ohio’s total revenues. For the twelve months ended December 31, 2019, Intellinetics Ohio’s two largest customers, Loffler, Inc. (including their acquisition of Laser Systems, Inc. (“LSI”)), a reseller, and Franklin County Board of Developmental Disabilities, a direct client, accounted for approximately 6%, each, of the Intellinetics Ohio’s revenues for that period. For the twelve months ended December 31, 2018, Intellinetics Ohio’s three largest customers, Tiburon, Inc., a Reseller, Mid-Ohio Strategic Technologies, a reseller, and LSI, accounted for approximately 11%, 10%, and 10%, respectively, of Intellinetics Ohio’s revenues for that period.

For the twelve months ended December 31, 2019 and 2018, government contracts represented approximately 41% and 30% of Intellinetics Ohio’s net revenues, respectively, including a significant portion of Intellinetics Ohio’s sales to Resellers which represent ultimate sales to government agencies. Due to their dependence on state, local and federal budgets, government contracts carry short terms, typically less than 18 months. Since our inception, our contracts with government customers have generally renewed on the original terms and conditions upon expiration.

Graphic Sciences

Graphic Sciences’ has significant customer concentration with the State of Michigan. Graphic Sciences’ contract is for five years from June 1, 2018 to May 30, 2023 with a provision for two, one-year extensions. The contract is issued to Graphic Sciences through the Michigan Department of Management and Budget, Enterprise Procurement and managed through the Department of Management and Budget, Records Management Services Division (RMS).

The contract provides local and state government agencies access to digital and micrographic conversion services. These agencies have the option to perform these conversion services internally or go out to bid if they so choose. Typically, they elect to have these services outsourced to Graphic Sciences through RMS, which eliminates the bidding process.

All agencies and departments are able to use the services and prices provided under this contract. Mechanically, the work Graphic Sciences performs is invoiced to RMS and the end user is invoiced through the State of Michigan accounting system. Graphic Sciences does not invoice the end user directly. Graphic Sciences has a single point of contact for managing billing and receipt. The state in effect acts as a reseller of Graphic Sciences services to the other agencies and makes a mark-up of what is charged.

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

Software Development

We design, develop, test, market, license, and support new software products and enhancements of current products.

In accordance with ASC 985-20 “Costs of Software to be Sold, Leased or Otherwise Marketed,” we expense software development costs, including costs to develop software products or the software component of products to be sold, leased, or marketed to external users, before technological feasibility is reached. Technological feasibility is typically reached shortly before the release of such products and as a result, development costs that meet the criteria for capitalization were not material for the periods presented in this report.

In accordance with ASC 350-40, “Internal-Use Software,” the Company capitalizes purchase and implementation costs of internal use software. No such costs were capitalized during the periods presented in this report.

Employees

As of March 26, 2020, we employed a total of 77 individuals; all but 8 are full-time employees. We believe that relations with our employees are good. None of our employees are represented by a labor union, and we do not have collective bargaining arrangements with any of our employees.

Executive Officers and Board of Directors

On December 31, 2019, our executive officers and directors included the following:

Name	Age	Title

James F. DeSocio	64	President, Chief Executive Officer, and Director

Matthew L. Chretien	52	Chief Strategy Officer, Chief Technology Officer, Secretary, and Director

Joseph D. Spain	52	Chief Financial Officer, Treasurer

Rye D’Orazio	65	Director

Robert C. Schroeder	53	Director, Chairman of the Board

Sophie Pibouin	52	Director

Roger Kahn	50	Director

James F. DeSocio, President, Chief Executive Officer, and Director. Mr. DeSocio joined the Company on September 25, 2017. Prior to joining the Company, Mr. DeSocio, age 64, served as Chief Revenue Officer at Relayware, LLC, a global provider of Partner Relationship Management solutions, from January 2015 to September 2017. From January 2013 to November 2014, Mr. DeSocio served as Executive Vice President of Operations for XRS Corporation, a fleet management software solutions provider. From October 2007 to September 2012, Mr. DeSocio served as Executive Vice President of Sales and Business Development for Antenna Software, Inc., a business mobility solutions provider. Mr. DeSocio has extensive experience in sales, marketing, international operations, mergers and acquisitions.

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

Robert C. Schroeder, Director. Mr. Schroeder was appointed as a member of our board of directors in September 2013, and as Chairman of the Board on October 5, 2017. Mr. Schroeder is Vice President of Investment Banking at Taglich Brothers and specializes in advisory services and capital raising for small public and private companies. Prior to that, Mr. Schroeder served as Senior Equity Analyst publishing sell-side research on publicly traded companies. Prior to joining Taglich Brothers, he served in various positions in the brokerage and public accounting industry. Mr. Schroeder received a B.S. degree in accounting and economics from New York University. He currently serves on the board of directors of publicly traded Air Industries Group, a manufacturer of aerospace parts and assemblies, Decisionpoint Systems, Inc., a leading provider and integrator of Enterprise Mobility, Wireless Applications and RFID solutions, and Akers BioSciences, Inc., a developer and manufacturer of rapid point-of-care diagnostic screening and testing products.

Sophie Pibouin, Director. Ms. Pibouin was appointed as a member of our board of directors on March 20, 2015. Ms. Pibouin is currently employed by Resulticks as Head of Sales, U.S.. From 2014 to June 2019 Ms. Pibouin served as the worldwide Sales Leader of the IBM Watson marketing brand. Prior to that, Ms. Pibouin served as Chief Operating Officer, from 2012 to 2014, for SDL, PLC, a global provider of customer experience management software and solutions, having previously worked as a General Manager from 2010 to 2012. From 2006 to 2009, she served as Chief Operating Officer at Chronicle Solutions, Inc., a security software company. From 1990 to 2004, she worked for CA, Inc. (formerly Computer Associates), in a variety of positions including ultimately as Senior Vice President/GM for the Mid-Atlantic Region. She graduated with Honors as a Bachelor in International Commerce from the University of Flaubert in Rouen, France.

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

Risks Relating to Our Business

We could be negatively impacted by the recent outbreak of coronavirus (COVID-19).

In light of the uncertain and rapidly evolving situation relating to the spread of the coronavirus disease (COVID-19), this public health concern could pose a risk to our customers, our employees, our vendors and the communities in which we operate, which could negatively impact our business. The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted at this time. Due to the portion of our business that generates subscription-based revenue, the effect of COVID-19 may not be fully reflected in our results of operations until future periods. We could experience customer or widespread government shutdowns to prevent spread of the virus, employee impacts from illness, school closures and other community response measures, all of which could negatively impact our business.

Our management expressed going concern issues that note our need for capital and/or revenues to survive as a business.

The ability of the Company to continue as a going concern is dependent on our ability to manage cash and further implement our business plan. For the twelve months ended December 31, 2019 and 2018, Intellinetics Ohio had a net loss of $2,133,281 and $2,340,280, respectively, and Graphic Sciences had an unaudited net income of approximately $644,000 for the twelve months ended December 31, 2019. Intellinetics Ohio has an accumulated deficit of $20,796,066 as of December 31, 2019. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our current Independent Registered Public Accounting Firm’s reports on our financial statements for the twelve months ended December 31, 2019 and 2018, contained explanatory paragraphs indicating that there was substantial doubt as to the Company’s ability to continue as a going concern. Our going concern qualification is expected to significantly affect our ability to raise capital and have a meaningful negative effect on the cost of capital, if we are able to raise any capital at all. If we are unable to manage cash, generate revenues from operations, or raise capital, we may not be able to continue operations without significant curtailment.

We need to continue to maintain an effective system of internal controls, in order to be able to report our financial results accurately and timely and prevent fraud.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. We maintain a small accounting and reporting staff, concentrated in a few individuals. Any future weaknesses in our internal controls and procedures over financial reporting could result in material misstatements in our financial statements not being prevented or detected. We may experience difficulties or delays in completing remediation or may not be able to successfully remediate material weaknesses at all. Any material weakness or unsuccessful remediation could affect our ability to file periodic reports on a timely basis and investor confidence in the accuracy and completeness of our financial statements, which in turn could harm our business and have an adverse effect on our stock price and our ability to raise additional funds.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in this Annual Report on Form 10-K, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, deferred contract costs and commission expense, accounting for business combination, troubled debt restructuring and stock compensation.

Our cash reserves may be insufficient, and we may require additional capital to fund our future activities. We may not be able to ensure the survival of the business if we fail to raise additional capital on satisfactory terms and in sufficient amounts when the needs arrive.

As of December 31, 2019, we had cash of $404,165. Given the current outbreak of and containment strategies for coronavirus (COVID-19) and given our history of operating losses, we believe that, through the next 12 months, the capital requirements to cover our operating costs and fund growth may not be met from cash flows generated by operations. There is no assurance that we will be able to obtain additional capital or debt financing within that time. We will be required to meet our needs from increased internally generated cash flows, debt financings and/or equity financings. We are dependent on our ability to obtain financing to continue operations and to implement our business plan. The type, timing and terms of the additional financing we may select will depend on, among other things, our cash needs, the availability of other financing sources and prevailing conditions in the financial markets. Any financing would be dilutive to our stockholders. There can be no assurance that any of these sources will be available to us at any time. Even if additional capital is available, we may not be able to obtain debt or equity financing on terms favorable to us. If cash generated by operations is not sufficient to meet our capital requirements, the failure to obtain additional financing could result in a reduction or curtailment of our operations.

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

Global economic conditions and uncertainty are likely to adversely affect our operating results or financing in ways that are hard to predict or to defend against.

Our overall performance depends on economic conditions. The United States’ and world economies are currently suffering from uncertainty, volatility, disruption, and other adverse conditions, primarily caused by the current outbreak of and containment strategies for the coronavirus disease (COVID-19), and those conditions will adversely impact the business community and financial markets in ways that are difficult to fully understand at this moment. Moreover, instability in the global economy affects countries, including the United States, with varying levels of severity, which makes the impact on our business complex and unpredictable. During adverse economic conditions, many customers delay or reduce technology purchases. Contract negotiations are likely to become more protracted, or conditions could result in reductions in sales of our products, longer sales cycles, pressure on our margins, difficulties in collection of accounts receivable or delayed payments, increased default risks associated with our accounts receivable, slower adoption of new technologies, and increased price competition. In addition, a curtailment of the United States and global credit markets could adversely impact our ability to complete sales of our products and services, including maintenance and support renewals. Any of these prolonged events, are likely to cause a curtailment in government or corporate spending and delay or decrease customer purchases, and adversely affect our business, financial condition, and results of operations.

Businesses and industries throughout the world are very tightly connected to each other. Thus, financial developments seemingly unrelated to us or to our industry may adversely affect us over the course of time. For example, credit contraction in financial markets may hurt our ability to access credit in the event that we require significant access to credit for other reasons. Similarly, volatility in our stock price could hurt our ability to raise capital for the financing of acquisitions or other reasons. Any of these events, or any other events caused by the current turmoil in domestic or international financial markets, may have a material adverse effect on our business, operating results, and financial condition.

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

Revenues from a limited number of customers have accounted for a substantial percentage of our total revenues. Our two largest clients account for approximately 6% and 10% of our revenues for the twelve months ending December 31, 2019 and 2018, respectively. For the twelve months ended December 31, 2019 and 2018, government contracts represented approximately 41% and 30% of our net revenues, respectively. For the twelve months ended December 31, 2019 and 2018, the most significant of these government contracts, represented approximately 6% and 10% of our net revenues, respectively. Due to their dependence on state, local and federal budgets, government contracts carry short terms, typically less than 18 months. The loss of a meaningful percentage of government contracts could materially affect our business and operating results

Our investment in our current research and development efforts may not provide a sufficient, timely return.

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

A significant portion of our revenues comes from contracts with state and local governments, and their respective agencies, which may terminate most of these contracts at any time, without cause. The percentage of revenue from governmental contracts as a percentage of total revenue for the periods ended December 31, 2019 and December 31, 2018 were 41% and 30%, respectively. At this time, governments and their agencies are operating under increased pressure to reduce spending. Contracts at the state and local levels are subject to government funding authorizations. Additionally, government contracts are generally subject to audits and investigations that could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions, or debarment from future government business.

The Company is subject to the reporting requirements of federal securities laws, causing the Company to make significant compliance-related expenditures that may divert resources from other projects, thus impairing its ability to grow.

The Company is subject to the information and reporting requirements of the Exchange Act, and other federal securities laws, including the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the Commission and furnishing audited reports to stockholders causes our expenses to be higher than most other similarly-sized companies that are privately held. As a public company, we expect these rules and regulations to continue to keep our compliance costs high in 2020 and beyond, and to make certain activities more time-consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

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

The GSI Acquisition may not be accretive, and may be dilutive, to the Company’s earnings/loss per share, which may negatively affect the market price of shares of the Company’s Common Stock.

In addition, future events and conditions could decrease or delay the accretion that is currently projected or could result in dilution, adverse changes in market conditions, additional transaction and integration-related costs and other factors such as the failure to realize some or all of the anticipated benefits of the GSI Acquisition. Any dilution of, decrease in or delay of any accretion to, the Company’s earnings/loss per share could cause the price of shares of Company common stock to decline.

There is a risk that a significant amount of the combined company’s total assets will be related to acquired intangible assets and goodwill, which are subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate that the carrying value may not be recoverable. Because of the significance of these assets, any charges for impairment as well as amortization of intangible assets could have a material adverse effect on the combined company’s results of operations and financial condition.

We may be unable to acquire other businesses, technologies or companies or engage in other strategic transactions, and we may not be able to successfully realize the benefits of and may be exposed to a variety of risks from any such strategic transactions.

The GSI Acquisition described above is the first strategic business acquisition for the Company. As part of our growth strategy, we also expect to continue to evaluate and consider potential strategic transactions, including business combinations, acquisitions and strategic alliances, to enhance our existing businesses and to develop new products and services. At any given time we may be engaged in discussions or negotiations with respect to one or more of these types of transactions, and any of these transactions could be material to our financial condition and results of operations. However, we do not know if we will be able to identify any future opportunities that we believe will be beneficial for us. Even if we are able to identify an appropriate business opportunity, we may not be able to successfully consummate the transaction, and even if we do consummate such a transaction we may be unable to obtain the benefits or avoid the difficulties and risks of such transaction.

Any future acquisition involves risks commonly encountered in business relationships, including:

●	difficulties in assimilating and integrating the operations, personnel, systems, technologies, finance and accounting functions, and products and services of the acquired business;

●	technologies, products or businesses that we acquire may not achieve expected levels of revenue, profitability, benefits or productivity;

●	we may not be able to achieve the expected synergies from an acquisition, or it may take longer than expected to achieve those synergies;

●	unexpected costs and liabilities and unknown risks associated with the acquisition;

●	difficulties and inefficiencies in managing and operating businesses in multiple locations or businesses in which we have limited or no direct experience;

●	difficulties in retaining, training, motivating and integrating key personnel;

●	diversion of management’s time and resources away from our daily operations;

●	difficulties in successfully incorporating licensed or acquired technology and rights into our product and service offerings;

●	difficulties in maintaining uniform standards, controls, procedures and policies within the combined organizations;

●	difficulties in managing, maintaining and enhancing relationships with customers and suppliers of the acquired business;

●	risks of entering markets in which we have no or limited direct prior experience;

●	difficulties in integrating accounting and financial reporting systems;

●	potential disruptions to our ongoing businesses;

●	potential need for restructuring operations or reductions in workforce, which may result in substantial charges to our operations;

●	difficulties in implementing controls, procedures and policies, including disclosure controls and procedures and internal controls over financial reporting, appropriate for a larger public company at companies that, prior to their acquisition, lacked such controls, procedures and policies, which may result in ineffective disclosure controls and procedures or material weaknesses in internal controls over financial reporting;

●	incurring future impairment charges related to diminished fair value of businesses acquired as compared to the price we paid for them; and

●	issuing potentially dilutive equity securities, or incurring debt or contingent liabilities, which could harm our financial condition.

We cannot assure you that we will make any additional acquisitions, or that any future acquisitions will be successful, will assist us in the accomplishment of our business strategy, or will generate sufficient revenues to offset the associated costs and other adverse effects or will otherwise result in us receiving the intended benefits of the acquisition. In addition, we cannot assure you that any future acquisition of new businesses or technology will lead to the successful development of new or enhanced customer relationships, products, and services, or that any new or enhanced products and services, if developed, will achieve market acceptance or prove to be profitable.

Risks Relating to Our Common Stock

Shares of our common stock that have not been registered under the Securities Act, regardless of whether such shares are restricted or unrestricted, are subject to resale restrictions imposed by Rule 144.

Pursuant to Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”), a “shell company” is defined as a company that has no or nominal operations, and either no or nominal assets, assets consisting solely of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets. As such, we were a shell company pursuant to Rule 144 prior to 2012. Even though we are no longer a shell company, investors may be reluctant to invest in our securities because securities of a former shell company may not be as freely tradable as securities of companies that are not former “shell companies.” In addition, since the Company is a former shell company, shareholders with restricted securities cannot rely upon Rule 144 for sales of restricted securities in the event that the Company is not current in its filing obligations under the Exchange Act.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 of the Securities Act, subject to certain limitations. Any substantial sale of our common stock pursuant to Rule 144 may have an adverse effect on the market price of our common stock.

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

As part of offerings of equity and debt in 2015, 2016, 2017, 2018, and 2020, the Company issued warrants to purchase an aggregate of 230,033 shares of common stock. The warrants have a cashless exercise feature giving the holders the option of not paying cash to exercise the warrants but gives the holder the right to surrender a portion of the warrants to the Company as full payment of the exercise price and receive shares equal to the difference between the exercise price and the price of the shares at the time of exercise. The Company would not receive any proceeds from the exercise of warrants issued to the holder, causing dilution to existing stockholders with no corresponding influx of capital. This may affect our ability to raise additional equity capital.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease an office facility measuring approximately 6,000 square feet in Columbus, Ohio, for our headquarters, chief executive offices, and conducting the operations of Intellinetics Ohio. The monthly rental payment is $4,524. The lease term continues until December 31, 2021.

Our subsidiary, Graphic Sciences, uses 36,000 square feet of leased space in Madison Heights as its main facility. Graphic Sciences uses about 20,000 square feet for its records storage services, with the remainder of the space used for production, sales, and administration. The monthly rental payment is $40,694, with a lease term continuing until August 31, 2026.

Graphic Sciences also leases and uses a separate 20,000 square foot building for document storage in Highland Park, MI. The monthly rental payment is $12,177, with a lease term continuing until August 31, 2021.

Graphic Sciences owns and operates an extensive collection of the specialized equipment necessary for scanning images or converting microfilm to digital images. Graphic Sciences’ logistics department includes a fleet of six leased vehicles for pickup and delivery of client materials. Graphic Sciences also has the ability to provide on-site capture operations for clients needing such services.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are subject to ordinary routine litigation and claims incidental to our business. We are not currently involved in any legal proceedings that we believe to be material.

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

Holders

As of March 26, 2020 we had 172 stockholders of record. Such number of record stockholders does not include additional stockholders or other beneficial owners whose shares are held in street or nominee name by banks, brokerage firms, and other institutions on their behalf.

Dividends

No dividends on our common stock were paid in either of the two most recent fiscal years, and we do not anticipate paying dividends on our common stock in the foreseeable future.

Unregistered Securities Issuances in Fiscal Year 2019

There have been no unregistered securities issuances in Fiscal Year 2019 that have not previously been disclosed in Current Reports on 8-K.

Issuer Purchase of Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references in this Item 7 to numbers of shares of our common stock are on a post-split basis reflecting the 1-50 reverse split of our common stock on March 20, 2020.

The following management’s discussion and analysis of financial conditions and results of operations of the Company for the fiscal twelve months ended December 31, 2019, and 2018 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report on Form 10-K.

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

Customers obtain use of the Company’s software by either purchasing it for installation onto their equipment, referred to as a “premise” model, or by accessing the platform via the Internet, referred to as a “cloud-based,” “software as a service,” or “SaaS” model. The Company anticipates that the provision of SaaS-based customer activation, will increase over time and become the priority in the market and the most significant strategic part of its revenue growth opportunity. Our SaaS products are hosted with Amazon Web Services, Expedient, and Skynet Managed Technology Services, offering our customers reliable hosting services with best practices in data security. Our revenues from cloud-based delivery of our software, including hosting services, as a percentage of total revenue for the twelve months ended December 31, 2019 and 2018, were 34% and 31%, respectively.

We operate a predominantly U.S. business with sales that are diversified by customer. We hold or compete for leading positions regionally in select markets and attribute this leadership to several factors including the strength of our brand name and reputation, our comprehensive offering of innovative solutions, and the quality of our service support. Net sales growth in sales of software as a service and software maintenance services during 2019 reflects market demand for these solutions over traditional sales of on-premise software. We expect to continue to benefit from our select niche leader positions, diversified customer base, innovative product offering, installed base, and the impact of our sales and marketing programs. Examples of these programs include identifying and investing in growth and market penetration opportunities, more effectively pricing our products and services, increasing our sales force effectiveness through improved guidance, and continuing to optimize our lead generation and lead nurturing processes.

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

Recent Developments

On March 2, 2020, Intellinetics acquired all of the issued and outstanding capital stock of Graphic Sciences (the “GSI Acquisition”). The initial purchase price for Graphic Sciences consisted of approximately $3.5 million in cash, on a cash-free, debt-free basis, and subject to a post-closing net working capital adjustment.  In addition to the initial purchase price, three annual potential earnout payments of up to an aggregate of $2.5 million will be payable to the Sellers over three years if certain gross profit levels are achieved.  Located in Madison Heights, Michigan, Graphic Sciences is a document management company that provides indexing and scanning services, physical document storage, and retrieval services. Multi-year state and local government contracts account for the majority of Graphic Sciences’ sales. More details regarding the GSI Acquisition are set forth in Note 16 Subsequent Events.

Also on March 2, 2020, the Company completed a private offering with certain accredited investors, pursuant to which the Company issued and sold (i) 875,000 shares of the Company’s common stock, at a price of $4.00 per share, for aggregate gross proceeds of $3,500,000 and (ii) 2,000 units (“Units”), with each Unit consisting of $1,000 in 12% subordinated notes and 40 shares, for aggregate gross proceeds of $2,000,000 in Units and $5,500,000 for the combined private placement (the “Offering”).  The Company used a portion of the net proceeds of the Offering to finance the acquisition of Graphic Sciences described above, and intends to use the remaining net proceeds for working capital and general corporate purposes, including potentially other future acquisitions. More details regarding the Offering are set forth in Note 16 Subsequent Events.

On March 2, 2020, the Company entered into amendments (the “Note Amendments”) to all of its currently outstanding Convertible Promissory Notes, which were issued by the Company to various investors in 2016, 2017, and 2018 (collectively, the “2016-2018 Notes”). The Note Amendments permit the Company, in the event the Company offers its shares of Common Stock to investors in any private placement of securities, to convert all of the then-outstanding principal and accrued and unpaid interest payable with respect to the 2016-2018 Notes into shares of Common Stock upon the same terms as such private placement. Pursuant to the Note Amendments, on March 2, 2020, the Company converted all of the then-outstanding principal and accrued and unpaid interest payable with respect to the 2016-2018 Notes into the aggregate amount of 1,433,739 shares of Common Stock at a conversion price of $4.00 per share (the “Note Conversion”). More details regarding the Note Conversion are set forth in Note 16 Subsequent Events.

Effective February 27, 2020, upon recommendation and authorization by the Board of Directors, stockholders holding a majority in interest of the issued and outstanding shares of Common Stock, acting by written consent, adopted an amendment to the Company’s Articles of Incorporation to (i) effectuate the Reverse Split at a ratio of one-for-fifty (1-for-50) and (ii) reduce the number of authorized shares of Common Stock of the Company as of the effective date of such amendment to 25,000,000 shares (collectively, the “Reverse Split Amendment”). On March 3, 2020, the Company filed the Reverse Split Amendment, which became effective on March 20, 2020. On March 1, 2020, upon recommendation and authorization by the Board of Directors, stockholders holding a majority in interest of the issued and outstanding shares of Common Stock of the Company, acting by written consent, adopted an amendment to the Company’s Articles of Incorporation to increase the authorized number of shares of Common Stock to 3,200,000 shares (representing 160,000,000 on a pre-split basis) from 1,500,000 shares (representing 75,000,000 on a pre-split basis) (the “Shares Increase Amendment”), in order to facilitate the GSI Acquisition, the Offering, and the Note Conversion. On March 2, 2020, the Company filed the Shares Increase Amendment, which was effective immediately upon filing. More details regarding the Reverse Split are set forth in Note 16 Subsequent Events.

Executive Overview of Results

Below are our key financial results for the fiscal year ended December 31, 2019 (consolidated unless otherwise noted):

●	Revenues of $2,535,955, representing revenue growth of 6% year over year.

●	Cost of revenues was $567,843.

●	Operating expenses (excluding cost of revenues) were $3,120,704.

●	Losses from operations was $1,152,592.

●	Net loss was $2,133,281 with basic and diluted net loss per share of $0.12.

●	Operating cash flow was $(982,169).

●	Capital expenditures were $5,489.

●	Number of employees was 18 as of December 31, 2019, including two part-time.

In December 2019, a novel strain of coronavirus (COVID-19) was reported in Wuhan, China. The COVID-19 pandemic has continued to spread and has already caused severe global disruptions. The extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. For example, the impact of COVID-19 on any of our channel partners or customers may negatively affect our revenues. In addition, our growth strategy to expand our operations may be impeded. At the time of this report, we are obligated to scale back operations in our Graphic Sciences operations in response to the pandemic, under state law in Michigan, where we are processing only those projects which qualify as essential under the state guidance. Should the current shelter-in-place directives continue for an extended period, we expect our business, financial condition and results of operations would be materially adversely affected. We may also be impacted further by decreased customer demand and/or subscription terminations as a result of a reduction in customer spending or as a result of government-imposed restrictions on businesses, shelter-in place orders and temporary restaurant, retail and grocery store closures. If the pandemic continues to evolve into a severe worldwide health crisis, the disease could have a material adverse effect on our business, results of operations, financial condition and cash flows and adversely impact the trading price of our common stock.

Results of Operations

Revenues

We reported total revenues of $2,535,955 and $2,381,427 for the twelve months ended December 31, 2019 and 2018, respectively, representing an increase of $154,528 or 6%. The net increase in total revenues year-over-year is primarily attributable to increased professional services and cloud-based software as a service, partially offset by a decrease to lower-margin third party services, as further described below.

Sale of Software

Revenues from the sale of software principally consist of sales of additional or upgraded software licenses and applications to existing customers and resellers. These software revenues were $189,165 and $173,691, for the twelve months ended December 31, 2019 and 2018, respectively, representing an increase of $15,474, or 9%. The increase year-over-year in sales was due to timing of large direct sales projects, which slightly favored 2019, more than offsetting a market shift toward SaaS in each year.

Sale of Software as a Service

For customers who wish to avoid the upfront costs and ongoing internal maintenance of typical premise-based software installations, we provide access to our software solutions as a service, accessible through the internet. Our customers typically enter into our software as a service agreement for periods of one year or more. Under these agreements, we generally provide access to the applicable software, data storage and related customer assistance and support. Our software as a service revenues were $859,637 and $748,754, for the twelve months ended December 31, 2019 and 2018, respectively, representing an increase of $110,883 or 15%. The increase in revenue year-over-year was primarily the result of new customers choosing a cloud-based solution, as well as expanded data storage, user seats, and hosting fees for existing customers.

Sale of Software Maintenance Services

Software maintenance services revenues consist of fees for post contract customer support services provided to license (premise-based) holders. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. A substantial portion of these revenues were generated from customers to whom we sold software in prior years who have continued to renew their maintenance agreements. The support and maintenance agreements typically have a term of 12 months. Our software maintenance support revenue was $1,011,278 and $995,170, for the twelve months ended December 31, 2019 and 2018, respectively, representing an increase of $16,108, or 2%. The increase in revenue year-over-year was the result of new growth and normal price increases exceeding attrition of existing maintenance agreement renewals.

Sales of Professional Services

Professional services revenues consist of revenues from consulting, discovery, training, and advisory services to assist customers with document management needs, as well as document scanning services. These revenues include those arrangements where we do not sell software license as an element of the overall arrangement. Professional services revenues were $449,707 and $289,962, for the twelve months ended December 31, 2019 and 2018, respectively, representing an increase of $159,745 or 55%. The increase in revenue was due to growth in our document scanning services, as well as timing of consulting contracts for customers seeking expanded applications for our solutions, project management, and training.

Sale of Third Party Services

Third party services consist of third party vendor software, hardware and/or services purchases as requested by our customers as needed in conjunction with our core software or services. By classifying these revenues under a separate revenue category, we reduce the extent to which fluctuations in this revenue category impact the other categories of revenues. Third party services revenues were $26,168 and $173,850, respectively, for the twelve months ended December 31, 2019 and 2018, respectively, representing a decrease of $147,682 or 85%. The decrease is due to timing of projects with third party components and a mix shift towards our own software or software as a service solutions, including bringing select document scanning services in house.

Costs of Revenue

The cost of revenues during the twelve months ended December 31, 2019 and 2018 were $567,843 and $742,405, respectively, representing a decrease of $174,562, or 24%. The decrease in cost of revenue year-over-year is primarily the result of improvements in margins in software as a service, driven by more standardization, as well as the mix shifts between software license, professional services, and third party services, with the mix shift away from third party services contributing to reduced costs of revenue.

Gross Margins

Overall gross margin for the twelve months ended December 31, 2019 and 2018 were 78% and 69%, respectively, representing an increase of 9%. The increase in gross margin year-over-year is primarily a result of the revenue mix shift, including the decrease of costs associated with third party services, relative to the revenues, as discussed in Costs of Revenue above.

Cost of Software Revenues

Cost of software revenues consists primarily of third-party software licenses that are sold in connection with our core software applications and labor costs of our software engineers and implementation consultants. Cost of software revenues was $8,633 and $69,754 for the twelve months ended December 31, 2019 and 2018, respectively, representing a decrease of $61,121 or 88%.

Gross margin for this product category increased to 95% for the twelve months ended December 31, 2019 from 60% for the twelve months ended December 31, 2018. The increase is driven by increased sales of standardized products with minimal configuration required, relative to more extensive configuration in 2018.

Cost of Software as a Service

Cost of software as a service consists primarily of technical support personnel, hosting services, and related costs. Cost of software as a service was $254,999 for the twelve months ended December 31, 2019, as compared with $300,235 for the twelve months ended December 31, 2018, representing a decrease of $45,236, or 15%. The decrease was driven from more standardized solutions as well as a more efficient support process.

Gross margins for this product category were 70% and 60% for the twelve months ended December 31, 2019, and 2018, respectively.

Cost of Software Maintenance Services

Cost of software maintenance services consists primarily of technical support personnel and related costs. Cost of software maintenance services for the twelve months ended December 31, 2019 was $87,280 compared with $100,205 for the twelve months ended December 31, 2018, representing a decrease of $12,925, or 13%, due to a more efficient support process and no turnover in support roles.

Gross margins in this product category were 91% and 90% for the twelve months ended December 31, 2019, and 2018, respectively.

Cost of Professional Services

Cost of professional services consists primarily of the compensation of our software engineers and implementation consultants and related third-party costs. Cost of consulting services was $192,129 for the twelve months ended December 31, 2019, as compared with $120,421 for the twelve months ended December 31, 2018, representing an increase of $71,708 or 60%. The increase year-over-year resulted from higher revenue volume.

Gross margins in this product category were 57% and 58% for the twelve months ended December 31, 2019, and 2018, respectively. Gross margins related to consulting services may vary widely, depending upon the nature of the consulting project and the amount of labor it takes to complete a project.

Cost of Third Party Services

Cost of third party services consists primarily of third-party software licenses that are sold in connection with our core software applications, and related third-party costs. Cost of third party services was $24,802 for the twelve months ended December 31, 2019, as compared with $151,790 for the twelve months ended December 31, 2018, representing a decrease of $126,988 or 84%. The decrease year-over-year resulted from the timing of projects with large third party services components and the nature of different types of third party products and services provided, bearing different margins.

Gross margins in this product category were 5% and 13% for the twelve months ended December 31, 2019, and 2018, respectively. Gross margins related to third party services may vary widely, depending upon the type of the third party services and the timing of the related projects.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $2,131,385 during the twelve months ended December 31, 2019 as compared with $2,106,851 during the twelve months ended December 31, 2018, representing an increase of $24,534 or 1%. The increase in operating expenses year-over-year was principally related to increased professional fees related the GSI Acquisition and the Offering, as well as a net $52,500 training credit in 2018, partially offset decreased stock compensation costs due to certain option grants vesting in 2019 and other operational savings.

Sales and Marketing Expenses

Sales and marketing expenses were $981,618 during the twelve months ended December 31, 2019 as compared with $997,910 during the twelve months ended December 31, 2018, representing a decrease of $16,292 or 2%. The relatively flat year-over-year expenses were a result of no headcount changes and the net of several small offsetting factors.

Depreciation

Depreciation was $7,701 for the twelve months ended December 31, 2019, as compared with $9,040 for the twelve months ended December 31, 2018, representing a decrease of $1,339 or approximately 15%. The decrease year-over-year reflects the impact of fully depreciated assets no longer depreciating.

Interest Expense, Net

Interest expense, net, was $980,689 during the twelve months ended December 31, 2019 as compared with $865,501 during the twelve months ended December 31, 2018, representing an increase of $115,188 or 13%. The increase year-over-year resulted primarily from increased interest expense associated with our notes payable issued in September 2018.

Liquidity and Capital Resources

We have financed our operations primarily through a combination of cash on hand, cash generated from operations, borrowings from third parties and related parties, and proceeds from private sales of equity. As of December 31, 2019, we had $404,165 in cash, and net working capital deficit of $6,437,382. The significant net working capital deficit is a result of our notes payable becoming current as of December 31, 2019. As of the date of this Report, substantially all such current notes payable have been converted to equity in the Note Conversion described above in Recent Developments.

On March 2, 2020, the Company completed the Offering and the Note Conversion, both as described above in Recent Developments, which provided more liquidity and reduced the Company’s outstanding debt to $2,000,000 from the December 31, 2019 balance of $6,019,861. As a result of the Offering, after payment of the initial purchase price for the Acquisition of Graphic Sciences and transaction fees and expenses, the Company retained approximately $530,000 for working capital and general corporate purposes.

The Company believes that, through the next 12 months, the capital requirements to cover the Company’s operating costs and fund growth may not be met from cash flows generated by operations. Given the current outbreak of and containment strategies for coronavirus (COVID-19) and given our history of operating losses, there is no assurance that the Company will be able to obtain additional capital or debt financing within that time. Given these conditions, the Company’s ability to continue as a going concern is contingent upon successfully managing its cash requirements.

From 2012 through March 2, 2020 we raised a total of $18,533,494 through issuance of debt and equity securities. We are also in the process of exploring strategies to increase our existing revenues, including strategic acquisitions such as the recent acquisition of Graphic Sciences. We believe we will be successful in these efforts; however, there can be no assurance we will be successful in raising additional debt or equity financing or finding any other financing source to fund our operations on terms agreeable to us.

Equity Capital Resources

As of March 26, 2020, the Company has 2,810,840 shares of common stock issued and outstanding; and 297,362 shares reserved for issuance upon the exercise of outstanding warrants, outstanding stock options, and shares reserved for the 2015 Plan.

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

Stockholders holding a majority in interest of the issued and outstanding shares of Common Stock, acting by written consent, have adopted an amendment to the Company’s Articles of Incorporation to (i) effectuate the Reverse Split at a ratio of one-for-fifty (1-for-50) and (ii) reduce the number of authorized shares of Common Stock of the Company as of the effective date of such amendment to 25,000,000 shares. The Reverse Split became effective on March 20, 2020. We believe the Reverse Split will generally improve the liquidity and marketability of the Company’s Common Stock.

Debt Capital Resources

We have issued debt in 2020, 2019, and 2018 in order to finance our operations. In November of 2019, we raised $350,000, and in September of 2018, we raised $1,300,000. The November 2019 notes were issued with an original issue discount of 12% and were due to mature on May 15, 2020. The September 2018 notes bore interest at 8% and were due to mature on December 31, 2020. As part of the Offering and Note Conversion, substantially all outstanding promissory notes issued by the Company, including those issued in 2018 and 2019 were converted to equity at a price of $4.00 per share. In addition, the Company issued an aggregate principal balance of $2,000,000 in 12% promissory notes as part of the Offering, with a maturity date of February 28, 2023.

Summary of Outstanding Indebtedness at December 31, 2019

The Company’s outstanding indebtedness at December 31, 2019 is as follows (with all defined terms set forth in Notes 8 and 9 to the Consolidated Financial Statements):

●	The 2016 Unrelated Notes and the 2016 Related Notes issued to accredited investors on December 30, 2016 and on January 5 and January 31, 2017, with an aggregate original principal balance of $1,250,000, a current principal balance of $1,250,000, and accrued interest of $474,497.

●	The 2017 Unrelated Notes and the 2017 Related Notes issued to accredited investors on November 17 and November 30, 2017, with an aggregate original principal balance of $2,150,000, a current principal balance of $2,150,000, and accrued interest of $579,723.

●	The 2018 Unrelated Notes and the 2018 Related Notes issued to accredited investors on September 20 and September 26, 2018, with an aggregate original principal balance of $1,300,000, a current principal balance of $1,300,000, and accrued interest of $158,278.

●	Promissory note held by accredited investors, dated November 15, 2019, with a principal balance of $397,728, current principal balance of $397,728, and an unamortized original issue discount of $35,796.

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

Our plan is to increase our sales and market share by developing a targeted marketing approach to select vertical markets and an expanded network of resellers through which we expect to sell our expanded software product portfolio, as well as continue to enhance our direct selling results. Further, we will continue to strategically monitor and assess potential acquisition targets which we believe would be accretive. We expect our operations to continue to require additional capital in order to implement direct marketing campaigns and leads management, reseller training and on-boarding, acquisition transition, and to develop additional software integration and customization capabilities. Although management believes that we may have access to additional capital resources, there are currently no commitments in place for new financing, and there is no assurance that we will be able to obtain funds on commercially acceptable terms, if at all.

Net cash used in operating activities for the twelve months ended December 31, 2019 and 2018, was $982,169 and $1,157,407, respectively. During the twelve months ended December 31, 2019, the net cash used in operating activities was primarily attributable to the net loss adjusted for non-cash expenses of $631,433, an increase in operating assets of $336,589 and an increase in operating liabilities of $856,268. During the twelve months ended December 31, 2018, the net cash used in operating activities was primarily attributable to the net loss adjusted for non-cash expenses of $743,170, a decrease in operating assets of $167,254 and an increase in operating liabilities of $272,449.

Cash Provided/Used by Investing Activities.

Net cash used in investing activities for the twelve months ended December 31, 2019, and 2018 amounted to $5,489 and $3,410, respectively, and was related to the purchase of property and equipment.

Capital Expenditures

There were no material commitments for capital expenditures at December 31, 2019.

Cash Provided/Used by Financing Activities.

Cash provided/used by financing activities primarily consist of net proceeds from issuance or repayments of debt, or new issuance of equity.

Net cash provided by financing activities for the twelve months ended December 31, 2019 amounted to $303,193. New borrowings of $350,000 were partially offset by $46,807 of notes payable repayments to related parties.

Net cash provided by financing activities for the twelve months ended December 31, 2018 amounted to $1,123,526. New borrowings of $1,300,000 were partially offset by $45,633 of notes payable repayments to related parties.

Critical Accounting Policies and Estimates

These critical accounting policies and estimates by our management should be read in conjunction with Note 5 Summary of Significant Accounting Policies to the Consolidated Financial Statements.

The preparation of financial statements in accordance U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. We regularly make estimates and assumptions that affect the reported amounts of assets and liabilities. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources.

The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

We consider the following accounting policies and estimates to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:

●	Liquidity, Going Concern and Management’s Plans
●	Revenue Recognition
●	Deferred Revenues
●	Allowance for Doubt Accounts
●	Accounting for Costs of Computer Software to be Sold, Leased or Marketed and Accounting for Internal Use Software
●	Accounting Stock-Based Compensation

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

In accordance with ASC 606, the Company follows a five-step model to assess each contract of a sale or service to a customer: identify the legally binding contract, identify the performance obligations, determine the transaction price, allocate the transaction price, and determine whether revenue will be recognized at a point in time or over time. Revenue is recognized when a performance obligation is satisfied and the customer obtains control of promised goods and services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods and services. In addition, ASC 606 requires disclosures of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers

Our contracts with customers often contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price (“SSP”) basis. We determine the SSP based on an observable standalone selling price when it is available, as well as other factors, including, the price charged to customers, our discounting practices, and our overall pricing objectives, while maximizing observable inputs. In situations where pricing is highly variable or uncertain, we estimate the SSP using a residual approach.

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

Deferred Revenues

Amounts that have been invoiced are recognized in accounts receivable, deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Deferred revenue represents amounts billed for which revenue has not yet be recognized. Deferred revenues typically relate to maintenance and software-as-a-service agreements which have been paid for by customers prior to the performance of those services, and payments received for professional services and license arrangements and software-as-a-service performance obligations that have been deferred until fulfilled under our revenue recognition policy.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts which represents estimated losses resulting from the inability, failure or refusal of our clients to make required payments.

We analyze historical percentages of uncollectible accounts and changes in payment history when evaluating the adequacy of the allowance for doubtful accounts. We use an internal collection effort, which may include our sales and services groups as we deem appropriate. Although we believe that our allowances are adequate, if the financial condition of our clients deteriorates, resulting in an impairment of their ability to make payments, or if we underestimate the allowances required, additional allowances may be necessary, resulting in increased expense in the period in which such determination is made.

Accounting for Costs of Computer Software to be Sold, Leased or Marketed and Accounting for Internal Use Software

We design, develop, test, market, license, and support new software products and enhancements of current products.

In accordance with ASC 985-20 “Costs of Software to be Sold, Leased or Otherwise Marketed,” we expense software development costs, including costs to develop software products or the software component of products to be sold, leased, or marketed to external users, before technological feasibility is reached. Technological feasibility is typically reached shortly before the release of such products and as a result, development costs that meet the criteria for capitalization were not material for the periods presented in this report.

In accordance with ASC 350-40, “Internal-Use Software,” the Company capitalizes purchase and implementation costs of internal use software. No such costs were capitalized during the periods presented in this report.

Stock-Based Compensation

As of December 31, 2019, we maintain one stock-based compensation plan. We account for stock-based payments to employees in accordance with ASC 718, “Compensation - Stock Compensation.” Stock-based payments to employees include grants of stock that are recognized in the consolidated statement of operations based on their fair values at the date of grant. We account for stock-based payments to non-employees in accordance with ASC 718, “Compensation - Stock Compensation,” which requires that such equity instruments are recorded at their fair value on the grant date.

The grant date fair value of stock option awards is recognized in earnings as stock-based compensation cost over the requisite service period of the award using the straight-line attribution method. We estimate the fair value of the stock option awards using the Black-Scholes-Merton option pricing model. The exercise price of options is specified in the stock option agreements. The expected volatility is based on the historical volatility of our stock for the previous period equal to the expected term of the options. The expected term of options granted is based on the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected term of the options. The expected dividend yield is based upon the yield expected on date of grant to occur over the term of the option.

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

To the Stockholders and Board of Directors of

Intellinetics, Inc. and Subsidiary

Columbus, Ohio

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Intellinetics, Inc. and Subsidiary (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years then ended, and related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Continuation as a Going Concern

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Subsequent Event - Significant Acquisition

As described in Note 16 to the consolidated financial statements, the Company acquired 100% of the Graphic Sciences capital stock, pursuant to a Stock Purchase Agreement on March 2, 2020. Our opinion is not modified with respect to this matter.

/s/ GBQ Partners LLC
We have served as the Company’s auditor since 2012.
Columbus, Ohio
March 30, 2020

Part I Financial Information

Item 1. Financial Statements

INTELLINETICS, INC. and SUBSIDIARY

Consolidated Balance Sheets

	December 31,	December 31,
	2019	2018

ASSETS

Current assets:
Cash	$404,165	$1,088,630
Accounts receivable, net	329,571	135,739
Prepaid expenses and other current assets	138,396	162,495

Total current assets	872,132	1,386,864

Property and equipment, net	6,919	9,131
Right of use asset	97,239	-
Other assets	10,284	10,284

Total assets	$986,574	$1,406,279

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$371,017	$308,121
Lease liability - current	47,397	-
Deferred revenues	754,073	723,619
Deferred compensation	117,166	165,166
Accrued interest payable	1,212,498	-
Notes payable, net	3,339,963	-
Notes payable - related party, net	1,467,400	46,807
Total current liabilities	7,309,514	1,243,713

Long-term liabilities:
Notes payable	-	3,144,926
Notes payable - related party	-	1,045,937
Lease liability - net of current portion	53,318	-
Accrued interest payable	-	502,295

Total long-term liabilities	53,318	4,693,158

Total liabilities	7,362,832	5,936,871

Stockholders’ deficit:
Common stock, $0.001 par value, 1,500,000 shares authorized; 370,497 and 354,588 shares issued and outstanding at December 31, 2019 and 2018, respectively	31,528	30,733
Additional paid-in capital	14,388,280	14,101,460
Accumulated deficit	(20,796,066)	(18,662,785)
Total stockholders’ deficit	(6,376,258)	(4,530,592)
Total liabilities and stockholders’ deficit	$986,574	$1,406,279

See Notes to these consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARY

Consolidated Statements of Operations

	For the Twelve Months Ended December 31,
	2019	2018

Revenues:
Sale of software	$189,165	$173,691
Software as a service	859,637	748,754
Software maintenance services	1,011,278	995,170
Professional services	449,707	289,962
Third party services	26,168	173,850

Total revenues	2,535,955	2,381,427

Cost of revenues:
Sale of software	8,633	69,754
Software as a service	254,999	300,235
Software maintenance services	87,280	100,205
Professional services	192,129	120,421
Third party services	24,802	151,790

Total cost of revenues	567,843	742,405

Gross profit	1,968,112	1,639,022

Operating expenses:
General and administrative	2,131,385	2,106,851
Sales and marketing	981,618	997,910
Depreciation	7,701	9,040

Total operating expenses	3,120,704	3,113,801

Loss from operations	(1,152,592)	(1,474,779)

Other income (expense)
Interest expense, net	(980,689)	(865,501)

Net loss	$(2,133,281)	$(2,340,280)

Basic and diluted net loss per share:	$(5.76)	$(6.60)

Weighted average number of common shares outstanding - basic and diluted	370,279	354,538

See Notes to these consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARY

Consolidated Statement of Stockholders’ Deficit

For the Twelve Months Ended December 31, 2019 and 2018

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2017	348,536	$30,431	$13,648,519	$(16,322,505)	$(2,643,555)

Stock Issued to Directors	6,052	302	57,198	-	57,500

Stock Option Compensation	-	-	249,025	-	249,025

Note Offer Warrants	-	-	64,347	-	64,347

Beneficial Conversion of Convertible Notes	-	-	82,371	-	82,371

Net Loss	-	-	-	(2,340,280)	(2,340,280)

Balance, December 31, 2018	354,588	$30,733	$14,101,460	$(18,662,785)	$(4,530,592)

Stock Issued to Directors and Employee	15,909	795	86,705	-	87,500

Stock Option Compensation	-	-	200,115	-	200,115

Net Loss	-	-	-	(2,133,281)	(2,133,281)

Balance, December 31, 2019	370,497	$31,528	$14,388,280	$(20,796,066)	$(6,376,258)

See Notes to these consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARY

Consolidated Statements of Cash Flows

	For the Twelve Months Ended December 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(2,133,281)	$(2,340,280)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,701	9,039
Bad debt expense	28,307	(7,223)
Amortization of deferred financing costs	183,851	232,609
Amortization of beneficial conversion option	70,718	202,220
Amortization of right of use asset	41,310	-
Stock issued for services	87,500	57,500
Stock options compensation	200,115	249,025
Amortization of original issue discount on notes	11,931	-
Changes in operating assets and liabilities:
Accounts receivable	(222,139)	167,299
Prepaid expenses and other current assets	24,099	(45)
Right of use asset	(138,549)	-
Accounts payable and accrued expenses	62,896	(97,034)
Lease liability, current and long-term	100,715	-
Deferred compensation	(48,000)	(48,000)
Accrued interest, current and long-term	710,203	401,994
Deferred revenues	30,454	15,489
Total adjustments	1,151,112	1,182,873
Net cash used in operating activities	(982,169)	(1,157,407)

Cash flows from investing activities:
Purchases of property and equipment	(5,489)	(3,410)
Net cash used in investing activities	(5,489)	(3,410)

Cash flows from financing activities:
Payment of deferred financing costs	-	(130,841)
Proceeds from notes payable	-	900,000
Proceeds from notes payable - related parties	350,000	400,000
Repayment of notes payable - related parties	(46,807)	(45,633)
Net cash provided by financing activities	303,193	1,123,526

Net decrease in cash	(684,465)	(37,291)
Cash - beginning of period	1,088,630	1,125,921
Cash - end of period	$404,165	$1,088,630

Supplemental disclosure of cash flow information:
Cash paid during the period for interest and taxes	$7,706	$34,852

Supplemental disclosure of non-cash financing activities:
Discount on notes payable for beneficial conversion feature	$-	$57,661
Discount on notes payable - related parties for beneficial conversion feature	-	24,710
Discount on notes payable for warrants	-	44,548
Discount on notes payable - related parties for warrants	-	19,799

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

On March 2, 2020, Intellinetics acquired all of the issued and outstanding capital stock of Graphic Sciences, Inc. (the “GSI Acquisition”). Located in Madison Heights, Michigan, Graphic Sciences is a document management company that provides indexing and scanning services, as well as physical document storage and retrieval services. See Note 16 to the Consolidated Financial Statements, Subsequent Events, for more detail on the GSI Acquisition.

2.	Basis of Presentation

The accompanying audited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The Company has evaluated subsequent events through the issuance of this Form 10-K.

3.	Liquidity and Management’s Plans

Through December 31, 2019, the Company had incurred an accumulated deficit since its inception of $20,796,066. At December 31, 2019, the Company had a cash balance of $404,165.

From the Company’s inception, it has generated revenues from the sales and implementation of its internally generated software applications.

The Company’s business plan is to increase our sales and market share by developing a targeted marketing approach to select vertical markets, enhance our direct selling results, continue to develop a network of select resellers through which we expect to sell our expanded software product portfolio. We expect that this marketing initiative will require us to continue our efforts towards direct marketing campaigns and leads management, reseller on-boarding, and to develop additional software integration and customization capabilities, all of which will require additional capital.

The Company believes that, through the next 12 months, the capital requirements to cover the Company’s operating costs and fund growth may not be met from cash flows generated by operations. Given the current outbreak of and containment strategies for coronavirus (COVID-19) and given our history of operating losses, there is no assurance that the Company will be able to obtain additional capital or debt financing within that time. During 2018 and 2019, the Company has used, and been dependent upon, the proceeds from the issuance of convertible notes to sustain operations and execute its business plan. There is no assurance that the Company has, or in the future will be able to obtain, sufficient funds to continue to fund the Company’s operations. Given these conditions, the Company’s ability to continue as a going concern is contingent upon either sufficiently enhancing its operating cash flow, through increasing its revenues and successfully managing its cash requirements, or raising financing through the issuance of additional debt or equity, or some combination of both. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrants into established markets, the competitive environment in which the Company operates and its cash requirements. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the twelve months ended December 31, 2019, the Company raised $350,000 through the issuance of notes payable. During the twelve months ended December 31, 2018, the Company raised $1,169,159, net of financing costs of $130,841, through the issuance of convertible notes and warrants. The proceeds from the issuances were used to fund the Company’s working capital needs and debt repayment obligations. See also Note 16 for additional information about the Company’s acquisition and related subsequent events.

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

Revenue Recognition

Effective January 1, 2018, we adopted Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers” (“ASC 606”), using the full retrospective transition method. Adoption of the standard using the full retrospective method required us to restate certain previously reported results.

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

c) Sale of software maintenance services

Software maintenance services revenues consist of revenues derived from arrangements that provide post-contract support (“PCS”), including software support and bug fixes, to the Company’s software license holders. Advance billings of PCS are not recorded to the extent that the term of the PCS has not commenced and payment has not been received. PCS are considered distinct services. However, these distinct services are considered a single performance obligation consisting of a series of services that are substantially the same and have the same pattern of transfer to the customer. These revenues are recognized over the term of the maintenance contract.

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

The following table present changes in our contract assets and liabilities during the twelve months ended December 31, 2019 and 2018:

	Balance at Beginning of Period	Revenue Recognized in Advance of Billings	Billings	Balance at End of Period(a)
Twelve months ended December 31, 2019
Contract assets: Unbilled receivables	$65,118	$156,876	$(198,623)	$23,371

Twelve months ended December 31, 2018
Contract assets: Unbilled receivables	$89,847	$319,221	$(343,950)	$65,118

(a) Unbilled receivables were reflected within other current assets on the consolidated balance sheets.

	Balance at Beginning of Period	Billings	Recognized Revenue	Balance at End of Period
Twelve months ended December 31, 2019
Contract liabilities: Deferred revenue	$723,619	$2,637,191	$(2,606,737)	$754,073

Twelve months ended December 31, 2018
Contract liabilities: Deferred revenue	$708,130	$2,370,975	$(2,355,486)	$723,619

h) Deferred revenue

Amounts that have been invoiced are recognized in accounts receivable, deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Deferred revenue represents amounts billed for which revenue has not yet be recognized. Deferred revenues typically relate to maintenance and software-as-a-service agreements which have been paid for by customers prior to the performance of those services, and payments received for professional services and license arrangements and software-as-a-service performance obligations that have been deferred until fulfilled under our revenue recognition policy.

Remaining performance obligations represent the transaction price from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 91% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. As of December 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations for software as a service and software maintenance contracts with a duration greater than one year was $69,381. This does not include revenue related to performance obligations that are part of a contract whose original expected duration is one year or less.

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

j) Reseller agreements

The Company executes certain sales contracts through resellers. The Company recognizes revenues relating to sales through resellers when all the recognition criteria have been met including passing of control. In addition, the Company assesses the credit-worthiness of each reseller, and if the reseller is undercapitalized or in financial difficulty, any revenues expected to emanate from such resellers are deferred and recognized only when cash is received and all other revenue recognition criteria are met.

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

m) Disaggregation of revenue

The Company provides disaggregation of revenue based on product groupings in our consolidated statements of operations as it believes this best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Revenues from contracts are primarily within the United States. International revenues were not material to the consolidated financial statements for the twelve months ended December 31, 2019 and 2018.

n) Significant financing component

The Company’s customers typically do not pay in advance for goods or services to be transferred in excess of one year. As such, it is not necessary to determine if the Company benefits from the time value of money and should record a component of interest income related to the upfront payment due to the practical expedient of ASC 606-10-32-18.

Concentrations of Credit Risk

The Company maintains its cash with high credit quality financial institutions. At times, the Company’s cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit.

The number of customers that comprise the Company’s customer base, along with the different industries, governmental entities and geographic regions, in which the Company’s customers operate, limits concentrations of credit risk with respect to accounts receivable. The Company does not generally require collateral or other security to support customer receivables; however, the Company may require its customers to provide retainers, up-front deposits or irrevocable letters-of-credit when considered necessary to mitigate credit risks. The Company has established an allowance for doubtful accounts based upon facts surrounding the credit risk of specific customers and past collections history. Credit losses have been within management’s expectations. At December 31, 2019 and 2018, the Company’s allowance for doubtful accounts was $35,733 and $7,427, respectively.

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

Impairment of Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360, “Property, Plant, and Equipment.” The Company tests long-lived assets or asset groups, such as property and equipment, for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable.

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

Stock-Based Compensation

The Company accounts for stock-based payments to employees in accordance with ASC 718, “Compensation - Stock Compensation.” Stock-based payments to employees include grants of stock that are recognized in the consolidated statement of operations based on their fair values at the date of grant.

The Company accounts for stock-based payments to non-employees in accordance with ASC 718, “Compensation - Stock Compensation,” which requires that such equity instruments are recorded at their fair values on the grant date.

The grant date fair value of stock option awards is recognized in earnings as stock-based compensation cost over the requisite service period of the award using the straight-line attribution method. The Company estimates the fair value of the stock option awards using the Black-Scholes-Merton option pricing model. The exercise price of options is specified in the stock option agreements. The expected volatility is based on the historical volatility of the Company’s stock for the previous period equal to the expected term of the options. The expected term of options granted is based on the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected term of the options. The expected dividend yield is based upon the yield expected on date of grant to occur over the term of the option.

Software Development Costs

The Company designs, develops, tests, markets, licenses, and supports new software products and enhancements of current products. The Company continuously monitors its software products and enhancements to remain compatible with standard platforms and file formats. In accordance with ASC 985-20 “Costs of Software to be Sold, Leased or Otherwise Marketed,” the Company expenses software development costs, including costs to develop software products or the software component of products to be sold, leased, or marketed to external users, before technological feasibility is reached. Once technological feasibility has been established, certain software development costs incurred during the application development stage are eligible for capitalization. Based on the Company’s software development process, technical feasibility is established upon completion of a working model. Technological feasibility is typically reached shortly before the release of such products. No such costs were capitalized during the periods presented in this report.

In accordance with ASC 350-40, “Internal-Use Software,” the Company capitalizes purchase and implementation costs of internal use software. Once an application has reached development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon complete of all substantial testing. The Company also capitalize costs related to specific upgrades and enhancements when it is probable that the expenditure will result in additional functionality. No such costs were capitalized during the periods presented in this report.

For the twelve months ended December 31, 2019 and 2018, our expensed software development costs were $467,364 and $359,789, respectively.

Recent Accounting Pronouncements

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASC 842”) (“ASU 2016-02”), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. ASU 2016-02 was effective for the Company beginning in its first quarter of 2019. On January 1, 2019, the Company recorded a lease liability of $143,761 and a net right-of-use asset of $138,549 using the required modified retrospective approach. In adopting ASC 842, the Company elected to utilize the available package of practical expedients permitted under the transition guidance within the new standard, which does not require the reassessment of the following: i) whether existing or expired arrangements are or contain a lease, ii) the lease classification of existing or expired leases, and iii) whether previous initial costs would qualify as capitalization under the new lease standard.

Recently Issued Accounting Pronouncements Not Yet Effective

Intangibles – Goodwill and Other – Internal-Use Software

In August 2018, the FASB issued ASU 2018-15, which addresses a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. Under the new guidance, customers will apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. ASC 2018-15 is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.

Fair Value

In August 2018, the FASB issued ASU 2018-13, which is guidance that changes the fair value measurement disclosure requirements of ASC 820. ASU 2018-13 is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those annual reporting periods. Early adoption is permitted for any eliminated or modified disclosures upon issuance of this ASU. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.

Financial Instruments – Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. ASC 2016-16 is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.

All other Accounting Standards Updates issued but not yet effective are not expected to have a material effect on the Company’s future consolidated financial statements.

Advertising

The Company expenses the cost of advertising as incurred. Advertising expense for the twelve months ended December 31, 2019 and 2018 amounted to $4,255 and $21,402, respectively.

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

Deferred income taxes are recognized for the tax consequences in future years of temporary differences between the financial reporting and tax bases of assets and liabilities as of each period-end based on enacted tax laws and statutory rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A 100% valuation allowance has been established on deferred tax assets at December 31, 2019 and 2018, due to the uncertainty of our ability to realize future taxable income.

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

Segment Information

The Company has one reportable segment.

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

Management believes that the carrying values of cash and equivalents, accounts receivable, accounts payable, accrued expenses, and the 2019 Related Notes approximate fair value because of their short maturity.

The table below reflects all notes payable at December 31, 2019 and 2018, respectively.

		December 31, 2019		December 31, 2018
		Fair Value		Fair Value
2016 Unrelated Notes	(a)	$942,256	(a)	$1,000,261
2017 Unrelated Notes	(a)	2,011,859	(a)	2,275,686
2018 Unrelated Notes	(a)	1,028,792	(b)	900,000
Total		$3,982,907		$4,175,947

		December 31, 2019		December 31, 2018
		Fair Value		Fair Value
The $250,000 Shealy Note		$-	(c)	$46,807
2016 Related Notes	(a)	405,784	(a)	433,117
2017 Related Notes	(a)	445,810	(a)	504,271
2018 Related Notes	(a)	457,241	(b)	400,000
Total		$1,308,835		$1,384,195

(a)	The fair value was based upon Level 2 inputs. See Note 8 for additional information about the Company’s 2016, 2017, and 2018 Unrelated Notes. See Note 9 for additional information about the Company’s 2016, 2017, and 2018 Related Notes.
(b)

The fair value was based upon Level 2 inputs. The 2018 Unrelated and Related Notes were closed in September, 2018 between market participants, therefore, fair value approximated carrying value as of December 31, 2018 given the transaction proximity to December 31, 2018. See Note 8 for additional information about the Company’s 2018 Unrelated Notes. See Note 9 for additional information about the Company’s 2018 Related Notes.

(c)	The fair value was based upon Level 2 inputs. Short term maturity and interest rate approximates rate that the Company realized with issuance of new debt in September, 2018; therefore, carrying value approximated fair value. See Note 9 for additional information about the Company’s $250,000 Shealy Note.

7.	Property and Equipment

Property and equipment are comprised of the following:

	December 31, 2019	December 31, 2018
Computer hardware and purchased software	$259,959	$254,470
Leasehold improvements	221,666	221,666
Furniture and fixtures	82,056	82,056
	563,681	558,192
Less: accumulated depreciation and amortization	(556,762)	(549,061)
Property and equipment, net	$6,919	$9,131

Total depreciation expense on the Company’s property and equipment for the twelve months ended December 31, 2019 and 2018 amounted to $7,701 and $9,040, respectively.

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

The Company issued convertible promissory notes on December 30, 2016 in an aggregate amount of $315,000, and on January 6, 2017 and January 31, 2017 in an aggregate amount of $560,000 (collectively, the “2016 Unrelated Notes”), to unrelated accredited investors (the “2016 Note Investors”). Placement agent and escrow agent fees of $100,255 in the aggregate for those issuances, were paid out of the cash proceeds of those issuances. The 2016 Unrelated Notes bore interest at an annual rate of interest of 12% until maturity, with partial interest of 6% payable quarterly, and an original maturity date of December 31, 2018. The 2016 Note Investors had the right, in their sole discretion, to convert the 2016 Unrelated Notes into shares of Company common stock at a conversion rate of $0.65 per share. On September 17, 2018, the 2016 Unrelated Notes were amended to mature on December 31, 2020, and bear interest at an annual rate of interest of 10% until maturity, with partial interest of 5% payable quarterly. With the amendment, the 2016 Note Investors have the right, in their sole discretion, to convert the 2016 Unrelated Notes into shares of Company common stock at a conversion rate of $0.40 per share. The amendment was accounted for as a troubled debt restructuring with the future undiscounted cash flows being greater than the carrying value of the debt prior to extension. No gain was recorded on the amendment, and a new effective interest rate on the 2016 Unrelated Notes was established based on the carrying value of the debt and the revised future cash flows. If the 2016 Unrelated Notes have not been fully repaid by the Company by the maturity date or converted into shares at the election of the 2016 Note Investors prior to maturity, then they will accrue interest at the annual rate of 12% from the maturity date until the date the 2016 Unrelated Notes are repaid in full. Any interest not paid quarterly will also accrue interest at the annual rate of 7% instead of 5%. The Company used the proceeds of the 2016 Unrelated Notes for working capital, general corporate purposes, and debt repayment. The Company recognized an initial beneficial conversion feature in the amount of $369,677, plus a fair value adjustment of $56,661 under the troubled debt restructuring accounting. Interest expense recognized on the amortization of the beneficial conversion feature of the 2016 Unrelated Notes was $50,703 and $145,424 for the twelve months ended December 31, 2019 and 2018, respectively.

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

The table below reflects all notes payable at December 31, 2019 and 2018, respectively, with the exception of related party notes disclosed in Note 9 - Notes Payable - Related Parties.

	December 31, 2019	December 31, 2018
2016 Unrelated Notes, net of beneficial conversion feature of $50,703 and $101,405, respectively	$824,297	$773,595
2017 Unrelated Notes	1,760,000	1,760,000
2018 Unrelated Notes	900,000	900,000
Total notes payable	$3,484,297	$3,433,595
Less unamortized debt issuance costs	(144,334)	(288,669)
Less current portion	3,339,963	-
Long-term portion of notes payable	$-	$3,144,926

Future minimum principal payments of these notes payable as described in this Note 8, with the exception of the related party notes in Note 9 - Notes Payable - Related Parties, are as follows:

For the Twelve-Months Ending December 31,	Amount
2020	$3,535,000
Total	$3,535,000

As of December 31, 2019 and 2018, accrued interest for these notes payable with the exception of the related party notes in Note 9 - Notes Payable - Related Parties, was $918,307 and $379,339, respectively. As of December 31, 2019, unamortized deferred financing costs were $144,334, and was reflected within current liabilities on the consolidated balance sheets. As of December 31, 2018, unamortized deferred financing costs were $288,669, and was reflected within long-term liabilities on the consolidated balance sheets.

With respect to all notes outstanding (other than the notes to related parties), for the twelve months ended December 31, 2019 and 2018, interest expense, including the amortization of deferred financing costs, accrued loan participation fees, original issue discounts, deferred interest and related fees, interest expense related to warrants issued for the conversion of convertible notes, and the embedded conversion feature was $735,474 and $666,458, respectively.

9.	Notes Payable - Related Parties

On March 27, 2012, the Company issued an unsecured promissory note in the amount of $238,000, bearing interest at an annual rate of 10%, payable to Ramon Shealy, a then-director of the Company, who subsequently resigned from the Company’s board of directors (“Board of Directors”) on December 17, 2012, for personal reasons. All principal and interest was initially due and payable on September 27, 2012, but was later extended to November 24, 2012. On April 16, 2012, the Company issued another promissory note payable to Mr. Shealy in the amount of $12,000, bearing interest at a rate of 10%. All principal and interest was initially due on July 15, 2012, but was later extended to November 24, 2012. On November 24, 2012, the two notes were cancelled and replaced with a $250,000 promissory note, under the same terms, with an initial maturity date of January 1, 2014 (the “Shealy Note”). On December 24, 2013, the maturity date of the $250,000 Shealy Note was extended to January 1, 2015. On March 13, 2013, the Company paid $100,000 of the principal amount of the $250,000 Shealy Note. On December 31, 2014, the Company and Mr. Shealy agreed to extend the repayment terms of the Shealy Note for the remaining total principal and interest in the amount of $193,453 so that the outstanding balance of the Shealy Note became payable in 60 monthly installments beginning January 31, 2015, with a maturity date of January 1, 2020. As of December 31, 2019 the Shealy Note was fully repaid. As of December 31, 2018, this Shealy Note had a principal balance of $46,807.

On December 30, 2016, the Company issued convertible promissory notes in an aggregate amount of $375,000 (the “2016 Related Notes”) to accredited investors (the “2016 Related Note Investors”), including Robert Taglich and Michael Taglich (each holding more than 5% beneficial interest in the Company’s shares) and Robert Schroeder (a director of the Company). The 2016 Related Notes bore interest at an annual rate of interest of 12% until maturity, with partial interest of 6% payable quarterly, and an initial maturity date of December 31, 2018. The 2016 Related Note Investors had a right, in their sole discretion, to convert the 2016 Related Notes into shares of Company common stock at a conversion rate of $0.65 per share. On September 17, 2018, the 2016 Related Notes were amended to mature on December 31, 2020, and to bear interest at an annual rate of interest of 10% until maturity, with partial interest of 5% payable quarterly. With the amendment, the 2016 Related Note Investors have the right, in their sole discretion, to convert the 2016 Related Notes into shares at a conversion rate of $0.40 per share. The amendment was accounted for as a troubled debt restructuring with the future undiscounted cash flows being greater than the carrying value of the debt prior to extension. No gain was recorded on the amendment, and a new effective interest rate on the 2016 Related Notes was established based on the carrying value of the debt and the revised future cash flows. If the 2016 Related Notes have not been fully repaid by the Company by the maturity date or converted into shares at the election of the 2016 Related Note Investors prior to the maturity date, then they will accrue interest at the annual rate of 12% from the maturity date until the date the 2016 Related Notes are repaid in full. Any interest not paid quarterly will also accrue interest at the annual rate of 7% instead of 5%. The Company used the proceeds of the 2016 Related Notes for working capital, general corporate purposes, and debt repayment. The Company recognized an initial beneficial conversion feature in the amount of $144,231, plus a fair value adjustment of $24,710 under the troubled debt restructuring accounting. Interest expense recognized on the amortization of the beneficial conversion feature of the 2016 Related Notes was $20,015 and $56,796 for the twelve months ended December 31, 2019 and 2018, respectively.

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

On September 26, 2018, the Company issued convertible promissory notes in an aggregate amount of $400,000 (the “2018 Related Notes”) to accredited investors, including Robert Taglich and Michael Taglich (each holding more than a 5% beneficial interest in the Company’s shares). The 2018 Related Notes mature on December 31, 2020, and bear interest at an annual rate of 8% until maturity, with interest payable quarterly beginning January 2, 2019. The 2018 Related Note investors have the right, in their sole discretion, to convert the 2018 Related Notes into shares of Company common stock under certain circumstances at a conversion rate of $0.13 per share. If the 2018 Related Notes have not been either fully repaid by the Company or converted into shares by the maturity date, then the 2018 Related Notes will accrue interest at the annual rate of 12% from the maturity date until the date they are repaid in full. The Company used the proceeds of the 2018 Related Notes for working capital, general corporate purposes, and debt repayment.

On November 15, 2019, the Company issued promissory notes in a maximum aggregate principal amount of $397,728 (the “2019 Related Notes”) to Robert Taglich and Michael Taglich (each holding more than 5% beneficial interest in the Company’s Shares). The notes included an original issue discount of $47,728. Interest expense recognized on the amortization of the original discount was $11,932, for the twelve months ended December 31, 2019. The notes bear no interest in addition to the original issue discount, which is 12% for the term of the notes, and mature on May 15, 2020. If the 2019 Related Notes have not been either fully repaid by the Company or converted into Company shares or other securities by the maturity date, then the 2019 Related Notes will accrue interest at the annual rate of 12% from the maturity date until the date they are repaid in full. The Company is using the proceeds of the 2019 Related Notes for working capital, general corporate purposes, and debt repayment.

The table below reflects the notes payable to related parties at December 31, 2019 and 2018, respectively:

	December 31, 2019	December 31, 2018
The $250,000 Shealy Note	$-	$46,807
2016 Related Notes, net of beneficial conversion feature of $20,015 and $40,030, respectively	354,985	334,970
2017 Related Notes	390,000	390,000
2018 Related Notes	400,000	400,000
2019 Related Notes	397,728	-
Total notes payable - related party	$1,542,713	$1,171,777
Unamortized original issue discount and debt issuance costs	(75,313)	(79,033)
Less current portion	(1,467,400)	(46,807)
Long-term portion of notes payable-related party	$-	$1,045,937

Future minimum principal payments of these notes payable as described in this Note 9 are as follows:

For the Twelve Months Ending December 31,	Amount
2020	$1,562,728
TOTAL	$1,562,728

As of December 31, 2019 and 2018, accrued interest for these notes payable – related parties amounted to $294,191 and $122,956, respectively, and on the consolidated balance sheets was reflected within current liabilities as of December 31, 2019 and within other long-term liabilities as of December 31, 2018.

For the twelve months ended December 31, 2019 and 2018, interest expense in connection with notes payable – related parties was $245,215 and $199,043 respectively.

10.	Deferred Compensation

Pursuant to the Company’s employment agreements with the founders, the founders have earned incentive compensation totaling $117,166 and $165,166 in cash, as of December 31, 2019 and 2018, respectively, which payment obligation has been deferred by the Company until it reasonably believes it has sufficient cash to make the payment. Following the retirement of founder A. Michael Chretien on December 8, 2017, the Company expects to make bi-weekly payments of $1,846 until the deferred compensation has been paid, which will comprise 61 full payments and one partial payment of $1,569. For the twelve months ended December 31, 2019 and 2018, the Company paid $48,000, which is reflected as a reduction in the deferred compensation liability.

11.	Commitments and Contingencies

Employment Agreements

The Company has entered into employment agreements with three of its key executives. Under their respective agreements, the executives serve at will and are bound by typical confidentiality, non-solicitation and non-competition provisions. Deferred compensation for the founders of the Company, as disclosed in Note 10 above, is still outstanding as of December 31, 2019.

Operating Leases

On January 1, 2010, the Company entered into an agreement to lease 6,000 rentable square feet of office space in Columbus, Ohio. The lease commenced on January 1, 2010 and, pursuant to a lease extension dated August 9, 2016, the lease expires on December 31, 2021.

Future minimum lease payments under this operating lease are as follows:

For the Twelve Months Ending December 31,	Amount
2020	$54,288
2021	55,656
$109,944

Lease costs charged to operations for the twelve months ended December 31, 2019 and 2018 amounted to $51,254 and $53,006, respectively. Additional information pertaining to the Company’s lease are as follows:

For the Twelve Months Ending December 31, 2019:
Operating cash flows from operating leases	$44,247
Weighted average remaining lease term – operating leases	2 years
Weighted average discount rate – operating leases	8.0%

12.	Stockholders’ Equity

Description of Authorized Capital

The Company is authorized to issue up to 25,000,000 shares of common stock with $0.001 par value. The holders of the Company’s common stock are entitled to one vote per share. The holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. However, the current policy of the Board of Directors is to retain earnings, if any, for the operation and expansion of the business. Upon liquidation, dissolution or winding-up of the Company, the holders of common stock are entitled to share ratably in all assets of the Company that are legally available for distribution.

Issuance of Restricted Common Stock to Directors

On January 7, 2019 and January 5, 2018, the Company issued 10,454 and 6,052 shares, respectively, of restricted common stock to directors of the Company as part of an annual compensation plan for directors. The grant of shares was not subject to vesting. Stock compensation of $87,500 and $57,500 was recorded on the issuance of the common stock for the twelve months ended December 31, 2019 and 2018, respectively.

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

Between November 17 and November 30, 2017, the Company issued convertible promissory notes, the 2017 Unrelated Notes and the 2017 Related Notes (collectively, the “2017 Notes”), in an aggregate amount of $2,150,000 to certain accredited investors, including related parties, in private placements. The Company retained Taglich Brothers, Inc. as the exclusive placement agent for the private placement offering of the 2017 Notes. In compensation for the placement agent’s services in the private placement offering of the 2017 Notes, the Company paid the placement agent a cash payment of 8% of the gross proceeds of the offering, along with warrants to purchase shares of Company common stock, and the reimbursement for the placement agent’s reasonable out of pocket expenses, FINRA filing fees and related legal fees. On November 17, 2017, the Company paid the placement agent cash in the amount of $172,000 and issued the placement agent warrants to purchase 354,000 shares at an exercise price at $0.25 per share, which are exercisable for a period of five years after issuance, contain customary cashless exercise provisions and anti-dilution protection and were entitled to piggyback registration rights that were exercised in connection with the Company’s Registration Statement on Form S-1 declared effective in February 2018. On November 30, 2017, the Company issued the placement agent warrants to purchase 506,000 shares at an exercise price at $0.25 per share, which are exercisable for a period of five years after issuance, contain customary cashless exercise provisions and anti-dilution protection and are entitled to registration rights that were exercised in connection with the Company’s Registration Statement on Form S-1 declared effective in February 2018. Debt issuance costs of $126,603 was recorded for the issuance of the November 17 and November 30, 2017 warrants, utilizing the Black-Scholes valuation model. The fair value of warrants issued was determined to be $0.17 and $0.13 for the November 17 and November 30 warrants, respectively. For the twelve months ended December 31, 2019 and 2018, interest expense of $88,356 and $149,890, respectively, was recorded as amortization of the debt issuance costs.

Between September 20 and September 26, 2018, the Company issued convertible promissory notes, the 2018 Unrelated Notes and the 2018 Related Notes (collectively, the “2018 Notes”), in an aggregate amount of $1,300,000 to certain accredited investors, including related parties, in private placements. The Company retained Taglich Brothers, Inc. as the exclusive placement agent for the private placement offering of the 2018 Notes. In compensation, the Company paid the placement agent a cash payment of 8% of the gross proceeds of the offering, along with warrants to purchase shares of Company common stock, and reimbursement for the placement agent’s reasonable out of pocket expenses, FINRA filing fees and related legal fees. On September 20, 2018, the Company paid the placement agent cash in the amount of $40,000 and issued the placement agent warrants to purchase 307,692 shares at an exercise price at $0.13 per share, which are exercisable for a period of five years after issuance, contain customary cashless exercise provisions and anti-dilution protection and are entitled to limited piggyback registration rights. On September 26, 2018, the Company paid the placement agent cash in the amount of $64,000 and issued the placement agent warrants to purchase 492,308 shares at an exercise price at $0.18 per share, which are exercisable for a period of five years after issuance, contain customary cashless exercise provisions and anti-dilution protection and are entitled to limited piggyback registration rights. Debt issuance costs of $64,348 was recorded for the issuance of the September 20 and September 26, 2018 warrants, utilizing the Black-Scholes valuation model. The fair value of warrants issued was determined to be $0.10 and $0.07 for the September 20 and September 26 warrants, respectively. For the twelve months ended December 31, 2019 and 2018, interest expense of $86,750 and $21,688, respectively, was recorded as amortization of the debt issuance costs.

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

Shares Issued and Outstanding and Shares Reserved for Exercise of Warrants, Convertible Notes, and the 2015 Plan

The Company had 370,497 Shares issued and outstanding, 134,532 Shares reserved for issuance upon the exercise of outstanding warrants, 561,756 Shares reserved for issuance upon the conversion of convertible debt, and 67,330 Shares reserved for issuance under the 2015 Plan, as of December 31, 2019.

13.	Stock-Based Compensation

On April 30, 2015, the Company entered into a Non-qualified Stock Option Agreement with Sophie Pibouin, a director of the Company, in accordance with the 2015 Plan. The agreement granted options to purchase 128,000 shares prior to the expiration date of April 29, 2025 at an exercise price of $0.75. The options granted vested on a graded scale over a period of time through October 31, 2015.

On January 1, 2016, the Company granted employees stock options to purchase 250,000 shares at an exercise price of $0.90 per share in accordance with the 2015 Plan. The options were fully vested as of January 1, 2019. The total fair value of $196,250 for these stock options was recognized by the Company over the applicable vesting period.

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

On September 25, 2017, the Company granted an employee stock options to purchase 750,000 shares at an exercise price of $0.30 per share and 500,000 shares at an exercise price of $0.38 per share, in accordance with the 2015 Plan. The options were fully vested as of September 25, 2019. The total fair value of $321,011 for these stock options was recognized by the Company over the applicable vesting period.

On January 30, 2019, the Company entered into a Non-qualified Stock Option Agreement with an individual consultant to the Company, in accordance with the 2015 Plan. The agreement granted options to purchase 12,500 shares prior to the expiration date of December 31, 2025 at an exercise price of $0.90. The options granted were 100% vested as of the grant date.

On March 11, 2019, the Company canceled previously granted stock options to employees in the following amounts: 150,000 shares at an exercise price of $0.90 per share; 160,000 shares at an exercise price of $0.96 per share; 100,000 shares at an exercise price of $0.76 per share; 750,000 shares at an exercise price of $0.30 per share; and 500,000 shares at an exercise price of $0.38 per share. On March 11, 2019, the Company replaced those canceled stock options exercisable for a total of 1,660,000 shares with virtually identical stock options at an exercise price of $0.13 per share in accordance with the 2015 Plan. The incremental fair value of $24,898 for these stock options is being recognized by the Company over the applicable vesting periods, which range by tranche from fully vested at issuance through vesting by December 2020.

On March 11, 2019, the Company granted employees stock options to purchase 505,000 shares at an exercise price of $0.13 per share in accordance with the 2015 Plan, with vesting continuing until 2023. The total fair value of $44,591 for these stock options is being recognized by the Company over the applicable vesting period.

The weighted average estimated values of director and employee stock option grants, as well as the weighted average assumptions that were used in calculating such values during the twelve months ended December 31, 2019 and 2018, were based on estimates at the date of grant as follows:

	April 30,	January 1,	February 10,
	2015 Grant	2016 Grant	2016 Grant
Risk-free interest rate	1.43%	1.76%	1.15%
Weighted average expected term	5 years	5 years	5 years
Expected volatility	143.10%	134.18%	132.97%
Expected dividend yield	0.00%	0.00%	0.00%

	December 6,	September 25,
	2016 Grant	2017 Grant
Risk-free interest rate	1.84%	1.85%
Weighted average expected term	5 years	5 years
Expected volatility	123.82%	130.79%
Expected dividend yield	0.00%	0.00%

	January 30,	March 11,
	2019 Grant	2019 Grant
Risk-free interest rate	2.54%	2.44%
Weighted average expected term	5 years	5 years
Expected volatility	115.80%	116.46%
Expected dividend yield	0.00%	0.00%

A summary of stock option activity during the twelve months ended December 31, 2019 and 2018 is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2018	2,238,000	$0.55	9 years	79,200

Outstanding at December 31, 2018	2,238,000	$0.55	8 years	$79,200

Exercisable at December 31, 2018	1,589,250	$0.57	8 years	$79,200

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2019	2,238,000	$0.55	8 years	79,200
Granted	2,177,500	0.13
Forfeited and expired	(2,072,500)	0.84

Outstanding at December 31, 2019	2,343,000	$0.13	9 years	$19,200

Exercisable at December 31, 2019	1,773,000	$0.20	9 years	$19,200

The weighted-average grant date fair value of options granted during the twelve months ended December 31, 2019 was $0.09. There were no grants during the twelve months ended December 31, 2018.

As of December 31, 2019 and 2018, there was $56,012 and $185,754, respectively, of total unrecognized compensation costs related to stock options granted under our stock option agreements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of two years. The total fair value of stock options that vested during the twelve months ended December 31, 2019 and 2018 was $108,035 and $249,025, respectively.

14.	Concentrations

Revenues from the Company’s services to a limited number of customers have accounted for a substantial percentage of the Company’s total revenues. For the twelve months ended December 31, 2019, the Company’s two largest customers, Loffler, Inc. (including their acquisition of Laser Systems, Inc. (“LSI”)), a reseller, and Franklin County Board of Developmental Disabilities, a direct client, accounted for approximately 6% and 6%, respectively, of the Company’s revenues for that period. For the twelve months ended December 31, 2018, the Company’s three largest customers, Tiburon, Inc., a Reseller, Mid-Ohio Strategic Technologies, a reseller, and LSI, accounted for approximately 11%, 10%, and 10%, respectively, of the Company’s revenues for that period.

For the twelve months ended December 31, 2019 and 2018, government contracts represented approximately 41% and 30% of the Company’s net revenues, respectively. A significant portion of the Company’s sales to Resellers represent ultimate sales to government agencies.

As of December 31, 2019, accounts receivable concentrations from the Company’s four largest customers were 25%, 25%, 16% and 12% of gross accounts receivable, respectively, and as of December 31, 2018, accounts receivable concentrations from the Company’s four largest customers were 22%, 16%, 14% and 14% of gross accounts receivable, respectively. Accounts receivable balances from the Company’s four largest customers at December 31, 2019 have been partially collected.

15.	Provision For Income Taxes

For the twelve months ended December 31, 2019 and 2018, we have recognized the minimum amount of state income tax as required by the states that we are required to file taxes in. We are not currently subject to further federal or state tax since we have incurred losses since our inception.

As of December 31, 2019, we had federal and state net operating loss carry forwards of approximately $18,430,000, which can be used to offset future federal income tax. The federal and state net operating loss carry forwards expire at various dates through 2039. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in our opinion, utilization is not reasonably assured.

As of December 31, 2019, the deferred tax asset, primarily related to our net operating losses, was approximately $3,809,000. A 100 % valuation allowance has been established on deferred tax assets at December 31, 2019 and 2018, due to the uncertainty of our ability to realize future taxable income.

16.	Subsequent Events

Issuance of Restricted Common Stock to Directors

On January 2, 2020, the Company issued 16,428 new Shares of restricted common stock to directors of the Company in accordance with the Company’s director compensation policy. Stock compensation of $57,500 will be recorded over the requisite service period of the twelve months ending December 31, 2020 on the issuance of the common stock.

Reverse Stock Split

Effective February 27, 2020, upon recommendation and authorization by the Board of Directors, stockholders holding a majority in interest of the issued and outstanding shares of Common Stock, acting by written consent, adopted an amendment to the Company’s Articles of Incorporation to (i) effectuate the Reverse Split at a ratio of one-for-fifty (1-for-50) and (ii) reduce the number of authorized shares of Common Stock of the Company as of the effective date of such amendment to 25,000,000 shares. On March 3, 2020, the Company filed the Reverse Split Amendment, which became effective on March 20, 2020. On March 1, 2020, upon recommendation and authorization by the Board of Directors, stockholders holding a majority in interest of the issued and outstanding shares of Common Stock of the Company, acting by written consent, adopted an amendment to the Company’s Articles of Incorporation to increase the authorized number of shares of Common Stock to 3,200,000 shares (representing 160,000,000 on a pre-split basis) from 1,500,000 shares (representing 75,000,000 on a pre-split basis), in order to facilitate the GSI Acquisition, the Offering, and the Note Conversion. On March 2, 2020, the Company filed the Shares Increase Amendment, which was effective immediately upon filing.

The reverse stock split did not cause an adjustment to par value of the common stock. As a result of the reverse stock split, the Company also adjusted the share amounts for shares reserved for issuance upon the exercise of outstanding warrants, outstanding stock options, and shares reserved for the 2015 Plan. All disclosures of common shares and per share data in the accompanying financial statements related notes have been adjusted to reflect the reverse stock split for all periods presented.

Note Conversion

On March 2, 2020, the Company entered into amendments to all of its currently outstanding Convertible Promissory Notes, which were issued by the Company to various investors in 2016, 2017, and 2018. The Note Amendments permit the Company, in the event the Company offers its shares of Common Stock to investors in any private placement of securities, to convert all of the then-outstanding principal and accrued and unpaid interest payable with respect to the 2016-2018 Notes into shares of Common Stock upon the same terms as such private placement. Pursuant to the Note Amendments, on March 2, 2020, the Company converted all of the then-outstanding principal and accrued and unpaid interest payable with respect to the 2016-2018 Notes and $350,000 of the 2019 Related Notes into the aggregate amount of 1,433,739 shares of Common Stock at a conversion price of $4.00 per share. Taglich Brothers, Inc. acted as the exclusive placement agent for the Note Conversion, and earned fees in the form of 35,250 shares of Common Stock.

Private Securities Offering

On March 2, 2020, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain accredited investors, pursuant to which the Company issued and sold (i) 875,000 shares of the Company’s Common Stock, at a price of $4.00 per share, for aggregate gross proceeds of $3,500,000 and (ii) 2,000 units (“Units”), with each Unit consisting of $1,000 in 12% Subordinated Notes and 40 shares, for aggregate gross proceeds of $2,000,000 in Units and $5,500,000 for the combined private placement pursuant to the Securities Purchase Agreement. After full subscription of the Offering, the Company will have issued 955,000 new shares of Common Stock. The Company used a portion of the net proceeds of the Offering to finance the acquisition of Graphic Sciences described in Item 2.01 of this Report, and intends to use the remaining net proceeds for working capital and general corporate purposes, including potentially other future acquisitions.

The principal amount of the Notes, together with any accrued and unpaid interest thereon, become due and payable on February 28, 2023. Interest on the Notes will accrue at the rate of 12% per annum, payable quarterly in cash, beginning on June 30, 2020 and the entire outstanding principal and accrued but unpaid interest due on the Notes is payable on the Maturity Date. Any accrued but unpaid quarterly installment of interest shall accrue interest at the rate of 14.0% per annum. Any overdue principal and accrued and unpaid interest at the Maturity Date shall accrue a mandatory default penalty of 20% of the outstanding principal balance and an interest rate of 14% per annum from the Maturity Date until paid in full.

The Company retained Taglich Brothers, Inc. as the exclusive placement agent for the private placement offering of the Securities Purchase Agreement. In compensation, the Company paid the placement agent a cash payment of 8% of the gross proceeds of the offering, along with warrants to purchase shares of Company common stock, and reimbursement for the placement agent’s reasonable out of pocket expenses, FINRA filing fees and related legal fees. On March 2, 2020, the Company paid the placement agent cash in the amount of $440,000 and issued the placement agent warrants to purchase 95,500 shares at an exercise price at $4.00 per share, which are exercisable for a period of five years after issuance, contain customary cashless exercise provisions and anti-dilution protection and are entitled to limited piggyback registration rights.

Acquisition of Graphic Sciences, Inc.

On March 2, 2020, the Company acquired 100% of the Graphic Sciences capital stock, pursuant to a Stock Purchase Agreement, dated as of March 2, 2020 (the “Purchase Agreement”). Located in Madison Heights, Michigan, Graphic Sciences is a document management company that provides indexing and scanning services, as well as physical document storage and retrieval services. Multi-year state and local government contracts account for the majority of Graphic Sciences’ sales. Graphic Sciences provides services to the State of Michigan pursuant to the State of Michigan’s Standard Contract Terms, dated June 1, 2018 and expiring on May 30, 2023, unless earlier terminated in accordance with its terms (the “Michigan Contract”). Pursuant to the Michigan Contract, the various subdivisions, agencies, and municipalities within the State of Michigan may procure document management services from Graphic Sciences at a fixed price during the term of the Michigan Contract.

The acquisition was consummated pursuant to a Stock Purchase Agreement, dated as of March 2, 2020 (the “Purchase Agreement”), by and among the Company, Graphic Sciences, and four individual sellers (“Sellers”). The initial purchase price for Graphic Sciences consisted of approximately $3.5 million in cash, on a cash-free, debt-free basis, and subject to a post-closing net working capital adjustment. The positive net working capital at the time of closing consisted of approximately $1.0 million in accounts receivable and other current assets and approximately $0.3 million in trade payables and other obligations relating to Graphic Sciences’ ongoing business and contracts. In addition to the initial purchase price, three annual potential earnout payments of up to an aggregate of $2.5 million will be payable to the Sellers over three years if certain gross profit levels are achieved. The Company retained Taglich Brothers, Inc. on an exclusive basis to render financial advisory and investment banking services to the Company in connection with the acquisition of Graphic Sciences, for a success fee of $300,000, plus reasonable expenses not exceeding $5,000.

The Company incurred $84,982 of related acquisition costs in the twelve months ended December 31, 2019 which are reflected in general and administrative costs in the Consolidated Statement of Operations. The Company expects to report Graphic Sciences as a separate segment during fiscal year 2020. The acquisition qualifies as a business combination and will be accounted for using the acquisition method of accounting.

As a result of limited access to Graphic Sciences information required to prepare initial accounting, together with the limited time since the acquisition date and the effort required to conform the financial statements to the Company’s practices and policies, the initial accounting for the business combination is incomplete at the time of this filing. As a result, the Company is unable to provide the amounts recognized as of the GSI Acquisition date for the major classes of assets acquired and liabilities assumed, pre-acquisition contingencies and goodwill. Also, the Company is unable to provide proforma revenues and earnings of the combined entity. This information will be included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Impact of Coronavirus

In December 2019, a novel strain of coronavirus (COVID-19) was reported in Wuhan, China. The COVID-19 pandemic has continued to spread and has already caused severe global disruptions. The extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. For example, the impact of COVID-19 on any of our channel partners or customers may negatively affect our revenues. Additionally, if we are forced to scale back hours of operations or close our document services or storage facilities in response to the pandemic, we expect our business, financial condition and results of operations would be materially adversely affected. In addition, our growth strategy to expand our operations may be impeded. We may also be impacted by decreased customer demand and/or subscription terminations as a result of a reduction in customer spending or as a result of government-imposed restrictions on businesses, shelter-in place orders and temporary restaurant, retail and grocery store closures. If the pandemic continues to evolve into a severe worldwide health crisis, the disease could have a material adverse effect on our business, results of operations, financial condition and cash flows.

F-23

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019 and concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

Based on our evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act and we did maintain effective internal control over financial reporting, based on criteria issued by COSO.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this report.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter of the fiscal year ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable

27

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2019.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2019.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2019.

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

28

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2020.

Intellinetics, Inc.

By:	/s/ James F. DeSocio
James F. DeSocio
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2020.

Name	Title

President, Chief Executive Officer, and Director
/s/ James F. DeSocio	(Principal Executive Officer)
James F. DeSocio

Chief Financial Officer and Treasurer
/s/ Joseph D. Spain	(Principal Financial and Accounting Officer)
Joseph D. Spain

/s/ Matthew L. Chretien	Chief Strategy Officer, Chief Technology Officer, Secretary, and Director
Matthew L. Chretien

/s/ Rye D’Orazio	Director
Rye D’Orazio

/s/ Roger Kahn	Director
Roger Kahn

/s/ Robert C. Schroeder	Chairman of the Board, and Director
Robert C. Schroeder

/s/ Sophie Pibouin	Director
Sophie Pibouin

29

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference
		Form	Exhibit	Filing Date

2.1	Stock Purchase Agreement, dated as of March 2, 2020, by and among Intellinetics, Inc., Graphic Sciences, Inc., and Thomas M. Liebold, Gregory P. Colton, Fredrick M. Kamienny, and Frederick L. Erlich	8-K	2.1	03-04-2020

3.1.1	Articles of Incorporation of Intellinetics, Inc.	10-SB	3.1	10-02-2000

3.1.2	Certificate of Correction, effective May 22, 2007	8-K	3.1	06-15-2007

3.1.3	Certificate of Amendment to Articles of Incorporation of Intellinetics, Inc.	8-K	99.1	09-03-2014

3.1.4	Certificate of Amendment to Articles of Incorporation of Intellinetics, Inc., dated March 2, 2020	8-K	3.1	03-04-2020

3.1.5	Certificate of Amendment to Articles of Incorporation of Intellinetics, Inc., dated March 3, 2020	8-K	3.2	03-04-2020

3.2.1	Bylaws of Intellinetics, Inc.	10-SB	3.3	10-02-2000

3.2.2	Amendment No. 1 to the Bylaws of Intellinetics, Inc.	8-K	3.4	03-01-2012

3.2.2	Amendment No. 2 to the Bylaws of Intellinetics, Inc.	8-K	3.3	03-04-2020

4.1	Form of Stock Certificate +

4.2	Form of Warrants dated November 30, 2016	8-K	10.2	12-06-2016

4.3	Form of Placement Agent Warrants, dated January 31, 2017	8-K	10.3	01-06-2017

4.4	Form of Warrant to Purchase Common Stock, issued October 22, 2017	8-K	10.2	10-26-2017

30

4.5	Form of Placement Agent Warrants	8-K	10.5	11-24-2017

4.6	Form of Placement Agent Warrants	8-K	10.3	09-26-18

4.7	Form of 12% Subordinated Notes, dated March 2, 2020	8-K	10.2	03-04-2020

4.8	Form of Placement Agent Warrants, dated March 2, 2020	8-K	4.4	03-04-2020

10.1	Amended Employment Agreement of Matthew L. Chretien, dated September 16, 2011	8-K	10.37	02-13-2012

10.2	Amended Offer of Employment of Matthew L. Chretien, dated September 16, 2011	8-K	10.38	02-13-2012

10.3	Employment Agreement of Joseph D. Spain dated December 2, 2016	8-K	10.3	12-06-2016

10.4	Lease Renewal Agreement by and between Intellinetics, Inc. and Dividend Drive LLC, dated as of August 9, 2016	10-K	10.6	03-30-2017

10.5	Intellinetics, Inc. 2015 Equity Incentive Plan	8-K	10.3	04-30-2015

10.6	First Amendment to Intellinetics, Inc. 2015 Equity Incentive Plan, dated September 25, 2017	8-K	10.2	09-26-2017

10.7	Second Amendment to Intellinetics, Inc. 2015 Equity Incentive Plan, dated February 19, 2018	8-K	10.2	02-23-2018

10.8	Form of Non-Qualified Stock Option Agreement under Company’s 2015 Equity Incentive Plan	10-K	10.9	03-28-2016

10.9	Form of Incentive Stock Option Agreement under Company’s 2015 Equity Incentive Plan	8-K	10.6	01-05-2016

10.10	Offer Letter, dated September 25, 2017, between Intellinetics, Inc. and James F. DeSocio	8-K	10.1	09-26-2017

10.11	Intellinetics, Inc. 2018 Executive Incentive Compensation Plan	8-K	10.3	02-23-2018

10.12	Amendment, dated February 19, 2018, between Intellinetics, Inc. and Joseph D. Spain	8-K	10.1	02-23-2018

10.13	State of Michigan Enterprise Procurement Notice of Contract No 171 180000000749, between the State of Michigan and Graphic Sciences, Inc., with Standard Contract Terms, dated June 1, 2018	8-K	10.4	03-04-2020

10.14	Form of Securities Purchase Agreement, dated March 2, 2020	8-K	10.1	03-04-2020

10.15	Form of Registration Rights Agreement, dated March 2, 2020	8-K	10.3	03-04-2020

21.1	List of Subsidiaries of Intellinetics, Inc. +

31.1	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 +

31.2	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 +

32.1	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 +

32.2	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 +

101.INS	XBRL Instance Document +

101.SCH	XBRL Taxonomy Extension Schema Document +

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document +

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document +

101.LAB	XBRL Taxonomy Extension Label Linkbase Document +

101.PRE	XBRL Taxonomy Extension Linkbase Document +

+	Filed herewith:

31