Form 10-Q
period 2020-03-31
INTELLINETICS, INC.
filed 2020-05-15
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

(614) 921-8170

(Registrant’s telephone number, including area code)

(Former name and former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None.	INLX	N/A

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

As of May 13, 2020 there were 2,810,865 shares of the issuer’s common stock outstanding with par value of $0.001 per share.

INTELLINETICS, INC.

Form 10-Q

March 31, 2020

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

Any forward-looking statements we make are based on our current plans, intentions, objectives, goals, targets, strategies, hopes, beliefs, projections and expectations, as well as assumptions made by and information currently available to management. Forward-looking statements are not guarantees of future performance or events, but are subject to and qualified by substantial risks, uncertainties and other factors, which are difficult to predict and are often beyond our control. Forward-looking statements will be affected by assumptions and expectations we might make that do not materialize or that prove to be incorrect and by known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed, anticipated or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, those described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 30, 2020, as well as other risks, uncertainties and factors discussed elsewhere in this report, in documents that we include as exhibits to or incorporate by reference in this report, and in other reports and documents we from time to time file with or furnish to the SEC. In light of these risks and uncertainties, you are cautioned not to place undue reliance on any forward-looking statements that we make.

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

Part I Financial Information

Item 1. Financial Statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash	$1,047,197	$404,165
Accounts receivable, net	1,083,201	329,571
Accounts receivable, unbilled	290,971	23,371
Parts and supplies, net	105,586	4,184
Prepaid expenses and other current assets	267,801	110,841
Total current assets	2,794,756	872,132

Property and equipment, net	734,798	6,919
Right of use assets	2,937,660	97,239
Intangible assets, net	1,214,144	-
Goodwill	1,800,176	-
Other assets	14,784	10,284
Total assets	$9,496,318	$986,574

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$230,087	$160,911
Accrued compensation	203,399	70,027
Accrued expenses, other	451,185	140,079
Lease liabilities - current	475,603	47,397
Deferred revenues	703,397	754,073
Deferred compensation	104,120	117,166
Accrued interest payable - current	20,000	1,212,498
Notes payable - current	-	3,339,963
Notes payable - related party - current	46,296	1,467,400
Total current liabilities	2,234,087	7,309,514

Long-term liabilities:
Notes payable	1,386,318	-
Lease liabilities - net of current portion	2,528,888	53,318
Total long-term liabilities	3,915,206	53,318
Total liabilities	6,149,293	7,362,832

Contingent consideration (Note 13)	686,200	-

Stockholders’ equity/(deficit):
Common stock, $0.001 par value, 25,000,000 shares authorized; 2,810,865 and 370,497 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	2,811	371
Additional paid-in capital	24,100,291	14,419,437
Accumulated deficit	(21,442,277)	(20,796,066)
Total stockholders’ equity/(deficit)	2,660,825	(6,376,258)
Total liabilities and stockholders’ equity/(deficit)	$9,496,318	$986,574

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Revenues:
Sale of software	$94,100	$1,750
Software as a service	225,994	199,183
Software maintenance services	261,243	252,636
Professional services	631,946	51,667
Third party services	381	10,149
Total revenues	1,213,664	515,385

Cost of revenues:
Sale of software	38,302	1,846
Software as a service	72,515	67,689
Software maintenance services	46,516	29,378
Professional services	289,467	33,506
Third party services	739	10,046
Total cost of revenues	447,539	142,465

Gross profit	766,125	372,920

Operating expenses:
General and administrative	865,085	538,961
Significant transaction costs	460,767	-
Sales and marketing	243,689	268,757
Depreciation and amortization	28,091	1,908
Total operating expenses	1,597,632	809,626

Loss from operations	(831,507)	(436,706)

Other income (expense)
Gain on extinguishment of debt	287,426	-
Income tax benefit	188,300	-
Interest expense, net	(290,430)	(233,147)

Total other income (expense)	185,296	(233,147)

Net loss	$(646,211)	$(669,853)

Basic and diluted net loss per share:	$(0.54)	$(1.81)

Weighted average number of common shares outstanding - basic and diluted	1,185,846	369,603

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Deficit

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2018	354,588	$355	$14,162,216	$(18,662,785)	$(4,530,592)

Stock Issued to Directors and Employee	15,909	16	87,484	-	87,500

Stock Option Compensation	-	-	56,124	-	56,124

Net Loss	-	-	-	(669,853)	(669,853)

Balance, March 31, 2019	370,497	$371	$14,305,824	$(19,332,638)	$(5,056,821)

Balance, December 31, 2019	370,497	$371	$14,419,437	$(20,796,066)	$(6,376,258)

Stock Issued to Directors	16,429	16	57,484	-	57,500

Stock Option Compensation	-	-	11,573	-	11,573

Stock Issued	955,000	955	3,819,045	-	3,820,000

Stock Issued for Convertible Notes	1,468,939	1,469	5,728,566	-	5,730,035

Equity Issuance Costs	-	-	(307,867)	-	(307,867)

Warrants Issued	-	-	372,053	-	372,053

Net Loss	-	-	-	(646,211)	(646,211)

Balance, March 31, 2020	2,810,865	$2,811	$24,100,291	$(21,442,277)	$2,660,825

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(646,211)	$(669,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,091	1,909
Bad debt expense	23,287	2,661
Parts and supplies reserve	1,500	-
Amortization of deferred financing costs	39,287	45,963
Amortization of beneficial conversion option	11,786	17,679
Amortization of debt discount	8,889	-
Amortization of right of use asset	45,197	10,328
Stock issued for services	57,500	87,500
Stock options compensation	11,573	56,124
Note conversion stock issue expense	141,000	-
Warrant issue expense	236,761	-
Interest on converted debt	176,105	-
Gain on extinguishment of debt	(287,426)	-
Amortization of original issue discount on notes	16,864	-
Changes in operating assets and liabilities:
Accounts receivable	294,853	(16,640)
Accounts receivable, unbilled	8,423	25,732
Parts and supplies, net	(11,506)	3,153
Prepaid expenses and other current assets	(82,390)	8,486
Right of use assets	-	(138,549)
Accounts payable and accrued expenses	(90,718)	58,490
Lease liabilities, current and long-term	(43,908)	133,000
Deferred compensation	(13,046)	(11,077)
Accrued interest, current and long-term	20,000	168,429
Deferred revenues	(89,862)	(71,758)
Total adjustments	502,260	381,430
Net cash used in operating activities	(143,951)	(288,423)

Cash flows from investing activities:
Cash paid to acquire business, net of cash acquired	(3,888,984)	-
Purchases of property and equipment	(7,742)	-
Net cash used in investing activities	(3,896,726)	-

Cash flows from financing activities:
Proceeds from issuance of common stock	3,167,500	-
Offering costs paid on issuance of common stock	(307,867)	-
Payment of deferred financing costs	(175,924)	-
Proceeds from notes payable	2,000,000	-
Repayment of notes payable - related parties	-	(11,255)
Net cash provided by/(used in) financing activities	4,683,709	(11,255)

Net increase (decrease) in cash	643,032	(299,678)
Cash - beginning of period	404,165	1,088,630
Cash - end of period	$1,047,197	$788,952

Supplemental disclosure of cash flow information:
Cash paid during the period for interest and taxes	$2,154	$2,652

Supplemental disclosure of non-cash financing activities:
Accrued interest notes payable converted to equity	$796,074	$-
Accrued interest notes payable related parties converted to equity	238,883	-
Discount on notes payable for beneficial conversion feature	320,000	-
Discount on notes payable for warrants	135,292	-
Notes payable converted to equity	3,421,063	-
Notes payable converted to equity - related parties	1,465,515	-

Supplemental disclosure of non-cash financing activities relating to business acquisition:
Cash	$17,269	$-
Accounts receivable	1,071,770	-
Accounts receivable, unbilled	266,403	-
Parts and supplies	101,016	-
Prepaid expenses	73,116	-
Other current assets	5,954	-
Right of use assets	2,885,618	-
Property and equipment	732,372	-
Intangible assets	1,230,000	-
Accounts payable	(129,622)	-
Accrued expenses	(155,949)	-
Lease liabilities	(2,947,684)	-
Federal and state taxes payable	(168,900)	-
Deferred revenues	(39,186)	-
Deferred tax liabilities, net	(149,900)	-
Net assets acquired in acquisition	2,792,277	-
Total goodwill acquired in acquisition	1,800,176	-
Total purchase price of acquisition	4,592,453	-
Total purchase price of business acquisition financed with contingent consideration liability	(686,200)	-
Cash used in business acquisition	$3,906,253	$-

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

1.	Business Organization and Nature of Operations

Intellinetics, Inc., formerly known as GlobalWise Investments, Inc., (“Intellinetics”), is a Nevada corporation incorporated in 1997, with a two subsidiaries: (i) Intellinetics, Inc., an Ohio corporation that is wholly-owned by the Company (“Intellinetics Ohio), and (ii) Graphic Sciences, Inc., a Michigan corporation that is also wholly-owned by the Company (“Graphic Sciences”). Intellinetics Ohio was incorporated in 1996, and on February 10, 2012, Intellinetics Ohio became the sole operating subsidiary of the Company as a result of a reverse merger and recapitalization. On March 2, 2020, the Company purchased all the outstanding capital stock of Graphic Sciences.

The Company is a document management company, providing comprehensive document solutions, software, and services to its customers in both the public and private sectors. The Company’s software platform allows customers to capture and manage all documents across operations such as scanned hard-copy documents and all digital documents including those from Microsoft Office 365, digital images, audio, video and emails. The Company’s suite of document services includes indexing, conversion, and physical document storage and retrieval. The Company’s comprehensive solutions create value for customers by making it easy to connect business-critical documents to the processes they drive by making them easy to find, secure and compliant with its customers’ audit requirements.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The Company has evaluated subsequent events through the issuance of this Form 10-Q.

The Financial Statements presented in this Quarterly Report on Form 10-Q are unaudited. However, in the opinion of management, such Financial Statements include all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP applicable to interim periods.

Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the current fiscal year ending December 31, 2020.

3.	Liquidity and Management’s Plans

Through March 31, 2020, the Company had incurred an accumulated deficit since its inception of $21,442,277. At March 31, 2020, the Company had a cash balance of $1,047,197.

From the Company’s inception, it has generated revenues from (i) the sales and implementation of its internally generated software applications and (ii) other document management services, such as document conversion, storage, and retrieval. As part of its overall strategic plan to increase the Company’s revenues, improve liquidity, and move the Company towards profitability, the Company acquired Graphic Sciences on March 2, 2020, and CEO Image on April 21, 2020.

The Company’s business plan is to increase our sales and market share by developing a targeted marketing approach to select vertical markets, enhance our direct selling results, and continue to develop a network of select resellers through which we expect to sell our expanded document management solutions. We expect that this marketing initiative will require us to continue our efforts towards direct marketing campaigns and leads management, reseller on-boarding, and to develop additional software integration and customization capabilities, all of which may require additional capital. We also plan to continually monitor opportunities to make strategic acquisitions that will strengthen or complement our product and services offerings, bring more solutions to our customers, and increase revenues and liquidity.

The Company has recently implemented plans to increase liquidity, including the acquisitions of Graphic Sciences and CEO Image. Prior to these recent acquisitions, including in March of 2020, the Company has used proceeds from the issuance of equity, debt, and convertible notes to sustain operations, execute its business plan, and make strategic acquisitions. We also received a loan through the Paycheck Protection Program in April 2020 in the amount of $838,700. However, due to the effects of coronavirus (COVID-19), it is uncertain if the capital requirements to cover the Company’s operating costs through the next 12 months can be met from cash flows generated by operations. Due to our history of operating losses as well as general overall economic conditions, there is no assurance that the Company will be able to obtain additional capital or debt financing within that time. Given these conditions, the Company’s ability to continue as a going concern is contingent upon sufficiently enhancing its operating cash flow, successfully managing the transition of its recent acquisitions of Graphic Sciences and CEO Image, and successfully managing its cash requirements. We have taken steps to reduce operating expenses, including a temporary furlough and a reduction in management compensation. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by the competitive environment in which the Company operates and its cash requirements. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Since inception, the Company’s operations have primarily been funded through a combination of gross profits, government-sponsored loans, and the sale of both equity and debt securities. Although management believes that the Company may have access to additional capital resources, there are currently no commitments or arrangements in effect that would provide for new financing and there is no assurance that the Company will be able to obtain sufficient additional funds on commercially acceptable terms, if at all.

The Company’s condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should it be unable to continue as a going concern.

4.	Corporate Actions

On March 20, 2020, the Company effected a one-for-fifty (1-for-50) reverse stock split of the Company’s common stock. All share and per share amounts herein have been adjusted to reflect the reverse stock split.

5.	Summary of Significant Accounting Policies

Principles of Consolidation

The Financial Statements include the accounts of Intellinetics and the accounts of all the subsidiaries in which a controlling interest is held by the Company. Under U.S. GAAP, consolidation is generally required for investments of more than 50% of the outstanding voting stock of an investee, except when control is not held by the majority owner. The Company’s subsidiaries include: Intellinetics Ohio and Graphic Sciences. The Company considers the criteria established under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 810, “Consolidations” in its consolidation process. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Significant estimates and assumptions include valuation allowances related to receivables, accounts receivable -unbilled, allowance for obsolescence or slow-moving parts and supplies inventory, the recoverability of long-term assets, depreciable lives of property and equipment, the lease liability, estimates of fair value deferred taxes and related valuation allowances. The Company’s management monitors these risks and assesses its business and financial risks on a quarterly basis.

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

d) Sale of professional services

Professional services revenues consist of revenues from document scanning and conversion services, document storage and retrieval, consulting, discovery, training, and advisory services to assist customers with document management needs, as well as repair and maintenance services for customer equipment. Further, revenues of $72,298 for document storage and retrieval services are included in professional services for the three months ended March 31, 2020. We recognize professional services revenue over time as the services are delivered using an input or output method (e.g., labor hours incurred as a percentage of total labor hours budgeted, images scanned, or similar milestones), as appropriate for the contract, provided all other revenue recognition criteria are met.

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

g) Contract balances

When the timing of our delivery of goods or services is different from the timing of payments made by customers, we recognize either a contract asset (performance precedes contractual due date) or a contract liability (customer payment precedes performance). Customers that prepay are represented by deferred revenue until the performance obligation is satisfied. Contract assets represent arrangements in which the good or service has been delivered but payment is not yet due. Our contract assets consisted of accounts receivable, unbilled, which are disclosed on the condensed consolidated balance sheets. Our contract liabilities consisted of deferred (unearned) revenue, which is generally related to software as a service or software maintenance contracts. We classify deferred revenue as current based on the timing of when we expect to recognize revenue, which are disclosed on the condensed consolidated balance sheets.

The following table present changes in our contract assets and liabilities during the three months ended March 31, 2020 and 2019:

	Balance at Beginning of Period	Addition from acquisition (Note 6)	Revenue Recognized in Advance of Billings	Billings	Balance at End of Period
Three months ended March 31, 2020
Contract assets: Accounts receivable, unbilled	$23,371	$276,023	$24,568	$(32,991)	$290,971

Three months ended March 31, 2019
Contract assets: Accounts receivable, unbilled	$65,118	$-	$52,847	$(65,118)	$52,847

	Balance at Beginning of Period	Addition from acquisition (Note 6)	Billings	Recognized Revenue	Balance at End of Period
Three months ended March 31, 2020
Contract liabilities: Deferred revenue	$754,073	$39,186	$491,980	$(581,842)	$703,397

Three months ended March 31, 2019
Contract liabilities: Deferred revenue	$723,619	$-	$425,905	$(497,663)	$651,861

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

Remaining performance obligations represent the transaction price from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 92% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. As of March 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations for software as a service and software maintenance contracts with a duration greater than one year was $55,575. As of December 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations for software as a service and software maintenance contracts with a duration greater than one year was $69,381. This does not include revenue related to performance obligations that are part of a contract whose original expected duration is one year or less.

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

m) Disaggregation of revenue

The Company provides disaggregation of revenue based on product groupings in our consolidated statements of operations as it believes this best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Revenues from contracts are primarily within the United States. International revenues were not material to the condensed consolidated financial statements for the three months ended March 31, 2020 and 2019.

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

The number of customers that comprise the Company’s customer base, along with the different industries, governmental entities and geographic regions, in which the Company’s customers operate, limits concentrations of credit risk with respect to accounts receivable, with the exception of the State of Michigan. In the quarter ended March 31, 2020, the Company’s sales to the State of Michigan totaled 38% of revenues. The Company expects revenues from the State of Michigan to be a higher percentage of total revenues in future periods. The Company is not aware of any losses by Graphic Sciences resulting from nonpayment by the State of Michigan.

The Company does not generally require collateral or other security to support customer receivables; however, the Company may require its customers to provide retainers, up-front deposits or irrevocable letters-of-credit when considered necessary to mitigate credit risks. The Company has established an allowance for doubtful accounts based upon facts surrounding the credit risk of specific customers and past collections history. Credit losses have been within management’s expectations. At March 31, 2020 and December 31, 2019, the Company’s allowance for doubtful accounts was $59,020 and $35,733, respectively.

Parts and Supplies

Parts and supplies are valued at the lower of cost or net realizable value. Costs are determined using the first-in, first-out method. Parts and supplies are used for scanning and document conversion services. A provision for potentially obsolete or slow-moving parts and supplies inventory is made based on parts and supplies levels, future sales forecasted and management’s judgment of potentially obsolete parts and supplies. The Company recorded an allowance of $1,500 at March 31, 2020 and there was no allowance recorded as of March 31, 2019.

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

For the three months ended March 31, 2020 and 2019, our expensed software development costs were $87,895 and $116,088, respectively.

Recent Accounting Pronouncements

Intangibles – Goodwill and Other – Internal-Use Software

In August 2018, the FASB issued ASU 2018-15, which addresses a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. Under the new guidance, customers will apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. ASC 2018-15 was effective for the Company beginning in its first quarter of 2020. The Company has concluded that the impact on its condensed consolidated financial statements and related disclosures is not material.

Fair Value

In August 2018, the FASB issued ASU 2018-13, which is guidance that changes the fair value measurement disclosure requirements of ASC 820. ASU 2018-13 was effective for the Company beginning in its first quarter of 2020. The Company has concluded that the impact on its condensed consolidated financial statements and related disclosures is not material.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASC 842”) (“ASU 2016-02”), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. ASU 2016-02 was effective for the Company beginning in its first quarter of 2019. On January 1, 2019, the Company recorded a lease liability of $143,761 and a net right-of-use asset of $138,549 using the required modified retrospective approach. On March 2, 2020, the Company recorded a lease liability of $2,947,684 and a net right-of-use asset of $2,885,619 using the required modified retrospective approach for the newly acquired subsidiary, Graphic Sciences. In adopting ASC 842, the Company elected to utilize the available package of practical expedients permitted under the transition guidance within the new standard, which does not require the reassessment of the following: i) whether existing or expired arrangements are or contain a lease, ii) the lease classification of existing or expired leases, and iii) whether previous initial costs would qualify as capitalization under the new lease standard.

Recently Issued Accounting Pronouncements Not Yet Effective

Financial Instruments – Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. ASC 2016-16 is effective for annual reporting periods beginning after December 15, 2023, including interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its condensed consolidated financial statements and related disclosures.

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” which provides optional relief through specific exceptions and practical expedients for transitioning away from reference rates that are expected to be discontinued.  The relief generally applies to eligible modifications of contractual terms that change (or have the potential to change) the amount or timing of contractual cash flows related to replacement of a reference rate.  The relief allows such modifications to be accounted for as continuations of existing contracts without additional analysis.  The optional relief is available from March 2020 through December 31, 2022.  The Company is currently evaluating the impact of this ASU.

Income Taxes

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” which removes certain exceptions related to intra-period tax allocations and deferred tax accounting on outside basis differences in foreign subsidiaries and equity method investments. Additionally, it provides other simplifying measures for the accounting for income taxes. The new standard is effective for fiscal years beginning after December 15, 2021 with early adoption permitted. The Company is currently evaluating the impact of this ASU.

Equity Securities, Equity Method Investments and Certain Derivatives

In January 2020, the FASB issued ASU 2020-01, “Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815.” This ASU clarifies the interaction between accounting standards related to equity securities, equity method investments and certain derivatives. The effective date of the standard will be for annual periods beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of the new standard on its condensed consolidated financial statements and related disclosures.

Lease Accounting and COVID-19

In April 2020, the FASB issued a question-and-answer document to address stakeholder questions on the application of the lease accounting guidance for lease concessions related to the effects of the COVID-19 pandemic. The guidance will allow concessions related to the timing of payments, where the total consideration has not changed, to not be accounted for as lease modifications. Instead, any such concessions can be accounted for as if no change was made to the contract or as variable lease payments. The Company is currently assessing the impact of the question-and-answer document on its condensed consolidated financial statements, and will adopt the guidance in the second quarter of 2020, to the extent applicable.

All other Accounting Standards Updates issued but not yet effective are not expected to have a material effect on the Company’s future condensed consolidated financial statements.

Advertising

The Company expenses the cost of advertising as incurred. Advertising expense for the three months ended March 31, 2020 and 2019 amounted to $1,989 and $1,028, respectively.

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

Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. The provision for income taxes is computed by applying statutory rates to income before taxes.

Deferred income taxes are recognized for the tax consequences in future years of temporary differences between the financial reporting and tax bases of assets and liabilities as of each period-end based on enacted tax laws and statutory rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A 100% valuation allowance has been established on deferred tax assets at March 31, 2020 and December 31, 2019, due to the uncertainty of our ability to realize future taxable income. For the three months ended March 31, 2020 the Company recovered a net $179,400 of its valuation allowance in conjunction with the consolidation of the net deferred tax liability of its wholly owned subsidiary, Graphic Sciences.

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

Segment Information

Operating segments are defined in the criteria established under the FASB ASC Topic 280 as components of public entities that engage in business activities from which they may earn revenues and incur expenses for which separate financial information is available and which is evaluated regularly by the Company’s chief operating decision maker (“CODM”)  in deciding how to assess performance and allocate resources. The Company’s CODM  assesses performance and allocates resources based on two operating segments: Document Management and Document Conversion. These segments contain individual business components that have been combined on the basis of common management, customers, solutions offered, service processes and other economic characteristics. The Company currently has no intersegment sales. The Company evaluates the segments’ performance based on gross profits.

The Document Management Segment provides cloud-based content services software. Its modular suite of solutions complements existing operating and accounting systems to serve a mission-critical role for organizations to make content secure, compliant, and process-ready. This segment conducts its primary operations in the United States. Markets served include highly regulated, risk and compliance-intensive markets in healthcare, K-12 education, public safety, other public sector, risk management, financial services, and others. Solutions are sold both directly to end-users and through resellers.

The Document Conversion Segment provides services for scanning and indexing, converting images from paper to digital, paper to microfilm, and microfiche to microfilm, as well as long-term physical document storage and retrieval. This segment conducts its primary operations in the United States. Markets served include business and federal, county, and municipal governments. Solutions are sold both directly to end-users and through a reseller distributor.

Information by operating segment is as follows:

	Three months ended March 31, 2020	Three months ended March 31, 2019
Revenues
Document Management	$618,051	$515,385
Document Conversion	595,613	-
Total revenues	$1,213,664	$515,385

Gross profit
Document Management	$434,705	$372,920
Document Conversion	331,420	-
Total gross profit	$766,125	$372,920

	March 31, 2020	December 31, 2019
Total assets
Document Management	$1,273,463	$986,574
Document Conversion	5,208,536	-
Corporate	3,014,320	-
Total assets	$9,496,319	$986,574

Capital additions, net
Document Management	$3,194	$-
Document Conversion	4,548	-
Total capital additions, net	$7,742	$-

Statement of Cash Flows

For purposes of reporting cash flows, cash includes cash on hand and demand deposits held by banks.

Reclassifications

Certain amounts in the 2019 condensed consolidated financial statements have been reclassified to conform to current year presentation.

6.	Business Acquisition

On March 2, 2020, the Company entered into a stock purchase agreement to acquire all of the issued and outstanding stock of Graphic Sciences. The acquisition was accounted for in accordance with GAAP and was made to expand the Company’s market share in the document management industry and due to synergies of product lines and services between the Companies.

The purchase price has been preliminarily allocated to assets acquired and liabilities assumed based on the estimated fair value of such assets and liabilities at the date of acquisition as follows:

Assets acquired:
Cash	$17,269
Accounts receivable	1,071,770
Accounts receivable, unbilled	276,023
Parts and supplies	91,396
Prepaid expenses	73,116
Other current assets	5,954
Right of use assets	2,885,618
Property and equipment	732,372
Intangible assets (see Note 7)	1,230,000
6,383,518
Liabilities assumed:
Accounts payable	129,622
Accrued expenses	155,949
Lease liabilities	2,947,684
Federal and state taxes payable	168,900
Deferred revenue	39,186
Deferred tax liabilities - Net	149,900
3,591,241

Total identifiable net assets	2,792,277

Purchase price	4,592,453

Goodwill - Excess of purchase price over fair value of net assets acquired	$1,800,176

The purchase price was financed with a $686,200 seller contingent liability (contingent consideration arrangement) and $3,906,253 was paid in cash. Goodwill in the amount of $1,800,176 was recognized in the acquisition of Graphic Sciences and is attributable to the cash flows of the business derived from the potential of the Company to outperform the market due to its existing relationship and other synergies created within the Company.

Acquisition costs which include legal and other professional fees of approximately $460,767 were expensed as nonrecurring transaction costs and are included in Significant transaction costs in the accompanying condensed consolidated statement of operations.

The contingent consideration arrangement requires the Company to pay the seller up to $833,000 annually for a three year period based on a gross profit level achieved by Graphic Sciences on an annual basis, resulting in a max payout to the seller over a three year period of $2,500,000, as defined. Management estimated a fair value of the contingent consideration liability of $686,200 which would be owed to the seller based on the terms of the earnout, and accordingly, recorded this liability at the acquisition date in accordance with GAAP. The fair value was based on projections of future gross profit over a three year period and valuation techniques that utilized expected volatility, threshold probability, and discounting of future payments.

As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded. The finalization of the purchase accounting assessment may result in changes in the valuation of assets acquired and liabilities assumed and may have an impact on the Company’s results of operations and financial position.

The following unaudited pro forma information presents a summary of the consolidated results of operations for the Company as if the acquisition of Graphic Sciences had occurred on January 1, 2019.

	For the Three Months Ended
	(unaudited)	(unaudited)
	March 31, 2020	March 31, 2019
Total revenues	$2,488,401	$2,005,306

Net loss	$(457,486)	$(623,448)

Basic and diluted net loss per share	$(0.16)	$(0.22)

The unaudited pro forma consolidated results are based on the Company’s historical financial statements and those of Graphic Sciences and do not necessarily indicate the results of operations that would have resulted had the acquisition actually been completed at the beginning of the applicable period presented. The pro forma financial information assumes that the companies were combined as of January 1, 2019.

7.	Intangible Assets, Net

At March 31, 2020, intangible assets consisted of the following:

	Estimated		Accumulated
	Useful Life	Cost	Amortization	Net
Trade names	10 years	$119,000	$(992)	$118,008
Customer contracts	6-8 years	1,111,000	(14,865)	1,096,135
		$1,230,000	$(15,856)	$1,214,144

Amortization expense for the period from inception, March 2, 2020, through March 31, 2020, was $15,856. The following table represents future amortization expense for intangible assets subject to amortization.

For the Three Months Ending March 31,	Amount
2021	$190,275
2022	190,275
2023	190,275
2024	190,275
2025	190,275
Thereafter	262,769
$1,214,144

8.	Fair Value Measurements

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

Management believes that the carrying values of cash and equivalents, accounts receivable, accounts payable, accrued expenses, and the 2019 Related Notes approximate fair value because of their short maturity. Management believes that the carrying value of the contingent consideration approximates fair value given the March 2, 2020 transaction proximity to March 31, 2020. Management believes that the carrying value of the 2020 Notes approximates fair value given the March 2, 2020 transaction proximity to March 31, 2020.

The table below reflects all other notes payable at December 31, 2019.

		December 31, 2019
		Fair Value
2016 Unrelated Notes	(a)	$942,256
2017 Unrelated Notes	(a)	2,011,859
2018 Unrelated Notes	(a)	1,028,792
Total		$3,982,907

		December 31, 2019
		Fair Value
2016 Related Notes	(a)	$405,784
2017 Related Notes	(a)	445,810
2018 Related Notes	(a)	457,241
Total		$1,308,835

(a)	The fair value was based upon Level 2 inputs. See Note 10 for additional information about the Company’s 2016, 2017, and 2018 Unrelated Notes. See Note 11 for additional information about the Company’s 2016, 2017, and 2018 Related Notes.

9.	Property and Equipment

Property and equipment are comprised of the following:

	March 31, 2020	December 31, 2019
Computer hardware and purchased software	$946,634	$259,959
Leasehold improvements	221,666	221,666
Furniture and fixtures	135,496	82,056
	1,303,796	563,681
Less: accumulated depreciation and amortization	(568,998)	(556,762)
Property and equipment, net	$734,798	$6,919

Total depreciation expense on the Company’s property and equipment for the three months ended March 31, 2020 and 2019 amounted to $12,235 and $1,909, respectively.

10.	Notes Payable

Summary of Notes Payable

The table below reflects all notes payable at March 31, 2020 and December 31, 2019, respectively, with the exception of related party notes disclosed in Note 11 - Notes Payable - Related Parties.

	March 31, 2020	December 31, 2019
2020 Notes	$2,000,000	$-
2018 Unrelated Notes	-	900,000
2017 Unrelated Notes	-	1,760,000
2016 Unrelated Notes, net of beneficial conversion feature of $50,703	-	824,297
Total notes payable	$2,000,000	$3,484,297
Less unamortized debt issuance costs	(302,571)	(144,334)
Less unamortized debt discount	(311,111)	-
Less current portion	-	3,339,963
Long-term portion of notes payable	$1,386,318	$-

Future minimum principal payments of these notes payable as described in this Note 10 are as follows:

As of March 31,	Amount
2023	$2,000,000
Total	$2,000,000

As of March 31, 2020 and December 31, 2019, accrued interest for these notes payable with the exception of the related party notes in Note 11 - Notes Payable - Related Parties, was $20,000 and $918,307, respectively. As of March 31, 2020, unamortized deferred financing costs and unamortized debt discount were reflected within long term liabilities on the condensed consolidated balance sheets. As of December 31, 2019, unamortized deferred financing costs were $144,334, and was reflected within current liabilities on the condensed consolidated balance sheets.

With respect to all notes outstanding (other than the notes to related parties), for the three months ended March 31, 2020 and 2019, interest expense, including the amortization of deferred financing costs, accrued loan participation fees, original issue discounts, deferred interest and related fees, interest expense related to warrants issued for the conversion of convertible notes, and the embedded conversion feature was $202,920 and $176,721, respectively.

2020 Note Issuance

On March 2, 2020, the Company entered into a Securities Purchase Agreement with certain accredited investors, pursuant to which the Company issued and sold 2,000 units (“Units”), with each Unit consisting of $1,000 in 12% Subordinated Notes (“2020 Notes”) and 40 shares, for aggregate gross proceeds of $2,000,000 in Units pursuant to the Securities Purchase Agreement. The principal amount of the 2020 Notes, together with any accrued and unpaid interest thereon, become due and payable on February 28, 2023. Interest on the 2020 Notes will accrue at the rate of 12% per annum, payable quarterly in cash, beginning on June 30, 2020 and the entire outstanding principal and accrued but unpaid interest due on the 2020 Notes is payable on the Maturity Date. Any accrued but unpaid quarterly installment of interest shall accrue interest at the rate of 14.0% per annum. Any overdue principal and accrued and unpaid interest at the Maturity Date shall accrue a mandatory default penalty of 20% of the outstanding principal balance and an interest rate of 14% per annum from the Maturity Date until paid in full. The Company used a portion of the net proceeds of the offering to finance the acquisition of Graphic Sciences and intends to use the remaining net proceeds for working capital and general corporate purposes, including potentially other future acquisitions. The Company recognized a debt discount of $320,000 for the 80,000 shares issued in conjunction with the Units. The amortization of the debt discount will be recognized over the life of the 2020 Notes as interest expense, and was $8,889 for the three months ended March 31, 2020.

2020 Note Conversion

On March 2, 2020, the Company entered into amendments to all of its then-outstanding convertible promissory notes, which were issued by the Company to various related and unrelated investors in 2016, 2017, and 2018. The Note Amendments permitted the Company to convert all of the then-outstanding principal and accrued and unpaid interest payable with respect to the 2016-2018 Notes into shares of Common Stock upon the same terms as such private placement. Pursuant to the Note Amendments, on March 2, 2020, the Company converted all of the then-outstanding principal and accrued and unpaid interest payable with respect to the 2016-2018 Notes into the aggregate amount of 1,433,689 shares of Common Stock at a conversion price of $4.00 per share. Taglich Brothers, Inc. acted as the exclusive placement agent for the Note Conversion, and earned fees in the form of 35,250 shares of Common Stock at a price of $4.00 per share (with such fees relating to the conversion of both the related and unrelated notes).

2018 Notes

On September 20 and September 26, 2018, the Company issued convertible promissory notes in an aggregate amount of $900,000 (“2018 Unrelated Notes”) to unrelated accredited investors (the “2018 Note Investors”). Placement agent and escrow agent fees of $106,740 were paid out of the cash proceeds. The 2018 Unrelated Notes matured on December 31, 2020, and bore interest at an annual rate of interest of 8% until maturity, with interest of 8% payable quarterly beginning January 2, 2019. The 2018 Note Investors had the right, in their sole discretion, to convert the 2018 Unrelated Notes into shares of Company common stock under certain circumstances at a conversion rate of $6.50 per share. These notes were further amended and converted into equity on March 2, 2020, as described further below in this note, see “2020 Note Conversion.”

2017 Notes

On November 17 and November 30, 2017, the Company issued convertible promissory notes in an aggregate amount of $1,760,000 (“2017 Unrelated Notes”) to unrelated accredited investors (the “2017 Note Investors”). Placement agent and escrow agent fees of $174,810 were paid out of the cash proceeds. The 2017 Unrelated Notes had an original maturity date of November 30, 2019. On September 14, 2018, the 2017 Unrelated Notes were amended to mature on December 31, 2020. The amendment was accounted for as a troubled debt restructuring with the future undiscounted cash flows being greater than the carrying value of the debt prior to extension. No gain was recorded on the amendment, and a new effective interest rate on the 2017 Unrelated Notes was established based on the carrying value of the debt and the revised future cash flows. The 2017 Unrelated Notes bore interest at an annual rate of interest of 8% until maturity, with interest of 8% payable quarterly beginning July 1, 2018. The 2017 Note Investors had the right, in their sole discretion, to convert the 2017 Unrelated Notes into shares of Company common stock under certain circumstances at a conversion rate of $10.00 per share. These notes were further amended and converted into equity on March 2, 2020, as described further below in this note, see “2020 Note Conversion.”

2016 Notes

The Company issued convertible promissory notes on December 30, 2016 in an aggregate amount of $315,000, and on January 6, 2017 and January 31, 2017 in an aggregate amount of $560,000 (collectively, the “2016 Unrelated Notes”), to unrelated accredited investors (the “2016 Note Investors”). Placement agent and escrow agent fees of $100,255 in the aggregate for those issuances, were paid out of the cash proceeds of those issuances. The 2016 Unrelated Notes bore interest at an annual rate of interest of 12% until maturity, with partial interest of 6% payable quarterly, and an original maturity date of December 31, 2018. The 2016 Note Investors had the right, in their sole discretion, to convert the 2016 Unrelated Notes into shares of Company common stock at a conversion rate of $32.50 per share. On September 17, 2018, the 2016 Unrelated Notes were amended to mature on December 31, 2020, and bore interest at an annual rate of interest of 10% until maturity, with partial interest of 5% payable quarterly. With the amendment, the 2016 Note Investors had the right, in their sole discretion, to convert the 2016 Unrelated Notes into shares of Company common stock at a conversion rate of $20.00 per share. The amendment was accounted for as a troubled debt restructuring with the future undiscounted cash flows being greater than the carrying value of the debt prior to extension. No gain was recorded on the amendment, and a new effective interest rate on the 2016 Unrelated Notes was established based on the carrying value of the debt and the revised future cash flows. The Company recognized an initial beneficial conversion feature in the amount of $369,677, plus a fair value adjustment of $56,661 under the troubled debt restructuring accounting. Interest expense recognized on the amortization of the beneficial conversion feature of the 2016 Unrelated Notes was $50,703 and $12,675 for the three months ended March 31, 2020 and 2019, respectively. These notes were further amended and converted into equity on March 2, 2020, as described further below in this note, see “2020 Note Conversion.”

The Company has evaluated the terms of its convertible notes payable in accordance with ASC 815 – 40, “Derivatives and Hedging - Contracts in Entity’s Own Stock” and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion feature did not meet the definition of a derivative and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared with the market price on the date of each note. If the conversion price was deemed to be less than the market value of the underlying common stock at the inception of the note, then the Company recognized a beneficial conversion feature resulting in a discount on the note payable, upon satisfaction of the contingency. The beneficial conversion features were amortized to interest expense over the life of the respective notes, starting from the date of recognition.

11.	Notes Payable - Related Parties

Summary of Related Notes

The table below reflects the notes payable to related parties at March 31, 2020 and December 31, 2019, respectively:

	March 31, 2020	December 31, 2019
2019 Related Notes	$47,728	$397,728
2018 Related Notes	-	400,000
2017 Related Notes	-	390,000
2016 Related Notes, net of beneficial conversion feature of $20,015	-	354,985
Total notes payable - related party	$47,728	$1,542,713
Unamortized original issue discount and debt issuance costs	(1,432)	(75,313)
Less current portion	(46,296)	(1,467,400)
Long-term portion of notes payable-related party	$-	$-

Future minimum principal payments of these notes payable as described in this Note 11 are as follows:

For the Three Months Ending March 31,	Amount
2021	$47,728
TOTAL	$47,728

As of March 31, 2020 and December 31, 2019, accrued interest for these notes payable – related parties amounted to $0 and $294,191, respectively, and on the condensed consolidated balance sheets was reflected within current liabilities as of March 31, 2020 and December 31, 2019.

For the three months ended March 31, 2020 and 2019, interest expense in connection with notes payable – related parties was $87,510 and $56,426 respectively.

2020 Note Conversion

On March 2, 2020, the Company entered into amendments to all of its currently outstanding Convertible Promissory Notes, which were issued by the Company to various related and unrelated investors in 2016, 2017, and 2018. The Note Amendments permitted the Company to convert all of the then-outstanding principal and accrued and unpaid interest payable with respect to the 2016-2018 Notes into shares of Common Stock upon the same terms as such private placement. Pursuant to the Note Amendments, on March 2, 2020, the Company converted all of the then-outstanding principal and accrued and unpaid interest payable with respect to the 2016-2018 Notes into the aggregate amount of 1,433,689 shares of Common Stock at a conversion price of $4.00 per share. Taglich Brothers, Inc. acted as the exclusive placement agent for the Note Conversion, and earned fees in the form of 35,250 shares of Common Stock at a price of $4.00 per share (with such fees relating to the conversion of both the related and unrelated notes) .

2019 Notes

On November 15, 2019, the Company issued promissory notes in an aggregate principal amount of $397,728 (the “2019 Related Notes”) to Robert Taglich and Michael Taglich (each holding more than 5% beneficial interest in the Company’s Shares). The notes included an original issue discount of $47,728. Interest expense recognized on the amortization of the original discount was $11,932, for the twelve months ended December 31, 2019. The notes bear no interest in addition to the original issue discount, which is 12% for the term of the notes, and mature on May 15, 2020. If the 2019 Related Notes have not been either fully repaid by the Company or converted into Company shares or other securities by the maturity date, then the 2019 Related Notes will accrue interest at the annual rate of 12% from the maturity date until the date they are repaid in full. The Company used the proceeds of the 2019 Related Notes for working capital, general corporate purposes, and debt repayment. On March 2, 2020, $350,000 of such notes were converted into equity in connection with a private placement of common stock at a conversion price of $4.00 per share.

2018 Notes

On September 26, 2018, the Company issued convertible promissory notes in an aggregate amount of $400,000 (the “2018 Related Notes”) to accredited investors, including Robert Taglich and Michael Taglich (each holding more than a 5% beneficial interest in the Company’s shares). The 2018 Related Notes matured on December 31, 2020, and bore interest at an annual rate of 8% until maturity, with interest payable quarterly beginning January 2, 2019. The 2018 Related Note investors had the right, in their sole discretion, to convert the 2018 Related Notes into shares of Company common stock under certain circumstances at a conversion rate of $6.50 per share. These notes were further amended and converted into equity on March 2, 2020, as described further below in this note, see “2020 Note Conversion.”

2017 Notes

On September 21, 2017, the Company issued convertible promissory notes in an aggregate principal amount of $154,640 (the “2017 Bridge Notes”) to Robert Taglich and Michael Taglich (each holding more than a 5% beneficial interest in the Company’s shares). The 2017 Bridge Notes included an original issue discount of $4,640. Interest expense recognized on the amortization of the original discount was $889 for the twelve months ended December 31, 2017. The 2017 Bridge Notes bore interest at an annual rate of 8% beginning March 21, 2018 until maturity on September 21, 2018. The effective interest rate was 7% for the term of the 2017 Bridge Notes. The 2017 Bridge Note investors had the right, in their sole discretion, to convert the 2017 Bridge Notes into securities to be issued by the Company in a private placement of equity, equity equivalents, convertible debt or debt financing. In conjunction with the issue of the 2016 Bridge Notes, 3,000 warrants were issued to the 2017 Bridge Note investors. The warrants have an exercise price equal to $15.00 per share and contain a cashless exercise provision. All warrants are immediately exercisable and are exercisable for five years from issuance. The Company recognized debt issuance costs, recorded as a debt discount, on the issue of the warrants in the amount of $38,836. Interest expense recognized on the amortization of the debt discount was $38,836 for the twelve months ended December 31, 2017. On November 30, 2017, principal in the amount of $150,000 of the 2017 Bridge Notes was converted by the 2017 Bridge Note investors into the 2017 Related Notes, described below.

On November 17, 2017, the Company issued convertible promissory notes in an aggregate amount of $390,000 (the “2017 Related Notes”) to accredited investors, including Robert Taglich and Michael Taglich (each holding more than a 5% beneficial interest in the Company’s shares) and James DeSocio (President, Chief Executive Officer and Director), in exchange for the conversion of $150,000 principal amount under the 2017 Bridge Notes and the receipt of $240,000 cash. The 2017 Related Notes were initially scheduled to mature on November 30, 2019. On September 14, 2018, the 2017 Related Notes were amended to mature on December 31, 2020. The amendment was accounted for as a troubled debt restructuring with the future undiscounted cash flows being greater than the carrying value of the debt prior to extension. No gain was recorded, and a new effective interest rate was established based on the carrying value of the debt and the revised future cash flows. The 2017 Related Notes bore interest at an annual rate of 8% until maturity, with interest payable quarterly beginning July 1, 2018. The 2017 Related Note investors had the right, in their sole discretion, to convert the 2017 Related Notes into shares of Company common stock under certain circumstances at a conversion rate of $10.00 per share. These notes were further amended and converted into equity on March 2, 2020, as described further below in this note, see “2020 Note Conversion.”

2016 Notes

On December 30, 2016, the Company issued convertible promissory notes in an aggregate amount of $375,000 (the “2016 Related Notes”) to accredited investors (the “2016 Related Note Investors”), including Robert Taglich and Michael Taglich (each holding more than 5% beneficial interest in the Company’s shares) and Robert Schroeder (a director of the Company). The 2016 Related Notes bore interest at an annual rate of interest of 12% until maturity, with partial interest of 6% payable quarterly, and an initial maturity date of December 31, 2018. The 2016 Related Note Investors had a right, in their sole discretion, to convert the 2016 Related Notes into shares of Company common stock at a conversion rate of $32.50 per share. On September 17, 2018, the 2016 Related Notes were amended to mature on December 31, 2020, and to bear interest at an annual rate of interest of 10% until maturity, with partial interest of 5% payable quarterly. With the amendment, the 2016 Related Note Investors had the right, in their sole discretion, to convert the 2016 Related Notes into shares at a conversion rate of $20.00 per share. The amendment was accounted for as a troubled debt restructuring with the future undiscounted cash flows being greater than the carrying value of the debt prior to extension. No gain was recorded on the amendment, and a new effective interest rate on the 2016 Related Notes was established based on the carrying value of the debt and the revised future cash flows. The Company recognized an initial beneficial conversion feature in the amount of $144,231, plus a fair value adjustment of $24,710 under the troubled debt restructuring accounting. Interest expense recognized on the amortization of the beneficial conversion feature of the 2016 Related Notes was $20,015 and $5,004 for the three months ended March 31, 2020 and 2019, respectively. These notes were further amended and converted into equity on March 2, 2020, as described further below in this note, see “2020 Note Conversion.”

Shealy Loan

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

12.	Deferred Compensation

Pursuant to the Company’s employment agreements with the founders, the founders have earned incentive compensation totaling $104,120 and $117,166 in cash, as of March 31, 2020 and December 31, 2019, respectively, which payment obligation has been deferred by the Company until it reasonably believes it has sufficient cash to make the payment. Following the retirement of founder A. Michael Chretien on December 8, 2017, the Company expects to make bi-weekly payments of $1,846 until his portion of the deferred compensation has been paid, which will comprise 61 full payments and one partial payment of $1,569. For the three months ended March 31, 2020 and 2019, the Company paid $13,046 and $11,077, respectively, which is reflected as a reduction in the deferred compensation liability.

13.	Commitments and Contingencies

Contingent Consideration

The contingent consideration arrangement requires the Company to pay the seller up to $833,000 annually for a three year period based on a gross profit level achieved by Graphic Sciences on an annual basis, resulting in a max payout to the seller over a three year period of $2,500,000, as defined. Management estimated a fair value of the contingent consideration liability of $686,200 which would be owed to the seller based on the terms of the earnout, and accordingly, recorded this liability at the acquisition date in accordance with GAAP. The fair value was based on projections of future gross profit over a three year period and valuation techniques that utilized expected volatility, threshold probability, and discounting of future payments.

As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded. The finalization of the purchase accounting assessment may result in changes in the valuation of assets acquired and liabilities assumed and may have an impact on the Company’s results of operations and financial position.

Employment Agreements

The Company has entered into employment agreements with three of its key executives. Under their respective agreements, the executives serve at will and are bound by typical confidentiality, non-solicitation and non-competition provisions. Deferred compensation for the founders of the Company, as disclosed in Note 12 above, is still outstanding as of December 31, 2019.

Operating Leases

On January 1, 2010, the Company entered into an agreement to lease 6,000 rentable square feet of office space in Columbus, Ohio. The lease commenced on January 1, 2010 and, pursuant to a lease extension dated August 9, 2016, the lease expires on December 31, 2021.

Our subsidiary, Graphic Sciences, uses 36,000 square feet of leased space in Madison Heights as its main facility. Graphic Sciences uses about 20,000 square feet for its records storage services, with the remainder of the space used for production, sales, and administration. The monthly rental payment is $40,694, with increases annually in September up to $45,828 for the final year, with a lease term continuing until August 31, 2026.

Graphic Sciences also leases and uses a separate 20,000 square foot building for document storage in Highland Park, MI, and a satellite office in Traverse City, MI for production. The monthly Highland Park rental payment is $10,417, with increases annually in September up to $11,250 for the final year, with a lease term continuing until September 30, 2021. The monthly Traverse City rental payment is $4,500, with a lease term continuing until January 31, 2024.

Graphic Sciences also leases and uses four leased vehicles for logistics. The monthly rental payments for these vehicles total $2,618, with lease terms continuing until October 31, 2024.

Future minimum lease payments under these operating leases are as follows:

For the Twelve Months Ending March 31,	Amount
2021	$764,480
2022	698,139
2023	595,616
2024	586,389
2025	544,740
Thereafter	774,587
$3,963,951

Lease costs charged to operations for the three months ended March 31, 2020 and 2019 amounted to $77,050 and $12,814, respectively. Additional information pertaining to the Company’s lease are as follows:

For the Three Months Ending March 31, 2020:
Operating cash flows from operating leases	$43,521
Weighted average remaining lease term – operating leases	5.8 years
Weighted average discount rate – operating leases	8.0%

14.	Stockholders’ Equity

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

Reverse Stock Split

Effective February 27, 2020, upon recommendation and authorization by the Board of Directors, stockholders holding a majority in interest of the issued and outstanding shares of Common Stock, acting by written consent, adopted an amendment to the Company’s Articles of Incorporation to (i) effectuate the Reverse Split at a ratio of one-for-fifty (1-for-50) and (ii) reduce the number of authorized shares of Common Stock of the Company as of the effective date of such amendment to 25,000,000 shares. On March 3, 2020, the Company filed the Reverse Split Amendment, which became effective on March 20, 2020. On March 1, 2020, upon recommendation and authorization by the Board of Directors, stockholders holding a majority in interest of the issued and outstanding shares of Common Stock of the Company, acting by written consent, adopted an amendment to the Company’s Articles of Incorporation to increase the authorized number of shares of Common Stock to 160,000,000 shares (representing 3,200,000 on a post-split basis) from 75,000,000 shares (representing 1,500,000 on a post-split basis), in order to facilitate the acquisition of Graphic Sciences, the 2020 private placement of equity and debt, and the 2020 Note Conversion. On March 2, 2020, the Company filed the Shares Increase Amendment, which was effective immediately upon filing.

The reverse stock split did not cause an adjustment to par value of the common stock. As a result of the reverse stock split, the Company also adjusted the share amounts for shares reserved for issuance upon the exercise of outstanding warrants, outstanding stock options, and shares reserved for the 2015 Plan. All disclosures of common shares and per share data in the accompanying financial statements related notes have been adjusted to reflect the reverse stock split for all periods presented. The March 31, 2019 balances of common stock and additional paid in capital were adjusted to $371 and $14,305,824, from previously reported amounts of $31,528 and $14,244,289, respectively. The December 31, 2019 balances of common stock and additional paid in capital were adjusted to $371 and $12,419,437, from previously reported amounts of $31,528 and $14,388,280, respectively.

Issuance of Restricted Common Stock to Directors

On January 2, 2020 and January 7, 2019, the Company issued 16,429 and 10,454 shares, respectively, of restricted common stock to directors of the Company as part of an annual compensation plan for directors. The grant of shares was not subject to vesting. Stock compensation of $57,500 was recorded on the issuance of the common stock for the three months ended March 31, 2020 and 2019.

Issuance of Warrants

Between December 30, 2016 and January 31, 2017, the Company issued convertible promissory notes, the 2016 Unrelated Notes and the 2016 Related Notes (collectively, the “2016 Notes”), in an aggregate amount of $1,250,000 to certain accredited investors, including related parties, in private placements. The Company retained Taglich Brothers, Inc. as the exclusive placement agent for the private placement offering of the 2016 Notes. In January 2017, in compensation for the placement agent’s services in the private placement offering of the 2016 Notes, the Company paid the placement agent a cash payment of $100,000, equal to 8% of the gross proceeds of the offering, along with warrants to purchase 3,077 shares of Company common stock, and the reimbursement for the placement agent’s reasonable out of pocket expenses, FINRA filing fees and related legal fees. The warrants issued to the placement agent contained an exercise price at $37.50 per share, are exercisable for a period of five years after issuance, contain customary cashless exercise provisions and anti-dilution protection and, pursuant to piggyback registration rights, the underlying shares were registered in the Company’s a Registration Statement on Form S-1 declared effective in February 2018. Of the warrants issued to the placement agent, 1,699 warrants were issued in conjunction with proceeds raised in December 2016, and underwriting expense of $65,243 was recorded for the issuance of these warrants, utilizing the Black-Scholes valuation model to value the warrants issued. The remaining 1,378 warrants were issued in conjunction with proceeds raised in January 2017, and underwriting expense of $52,951 was recorded for the issuance of these warrants, utilizing the Black-Scholes valuation model. The fair value of warrants issued was determined to be $38.50.

On September 21, 2017, the Company issued warrants to purchase 3,000 shares of Company common stock to Robert Taglich and Michael Taglich (each holding more than a 5% beneficial interest in the Company’s shares) in connection with the 2017 Bridge Notes. The warrants are exercisable at an exercise price of $15.00 per share, contain a cashless exercise provision, antidilution protection and are exercisable for five years after issuance. A debt discount of $38,837 was recorded for the issuance of these warrants, utilizing the Black-Scholes valuation model. The 2017 Bridge Notes were converted into the 2017 Related Notes in November 2017. The fair value of warrants issued was determined to be $13.00 utilizing the Black-Scholes valuation model.

Between November 17 and November 30, 2017, the Company issued convertible promissory notes, the 2017 Unrelated Notes and the 2017 Related Notes (collectively, the “2017 Notes”), in an aggregate amount of $2,150,000 to certain accredited investors, including related parties, in private placements. The Company retained Taglich Brothers, Inc. as the exclusive placement agent for the private placement offering of the 2017 Notes. In compensation for the placement agent’s services in the private placement offering of the 2017 Notes, the Company paid the placement agent a cash payment of 8% of the gross proceeds of the offering, along with warrants to purchase shares of Company common stock, and the reimbursement for the placement agent’s reasonable out of pocket expenses, FINRA filing fees and related legal fees. On November 17, 2017, the Company paid the placement agent cash in the amount of $172,000 and issued the placement agent warrants to purchase 7,080 shares at an exercise price at $12.50 per share, which are exercisable for a period of five years after issuance, contain customary cashless exercise provisions and anti-dilution protection and were entitled to piggyback registration rights that were exercised in connection with the Company’s Registration Statement on Form S-1 declared effective in February 2018. On November 30, 2017, the Company issued the placement agent warrants to purchase 10,120 shares at an exercise price at $12.50 per share, which are exercisable for a period of five years after issuance, contain customary cashless exercise provisions and anti-dilution protection and are entitled to registration rights that were exercised in connection with the Company’s Registration Statement on Form S-1 declared effective in February 2018. Debt issuance costs of $126,603 was recorded for the issuance of the November 17 and November 30, 2017 warrants, utilizing the Black-Scholes valuation model. The fair value of warrants issued was determined to be $8.50 and $6.50 for the November 17 and November 30 warrants, respectively. For the three months ended March 31, 2020 and 2019, interest expense of $14,726 and $22,089, respectively, was recorded as amortization of the debt issuance costs.

Between September 20 and September 26, 2018, the Company issued convertible promissory notes, the 2018 Unrelated Notes and the 2018 Related Notes (collectively, the “2018 Notes”), in an aggregate amount of $1,300,000 to certain accredited investors, including related parties, in private placements. The Company retained Taglich Brothers, Inc. as the exclusive placement agent for the private placement offering of the 2018 Notes. In compensation, the Company paid the placement agent a cash payment of 8% of the gross proceeds of the offering, along with warrants to purchase shares of Company common stock, and reimbursement for the placement agent’s reasonable out of pocket expenses, FINRA filing fees and related legal fees. On September 20, 2018, the Company paid the placement agent cash in the amount of $40,000 and issued the placement agent warrants to purchase 6,153 shares at an exercise price at $9.00 per share, which are exercisable for a period of five years after issuance, contain customary cashless exercise provisions and anti-dilution protection and are entitled to limited piggyback registration rights. On September 26, 2018, the Company paid the placement agent cash in the amount of $64,000 and issued the placement agent warrants to purchase 9,846 shares at an exercise price at $9.00 per share, which are exercisable for a period of five years after issuance, contain customary cashless exercise provisions and anti-dilution protection and are entitled to limited piggyback registration rights. Debt issuance costs of $64,348 was recorded for the issuance of the September 20 and September 26, 2018 warrants, utilizing the Black-Scholes valuation model. The fair value of warrants issued was determined to be $5.00 and $3.50 for the September 20 and September 26 warrants, respectively. For the three months ended March 31, 2020 and 2019, interest expense of $14,458 and $21,688, respectively, was recorded as amortization of the debt issuance costs.

On March 2, 2020, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain accredited investors, pursuant to which the Company issued and sold (i) 875,000 shares of the Company’s Common Stock, at a price of $4.00 per share, for aggregate gross proceeds of $3,500,000 and (ii) 2,000 units (“Units”), with each Unit consisting of $1,000 in 12% Subordinated Notes and 40 shares, for aggregate gross proceeds of $2,000,000 in Units and $5,500,000 for the combined private placement pursuant to the Securities Purchase Agreement. The Company issued 955,000 new shares of Common Stock for the Offering. The Company retained Taglich Brothers, Inc. as the exclusive placement agent for the private placement offering of the Securities Purchase Agreement. In compensation, the Company paid the placement agent a cash payment of 8% of the gross proceeds of the offering, along with warrants to purchase shares of Company common stock, and reimbursement for the placement agent’s reasonable out of pocket expenses, FINRA filing fees and related legal fees. On March 2, 2020, the Company paid the placement agent cash in the amount of $440,000 and issued the placement agent warrants to purchase 95,500 shares at an exercise price at $4.00 per share, which are exercisable for a period of five years after issuance, contain customary cashless exercise provisions and anti-dilution protection and are entitled to limited piggyback registration rights. Underwriting expense of $236,761 and debt issuance costs of $135,291 was recorded for the issuance of the March 2, 2020 warrants, utilizing the Black-Scholes valuation model. The fair value of warrants issued was determined to be $3.90. Underwriting expense of $307,867 and debt issuance costs of $175,924 was recorded for the placement agent cash fee and other related legal fees. For the three months ended March 31, 2020, interest expense of $8,645 was recorded as amortization of the debt issuance costs.

The estimated values of warrants, as well as the assumptions that were used in calculating such values were based on estimates at the issuance date as follows:

	Placement Agent December 30, 2016	Bridge Noteholders September 21, 2017
Risk-free interest rate	1.93%	1.89%
Weighted average expected term	5 years	5 years
Expected volatility	123.07%	130.80%
Expected dividend yield	0.00%	0.00%

	Placement Agent November 17, 2017	Placement Agent November 30, 2017
Risk-free interest rate	2.06%	2.14%
Weighted average expected term	5 years	5 years
Expected volatility	129.87%	129.34%
Expected dividend yield	0.00%	0.00%

	Placement Agent September 20, 2018	Placement Agent September 26, 2018
Risk-free interest rate	2.96%	2.96%
Weighted average expected term	5 years	5 years
Expected volatility	122.52%	122.92%
Expected dividend yield	0.00%	0.00%

Placement Agent March 2, 2020
Risk-free interest rate	0.88%
Weighted average expected term	5 years
Expected volatility	130.12%
Expected dividend yield	0.00%

Shares Issued and Outstanding and Shares Reserved for Exercise of Warrants, Convertible Notes, and the 2015 Plan

The Company had 2,810,865 Shares issued and outstanding, 230,032 Shares reserved for issuance upon the exercise of outstanding warrants, and 67,330 Shares reserved for issuance under the 2015 Plan, as of March 31, 2020.

15.	Stock-Based Compensation

On April 30, 2015, the Company entered into a Non-qualified Stock Option Agreement with Sophie Pibouin, a director of the Company, in accordance with the 2015 Plan. The agreement granted options to purchase 2,560 shares prior to the expiration date of April 29, 2025 at an exercise price of $37.50. The options granted vested on a graded scale over a period of time through October 31, 2015.

On January 1, 2016, the Company granted employees stock options to purchase 5,000 shares at an exercise price of $45.00 per share in accordance with the 2015 Plan. The options were fully vested as of January 1, 2019. The total fair value of $196,250 for these stock options was recognized by the Company over the applicable vesting period.

On February 10, 2016, the Company granted employees stock options to purchase 4,200 shares at an exercise price of $48.00 per share in accordance with the 2015 Plan. The options were fully vested as of February 10, 2020. The total fair value of $174,748 for these stock options is being recognized by the Company over the applicable vesting period.

On December 6, 2016, the Company granted one employee stock options to purchase 2,000 shares at an exercise price of $38.00 per share in accordance with the 2015 Plan, with vesting continuing until December 2020. The total fair value of $63,937 for these stock options is being recognized by the Company over the applicable vesting period.

On September 25, 2017, the Company granted an employee stock options to purchase 15,000 shares at an exercise price of $15.00 per share and 10,000 shares at an exercise price of $19.00 per share, in accordance with the 2015 Plan. The options were fully vested as of September 25, 2019. The total fair value of $321,011 for these stock options was recognized by the Company over the applicable vesting period.

On January 30, 2019, the Company entered into a Non-qualified Stock Option Agreement with an individual consultant to the Company, in accordance with the 2015 Plan. The agreement granted options to purchase 250 shares prior to the expiration date of December 31, 2025 at an exercise price of $45.00. The options granted were 100% vested as of the grant date.

On March 11, 2019, the Company canceled previously granted stock options to employees in the following amounts: 3,000 shares at an exercise price of $45.00 per share; 3,200 shares at an exercise price of $48.00 per share; 2,000 shares at an exercise price of $38.00 per share; 15,000 shares at an exercise price of $15.00 per share; and 10,000 shares at an exercise price of $19.00 per share. On March 11, 2019, the Company replaced those canceled stock options exercisable for a total of 33,200 shares with virtually identical stock options at an exercise price of $6.50 per share in accordance with the 2015 Plan. The incremental fair value of $24,898 for these stock options is being recognized by the Company over the applicable vesting periods, which range by tranche from fully vested at issuance through vesting by December 2020.

On March 11, 2019, the Company granted employees stock options to purchase 10,100 shares at an exercise price of $6.50 per share in accordance with the 2015 Plan, with vesting continuing until 2023. The total fair value of $44,591 for these stock options is being recognized by the Company over the applicable vesting period.

The weighted average estimated values of director and employee stock option grants, as well as the weighted average assumptions that were used in calculating such values during the three months ended March 31, 2020 and 2019, were based on estimates at the date of grant as follows:

	April 30,	January 1,	February 10,
	2015 Grant	2016 Grant	2016 Grant
Risk-free interest rate	1.43%	1.76%	1.15%
Weighted average expected term	5 years	5 years	5 years
Expected volatility	143.10%	134.18%	132.97%
Expected dividend yield	0.00%	0.00%	0.00%

	December 6,	September 25,
	2016 Grant	2017 Grant
Risk-free interest rate	1.84%	1.85%
Weighted average expected term	5 years	5 years
Expected volatility	123.82%	130.79%
Expected dividend yield	0.00%	0.00%

	January 30,	March 11,
	2019 Grant	2019 Grant
Risk-free interest rate	2.54%	2.44%
Weighted average expected term	5 years	5 years
Expected volatility	115.80%	116.46%
Expected dividend yield	0.00%	0.00%

A summary of stock option activity during the three months ended March 31, 2020 and 2019 is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2020	46,860	$9.02	9 years	19,200

Outstanding at March 31, 2020	46,860	$9.02	9 years	$19,200

Exercisable at March 31, 2020	38,785	$9.54	9 years	$19,200

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2019	36,760	$25.04	8 years	79,200
Granted	43,550	6.72
Forfeited and expired	(33,450)	43.00

Outstanding at March 31, 2019	46,860	$9.02	9 years	$19,200

Exercisable at March 31, 2019	28,710	$10.61	9 years	$19,200

There were no grants during the three months ended March 31, 2020. The weighted-average grant date fair value of options granted during the three months ended March 31, 2019 was $4.49.

As of March 31, 2020, and December 31, 2019, there was $44,359 and $56,012, respectively, of total unrecognized compensation costs related to stock options granted under our stock option agreements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of two years. The total fair value of stock options that vested during the three months ended March 31, 2020 and 2019 was $14,963 and $77,660, respectively.

16.	Concentrations

Revenues from the Company’s services to a limited number of customers have accounted for a substantial percentage of the Company’s total revenues. For the three months ended March 31, 2020, the Company’s two largest customers, the State of Michigan, a direct client, and Quicken Loans, a direct client, accounted for 38% and 5%, respectively, of the Company’s revenue for that period. For the three months ended March 31, 2019, the Company’s two largest customers, Tiburon, Inc., a reseller, and Laser Systems, Inc., a reseller, accounted for 11% and 8%, respectively, of the Company’s revenue for that period.

For the three months ended March 31, 2020 and 2019 government contracts represented approximately 60% and 33% of the Company’s net revenues, respectively. A significant portion of the Company’s sales to Resellers represent ultimate sales to government agencies.

As of March 31, 2020, accounts receivable concentrations from the Company’s two largest customers were 64% and 7% of gross accounts receivable, respectively. As of December 31, 2019, accounts receivable concentrations from the Company’s four largest customers were 25%, 25%, 16% and 12% of gross accounts receivable, respectively. Accounts receivable balances from the Company’s two largest customers at March 31, 2020 have since been partially collected.

17.	Subsequent Events

Paycheck Protection Program

On April 15, 2020, the Company entered into an unsecured promissory note under the Paycheck Protection Program (the “PPP”), through PNC Bank with a principal amount of $838,700. The term of the PPP loan is two years, with an interest rate of 1.0% per annum, which shall be deferred for the first six months of the term of the loan. PPP loan recipients can be granted forgiveness for all or a portion of loans granted under the PPP, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. No assurance is provided that the Company will obtain forgiveness of the PPP loans in whole or in part.

Acquisition of CEO Imaging Systems, Inc.

On April 21, 2020, the Company acquired substantially all of the assets of CEO Imaging Systems, Inc., a Michigan corporation that does business as CEO Image Systems (“CEO Image”). Located in Plymouth, Michigan, CEO Image is a document solutions company that specializes in the K-12 education market, as well as financial services and others. CEO Image had $0.5 million in revenues and a net loss of $0.04 million in its most recent fiscal year, ended December 31, 2019 (unaudited). As of December 31, 2019, total assets for CEO Image were $0.05 million (unaudited). The initial purchase price for CEO Image consisted of approximately $300,000 in cash, on a cash-free, debt-free basis, subject to a post-closing net working capital adjustment, and payable in installments with $130,000 due upon closing, $70,000 due in August 2020, and $100,000 due in November 2020. In addition to the initial purchase price, two annual potential earnout payments of up to an aggregate of $370,000 will be payable to the Seller over two years if certain gross profit levels are achieved over those periods

Impact of Coronavirus

In December 2019, a novel strain of coronavirus (COVID-19) was reported in Wuhan, China. The COVID-19 pandemic has continued to spread and has already caused severe global disruptions. As of May 13, 2020, our Graphic Services business operations, constituting a majority of our professional services revenues, have been reduced and we are only processing those work orders deemed “essential” by the State of Michigan. The full extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, and, in particular, the duration of the State of Michigan stay-at-home order, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. For example, the impact of COVID-19 on any of our channel partners or customers may negatively affect our revenues in future periods. In addition, our growth strategy to expand our operations may be impeded. We may also be impacted by decreased customer demand and/or subscription terminations as a result of a reduction in customer spending or as a result of government-imposed restrictions on businesses, shelter-in place orders and temporary restaurant, retail and grocery store closures. Much of our revenue comes from governmental customers, and those government agencies will likely face budget cuts as a result of the current pandemic that could affect our revenues for months or years to come. If governmental shut-downs continue or if our customers’ spending is drastically decreased, the disease and its aftermath could have a material adverse effect on our business, results of operations, financial condition and cash flows.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial conditions and results of operations of the Company for the three months ended March 31, 2020 and 2019, should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Form 10-Q. As used in this Form 10-Q, unless the context indicates otherwise:

●	the terms “Intellinetics,” “Company,” “us,” “we,” “our,” and similar terms refer to Intellinetics, a Nevada corporation, and its subsidiaries,
●	“Intellinetics Ohio” refers to Intellinetics, Inc., an Ohio corporation and a wholly-owned subsidiary of the Company, and
●	“Graphic Sciences” refers to Graphic Sciences, Inc., a Michigan corporation and a wholly-owned subsidiary of the Company.

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

We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risk factors that are included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 30, 2020. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition accrued expenses, financing operations, contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carry value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this report for the three months ended March 31, 2020.

Company Overview

The Company is a document services and solutions software company serving both the small-to-medium business and governmental sectors. The Company’s software platform allows customers to capture, manage, store, and retrieve all documents across operations such as boxed hard-copy documents, scanned hard-copy documents, microfilm and microfiche, and all digital documents including those from Microsoft Office 365, digital images, audio, video and emails. The Company’s document services offerings provide assistance to clients with document conversion generally as well as migration to our software solutions. The Company’s solutions create value for customers by making it easy to connect business-critical documents to the people who need them by making them easy to find, while also being secure and compliant with the customers’ audit requirements.

Customers obtain use of the Company’s software by either purchasing it for installation onto their equipment, referred to as a “premise” model, or by accessing the platform via the Internet, referred to as a “cloud-based,” “software as a service,” or “SaaS” model. The Company anticipates that the provision of SaaS-based customer activation, will increase over time and become the priority in the market and the most significant strategic part of its revenue growth opportunity. Our SaaS products are hosted with Amazon Web Services, Expedient, and Skynet Managed Technology Services, offering our customers reliable hosting services with best practices in data security. Our revenues from cloud-based delivery of our software, including hosting services, as a percentage of total revenue for the three months ended March 31, 2020 and 2019, were 19% and 39% respectively.

We operate a predominantly U.S. business with sales that are diversified by customer. We hold or compete for leading positions regionally in select markets and attribute this leadership to several factors including the strength of our brand name and reputation, our comprehensive offering of innovative solutions, and the quality of our service support. Net sales growth in sales of software as a service and software maintenance services during 2019 and year-over-year for the first three months of 2020 reflects market demand for these solutions over traditional sales of on-premise software. We expect to continue to benefit from our select niche leader positions, diversified customer base, innovative product offering, installed base, and the impact of our sales and marketing programs. Examples of these programs include identifying and investing in growth and market penetration opportunities, more effectively pricing our products and services, demonstrating superior value to customers, increasing our sales force effectiveness through improved guidance, and continuing to optimize our lead generation and lead nurturing processes.

How We Evaluate our Business Performance and Opportunities

The major qualitative and quantitative factors we consider in the evaluation of our operating results include the following:

●	With respect to Intellinetics Ohio, our current strategy is to focus on cloud-based delivery of our software products. Historically, our revenues have mostly resulted from premise-based software licensing revenue and professional services revenue. Our observation of industry trends leads us to anticipate that cloud-based delivery will become our principal software business and a primary source of revenues for us, and we are seeing our customers migrate to cloud-based services. Accordingly, when we evaluate our results, we assess whether our cloud-based software revenues are increasing, relative to prior periods and relative to other sources of revenue.

●	With respect to Graphic Sciences, our strategy is to maintain and grow Graphic Sciences’ core document conversion, storage, and retrieval business, while simultaneously leveraging our Intellinetics software products and services to provide more attractive total document solutions for the Graphic Sciences’ customers. Accordingly, when we evaluate our results for Graphic Sciences, we will assess whether our revenues increase with respect to Graphic Sciences services, relative to prior periods, but we will also be assessing whether the customers of Graphic Sciences’ document conversion, storage, and retrieval services begin to make purchases of other products or services.

●	We are focused upon sales of our document services and software solutions through resellers and directly to our customers, with a further focus on select vertical markets. We assess whether our sales resulting from relationships with resellers are increasing, relative to prior periods and relative to direct sales to customers, and whether reseller or direct efforts offer the best opportunities for growth in our targeted vertical markets.

●	Our customer engagements often involve the development and licensing of customer-specific document solutions and related consulting and software maintenance services or tailoring a document conversion program to meet customer requirements. When analyzing whether to undertake a particular customer engagement, we often consider the following factors as part of our overall strategy to grow the business: (i) the profit margins the project may yield, and (ii) whether the project would help to develop new product and service features that we could integrate into our suite of products, resulting in an overall product portfolio that better aligns with the needs of our target customers.

●	Our software sales cycle averages 1-2 months; however, large projects can be longer, lasting 3-6 months. When a software project begins, we generally perform pre-installation assessment, project scoping, and implementation consulting. On the other hand, our document conversion services typically contain a very short sales cycle, but we can have a backlog of work orders not yet processed. Therefore, when we plan our business and evaluate our results, we consider the revenue we expect to recognize from projects in our late-stage software pipeline and in our document conversion services backlog queue.

●	We monitor our costs and capital needs to ensure efficiency as well as an adequate level of support for our business plan.

●	While we are primarily focused on organic growth, we also continually monitor potential acquisitions of complementary solutions and expertise that are consistent with our core business. We look for acquisitions that can add value for our customers and are expected to be accretive to our financial performance.

Financial Impact of COVID-19

The spread of a novel coronavirus (“COVID-19”) and developments surrounding the global pandemic have had, and we expect will continue to have, a significant impact on our business, results of operations and financial condition.

As of May 13, 2020, our Graphic Services business operations, constituting a majority of our professional services revenues, have been reduced and we are only processing those work orders deemed “essential” by the State of Michigan. There has not been a meaningful cancellation of future jobs or current contracts, but we do not know when we will be able to begin to process those work orders deemed non-essential by the state, and we have no assurance that we will be able to make up our ordinary level of revenues for the time period in which are operations are reduced. In addition, we are seeing a general slowing or reduction in demand in most other areas of our operations, even though those operations are still currently open for business with mostly remote staff.

While we are working closely with the State of Michigan on plans to resume our normal level of operations when the government restrictions are lifted, we cannot predict the duration of the shutdowns or any limitations the government or we may impose on our operations when we are able to fully resume activities. Most of our other employees are located in the State of Ohio, which permitted general office workers to return to work May 4, 2020. However, our Ohio employees are mostly continuing to work remotely as a precaution. Regardless of the status of stay-at-home orders in Ohio and Michigan (where most of our employees are located), many of our clients operate in a variety of other states, which may have differing timelines for allowing our clients to fully resume their respective operations. Finally, when we are able to resume our operations, we expect to see weakened demand in light of reduced governmental and small-business spending and general economic uncertainty.

We have engaged in aggressive efforts to reduce expenses and preserve cash flow during this time, including:

● we have furloughed our non-essential employees in the State of Michigan who, due to the nature of their work, are not able to work remotely during the governmental shut-down in that state;

● we have reduced our executive officer compensation by 20% and other manager compensation by 15% until further notice, and our Board of Directors have waived their director compensation for the second fiscal quarter of 2020;

● we have applied for and received PPP funds, discussed below in Recent Developments, which we are using and will continue to use to fund payroll and other limited permitted expenses such as rent and utilities; and

● we have instituted safe distancing practices and additional cleaning procedures for all personnel who continue to report to work, in order to prevent or mitigate future outbreaks and disruptions to our business.

Uncertainties, Trends, and Risks that can cause Fluctuations in our Operating Results

Aside from the effects of COVID-19, our operating results have fluctuated significantly in the past and are expected to continue to fluctuate in the future due to a variety of factors. Factors that affect our operating results include the following:

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

Due to all these factors and the other risks discussed in Part II, Item IA of this Report, and Part I, Item IA of our Annual Report on Form 10-K for the year ended December 31, 2019, our results of operations should not be relied upon as an indication of our future performance. Comparisons of our operating results with prior periods is not necessarily meaningful or indicative of future performance.

Recent Developments

On April 15, 2020, the Company entered into an unsecured promissory note under the Paycheck Protection Program (the “PPP”), through PNC Bank with a principal amount of $838,700. The term of the PPP loan is two years, with an interest rate of 1.0% per annum, which shall be deferred for the first six months of the term of the loan. PPP loan recipients can be granted forgiveness for all or a portion of loans granted under the PPP, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. No assurance is provided that the Company will obtain forgiveness of the PPP loans in whole or in part.

On April 21, 2020, the Company acquired substantially all of the assets of CEO Imaging Systems, Inc., a Michigan corporation that does business as CEO Image Systems (“CEO Image”). Located in Plymouth, Michigan, CEO Image is a document solutions company that specializes in the K-12 education market, as well as financial services and others. CEO Image had $0.5 million in revenues and a net loss of $0.04 million in its most recent fiscal year, ended December 31, 2019 (unaudited). As of December 31, 2019, total assets for CEO Image were $0.05 million (unaudited). The initial purchase price for CEO Image consisted of approximately $300,000 in cash, on a cash-free, debt-free basis, subject to a post-closing net working capital adjustment, and payable in installments with $130,000 due upon closing, $70,000 due in August 2020, and $100,000 due in November 2020. In addition to the initial purchase price, two annual potential earnout payments of up to an aggregate of $370,000 will be payable to the Seller over two years if certain gross profit levels are achieved over those periods.

Executive Overview of Results

Below are our key financial results for the three months ended March 31, 2020 (consolidated unless otherwise noted), with most of the significant changes year over year resulting from our recent acquisition of Graphic Sciences on March 2, 2020:

●	Revenues were $1,213,664, representing revenue growth of 135% year over year.

●	Cost of revenues was $447,539.

●	Operating expenses (excluding cost of revenues) were $1,597,632.

●	Loss from operations was $831,507.

●	Net loss was $646,211 with basic and diluted net loss per share of $0.54.

●	Operating cash flow was $(143,952).

●	Capital expenditures were $7,742, excluding cash paid to acquire business.

●	As of March 31, 2020, the number of our full-force employees was 81, including 4 part-time; with 18 of those full-time employees and 3 of those part-time employees temporarily furloughed, with benefits.

Results of Operations

Revenues

We reported total revenues of $1,213,664 and 515,385 for the three months ended March 31, 2020 and 2019, respectively, representing an increase of $698,279 or 135%. The addition of one month’s revenues from our recently acquired subsidiary, Graphic Sciences, accounted for $556,254 of the total sales, or 108% of the increase. Excluding Graphic Sciences, we reported total revenue of $657,410 and $515,385 for the three months ended March 31, 2020 and 2019, respectively, representing an increase of $142,025 or 28%. The net increase in comparable total revenues year-over-year is primarily attributable to increased sale of software, supported by growth in professional services and software as a service, as further described below.

Sale of Software

Revenues from the sale of software principally consist of sales of additional or upgraded software licenses and applications to existing customers and resellers. These software revenues were $94,100 and $1,750, for the three months ended March 31, 2020 and 2019, respectively, representing an increase of $92,350, or 5277%. The increase year-over-year in sales was due to timing of large direct sales projects, which strongly favored 2020.

Sale of Software as a Service

For customers who wish to avoid the upfront costs and ongoing internal maintenance of typical premise-based software installations, we provide access to our software solutions as a service, accessible through the internet. Our customers typically enter into our software as a service agreement for periods of one year or more. Under these agreements, we generally provide access to the applicable software, data storage and related customer assistance and support. Our software as a service revenues were $225,994 and $199,183, for the three months ended March 31, 2020 and 2019, respectively, representing an increase of $26,811 or 13%. The increase in revenue year-over-year was primarily the result of new customers choosing a cloud-based solution, as well as expanded data storage, user seats, and hosting fees for existing customers.

Sale of Software Maintenance Services

Software maintenance services revenues consist of fees for post contract customer support services provided to license (premise-based) holders. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. A substantial portion of these revenues were generated from customers to whom we sold software in prior years who have continued to renew their maintenance agreements. The support and maintenance agreements typically have a term of 12 months. Our software maintenance support revenue was $261,243 and $252,636, for the three months ended March 31, 2020 and 2019, respectively, representing an increase of $8,607, or 3%. The increase in revenue year-over-year was the result of new growth and normal price increases exceeding attrition of existing maintenance agreement renewals.

Sales of Professional Services

Professional services revenues consist of revenues from document scanning and conversion services, document storage and retrieval, consulting, discovery, training, and advisory services to assist customers with document management needs, as well as repair and maintenance services for customer equipment. These revenues include those arrangements where we do not sell software license as an element of the overall arrangement. Our professional services offerings, particularly with respect to scanning, document conversion, and document storage and retrieval, were recently broadened and enhanced with our March 2, 2020 acquisition of Graphic Sciences. Professional services revenues were $631,946 and $51,667, for the three months ended March 31, 2020 and 2019, respectively, representing an increase of $580,279 or 1,123%. Our recently acquired subsidiary, Graphic Sciences, accounted for $556,254 of the total sales, or 1,077% of the increase. Professional services revenues excluding Graphic Sciences were $75,692 and $51,667, for the three months ended March 31, 2020 and 2019, respectively, representing an increase of $24,025 or 46%. The increase in revenue excluding Graphic Sciences was due to growth in our document scanning services in Columbus, Ohio, as well as timing of consulting contracts for customers seeking expanded applications for our solutions, project management, and training.

Sale of Third Party Services

Third party services consist of third party vendor software, hardware and/or services purchases as requested by our customers as needed in conjunction with our core software or services. By classifying these revenues under a separate revenue category, we reduce the extent to which fluctuations in this revenue category impact the other categories of revenues. Third party services revenues were $381 and $10,149, respectively, for the three months ended March 31, 2020 and 2019, respectively, representing a decrease of $9,768 or 96%. The decrease is due to timing of projects with third party components and a mix shift towards our own software or software as a service solutions, including bringing select document scanning services in house.

Costs of Revenue

The cost of revenues during the three months ended March 31, 2020 and 2019 were $447,539 and $142,465, respectively, representing an increase of $305,074, or 214%. The Graphic Sciences acquisition accounted for $246,404 of the total costs of revenue, or 173% of the increase. The cost of revenues excluding Graphic Sciences during the three months ended March 31, 2020 and 2019 were $201,135 and $142,465, respectively, representing an increase of $58,670, or 41%. The increase in cost of revenue excluding year-over-year is primarily the result of increased sales revenue, mix shifts between software license, professional services, and software maintenance services, with the mix shift away from software maintenance services contributing to increased costs of revenue, as well as increased support costs for software maintenance.

Cost of Software Revenues

Cost of software revenues consists primarily of third-party software licenses that are sold in connection with our core software applications and labor costs of our software engineers and implementation consultants. Cost of software revenues was $38,302 and $1,846 for the three months ended March 31, 2020 and 2019, respectively, representing an increase of $36,456 or 1,975%. The increase is driven by more standard solution sales in 2020, compared to an atypical, tiny module with high cost in 2019.

Gross margin for this product category increased to 59% for the three months ended March 31, 2020 from (5%) for the three months ended March 31, 2019. The 2019 negative margin percentage was unusual due to a very small project that exceeded budget.

Cost of Software as a Service

Cost of software as a service consists primarily of technical support personnel, hosting services, and related costs. Cost of software as a service was $72,515 for the three months ended March 31, 2020, as compared with $67,689 for the three months ended March 31, 2019, representing an increase of $4,826, or 7%. The increase in cost followed the higher revenue, at relatively consistent margins.

Gross margins for this product category were 68% and 66% for the three months ended March 31, 2020, and 2019, respectively.

Cost of Software Maintenance Services

Cost of software maintenance services consists primarily of technical support personnel and related costs. Cost of software maintenance services for the three months ended March 31, 2020 was $46,516 compared with $29,379 for the three months ended March 31, 2019, representing an increase of $17,138, or 58%, due to unusually high support activity in the current quarter.

Gross margins in this product category were 82% and 88% for the three months ended March 31, 2020, and 2019, respectively.

Cost of Professional Services

Cost of professional services consists primarily of compensation for employees performing the document conversion services, document storage and retrieval including logistics, physical storage costs, compensation of our software engineers and implementation consultants and related third-party costs. Cost of professional services was $289,467 for the three months ended March 31, 2020, as compared with $33,506 for the three months ended March 31, 2019, representing an increase of $255,961 or 764%. Excluding Graphic Sciences, cost of professional services was $43,063 for the three months ended March 31, 2020, as compared with $33,506 for the three months ended March 31, 2019, representing an increase of $9,557 or 29%. The increase year-over-year resulted from increased project work.

Gross margins in this product category were 54% and 35% for the three months ended March 31, 2020, and 2019, respectively. Excluding Graphic Sciences, gross margins in this product category were 43% and 35% for the three months ended March 31, 2020, and 2019, respectively. Gross margins related to consulting services may vary widely, depending upon the nature of the consulting project and the amount of labor it takes to complete a project.

Cost of Third Party Services

Cost of third party services consists primarily of third-party software licenses that are sold in connection with our core software applications, and related third-party costs. Cost of third party services was $739 for the three months ended March 31, 2020, as compared with $10,046 for the three months ended March 31, 2019, representing a decrease of $9,307 or 93%. The decrease year-over-year resulted from the timing of projects with large third party services components and the nature of different types of third party products and services provided, bearing different margins.

Gross margins in this product category were (94%) and 1% for the three months ended March 31, 2020, and 2019, respectively. Gross margins related to third party services may vary widely, depending upon the type of the third party services and the timing of the related projects, which are exacerbated in the current quarter with the very small amounts.

Gross Margins

Overall gross margin for the three months ended March 31, 2020 and 2019 were 63% and 72%, respectively, representing a decrease of 9%. The decrease represents the mix impact of the Graphic Sciences acquisition. Excluding Graphic Sciences, overall gross margin for the three months ended March 31, 2020 and 2019 were 69% and 72%, respectively, representing a decrease of 3%. The decrease in gross margin year-over-year excluding Graphic Sciences is primarily a result of the revenue mix shift, including the decrease of software maintenance services as a component of the total revenues, as discussed in Costs of Revenue above.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $865,085 during the three months ended March 31, 2020 as compared with $538,961 during the three months ended March 31, 2019, representing an increase of $326,124 or 61%. The increase in operating expenses year-over-year was principally related to the addition of Graphic Sciences expenses of $177,800.

Significant Transaction Expenses

Significant transaction expenses were $460,767 during the three months ended March 31, 2020 as compared with $0 during the three months ended March 31, 2019. The significant transactions expenses comprised of investment banker and placement agent success fees, as well as $64,367 in legal fees, during the three months ended March 31, 2020.

Sales and Marketing Expenses

Sales and marketing expenses were $243,689 during the three months ended March 31, 2020 as compared with $268,757 during the three months ended March 31, 2019, representing a decrease of $25,068 or 9%. The decrease was a result of decreased stock compensation costs due to certain option grants vesting in 2019 and other operational savings, including marketing and web site updates in 2019 not repeated in 2020, partially offset by the addition of Graphic Sciences expenses of $27,807.

Depreciation and Amortization

Depreciation and amortization was $28,091 for the three months ended March 31, 2020, as compared with $1,908 for the three months ended March 31, 2019, representing an increase of $26,183 or approximately 1,372%. The increase reflects $15,856 of amortization of the intangible assets acquired in March and the addition of Graphic Sciences depreciation of $10,800, partially offset by a decrease year-over-year reflecting the impact of fully depreciated assets no longer depreciating.

Gain on Extinguishment of Debt

Gain on extinguishment of debt was $287,426 during the three months ended March 31. The gain was driven by the extinguishment of debt as part of conversion of notes payable accounted for using troubled debt restructuring.

Income Tax Benefit

Income tax benefit was $188,300 during the three months ended March 31. The benefit was driven by the releases of a portion of the valuation allowance for deferred tax liabilities of Graphic Sciences that will no longer be due.

Interest Expense, Net

Interest expense, net, was $290,430 during the three months ended March 31, 2020 as compared with $233,147 during the three months ended March 31, 2019, representing an increase of $57,283 or 25%. The increase year-over-year resulted primarily from increased interest expense associated with accelerating the beneficial conversion option on notes converted in the 2020 private placement of securities and 2020 note conversion, described below in Liquidity and Capital Resources, partially offset by lower interest expense on lower net debt following such private offering.

Liquidity and Capital Resources

We have financed our operations primarily through a combination of cash on hand, cash generated from operations, borrowings from third parties and related parties, and proceeds from private sales of equity. As of March 31, 2020, we had $1,047,197 in cash, and net working capital of $560,669.

The Company has recently implemented plans to increase liquidity, including the acquisitions of Graphic Sciences and CEO Image. Prior to these recent acquisitions, including in March of 2020, the Company has used proceeds from the issuance of equity, debt, and convertible notes to sustain operations, execute its business plan, and make strategic acquisitions. We also received a loan through the Paycheck Protection Program in April 2020 in the amount of $838,700. However, due to the effects of coronavirus (COVID-19), it is uncertain if the capital requirements to cover the Company’s operating costs through the next 12 months can be met from cash flows generated by operations. Due to our history of operating losses as well as general overall economic conditions, there is no assurance that the Company will be able to obtain additional capital or debt financing within that time. Given these conditions, the Company’s ability to continue as a going concern is contingent upon sufficiently enhancing its operating cash flow, successfully managing the transition of its recent acquisitions of Graphic Sciences and CEO Image, and successfully managing its cash requirements.

From 2012 through March 2, 2020 we raised a total of $17,717,203 in cash through issuance of debt and equity securities. We continue to explore strategies to increase our existing revenues, including strategic acquisitions such as the recent acquisitions of Graphic Sciences and CEO Image. We believe we will be successful in these efforts; however, there can be no assurance we will be successful in raising additional debt or equity financing or finding any other financing source to fund our operations on terms agreeable to us.

Equity Capital Resources

As of May 13, 2020, we had 2,810,865 shares of common stock issued and outstanding, and 297,362 shares of common stock reserved for issuance upon the exercise of outstanding warrants, convertible notes, and outstanding and unissued stock options under the 2015 Plan.

On March 2, 2020, we completed a private placement of securities equity and debt (which we refer to as our “2020 private placement”) for aggregate gross proceeds of $5.5 million (of which, $3.5 million resulted from the sale of our common stock). As a result of the 2020 private placement, after payment of the initial purchase price for the acquisition of Graphic Sciences and transaction fees and expenses, the Company retained approximately $530,000 for working capital and general corporate purposes.

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

Debt Capital Resources

On April 15, 2020, the Company secured PPP funding, through PNC Bank with a principal amount of $838,700. The term of the PPP loan is two years, with an interest rate of 1.0% per annum, which shall be deferred for the first six months of the term of the loan. PPP loan recipients can be granted forgiveness for all or a portion of loans granted under the PPP, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. We intend to use the loan proceeds for such costs, but due to the current uncertainty caused without a confirmed expiration date for the Michigan stay-at-home order, we can offer no assurance that the Company will obtain forgiveness of the PPP loan in whole or in part.

On March 2, 2020, we issued 12% subordinated promissory notes with a principal amount of $2 million and maturity date of February 28, 2023, as part of the 2020 private placement described above, in order to complete the acquisition of Graphic Sciences and provide additional working capital for our operations.

Simultaneously with the closing of the 2020 private placement, we converted substantially all of the outstanding principal and accrued interest payable on our then-existing convertible debt into shares of common stock at a conversion price of $4.00 per share. As a result, a total of approximately $6 million of convertible debt coming due December 31, 2020 was converted into shares of common stock.

Summary of Outstanding Indebtedness at March 31, 2020

The Company’s outstanding indebtedness at March 31, 2020 is as follows (with all defined terms set forth in Notes 8 and 9 to the Consolidated Financial Statements):

●	The 2020 Notes issued to accredited investors on March 2, 2020, with an aggregate original principal balance of $2,000,000, a current principal balance of $2,000,000, and accrued interest of $20,000.

●	Promissory note held by accredited investors, dated November 15, 2019, with a principal balance of $397,728, current principal balance of $47,728, and an unamortized original issue discount of $1,432.

In addition, while not outstanding at March 31, 2020, the company recently received a PPP loan with an original principal balance of $838,700.

For more information, please see Note 10 to the Consolidated Financial Statements, titled Notes Payable, and Note 11 to the Consolidated Financial Statements, titled Notes Payable – Related Parties.

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

Net cash used in operating activities for the three months ended March 31, 2020 and 2019, was $143,951 and $288,423, respectively. During the three months ended March 31, 2020, the net cash used in operating activities was primarily attributable to the net loss adjusted for non-cash expenses of $510,414, a decrease in operating assets of $209,380 and a decrease in operating liabilities of $217,534. During the three months ended March 31, 2019, the net cash used in operating activities was primarily attributable to the net loss adjusted for non-cash expenses of $222,164, an increase in operating assets of $117,818 and an increase in operating liabilities of $277,084.

Cash Used by Investing Activities.

Net cash used in investing activities for the three months ended March 31, 2020 and 2019 amounted to $3,896,726 and $0, respectively, and was primarily related to cash paid to acquire Graphic Sciences.

Capital Expenditures

There were no material commitments for capital expenditures at March 31, 2020.

Cash Provided and Used by Financing Activities.

Net cash provided by financing activities for the three months ended March 31, 2020 amounted to $4,683,709. The net cash provided by financing activities resulted from new borrowings of $2,000,000 partially offset by $175,924 and the sale of common stock resulting in $2,859,633 in net cash.

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

We consider the following accounting policies and estimates to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:

●	Liquidity, Going Concern and Management’s Plans
●	Revenue Recognition
●	Business Acquisition and Intangibles
●	Accounts Receivable, Unbilled
●	Parts and Supplies Allowance
●	Deferred Revenues
●	Allowance for Doubt Accounts
●	Accounting for Costs of Computer Software to be Sold, Leased or Marketed and Accounting for Internal Use Software
●	Accounting Stock-Based Compensation

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

Business Acquisition and Intangibles Assets

We preliminarily allocate the purchase price to assets acquired and liabilities assumed based on the estimated fair value of such assets and liabilities at the date of acquisition, subject to further review and analysis. We estimate a fair value of any contingent consideration liability which would be owed to the seller based on the terms of the earnout and record this liability at the acquisition date. Fair value is based on future projections of metrics such as revenue or profit over the earnout period and valuation techniques that utilize expected volatility, threshold probability, and discounting of future payments.

Accounts Receivable, Unbilled

We recognize professional services revenue over time as the services are delivered using an input or output method (e.g., labor hours incurred as a percentage of total labor hours budgeted, images scanned, or similar milestones), as appropriate for the contract, provided all other revenue recognition criteria are met. When our revenue recognition policies recognize revenue that has not yet been billed, we record those contract asset amounts in accounts receivable, unbilled.

Parts and Supplies Allowance

Parts and supplies are valued at the lower of cost or net realizable value. Costs are determined using the first-in, first-out method. Parts and supplies are primarily used for scanning and document conversion services. We establish a provision for potentially obsolete or slow-moving parts and supplies inventory based on parts and supplies levels, future sales forecasted and our judgment of potentially obsolete parts and supplies.

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

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. Other than the remediation described above, there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Our business and operating results are subject to many risks, uncertainties and other factors. If any of these risks were to occur, our business, affairs, assets, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. These risks, uncertainties and other factors include the information discussed elsewhere in this report as well as the risk factors set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which have not materially changed as of the date of this report other than the following:

We have been and could continue to be negatively impacted by the recent outbreak of the novel coronavirus disease (COVID-19) and related governmental actions and orders and market effects.

In light of the uncertain and rapidly evolving situation relating to the spread of the coronavirus disease (COVID-19), this public health concern could pose a risk to our customers, our employees, our vendors and the communities in which we operate, which could negatively impact our business. The full extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted at this time. At the time of this prospectus, we are obligated to scale back operations in our Graphic Sciences operations in response to the pandemic, under state law in Michigan, where we are processing only those projects which qualify as essential under the state guidance. Should the current shelter-in-place directives continue for an extended period, we expect our business, financial condition and results of operations would be materially adversely affected. We may also be impacted further by decreased customer demand and/or subscription terminations as a result of a reduction in customer spending or as a result of government-imposed restrictions on businesses, shelter-in place orders and temporary restaurant, retail and grocery store closures. Due to the portion of our business that generates subscription-based revenue, the effect of COVID-19 may not be fully reflected in our results of operations until future periods. If the pandemic continues to require governmental orders to shelter-in-place, the disease could have a material adverse effect on our business, results of operations, financial condition and cash flows and adversely impact the trading price of our common stock.

The loss of a major customer or the failure to collect a large account receivable could negatively affect our results of operations and financial condition.

Revenues from a limited number of customers have accounted for a substantial percentage of our total revenues. Our two largest customers account for approximately 6% and 10% of our revenues for the twelve months ending December 31, 2019 and 2018, respectively. In addition, our newly acquired subsidiary, Graphic Sciences, derives over 75% of its revenues from a single customer (the State of Michigan), and another 10% of its revenues from a second customer. For the twelve months ended December 31, 2019 and 2018, government contracts represented approximately 41% and 30% of our net revenues, respectively, without accounting for the recent addition of Graphic Sciences. For the twelve months ended December 31, 2019 and 2018, the most significant of these government contracts represented approximately 6% and 10% of our net revenues, respectively. In addition, Graphic Sciences derives over 75% of its revenues from government contracts. Due to their dependence on state, local and federal budgets, government contracts carry short terms, typically less than 18 months. The loss of a meaningful percentage of government contracts could materially affect our business and operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There have been no securities sold by the registrant during the quarterly period covered by this Quarterly Report on Form 10-Q that have not previously been disclosed on a Current Report on Form 8-K.

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

INTELLINETICS, INC.

Dated:	May 15, 2020

By:	/s/ James F. DeSocio
James F. DeSocio
President and Chief Executive Officer

Dated:	May 15, 2020

By:	/s/ Joseph D. Spain
Joseph D. Spain
Chief Financial Officer

