Form 10-Q
period 2020-06-30
INTELLINETICS, INC.
filed 2020-08-14
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

(614) 921-8170

(Registrant’s telephone number, including area code)

(Former name and former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None.	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common stock, $0.001 par value.

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

As of August 12, 2020 there were 2,810,865 shares of the issuer’s common stock outstanding with par value of $0.001 per share.

INTELLINETICS, INC.

Form 10-Q

June 30, 2020

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

Part I Financial Information

Item 1. Financial Statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash	$1,876,816	$404,165
Accounts receivable, net	602,729	329,571
Accounts receivable, unbilled	450,240	23,371
Parts and supplies, net	87,904	4,184
Prepaid expenses and other current assets	234,811	110,841
Total current assets	3,252,500	872,132

Property and equipment, net	717,681	6,919
Right of use assets	2,822,567	97,239
Intangible assets, net	1,293,208	-
Goodwill	2,319,676	-
Other assets	18,784	10,284
Total assets	$10,424,416	$986,574

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$253,842	$160,911
Accrued compensation	243,444	70,027
Accrued expenses, other	295,728	140,079
Lease liabilities - current	496,264	47,397
Deferred revenues	911,798	754,073
Deferred compensation	100,828	117,166
Earnout liabilities – current	287,390	-
Accrued interest payable - current	2,236	1,212,498
Notes payable - current	542,756	3,339,963
Notes payable - related party - current	-	1,467,400
Total current liabilities	3,134,286	7,309,514

Long-term liabilities:
Notes payable	1,904,863	-
Lease liabilities - net of current portion	2,397,878	53,318
Earnout liabilities - net of current portion	601,810	-
Total long-term liabilities	4,904,551	53,318
Total liabilities	8,038,837	7,362,832

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 25,000,000 shares authorized; 2,810,840 and 370,497 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	2,811	371
Additional paid-in capital	24,107,401	14,419,437
Accumulated deficit	(21,724,633)	(20,796,066)
Total stockholders’ equity (deficit)	2,385,579	(6,376,258)
Total liabilities and stockholders’ equity (deficit)	$10,424,416	$986,574

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019

Revenues:
Sale of software	$9,674	$7,102	$103,774	$8,852
Software as a service	248,693	229,982	474,687	429,165
Software maintenance services	314,111	252,713	575,354	505,349
Professional services	1,045,679	150,811	1,605,709	212,627
Storage and retrieval services	218,025	-	290,322	-
Total revenues	1,836,182	640,608	3,049,846	1,155,993

Cost of revenues:
Sale of software	5,357	1,164	43,659	3,010
Software as a service	71,281	60,579	143,796	128,268
Software maintenance services	31,569	20,541	78,085	49,919
Professional services	514,036	47,820	811,132	91,372
Storage and retrieval services	42,546	-	56,537	-
Total cost of revenues	664,789	130,104	1,133,209	272,569

Gross profit	1,171,393	510,504	1,916,637	883,424

Operating expenses:
General and administrative	844,657	521,057	1,688,860	1,060,018
Significant transaction costs	175,673	-	636,440	-
Sales and marketing	229,873	221,663	473,562	490,420
Depreciation and amortization	86,750	2,099	114,842	4,007

Total operating expenses	1,336,953	744,819	2,913,704	1,554,445

Loss from operations	(165,560)	(234,315)	(997,067)	(671,021)

Other income (expense)
Gain on extinguishment of debt	-	-	287,426	-
Income tax benefit	-	-	188,300	-
Interest expense, net	(116,796)	(239,347)	(407,226)	(472,494)

Total other income (expense)	(116,796)	(239,347)	68,500	(472,494)

Net loss	$(282,356)	$(473,662)	$(928,567)	$(1,143,515)

Basic and diluted net loss per share:	$(0.10)	$(1.28)	$(0.46)	$(3.09)

Weighted average number of common shares outstanding - basic and diluted	2,810,865	370,497	1,998,356	370,055

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity/(Deficit)

For the Three and Six Months Ended June, 2020 and 2019

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2019	370,497	$371	$14,305,824	$(19,332,638)	$(5,026,443)

Stock Option Compensation	-	-	68,496	-	68,496

Net Loss	-	-	-	(473,662)	(473,662)

Balance, June 30, 2019	370,497	$371	$14,374,320	$(19,806,300)	$(5,431,609)

Balance, March 31, 2020	2,810,865	2,811	24,100,291	(21,442,277)	(2,660,825)

Stock Option Compensation	-	-	7,110	-	7,110

Net Loss	-	-	-	(282,356)	(282,356)

Balance, June 30, 2020	2,810,865	$2,811	$24,107,401	$(21,724,633)	$2,385,579

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2018	354,588	$355	$14,162,216	$(18,662,785)	$(4,530,592)

Stock Issued to Directors and Employee	15,909	16	87,484	-	87,500

Stock Option Compensation	-	-	124,620	-	124,620

Net Loss	-	-	-	(1,143,515)	$(1,143,515)

Balance, June 30, 2019	370,497	$371	$14,374,320	$(19,806,300)	$(5,431,609)

Balance, December 31, 2019	370,497	371	14,419,437	(20,796,066)	(6,376,258)

Stock Issued to Directors	16,429	16	57,484	-	57,500

Stock Option Compensation	-	-	18,683	-	18,683

Stock Issued	955,000	955	3,819,045	-	3,820,000

Stock Issued for Convertible Notes	1,468,939	1,469	5,728,566	-	5,730,035

Equity Issuance Costs	-	-	(307,867)	-	(307,867)

Note Offer Warrants	-	-	372,053	-	372,053

Net Loss	-	-	-	(928,567)	(928,567)

Balance, June 30, 2020	2,810,865	$2,811	$24,107,401	$(21,724,633)	$2,385,579

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(928,567)	$(1,143,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	114,842	4,007
Bad debt expense	44,705	4,121
Parts and supplies reserve	6,000	-
Amortization of deferred financing costs	65,222	91,925
Amortization of beneficial conversion option	11,786	35,360
Amortization of debt discount	35,555	-
Amortization of right of use asset	160,290	20,655
Stock issued for services	57,500	87,500
Stock options compensation	18,683	124,620
Note conversion stock issue expense	141,000	-
Warrant issue expense	236,761	-
Interest on converted debt	176,105	-
Gain on extinguishment of debt	(287,426)	-
Amortization of original issue discount on notes	18,296	-
Changes in operating assets and liabilities:
Accounts receivable	804,874	(42,280)
Accounts receivable, unbilled	(150,846)	19,812
Parts and supplies, net	1,676	1,533
Prepaid expenses and other current assets	(53,400)	(2,421)
Right of use assets	0	(138,549)
Accounts payable and accrued expenses	(399,261)	(16,048)
Lease liabilities, current and long-term	(154,257)	122,238
Deferred compensation	(16,338)	(24,000)
Accrued interest, current and long-term	2,236	342,567
Deferred revenues	(37,723)	(135,649)
Total adjustments	796,280	495,391
Net cash used in operating activities	(132,287)	(648,124)

Cash flows from investing activities:
Cash paid to acquire business, net of cash acquired	(4,017,816)	-
Purchases of property and equipment	(21,927)	(5,489)
Net cash used in investing activities	(4,039,743)	(5,489)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,167,500	-
Offering costs paid on issuance of common stock	(307,867)	-
Payment of deferred financing costs	(175,924)	-
Proceeds from notes payable	3,008,700	-
Repayment of notes payable - related parties	(47,728)	(22,793)
Net cash provided by/(used in) financing activities	5,644,681	(22,793)

Net increase (decrease) in cash	1,472,651	(676,406)
Cash - beginning of period	404,165	1,088,630
Cash - end of period	$1,876,816	$412,224

Supplemental disclosure of cash flow information:
Cash paid during the period for interest and taxes	$85,949	$4,405

Supplemental disclosure of non-cash financing activities:
Accrued interest notes payable converted to equity	$796,074	$-
Accrued interest notes payable related parties converted to equity	238,883	-
Discount on notes payable for beneficial conversion feature	320,000	-
Discount on notes payable for warrants	135,292	-
Notes payable converted to equity	3,421,063	-
Notes payable converted to equity - related parties	1,465,515	-

Supplemental disclosure of non-cash investing activities relating to business acquisitions:
Cash	$17,269	$-
Accounts receivable	1,122,737	-
Accounts receivable, unbilled	276,023	-
Parts and supplies	91,396	-
Prepaid expenses	73,116	-
Other current assets	5,954	-
Right of use assets	2,885,618	-
Property and equipment	735,885	-
Intangible assets	1,361,000	-
Accounts payable	(169,289)	-
Accrued expenses	(163,168)	-
Lease liabilities	(2,947,684)	-
Federal and state taxes payable	(168,900)	-
Deferred revenues	(195,448)	-
Deferred tax liabilities, net	(149,900)	-
Net assets acquired in acquisition	2,774,609	-
Total goodwill acquired in acquisitions	2,319,676	-
Total purchase price of acquisitions	5,094,285	-
Purchase price of business acquisitions financed with earnout liabilities	(889,200)	-
Purchase price of business acquisition financed with installment payments	(170,000)	-
Cash used in business acquisitions	4,035,085	-

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

1.	Business Organization and Nature of Operations

Intellinetics, Inc., formerly known as GlobalWise Investments, Inc., (“Intellinetics”), is a Nevada corporation incorporated in 1997, with two subsidiaries: (i) Intellinetics, Inc., an Ohio corporation that is wholly-owned by the Company (“Intellinetics Ohio), and (ii) Graphic Sciences, Inc., a Michigan corporation that is also wholly-owned by the Company (“Graphic Sciences”). Intellinetics Ohio was incorporated in 1996, and on February 10, 2012, Intellinetics Ohio became the sole operating subsidiary of the Company as a result of a reverse merger and recapitalization. On March 2, 2020, the Company purchased all the outstanding capital stock of Graphic Sciences.

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

Through June 30, 2020, the Company had incurred an accumulated deficit since its inception of $21,724,633. At June 30, 2020, the Company had a cash balance of $1,876,816. Since inception, the Company’s operations have primarily been funded through a combination of gross profits, government-sponsored loans, and the sale of both equity and debt securities.

As part of its overall strategic plan to increase the Company’s revenues, improve liquidity, and move the Company towards profitability, the Company acquired Graphic Sciences on March 2, 2020, and CEO Imaging Systems, Inc. (“CEO Image”) on April 21, 2020. Additionally, proceeds from issuance of shares, including conversion of convertible debt, and issuance new debt on March 2, 2020 enabled the company to restructure its balance sheet and reduce its overall debt burden by approximately $3 million.

The Company’s business plan is to increase our sales and market share by focusing on a targeted marketing approach to select vertical markets, maximizing cross selling opportunities within the newly expanded customer base of the consolidated company, enhancing our direct selling results, and continuing to develop a network of select resellers through which we expect to sell our expanded document management solutions. We expect that these initiatives will require us to continue our efforts towards direct marketing campaigns and leads management, reseller on-boarding, and to develop additional software integration and customization capabilities, all of which may require additional capital. We also plan to continually monitor opportunities to make strategic acquisitions that will strengthen or complement our product and services offerings, bring more solutions to our customers, and increase revenues and liquidity.

In light of COVID-19, we received a loan through the Paycheck Protection Program (“PPP”) in April 2020 in the amount of $838,700. Currently, we believe that we are complying with the program requirements and that the entire amount will be forgiven, but will not have assurance on the amount forgiven until our forgiveness application is accepted by the Small Business Administration. In addition, we have taken steps to reduce operating expenses, including a temporary furlough at Graphic Sciences until the Michigan stay-at-home order was lifted and a reduction in management compensation through June 2020.

However, despite these successful efforts to increase liquidity, it is based on our current plans and assumptions, and significant economic uncertainties remain due to COVID-19. Therefore, there continues to be substantial doubt our capital resources, including our cash and cash equivalents, along with funds expected to be generated from our operations, will be sufficient to meet our anticipated cash needs for the next 12 months. Over the next year and aside from general working capital, we will have debt service commitments, installment payment obligations for a previous transaction, and potential earnout payments with respect to previous transactions. Due to our history of operating losses as well as general overall economic conditions and the ongoing COVID-19 pandemic, there is no assurance that the Company will be able to obtain additional capital or debt financing within that time if needed. Given these conditions, the Company’s ability to continue as a going concern is contingent upon sufficiently enhancing its operating cash flow, obtaining forgiveness of our PPP loan, successfully managing the transition of its recent acquisitions of Graphic Sciences and CEO Image, and successfully managing its cash requirements. Any projections of future cash needs and cash flows are subject to substantial risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” above in this report and the risk factors included in Part II, Item IA of this Report, Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 15, 2020, and the risk factors that are included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 30, 2020.

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

Significant estimates and assumptions include valuation allowances related to receivables, accounts receivable -unbilled, allowance for obsolescence or slow-moving parts and supplies inventory, the recoverability of long-term assets, depreciable lives of property and equipment, purchase price allocations for acquisitions, fair value for goodwill and intangibles, the lease liabilities, estimates of fair value deferred taxes and related valuation allowances. The Company’s management monitors these risks and assesses its business and financial risks on a quarterly basis.

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

We categorize revenue as software, software as a service, software maintenance services, professional services, and third party services. We earn the majority of our revenue from the sale of professional services, followed by the sale of software maintenance services and software as a service. Specific revenue recognition policies apply to each category of revenue.

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

d) Sale of professional services

Professional services revenues consist of revenues from document scanning and conversion services, consulting, discovery, training, and advisory services to assist customers with document management needs, as well as repair and maintenance services for customer equipment. We recognize professional services revenue over time as the services are delivered using an input or output method (e.g., labor hours incurred as a percentage of total labor hours budgeted, images scanned, or similar milestones), as appropriate for the contract, provided all other revenue recognition criteria are met.

e) Sale of storage and retrieval services

Sale of document storage and retrieval services consist principally of secured warehouse storage of customer documents, as well as retrieval per agreement terms and certified destruction if desired. We recognize revenue from document storage and retrieval services over the term of the contract for storage and for the retrieval and destructions components, as the services are delivered.

f) Arrangements with multiple performance obligations

In addition to selling software licenses, software as a service, software maintenance services, professional services, and storage and retrieval services on a stand-alone basis, a portion of our contracts include multiple performance obligations. For contracts with multiple performance obligations, the Company allocates the transaction price of the contract to each distinct performance obligation, on a relative basis using its standalone selling price. The Company determines the standalone selling price based on the price charged for the deliverable when sold separately.

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

The following table present changes in our contract assets and liabilities during the six months ended June 30, 2020 and 2019:

	Balance at Beginning of Period	Addition from acquisition (Note 6)	Revenue Recognized in Advance of Billings	Billings	Balance at End of Period
Six months ended June 30, 2020
Contract assets: Accounts receivable, unbilled	$23,371	$276,023	$208,404	$(57,558)	$450,240

Six months ended June 30, 2019
Contract assets: Accounts receivable, unbilled	$65,118	$-	$98,154	$(117,965)	$45,307

	Balance at Beginning of Period	Addition from acquisition (Note 6)	Billings	Recognized Revenue	Balance at End of Period
Six months ended June 30, 2020
Contract liabilities: Deferred revenue	$754,073	$195,448	$1,482,894	$(1,520,617)	$911,798

Six months ended June 30, 2019
Contract liabilities: Deferred revenue	$723,619	$-	$1,355,267	$(1,490,916)	$587,970

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

Remaining performance obligations represent the transaction price from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 94% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. As of June 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations for software as a service and software maintenance contracts with a duration greater than one year was $56,118. As of December 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations for software as a service and software maintenance contracts with a duration greater than one year was $69,381. This does not include revenue related to performance obligations that are part of a contract whose original expected duration is one year or less.

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

m) Disaggregation of revenue

The Company provides disaggregation of revenue based on product groupings in our consolidated statements of operations as it believes this best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Revenues from contracts are primarily within the United States. International revenues were not material to the condensed consolidated financial statements for the six months ended June 30, 2020 and 2019.

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

The number of customers that comprise the Company’s customer base, along with the different industries, governmental entities and geographic regions, in which the Company’s customers operate, limits concentrations of credit risk with respect to accounts receivable, with the exception of the State of Michigan. In the six months ended June 30, 2020, the Company’s sales to the State of Michigan totaled 40% of revenues. The Company expects revenues from the State of Michigan to be a higher percentage of total revenues in future periods. The Company is not aware of any losses by Graphic Sciences resulting from nonpayment by the State of Michigan.

The Company does not generally require collateral or other security to support customer receivables; however, the Company may require its customers to provide retainers, up-front deposits or irrevocable letters-of-credit when considered necessary to mitigate credit risks. The Company has established an allowance for doubtful accounts based upon facts surrounding the credit risk of specific customers and past collections history. Credit losses have been within management’s expectations. At June 30, 2020 and December 31, 2019, the Company’s allowance for doubtful accounts was $65,376 and $35,733, respectively.

Parts and Supplies

Parts and supplies are valued at the lower of cost or net realizable value. Costs are determined using the first-in, first-out method. Parts and supplies are used for scanning and document conversion services. A provision for potentially obsolete or slow-moving parts and supplies inventory is made based on parts and supplies levels, future sales forecasted and management’s judgment of potentially obsolete parts and supplies. The Company recorded an allowance of $6,000 at June 30, 2020 and there was no allowance recorded as of June 30, 2019.

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

Intangible

All intangible assets have finite lives and are stated at cost, net of amortization. Amortization is computed over the useful life of the related assets on a straight-line method.

Goodwill

The carrying value of goodwill is not amortized, but it tested for impairment annually as of December 31, as well as on an interim basis whenever events or changes in circumstances indicate that the carrying amount of a reporting unity may not be recoverable. An impairment charge is recognized for the amount by which the carrying amount exceeds the recorded fair value.

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

Recoverability is assessed based on comparing the carrying amount of the asset to the aggregate pre-tax undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group. Impairment is recognized when the carrying amount is not recoverable and exceeds the fair value of the asset or asset group. The impairment loss, if any, is measured as the amount by which the carrying amount exceeds fair value, which for this purpose is based upon the discounted projected future cash flows of the asset or asset group. There were no impairment of long lived assets in the periods ended June 30, 2020 or 2019.

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

For the three and six months ended June 30, 2020 and 2019, our expensed software development costs were $80,854 and $168,749, respectively, and $131,138 and $247,226, respectively.

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

Advertising

The Company expenses the cost of advertising as incurred. Advertising expense for the three and six months ended June 30, 2020 and 2019 amounted to $1,691 and $3,680, respectively, $1,028 and $2,056, respectively.

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

Deferred income taxes are recognized for the tax consequences in future years of temporary differences between the financial reporting and tax bases of assets and liabilities as of each period-end based on enacted tax laws and statutory rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A 100% valuation allowance has been established on deferred tax assets at June 30, 2020 and December 31, 2019, due to the uncertainty of our ability to realize future taxable income. For the six months ended June 30, 2020 the Company recovered a net $179,400 of its valuation allowance in conjunction with the consolidation of the net deferred tax liability of its wholly owned subsidiary, Graphic Sciences.

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

Information by operating segment is as follows:

	Three months ended June 30, 2020	Three months ended June 30, 2019
Revenues
Document Management	$622,865	$624,845
Document Conversion	1,213,317	15,763
Total revenues	$1,836,182	$640,608

Gross profit
Document Management	$486,127	$522,153
Document Conversion	685,266	(11,649)
Total gross profit	$1,171,393	$510,504

Capital additions, net
Document Management	$4,717	$-
Document Conversion	12,981	5,489
Total capital additions, net	$17,698	$5,489

	Six months ended June 30, 2020	Six months ended June 30, 2019
Revenues
Document Management	$1,240,916	$1,140,230
Document Conversion	1,808,930	15,763
Total revenues	$3,049,846	$1,155,993

Gross profit
Document Management	$920,832	$895,073
Document Conversion	995,805	(11,649)
Total gross profit	$1,916,637	$883,424

Capital additions, net
Document Management	$7,911	$-
Document Conversion	17,529	5,489
Total capital additions, net	$25,440	$5,489

	June 30, 2020	December 31, 2019
Total assets
Document Management	$1,795,524	$986,574
Document Conversion	5,016,008	-
Corporate	3,612,884	-
Total assets	$10,424,416	$986,574

Statement of Cash Flows

For purposes of reporting cash flows, cash includes cash on hand and demand deposits held by banks.

Reclassifications

Certain amounts in the 2019 condensed consolidated financial statements have been reclassified to conform to current year presentation.

6.	Business Acquisitions

On March 2, 2020, the Company entered into a stock purchase agreement to acquire all of the issued and outstanding stock of Graphic Sciences. The acquisition was accounted for in accordance with GAAP and was made to expand the Company’s market share in the document management industry and due to synergies of product lines and services between the Companies.

On April 21, 2020, the Company entered into an asset purchase agreement to acquire substantially all of the assets of CEO Image. The acquisition was accounted for in accordance with GAAP and was made to expand the Company’s market share in the document management industry and due to synergies of product lines and services between the Companies.

The purchase price has been preliminarily allocated to assets acquired and liabilities assumed based on the estimated fair value of such assets and liabilities at the date of acquisitions as follows:

	Total	March 2, 2020	April 21, 2020
Assets acquired:
Cash	$17,269	$17,269	$-
Accounts receivable	1,122,737	1,071,770	50,967
Accounts receivable, unbilled	276,023	276,023	-
Parts and supplies	91,396	91,396	-
Prepaid expenses	73,116	73,116	-
Other current assets	5,954	5,954	-
Right of use assets	2,885,618	2,885,618	-
Property and equipment	735,885	732,372	3,513
Intangible assets (see Note 7)	1,361,000	1,230,000	131,000
	6,568,998	6,383,518	185,480
Liabilities assumed:
Accounts payable	169,289	129,622	39,667
Accrued expenses	163,168	155,949	7,219
Lease liabilities	2,947,684	2,947,684	-
Federal and state taxes payable	168,900	168,900	-
Deferred revenue	195,448	39,186	156,262
Deferred tax liabilities - Net	149,900	149,900	-
	3,794,389	3,591,241	203,148

Total identifiable net assets/(liabilities)	2,774,609	2,792,277	(17,668)

Purchase price	5,094,285	4,592,453	501,832

Goodwill - Excess of purchase price over fair value of net assets acquired	$2,319,676	$1,800,176	$519,500

The purchase price of Graphic Sciences was financed with a $686,200 seller earnout liability and $3,906,253 was paid in cash. Goodwill in the amount of $1,800,176 was recognized in the acquisition of Graphic Sciences and is attributable to the cash flows of the business derived from the potential of the Company to outperform the market due to its existing relationship and other synergies created within the Company.

The purchase price of CEO Image was partially financed with a $203,000 seller earnout liability and $170,000 in installment payments. $128,832 was paid in cash at the closing. Goodwill in the amount of $519,500 was recognized in the acquisition of CEO Image and is attributable to the cash flows of the business derived from the potential of the Company to outperform the market due to its existing relationship and other synergies created within the Company. Seller notes totaling $170,000 are included in notes payable – current.

Acquisition costs which include legal and other professional fees of approximately $636,440 were expensed as nonrecurring transaction costs and are included in Significant transaction costs in the accompanying condensed consolidated statement of operations.

The earnout arrangement for Graphic Sciences requires the Company to pay the seller up to $833,000 annually for a three year period based on a gross profit level achieved by Graphic Sciences on an annual basis, resulting in a max payout to the seller over a three year period of $2,500,000, as defined. Management estimated a fair value of the earnout liability of $686,200 which would be owed to the seller based on the terms of the earnout, and accordingly, recorded this liability at the acquisition date in accordance with GAAP. The fair value was based on projections of future gross profit over a three year period and valuation techniques that utilized expected volatility, threshold probability, and discounting of future payments.

The earnout arrangement for CEO Image requires the Company to pay the seller up to $185,000 annually for a three year period based on a sales revenue level achieved by certain customers of CEO Image on an annual basis, resulting in a max payout to the seller over a two year period of $370,000, as defined. Management estimated a fair value of the earnout of $203,000 which would be owed to the seller based on the terms of the earnout, and accordingly, recorded this liability at the acquisition date in accordance with GAAP. The fair value was based on projections of future revenue over a two year period and valuation techniques that utilized expected volatility, threshold probability, and discounting of future payments.

As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded. The finalization of the purchase accounting assessment may result in changes in the valuation of assets acquired and liabilities assumed and may have an impact on the Company’s results of operations and financial position.

The following unaudited pro forma information presents a summary of the consolidated results of operations for the Company as if the acquisitions of Graphic Sciences and CEO Image had occurred on January 1, 2019.

	For the Three months ended
	(unaudited)	(unaudited)
	June 30, 2020	June 30, 2019
Total revenues	$1,994,408	$2,779,865

Net loss	$(264,269)	$(83,704)

Basic and diluted net loss per share	$(0.09)	$(0..03)

	For the Six months ended
	(unaudited)	(unaudited)
	June 30, 2020	June 30, 2019
Total revenues	$4,482,809	$4,785,171

Net loss	$(721,755)	$(707,152)

Basic and diluted net loss per share	$(0.26)	$(0.25)

The unaudited pro forma consolidated results are based on the Company’s historical financial statements and those of Graphic Sciences and CEO Image and do not necessarily indicate the results of operations that would have resulted had the acquisition actually been completed at the beginning of the applicable period presented. The pro forma financial information assumes that the companies were combined as of January 1, 2019.

7.	Intangible Assets, Net

At June 30, 2020, intangible assets consisted of the following:

	Estimated		Accumulated
	Useful Life	Costs	Amortization	Net
Trade names	10 years	$119,000	$(3,967)	$115,033
Customer contracts	5-8 years	1,242,000	(63,825)	1,178,175
		$1,361,000	$(67,792)	$1,293,208

Amortization expense for the three and six months ended June 30, 2020, amounted to $51,936 and $67,792, respectively. The following table represents future amortization expense for intangible assets subject to amortization.

For the Six Months Ending June 30,	Amount
2021	$216,475
2022	216,475
2023	216,475
2024	216,475
2025	212,108
Thereafter	215,200
$1,293,208

8.	Fair Value Measurements

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

Management believes that the carrying values of cash and equivalents, accounts receivable, accounts payable, accrued expenses, and the 2019 Related Notes approximate fair value because of their short maturity. Management believes that the carrying value of the 2020 Notes approximates fair value given the March 2, 2020 transaction proximity to June 30, 2020.

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

Management believes that the carrying value of the earnout liabilities approximates fair value given the March 2, 2020 and April 21, 2020 transactions proximity to June 30, 2020. Fair value of the earnout liabilities is based upon Level 3 inputs, using significant unobservable inputs for the period ended.

9.	Property and Equipment

Property and equipment are comprised of the following:

	June 30, 2020	December 31, 2019
Computer hardware and purchased software	$964,332	$259,959
Leasehold improvements	221,666	221,666
Furniture and fixtures	135,496	82,056
	1,321,494	563,681
Less: accumulated depreciation and amortization	(603,813)	(556,762)
Property and equipment, net	$717,681	$6,919

Total depreciation expense on the Company’s property and equipment for the three and six months ended June 30, 2020 and 2019 amounted to $34,814 and $47,050, respectively, and $2,099 and $4,007, respectively.

10.	Notes Payable

Summary of Notes Payable

The table below reflects all notes payable at June 30, 2020 and December 31, 2019, respectively, with the exception of related party notes disclosed in Note 11 - Notes Payable - Related Parties.

	June 30, 2020	December 31, 2019
Seller Notes Payable	$170,000	$-
PPP Note Payable	838,700	-
2020 Notes	2,000,000	-
2018 Unrelated Notes	-	900,000
2017 Unrelated Notes	-	1,760,000
2016 Unrelated Notes, net of beneficial conversion feature of $50,703	-	824,297
Total notes payable	$3,008,700	$3,484,297
Less unamortized debt issuance costs	(276,637)	(144,334)
Less unamortized debt discount	(284,444)	-
Less current portion	(542,863)	3,339,963
Long-term portion of notes payable	$1,904,863	$-

Future minimum principal payments of these notes payable as described in this Note 10 are as follows:

As of June 30,	Amount
2021	$542,756
2022	465,944
2023	2,000,000
Total	$2,838,700

As of June 30, 2020 and December 31, 2019, accrued interest for these notes payable with the exception of the related party notes in Note 11 - Notes Payable - Related Parties, was $2,236 and $918,307, respectively. As of June 30, 2020, unamortized deferred financing costs and unamortized debt discount were reflected within long term liabilities on the condensed consolidated balance sheets. As of December 31, 2019, unamortized deferred financing costs were $144,334, and was reflected within current liabilities on the condensed consolidated balance sheets.

With respect to all notes outstanding (other than the notes to related parties), for the three and six months ended June 30, 2020 and 2019, interest expense, including the amortization of deferred financing costs, accrued loan participation fees, original issue discounts, deferred interest and related fees, interest expense related to warrants issued for the conversion of convertible notes, and the embedded conversion feature was $115,365 and $318,285, respectively, and $181,720 and $358,441, respectively.

Seller Notes Payable

On April 21, 2020, the Company entered into an asset purchase agreement under which the Company agreed to pay a principal amount of $170,000 (“Seller Notes Payable”) as further discussed in Note 6. The terms of the Seller Notes Payable are approximately three and six months, with $70,000 plus accrued interest due August 1, 2020 and $100,000 plus accrued interest due November 1, 2020. The Seller Notes Payable bear an interest rate of 1.5% per annum.

Paycheck Protection Program Note Payable

On April 15, 2020, the Company entered into an unsecured promissory note (“PPP Note Payable”) under the Paycheck Protection Program (the “PPP”), through PNC Bank with a principal amount of $838,700. The term of the PPP Note Payable is two years, with an interest rate of 1.0% per annum, which shall be deferred for the first six months of the term of the loan. PPP loan recipients can be granted forgiveness for all or a portion of loans granted under the PPP, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. No assurance is provided that the Company will obtain forgiveness of the PPP Note Payable in whole or in part.

2020 Note Issuance

On March 2, 2020, the Company issued and sold 2,000 units (“Units”) to certain accredited investors in a private offering, with each Unit consisting of $1,000 in 12% Subordinated Notes (“2020 Notes”) and 40 shares of commons stock, for aggregate gross proceeds of $2,000,000 in Units. The entire outstanding principal and accrued interest of the 2020 Notes are due and payable on February 28, 2023. Interest on the 2020 Notes accrues at the rate of 12% per annum, payable quarterly in cash, beginning on June 30, 2020. Any accrued but unpaid quarterly installment of interest shall accrue interest at the rate of 14.0% per annum. Any overdue principal and accrued and unpaid interest at the maturity date shall accrue a mandatory default penalty of 20% of the outstanding principal balance and an interest rate of 14% per annum from the maturity date until paid in full. The Company used a portion of the net proceeds of the offering to finance the acquisition of Graphic Sciences and CEO Image and using the remaining net proceeds for working capital and general corporate purposes. The Company recognized a debt discount of $320,000 for the 80,000 shares issued in conjunction with the Units. The amortization of the debt discount will be recognized over the life of the 2020 Notes as interest expense, and was $26,667 and $35,556, respectively, for the three and six months ended June 30, 2020.

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

2016 Notes

The Company issued convertible promissory notes on December 30, 2016 in an aggregate amount of $315,000, and on January 6, 2017 and January 31, 2017 in an aggregate amount of $560,000 (collectively, the “2016 Unrelated Notes”), to unrelated accredited investors (the “2016 Note Investors”). Placement agent and escrow agent fees of $100,255 in the aggregate for those issuances, were paid out of the cash proceeds of those issuances. The 2016 Unrelated Notes bore interest at an annual rate of interest of 12% until maturity, with partial interest of 6% payable quarterly, and an original maturity date of December 31, 2018. The 2016 Note Investors had the right, in their sole discretion, to convert the 2016 Unrelated Notes into shares of Company common stock at a conversion rate of $32.50 per share. On September 17, 2018, the 2016 Unrelated Notes were amended to mature on December 31, 2020, and bore interest at an annual rate of interest of 10% until maturity, with partial interest of 5% payable quarterly. With the amendment, the 2016 Note Investors had the right, in their sole discretion, to convert the 2016 Unrelated Notes into shares of Company common stock at a conversion rate of $20.00 per share. The amendment was accounted for as a troubled debt restructuring with the future undiscounted cash flows being greater than the carrying value of the debt prior to extension. No gain was recorded on the amendment, and a new effective interest rate on the 2016 Unrelated Notes was established based on the carrying value of the debt and the revised future cash flows. The Company recognized an initial beneficial conversion feature in the amount of $369,677, plus a fair value adjustment of $56,661 under the troubled debt restructuring accounting. Interest expense recognized on the amortization of the beneficial conversion feature of the 2016 Unrelated Notes was $50,703 and $12,675 for the six months ended June 30, 2020 and 2019, respectively. These notes were further amended and converted into equity on March 2, 2020, as described further below in this note, see “2020 Note Conversion.”

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

11.	Notes Payable - Related Parties

Summary of Related Notes

The table below reflects the notes payable to related parties at June 30, 2020 and December 31, 2019, respectively:

	June 30, 2020	December 31, 2019
2019 Related Notes	$-	$397,728
2018 Related Notes	-	400,000
2017 Related Notes	-	390,000
2016 Related Notes, net of beneficial conversion feature of $20,015	-	354,985
Total notes payable - related party	$-	$1,542,713
Unamortized original issue discount and debt issuance costs	-	(75,313)
Less current portion	-	(1,467,400)
Long-term portion of notes payable-related party	$-	$-

As of December 31, 2019, accrued interest for these notes payable – related parties amounted to $294,191, and on the condensed consolidated balance sheets was reflected within current liabilities as of December 31, 2019.

For the three and six months ended June 30, 2020 and 2019, interest expense in connection with notes payable – related parties was $1,431 and $88,941, respectively, and $57,627 and $114,053, respectively.

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

2019 Notes

On November 15, 2019, the Company issued promissory notes in an aggregate principal amount of $397,728 (the “2019 Related Notes”) to Robert Taglich and Michael Taglich (each holding more than 5% beneficial interest in the Company’s Shares). The notes included an original issue discount of $47,728. Interest expense recognized on the amortization of the original discount was $11,932, for the twelve months ended December 31, 2019. The notes bore no interest in addition to the original issue discount, which was 12%, and matured on May 15, 2020. If the 2019 Related Notes had not been either fully repaid by the Company or converted into Company shares or other securities by the maturity date, then the 2019 Related Notes would have accrued interest at the annual rate of 12% from the maturity date until the date of repayment. The Company used the proceeds of the 2019 Related Notes for working capital, general corporate purposes, and debt repayment. On March 2, 2020, $350,000 of such notes were converted into equity in connection with a private placement of common stock at a conversion price of $4.00 per share. On May 15, 2020, the remaining balance of $47,728 was repaid by the Company in cash.

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

2016 Notes

On December 30, 2016, the Company issued convertible promissory notes in an aggregate amount of $375,000 (the “2016 Related Notes”) to accredited investors (the “2016 Related Note Investors”), including Robert Taglich and Michael Taglich (each holding more than 5% beneficial interest in the Company’s shares) and Robert Schroeder (a director of the Company). The 2016 Related Notes bore interest at an annual rate of interest of 12% until maturity, with partial interest of 6% payable quarterly, and an initial maturity date of December 31, 2018. The 2016 Related Note Investors had a right, in their sole discretion, to convert the 2016 Related Notes into shares of Company common stock at a conversion rate of $32.50 per share. On September 17, 2018, the 2016 Related Notes were amended to mature on December 31, 2020, and to bear interest at an annual rate of interest of 10% until maturity, with partial interest of 5% payable quarterly. With the amendment, the 2016 Related Note Investors had the right, in their sole discretion, to convert the 2016 Related Notes into shares at a conversion rate of $20.00 per share. The amendment was accounted for as a troubled debt restructuring with the future undiscounted cash flows being greater than the carrying value of the debt prior to extension. No gain was recorded on the amendment, and a new effective interest rate on the 2016 Related Notes was established based on the carrying value of the debt and the revised future cash flows. The Company recognized an initial beneficial conversion feature in the amount of $144,231, plus a fair value adjustment of $24,710 under the troubled debt restructuring accounting. Interest expense recognized on the amortization of the beneficial conversion feature of the 2016 Related Notes was $20,015 and $5,004 for the six months ended June 30, 2020 and 2019, respectively. These notes were further amended and converted into equity on March 2, 2020, as described further below in this note, see “2020 Note Conversion.”

12.	Deferred Compensation

Pursuant to the Company’s employment agreements with the founders, the founders have earned incentive compensation totaling $100,828 and $117,166 in cash, as of June 30, 2020 and December 31, 2019, respectively, which payment obligation has been deferred by the Company until it reasonably believes it has sufficient cash to make the payment. Following the retirement of founder A. Michael Chretien on December 8, 2017, the Company made bi-weekly payments of $1,846 until his portion of the deferred compensation had been paid, which occurred in May, 2020. For the three and six months ended June 30, 2020 and 2019, the Company paid $3,292 and $16,338, respectively, and $12,923 and $24,000, respectively, which is reflected as a reduction in the deferred compensation liability.

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

Graphic Sciences also leases and uses a separate 20,000 square foot building for document storage in Highland Park, MI, a satellite office in Traverse City, MI for production, and additional temporary storage space in Madison Heights, MI. The monthly Highland Park rental payment is $10,417, with increases annually in September up to $11,250 for the final year, with a lease term continuing until September 30, 2021. The monthly Traverse City rental payment is $4,500, with a lease term continuing until January 31, 2024. The monthly additional Madison Heights rental payment is $6,348, with a lease term continuing until July 31, 2020 and a month-to-month arrangement thereafter.

Graphic Sciences also leases and uses four leased vehicles for logistics. The monthly rental payments for these vehicles total $2,618, with lease terms continuing until October 31, 2024.

Future minimum lease payments under these operating leases are as follows:

For the Twelve Months Ending June 30,	Amount
2021	$793,321
2022	652,965
2023	594,690
2024	575,480
2025	543,102
Thereafter	639,798
$3,799,356

Lease costs charged to operations for the three and six months ended June 30, 2020 and 2019 amounted to $217,570 and $294,620, respectively, and $12,814 and $25,628, respectively. Additional information pertaining to the Company’s lease are as follows:

For the Six Months Ending June 30, 2020:
Operating cash flows from operating leases	$176,172
Weighted average remaining lease term – operating leases	5.6 years
Weighted average discount rate – operating leases	8.0%

14.	Stockholders’ Equity

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

The reverse stock split did not cause an adjustment to par value of the common stock. As a result of the reverse stock split, the Company also adjusted the share amounts for shares reserved for issuance upon the exercise of outstanding warrants, outstanding stock options, and shares reserved for the 2015 Plan. All disclosures of common shares and per share data in the accompanying financial statements related notes have been adjusted to reflect the reverse stock split for all periods presented. The June 30, 2019 balances of common stock and additional paid in capital were adjusted to $371 and $14,305,824, from previously reported amounts of $31,528 and $14,244,289, respectively. The December 31, 2019 balances of common stock and additional paid in capital were adjusted to $371 and $12,419,437, from previously reported amounts of $31,528 and $14,388,280, respectively.

Issuance of Restricted Common Stock to Directors

On January 2, 2020 and January 7, 2019, the Company issued 16,429 and 10,454 shares, respectively, of restricted common stock to directors of the Company as part of an annual compensation plan for directors. The grant of shares was not subject to vesting. Stock compensation of $57,500 was recorded on the issuance of the common stock for the six months ended June 30, 2020 and 2019.

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

Between November 17 and November 30, 2017, the Company issued convertible promissory notes, the 2017 Unrelated Notes and the 2017 Related Notes (collectively, the “2017 Notes”), in an aggregate amount of $2,150,000 to certain accredited investors, including related parties, in private placements. The Company retained Taglich Brothers, Inc. as the exclusive placement agent for the private placement offering of the 2017 Notes. In compensation for the placement agent’s services in the private placement offering of the 2017 Notes, the Company paid the placement agent a cash payment of 8% of the gross proceeds of the offering, along with warrants to purchase shares of Company common stock, and the reimbursement for the placement agent’s reasonable out of pocket expenses, FINRA filing fees and related legal fees. On November 17, 2017, the Company paid the placement agent cash in the amount of $172,000 and issued the placement agent warrants to purchase 7,080 shares at an exercise price at $12.50 per share, which are exercisable for a period of five years after issuance, contain customary cashless exercise provisions and anti-dilution protection and were entitled to piggyback registration rights that were exercised in connection with the Company’s Registration Statement on Form S-1 declared effective in February 2018. On November 30, 2017, the Company issued the placement agent warrants to purchase 10,120 shares at an exercise price at $12.50 per share, which are exercisable for a period of five years after issuance, contain customary cashless exercise provisions and anti-dilution protection and are entitled to registration rights that were exercised in connection with the Company’s Registration Statement on Form S-1 declared effective in February 2018. Debt issuance costs of $126,603 was recorded for the issuance of the November 17 and November 30, 2017 warrants, utilizing the Black-Scholes valuation model. The fair value of warrants issued was determined to be $8.50 and $6.50 for the November 17 and November 30 warrants, respectively. For the three and six months ended June 30, 2020 and 2019, interest expense of $0 and $14,726, respectively, and $22,089 and $44,178, respectively, was recorded as amortization of the debt issuance costs.

Between September 20 and September 26, 2018, the Company issued convertible promissory notes, the 2018 Unrelated Notes and the 2018 Related Notes (collectively, the “2018 Notes”), in an aggregate amount of $1,300,000 to certain accredited investors, including related parties, in private placements. The Company retained Taglich Brothers, Inc. as the exclusive placement agent for the private placement offering of the 2018 Notes. In compensation, the Company paid the placement agent a cash payment of 8% of the gross proceeds of the offering, along with warrants to purchase shares of Company common stock, and reimbursement for the placement agent’s reasonable out of pocket expenses, FINRA filing fees and related legal fees. On September 20, 2018, the Company paid the placement agent cash in the amount of $40,000 and issued the placement agent warrants to purchase 6,153 shares at an exercise price at $9.00 per share, which are exercisable for a period of five years after issuance, contain customary cashless exercise provisions and anti-dilution protection and are entitled to limited piggyback registration rights. On September 26, 2018, the Company paid the placement agent cash in the amount of $64,000 and issued the placement agent warrants to purchase 9,846 shares at an exercise price at $9.00 per share, which are exercisable for a period of five years after issuance, contain customary cashless exercise provisions and anti-dilution protection and are entitled to limited piggyback registration rights. Debt issuance costs of $64,348 was recorded for the issuance of the September 20 and September 26, 2018 warrants, utilizing the Black-Scholes valuation model. The fair value of warrants issued was determined to be $5.00 and $3.50 for the September 20 and September 26 warrants, respectively. For the six months ended June 30, 2020 and 2019, interest expense of $0 and $14,458, respectively, and $21,688 and $43,375, respectively, was recorded as amortization of the debt issuance costs.

On March 2, 2020, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain accredited investors, pursuant to which the Company issued and sold (i) 875,000 shares of the Company’s Common Stock, at a price of $4.00 per share, for aggregate gross proceeds of $3,500,000 and (ii) 2,000 units (“Units”), with each Unit consisting of $1,000 in 12% Subordinated Notes and 40 shares, for aggregate gross proceeds of $2,000,000 in Units and $5,500,000 for the combined private placement pursuant to the Securities Purchase Agreement. The Company issued 955,000 new shares of Common Stock for the Offering. The Company retained Taglich Brothers, Inc. as the exclusive placement agent for the private placement offering of the Securities Purchase Agreement. In compensation, the Company paid the placement agent a cash payment of 8% of the gross proceeds of the offering, along with warrants to purchase shares of Company common stock, and reimbursement for the placement agent’s reasonable out of pocket expenses, FINRA filing fees and related legal fees. On March 2, 2020, the Company paid the placement agent cash in the amount of $440,000 and issued the placement agent warrants to purchase 95,500 shares at an exercise price at $4.00 per share, which are exercisable for a period of five years after issuance, contain customary cashless exercise provisions and anti-dilution protection and are entitled to limited piggyback registration rights. Underwriting expense of $236,761 and debt issuance costs of $135,291 was recorded for the issuance of the March 2, 2020 warrants, utilizing the Black-Scholes valuation model. The fair value of warrants issued was determined to be $3.90. Underwriting expense of $307,867 and debt issuance costs of $175,924 was recorded for the placement agent cash fee and other related legal fees. For the three and six months ended June 30, 2020, interest expense of $25,935 and $34,580, respectively, was recorded as amortization of the debt issuance costs.

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

Shares Issued and Outstanding and Shares Reserved for Exercise of Warrants, Convertible Notes, and the 2015 Plan

The Company had 2,810,865 Shares issued and outstanding, 230,032 Shares reserved for issuance upon the exercise of outstanding warrants, and 197,330 Shares reserved for issuance under the 2015 Plan, as of June 30, 2020.

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

The weighted average estimated values of director and employee stock option grants, as well as the weighted average assumptions that were used in calculating such values during the six months ended June 30, 2020 and 2019, were based on estimates at the date of grant as follows:

	April 30,	January 1,	February 10,
	2015 Grant	2016 Grant	2016 Grant
Risk-free interest rate	1.43%	1.76%	1.15%
Weighted average expected term	5 years	5 years	5 years
Expected volatility	143.10%	134.18%	132.97%
Expected dividend yield	0.00%	0.00%	0.00%

	December 6,	September 25,
	2016 Grant	2017 Grant
Risk-free interest rate	1.84%	1.85%
Weighted average expected term	5 years	5 years
Expected volatility	123.82%	130.79%
Expected dividend yield	0.00%	0.00%

	January 30,	March 11,
	2019 Grant	2019 Grant
Risk-free interest rate	2.54%	2.44%
Weighted average expected term	5 years	5 years
Expected volatility	115.80%	116.46%
Expected dividend yield	0.00%	0.00%

A summary of stock option activity during the six months ended June 30, 2020 and 2019 is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2020	46,860	$9.02	9 years	19,200

Outstanding at June 30, 2020	46,860	$9.02	8 years	$19,200

Exercisable at June 30, 2020	38,785	$9.54	8 years	$19,200

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2019	36,760	$25.04	8 years	79,200
Granted	43,550	6.72
Forfeited and expired	(33,450)	43.00

Outstanding at June 30, 2019	46,860	$9.02	9 years	$19,200

Exercisable at June 30, 2019	31,835	$10.20	9 years	$19,200

There were no grants during the six months ended June 30, 2020. The weighted-average grant date fair value of options granted during the six months ended June 30, 2019 was $4.49.

As of June 30, 2020, and December 31, 2019, there was $37,250 and $56,012, respectively, of total unrecognized compensation costs related to stock options granted under our stock option agreements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of two years. The total fair value of stock options that vested during the six months ended June 30, 2020 and 2019 was $14,963 and $91,723, respectively.

16.	Concentrations

Revenues from the Company’s services to a limited number of customers have accounted for a substantial percentage of the Company’s total revenues. For the three months ended June 30, 2020 the Company’s two largest customers, State of Michigan (“Michigan”), a direct client, and Quicken Loans, a direct client, accounted for 43% and 11% respectively, of the Company’s revenue for that period. For the three months ended June 30, 2019, the Company’s two largest customers, Careworks, a direct client, and Tiburon, a reseller, accounted for 10% and 9%, respectively, of the Company’s revenue for that period. For the six months ended June 30, 2020, the Company’s two largest customers, Michigan and Quicken Loans, accounted for 40% and 8%, respectively, of the Company’s revenues for that period. For the six months ended June 30, 2019, the Company’s two largest customers, Tiburon and Careworks, accounted for approximately 10% and 8%, respectively, of the Company’s revenues for that period.

For the three months ended June 30, 2020 and 2019, government contracts represented approximately 57% and 36% of the Company’s total revenues, respectively. A significant portion of the Company’s sales to Tiburon represent ultimate sales to government agencies. For the six months ended June 30, 2020 and 2019 government contracts represented approximately 58% and 33%, respectively, of the Company’s net revenue.

As of June 30, 2020, accounts receivable concentrations from the Company’s two largest customers were 45% and 21% of gross accounts receivable, respectively. As of December 31, 2019, accounts receivable concentrations from the Company’s four largest customers were 25%, 25%, 16% and 12% of gross accounts receivable, respectively. Accounts receivable balances from the Company’s two largest customers at June 30, 2020 have since been partially collected.

17.	Certain Relationships and Related Transactions

Certain Relationships and Related Transactions

The following is a summary of the related person transactions that Intellinetics has participated in at any time during the reporting period.

Notes Payable – Related Parties

See Note 11 for a summary of notes issued to related parties and the subsequent conversion of such related party notes into shares of our common stock on March 2, 2020.

2020 Private Placement

The following related persons participated as investors a private placement of securities by the Company, on the same terms as all other investors participating in the offering. The Company issued and sold (i) shares of common stock, at a price of $4.00 per share and (ii) units, with each unit consisting of $1,000 in 12% subordinated notes and 40 shares. The principal amount of the 12% subordinated notes, together with any accrued and unpaid interest thereon, become due and payable on February 28, 2023.

Name of Investor	Relationship to the Company	Number of Shares Purchased	Date of Transaction
Michael N. Taglich	Beneficially owns more than 5% of the common stock of the Company.	148,750	03/02/2020
Robert F. Taglich	Beneficially owns more than 5% of the Common Stock of the Company.	118,750	03/02/2020
Robert C. Schroeder	Director and Chairman of the Board of the Company	5,000	03/02/2020
James F. DeSocio	President and Chief Executive Officer; Director of the Company	7,500	03/02/2020
Joseph D. Spain	Chief Financial Officer of the Company	2,000	03/02/2020

Promoters and Certain Control Persons

Robert C. Schroeder, a director of the Company, is the Vice President of Investment Banking at Taglich Brothers, Inc. Robert F. Taglich and Michael N. Taglich, each beneficial owners of more than 5% of the Company’s common stock, are also both principals of Taglich Brothers, Inc.

We retained Taglich Brothers, Inc. on an exclusive basis to render financial advisory and investment banking services to the Company in connection with our acquisition of Graphic Sciences. Pursuant to an Engagement Agreement, dated April 15, 2019, we paid Taglich Brothers, Inc. a success fee of $300,000 as a result of the successful completion of the acquisition of Graphic Sciences, Inc.

We retained Taglich Brothers, Inc., as the exclusive placement agent for the 2020 private placement, as described above, pursuant to a Placement Agent Agreement. In connection with the 2020 private placement, we paid Taglich Brothers, Inc. $440,000, which represented an 8% commission based upon the gross proceeds of the 2020 private placement. In addition, for its services in the 2020 private placement, Taglich Brothers, Inc. was issued warrants to purchase 95,500 shares of common stock, which amount is equal to 10% of the shares and unit shares sold in the 2020 private placement, which have an exercise price of $4.00 per share of common stock, are exercisable for a period of five years, contain customary cashless exercise and anti-dilution protection rights and are entitled to piggy-back registration rights.

We retained Taglich Brothers, Inc. as the exclusive placement agent for the 2020 note conversion, as described above in Note 11 (Notes Payable – Related Parties), pursuant to the Placement Agent Agreement. In connection with the 2020 note conversion, we issued 35,250 shares of common stock to Taglich Brothers, Inc., which, based on the conversion price of $4.00 per share, was equal to 3% of the original principal amount of the converted notes.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial conditions and results of operations of the Company for the six months ended June 30, 2020 and 2019, should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Form 10-Q. As used in this Form 10-Q, unless the context indicates otherwise:

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

We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risk factors included in Part II, Item IA of this Report and the risk factors that are included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 30, 2020. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition accrued expenses, financing operations, contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carry value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this report for the three and six months ended June 30, 2020.

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

Customers obtain use of the Company’s software by either purchasing it for installation onto their equipment, referred to as a “premise” model, or by accessing the platform via the Internet, referred to as a “cloud-based,” “software as a service,” or “SaaS” model. The Company anticipates that the provision of SaaS-based customer activation, will increase over time and become the priority in the market and the most significant strategic part of its revenue growth opportunity. Our SaaS products are hosted with Amazon Web Services, Expedient, and Skynet Managed Technology Services, offering our customers reliable hosting services with best practices in data security. Our revenues from cloud-based delivery of our software, including hosting services, as a percentage of total revenue for the six months ended June 30, 2020 and 2019, were 16% and 37%, respectively.

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

How We Evaluate our Business Performance and Opportunities

The major qualitative and quantitative factors we consider in the evaluation of our operating results include the following:

●	With respect to Intellinetics Ohio, including the solutions recently acquired from CEO Image, our current strategy is to focus on cloud-based delivery of our software products. Historically, our revenues have mostly resulted from premise-based software licensing revenue and professional services revenue. Our observation of industry trends leads us to anticipate that cloud-based delivery will become our principal software business and a primary source of revenues for us, and we are seeing our customers migrate to cloud-based services. Accordingly, when we evaluate our results, we assess whether our cloud-based software revenues are increasing, relative to prior periods and relative to other sources of revenue.

●	With respect to Graphic Sciences, our strategy is to maintain and grow Graphic Sciences’ core document conversion, storage, and retrieval business, while simultaneously leveraging our Intellinetics software products and services to provide more attractive total document solutions for the Graphic Sciences’ customers. Accordingly, when we evaluate our results for Graphic Sciences, we will assess whether our revenues increase with respect to Graphic Sciences services, relative to prior periods, but we will also be assessing whether the customers of Graphic Sciences’ document conversion, storage, and retrieval services begin to make purchases of other products or services.

●	We are focused upon sales of our document services and software solutions through resellers and directly to our customers, with a further focus on select vertical markets. We assess whether our sales resulting from relationships with resellers are increasing, relative to prior periods and relative to direct sales to customers, and whether reseller or direct efforts offer the best opportunities for growth in our targeted vertical markets.

●	Our customer engagements often involve the development and licensing of customer-specific document solutions and related consulting and software maintenance services or tailoring a document conversion program to meet customer requirements. When analyzing whether to undertake a particular customer engagement, we often consider the following factors as part of our overall strategy to grow the business: (i) the profit margins the project may yield, and (ii) whether the project would help to develop new product and service features that we could integrate into our suite of products, resulting in an overall product portfolio that better aligns with the needs of our target customers.

●	Our software sales cycle averages 1-2 months; however, large projects can be longer, lasting 3-6 months. When a software project begins, we generally perform pre-installation assessment, project scoping, and implementation consulting. On the other hand, our document conversion services typically contain a very short sales cycle, but we can have a backlog of work orders not yet processed. Therefore, when we plan our business and evaluate our results, we consider the revenue we expect to recognize from projects in our late-stage software pipeline and in our document conversion services backlog queue.

●	We monitor our costs and capital needs to ensure efficiency as well as an adequate level of support for our business plan.

●	While we are primarily focused on organic growth, we also continually monitor potential acquisitions of complementary solutions and expertise that are consistent with our core business. We look for acquisitions that can add value for our customers and are expected to be accretive to our financial performance.

Financial Impact of COVID-19

The spread of a novel coronavirus (“COVID-19”) and developments surrounding the global pandemic have had, and we expect will continue to have, a significant impact on our business, results of operations and financial condition.

From March 24, 2020, through June 15, 2020, our Graphic Services business operations, constituting a majority of our professional services revenues, was reduced due to the State of Michigan stay-at-home order, and we were only able to process work orders deemed “essential” by the State of Michigan. While revenues were temporarily limited, the shut-down created a back-log of projects which we are now working to complete. At this point, it is impossible to predict whether we will be able to make up our ordinary level of revenues in the remainder of 2020 to offset the period in which our operations were reduced. There has not been a meaningful cancellation of future jobs or current contracts for our Graphic Services business operations; however, certain customers continue to be slow to resume operations to pre-pandemic levels. In addition, we are seeing a general slowing or reduction in demand in certain other areas of our operations, even though those operations are still currently open for business with mostly remote staff.

We worked closely with the State of Michigan on our reopening plans for the Graphic Services business. Most of our other employees are located in the State of Ohio, which permitted general office workers to return to work May 4, 2020. However, our Ohio employees are mostly continuing to work remotely as a precaution. Regardless of the lifting of stay-at-home orders in Ohio and Michigan (where most of our employees are located), many of our clients operate in a variety of other states, which had differing time periods in which their operations were, are currently, or will be restricted. Even though we have been able to fully resume our operations, we expect to see continued weakened demand in light of reduced governmental and small-business spending and general economic uncertainty.

We have engaged in aggressive efforts to reduce expenses and preserve cash flow during this time, including:

● From March 24, 2020 to June 15, 2020, we furloughed our non-essential employees in the State of Michigan who, due to the nature of their work, were not able to work remotely during the governmental shut-down in that state;

● from April 1, 2020 to June 29, 2020, we reduced our executive officer compensation by 20% and other manager compensation by 15%, and our Board of Directors waived their director compensation for the second fiscal quarter of 2020; and

● we applied for and received PPP funds, discussed below in Liquidity and Capital Resources, which we used to fund payroll and other limited permitted expenses such as rent and utilities.

Additionally, we have instituted safe distancing practices and additional cleaning procedures for all company offices, as well as established work-from-home employees wherever feasible, in order to prevent or mitigate future outbreaks and disruptions to our business.

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

Executive Overview of Results

Below are our key financial results for the six months ended June 30, 2020 (consolidated unless otherwise noted), with most of the significant changes year over year resulting from our recent acquisition of Graphic Sciences on March 2, 2020 and CEO Image on April 21, 2020:

●	Revenues were $3,049,846, representing revenue growth of 164% year over year.

●	Cost of revenues was $1,133,209.

●	Operating expenses (excluding cost of revenues) were $2,913,704.

●	Loss from operations was $997,067.

●	Net loss was $928,567 with basic and diluted net loss per share of $0.46.

●	Operating cash deficit was $132,287.

●	Capital expenditures were $21,927, excluding cash paid to acquire business.

●	As of June 30, 2020, the number of our full-force employees was 89, including 7 part-time.

Results of Operations

Revenues

We reported total revenues of $1,836,182 and $640,608 for the three months ended June 30, 2020 and 2019, respectively, representing an increase of $1,195,574 or 187%. For the six months ended June 30, 2020 and 2019, revenues were $3,049,846 and $1,155,993, respectively, representing an increase of $1,893,853, or 164%. For the six months ended June 30, 2020, our subsidiary acquired March 2, 2020, Graphic Sciences, accounted for $1,748,418 of the total sales, or 92% of the increase. Our subsidiary acquired April 21, 2020, CEO Image, accounted for $64,519 of the total sales, or 3% of the increase. The net increase in comparable total revenues year-over-year is primarily attributable to increased sale of software, supported by growth software as a service and software maintenance services, as further described below.

Sale of Software

Revenues from the sale of software principally consist of sales of additional or upgraded software licenses and applications to existing customers and resellers. These software revenues were $9,674 and $7,102, for the three months ended June 30, 2020 and 2019, respectively, representing an increase of $2,572, or 36%. For the six months ended June 30, 2020 and 2019, respectively, revenues were $103,774 and $8,852 representing an increase of $94,922, or 1,072%. The increase year-over-year in sales was due to timing of large direct sales projects, which strongly favored the first quarter of 2020.

Sale of Software as a Service

We provide access to our software solutions as a service, accessible through the internet. Our customers typically enter into our software as a service agreement for periods of one year or more. Under these agreements, we generally provide access to the applicable software, data storage and related customer assistance and support. Our software as a service revenues were $248,693 and $229,982, for the three months ended June 30, 2020 and 2019, respectively, representing an increase of $18,711 or 8%. Our software as a service revenues were $474,687 and $429,165, for the six months ended June 30, 2020 and 2019, respectively, representing an increase of $45,522 or 11%. The increase in revenue year-over-year was primarily the result of new customers choosing a cloud-based solution, as well as expanded data storage, user seats, and hosting fees for existing customers.

Sale of Software Maintenance Services

Software maintenance services revenues consist of fees for post contract customer support services provided to license (premise-based) holders. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. A substantial portion of these revenues were generated from customers to whom we sold software in prior years who have continued to renew their maintenance agreements. The support and maintenance agreements typically have a term of 12 months. Our software maintenance support revenue was $314,111 and $252,713, for the three months ended June 30, 2020 and 2019, respectively, representing an increase of $61,398, or 24%. Our software maintenance support revenue was $575,354 and $505,349, for the six months ended June 30, 2020 and 2019, respectively, representing an increase of $70,005, or 14%. The increase in revenue quarter-over-quarter and year-over-year was the result of approximately $58,000 contribution from CEO Image, as well as new growth and normal price increases exceeding attrition of existing maintenance agreement renewals.

Sales of Professional Services

Professional services revenues consist of revenues from document scanning and conversion services, consulting, discovery, training, and advisory services to assist customers with document management needs, as well as repair and maintenance services for customer equipment. These revenues include those arrangements where we do not sell software license as an element of the overall arrangement. Our professional services offerings, particularly with respect to scanning and document conversion, including microfilm and microfiche, were recently broadened and enhanced with our March 2, 2020 acquisition of Graphic Sciences. Professional services revenues were $1,045,679 and $150,811, for the three months ended June 30, 2020 and 2019, respectively, representing an increase of $894,868 or 593%. Professional services revenues were $1,605,709 and $212,627, for the six months ended June 30, 2020 and 2019, respectively, representing an increase of $1,393,082 or 655%. Our recently acquired subsidiary, Graphic Sciences, accounted for $1,458,096 of the total sales, or 105% of the increase. Professional services revenues excluding Graphic Sciences were $147,613 and $212,627, for the six months ended June 30, 2020 and 2019, respectively, representing a decrease of $65,014 or 31%. The decrease in revenue excluding Graphic Sciences was due to reduction of consulting contracts for customers seeking expanded applications for our solutions, project management, and training, and a curtailment in our document scanning services in Columbus, Ohio, due to COVID stay-at-home orders disallowing non-essential projects for April and May.

Sale of Storage and Retrieval

Graphic Sciences provides document storage and retrieval services to customers, primarily in Michigan. Our document storage and retrieval revenues were $218,025 and $0, respectively, for the three months ended June 30, 2020 and 2019, respectively. Our document storage and retrieval revenues were $290,322 and $0, respectively, for the six months ended June 30, 2020 and 2019, respectively. The amounts were lower than historical levels at Graphic Sciences for similar periods due to COVID shut-downs at customers and the Michigan stay-at-home order which reduced retrieval services.

Costs of Revenue

The cost of revenues during the three months ended June 30, 2020 and 2019 were $664,789 and $130,104, respectively, representing an increase of $534,685, or 411%. The cost of revenues during the six months ended June 30, 2020 and 2019 were $1,133,209 and $272,569, respectively, representing an increase of $860,640, or 316%. The Graphic Sciences acquisition accounted for $782,947 of the total costs of revenue, or 91% of the increase. The cost of revenues excluding Graphic Sciences during the six months ended June 30, 2020 and 2019 were $350,262 and $272,569, respectively, representing an increase of $77,693, or 29%. The increase in cost of revenue excluding Graphic Sciences year-over-year is primarily the result of increased sales revenue, as well as exceptional professional services margins in 2019 on two projects that were not repeated in 2020.

Cost of Software Revenues

Cost of software revenues consists primarily of third-party software licenses that are sold in connection with our core software applications and labor costs of our software engineers and implementation consultants. Cost of software revenues was $5,357 and $1,164 for the three months ended June 30, 2020 and 2019, respectively, representing an increase of $4,193 or 360%. Cost of software revenues was $43,659 and $3,010 for the six months ended June 30, 2020 and 2019, respectively, representing an increase of $40,649 or 1350%. The increase is driven by volume, compared to very low volume in 2019.

Gross margin for this product category decreased to 58% for the six months ended June 30, 2020 from 66% for the six months ended June 30, 2019. The 2019 margin percentage was due to a small, high margin project and much smaller base.

Cost of Software as a Service

Cost of software as a service consists primarily of technical support personnel, hosting services, and related costs. Cost of software as a service was $71,281 for the three months ended June 30, 2020, as compared with $60,579 for the three months ended June 30, 2019, representing an increase of $10,702, or 18%. Cost of software as a service was $143,796 for the six months ended June 30, 2020, as compared with $128,268 for the six months ended June 30, 2019, representing an increase of $15,528, or 12%. The increase in cost followed the higher revenue, at relatively consistent margins.

Gross margins for this product category were 70% for the six months ended June 30, 2020, and 2019, with consistent support levels in both periods.

Cost of Software Maintenance Services

Cost of software maintenance services consists primarily of technical support personnel and related costs. Cost of software maintenance services for the three months ended June 30, 2020 was $31,569 compared with $20,541 for the three months ended June 30, 2019, representing an increase of $11,028, or 54%. Cost of software maintenance services for the six months ended June 30, 2020 was $78,085 compared with $49,919 for the six months ended June 30, 2019, representing an increase of $28,166, or 56%, due to high support activity in the first quarter and one incremental FTE support personnel following the April 21, 2020 acquisition of CEO Image.

Gross margins in this product category were 86% and 90% for the six months ended June 30, 2020, and 2019, respectively.

Cost of Professional Services

Cost of professional services consists primarily of compensation for employees performing the document conversion services, compensation of our software engineers and implementation consultants and related third-party costs. Cost of professional services was $514,036 for the three months ended June 30, 2020, as compared with $47,820 for the three months ended June 30, 2019, representing an increase of $466,216 or 975%. Cost of professional services was $811,132 for the six months ended June 30, 2020, as compared with $91,372 for the six months ended June 30, 2019, representing an increase of $719,760 or 788%. Excluding Graphic Sciences, cost of professional services was $84,722 for the six months ended June 30, 2020, as compared with $91,372 for the six months ended June 30, 2019, representing a decrease of $6,650 or 7%. The decrease year-over-year followed volume, partially offset from one additional FTE from the April 21, 2020 acquisition of CEO Image and some project inefficiencies with stopping and restarting projects due to COVID-related customer unavailability.

Gross margins in this product category were 49% and 57% for the six months ended June 30, 2020, and 2019, respectively. Excluding Graphic Sciences, gross margins in this product category were 43% and 57% for the six months ended June 30, 2020, and 2019, respectively. Gross margins related to consulting services may vary widely, depending upon the nature of the consulting project and the amount of labor it takes to complete a project, and the second quarter of 2019 included more high margin projects.

Cost of Storage and Retrieval Services

Cost of storage and retrieval services consists primarily of compensation for employees performing the document storage and retrieval services, including logistics, provided by Graphic Sciences. Cost of storage and retrieval was $42,546 for the three months ended June 30, 2020, as compared with $0 for the three months ended June 30, 2019. Cost of storage and retrieval was $56,537 for the six months ended June 30, 2020, as compared with $0 for the six months ended June 30, 2019.

Gross margins in this product category were 81% for the six months ended June 30, 2020. Gross margins exclude the cost of facilities rental, maintenance, and related overheads.

Gross Margins

Overall gross margin for the three months ended June 30, 2020 and 2019 were 64% and 80%, respectively, representing a decrease of 16%. Overall gross margin for the six months ended June 30, 2020 and 2019 were 63% and 76%, respectively, representing a decrease of 14%. The decrease represents the mix impact of the Graphic Sciences acquisition. Excluding Graphic Sciences, overall gross margin for the six months ended June 30, 2020 and 2019 were 73% and 76%, respectively, representing a decrease of 3%. The decrease in gross margin year-over-year excluding Graphic Sciences is primarily a result of the unusually strong professional services margins on two projects in 2019.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $844,657 during the three months ended June 30, 2020 as compared with $521,057 during the three months ended June 30, 2019, representing an increase of $323,600 or 62%. For the six months ended June 30, 2020 and 2019, general and administrative expenses were $1,688,860 and $1,060,018, respectively, representing a decrease of $628,842, or 59%. The increase in operating expenses year-over-year was principally related to the addition of Graphic Sciences expenses.

Significant Transaction Expenses

Significant transaction expenses were $175,673 and $636,440 during the three and six months ended June 30, 2020, respectively, as compared with $0 during the three and six months ended June 30, 2019. The significant transactions expenses comprised of investment banker and placement agent success fees, as well as legal and consulting fees.

Sales and Marketing Expenses

Sales and marketing expenses were $229,873 during the three months ended June 30, 2020 as compared with $221,663 during the three months ended June 30, 2019, representing an increase of $8,210 or 4%. For the six months ended June 30, 2020 and 2019, sales and marketing expenses were $473,562 and $490,420, respectively, representing a decrease of $16,858, or 3%. The decrease was a result of decreased stock compensation costs due to certain option grants vesting in 2019 and other operational savings, including marketing and web site updates in 2019 not repeated in 2020, partially offset by the addition of Graphic Sciences and CEO Image expenses.

Depreciation and Amortization

Depreciation and amortization was $86,750 for the three months ended June 30, 2020, as compared with $2,099 for the three months ended June 30, 2019, representing an increase of $84,651 or approximately 4,033%. For the six months ended June 30, 2020 and 2019, depreciation and amortization expenses were $114,842 and $4,007, respectively, representing an increase of $110,835, or 2,766%. The increase is driven by amortization of the intangible assets acquired in March and April and the addition of Graphic Sciences and CEO Image depreciation.

Gain on Extinguishment of Debt

Gain on extinguishment of debt was $287,426 during the six months ended June 30, 2020. The gain was driven by the extinguishment of debt in March, as part of conversion of notes payable accounted for using troubled debt restructuring.

Income Tax Benefit

Income tax benefit was $188,300 during the six months ended June 30, 2020. The benefit was driven by the releases of a portion of the valuation allowance in March for deferred tax liabilities of Graphic Sciences that will no longer be due.

Interest Expense, Net

Interest expense, net, was $116,796 during the three months ended June 30, 2020 as compared with $239,347 during the three months ended June 30, 2019, representing a decrease of $122,551 or 51%. The decrease was driven by a lesser note payable balance in 2020. Interest expense, net, was $407,226 during the six months ended June 30, 2020 as compared with $472,494 during the six months ended June 30, 2019, representing a decrease of $65,268 or 14%. The decrease year-over-year resulted primarily from lower interest expense on lower net debt following the March 2020 private placement of securities and note conversion more than offsetting increased interest expense associated with accelerating the beneficial conversion option on the notes converted.

Liquidity and Capital Resources

We have financed our operations primarily through a combination of gross profits, government-sponsored loans, and the sale of both equity and debt securities. As of June 30, 2020, we had $1,876,816 in cash, and net working capital of $118,214. From 2012 through April, 2020 we raised a total of $18,555,903 in cash through issuance of debt and equity securities.

We have recently implemented plans to increase liquidity, including the acquisitions of Graphic Sciences and CEO Image. Additionally, proceeds from issuance of shares, including conversion of convertible debt, and issuance new debt on March 2, 2020 enabled the company to restructure its balance sheet and reduce its overall debt burden by approximately $3 million.

The Company’s business plan is to increase our sales and market share by focusing on a targeted marketing approach to select vertical markets, maximizing cross selling opportunities within the newly expanded customer base of the consolidated company, enhancing our direct selling results, and continuing to develop a network of select resellers through which we expect to sell our expanded document management solutions. We expect that these initiatives will require us to continue our efforts towards direct marketing campaigns and leads management, reseller on-boarding, and to develop additional software integration and customization capabilities, all of which may require additional capital. We also plan to continually monitor opportunities to make strategic acquisitions that will strengthen or complement our product and services offerings, bring more solutions to our customers, and increase revenues and liquidity.

We received a loan through the Paycheck Protection Program (“PPP”) in April 2020 in the amount of $838,700. Currently, we believe that we are complying with the program requirements and that the entire amount will be forgiven, but will not have assurance on the amount forgiven until our forgiveness application is accepted by the Small Business Administration. In addition, we have taken steps to reduce operating expenses in light of COVID-19, including a temporary furlough at Graphic Sciences until the Michigan stay-at-home order was lifted and a reduction in management compensation through June 2020.

However, despite these successful efforts to increase liquidity, it is based on our current plans and assumptions, and significant economic uncertainties remain due to COVID-19. Therefore, there continues to be substantial doubt our capital resources, including our cash and cash equivalents, along with funds expected to be generated from our operations, will be sufficient to meet our anticipated cash needs for the next 12 months. Over the next year and aside from general working capital, we will have debt service commitments, installment payment obligations for a previous transaction, and potential earnout payments with respect to previous transactions. Due to our history of operating losses as well as general overall economic conditions and the ongoing COVID-19 pandemic, there is no assurance that the Company will be able to obtain additional capital or debt financing within that time if needed. Given these conditions, the Company’s ability to continue as a going concern is contingent upon sufficiently enhancing its operating cash flow, obtaining forgiveness of our PPP loan, successfully managing the transition of its recent acquisitions of Graphic Sciences and CEO Image, and successfully managing its cash requirements. Any projections of future cash needs and cash flows are subject to substantial risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” above in this report and the risk factors included in Part II, Item IA of this Report, Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 15, 2020, and the risk factors that are included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 30, 2020.

Equity Capital Resources

As of August 12, 2020, we had 2,810,865 shares of common stock issued and outstanding, and 427,362 shares of common stock reserved for issuance upon the exercise of outstanding warrants, convertible notes, and outstanding and unissued stock options under the 2015 Plan.

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

Debt Capital Resources

On April 21, 2020, the Company entered into an asset purchase agreement under which the Company agreed to pay a principal amount of $170,000 (“Seller Notes Payable”) as further discussed in Note 6. The terms of the Seller Notes Payable are approximately three and six months, with $70,000 plus accrued interest due August 1, 2020 and $100,000 plus accrued interest due November 1, 2020. The Seller Notes Payable bear an interest rate of 1.5% per annum. These notes are installment payments for the net assets acquired.

On April 15, 2020, the Company secured PPP funding, through PNC Bank with a principal amount of $838,700. The term of the PPP loan is two years, with an interest rate of 1.0% per annum, which shall be deferred for the first six months of the term of the loan. PPP loan recipients can be granted forgiveness for all or a portion of loans granted under the PPP, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. We have used and intend to use the loan proceeds for such costs, but we can offer no assurance that the Company will obtain forgiveness of the PPP loan in whole or in part.

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

Summary of Outstanding Indebtedness at June 30, 2020

The Company’s outstanding indebtedness at June 30, 2020 is as follows (with more details and all defined terms set forth in Note 10 to the Consolidated Financial Statements):

●	The 2020 Notes issued to accredited investors on March 2, 2020, with an aggregate original principal balance of $2,000,000, a current principal balance of $2,000,000, and accrued interest of $0.

●	PPP Note Payable held by PNC bank, dated April 15, 2020, with a principal balance of $838,700, a current principal balance of $838,700, and accrued interest of $1,747.

●	Seller Notes Payable entered into as part of the asset purchase agreement, dated August 1, 2020, and November 1, 2020, with an aggregate principal balance of $170,000, a current principal balance of $170,000, and accrued interest of $489.

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

Our plan is to increase our sales and market share by implementing a targeted marketing approach to select vertical markets, an expanded network of resellers through which we expect to sell our expanded software product portfolio, as well as continue to enhance our direct selling results. We expect our operations to continue to require additional capital in order to implement direct marketing campaigns and leads management, reseller training and on-boarding, and to develop additional software integration and customization capabilities. Although management believes that we may have access to additional capital resources, there are currently no commitments in place for new financing, and there is no assurance that we will be able to obtain funds on commercially acceptable terms, if at all.

Net cash used in operating activities for the six months ended June 30, 2020 and 2019, was $132,287 and $648,124, respectively. During the six months ended June 30, 2020, the net cash used in operating activities was primarily attributable to the net loss adjusted for non-cash expenses of $799,319, a decrease in operating assets of $602,304 and a decrease in operating liabilities of $605,343. During the six months ended June 30, 2019, the net cash used in operating activities was primarily attributable to the net loss adjusted for non-cash expenses of $368,188, an increase in operating assets of $161,905 and an increase in operating liabilities of $289,108.

Cash Used by Investing Activities.

Net cash used in investing activities for the six months ended June 30, 2020 and 2019 amounted to $4,039,743 and $5,489, respectively, and was primarily related to cash paid to acquire Graphic Sciences, as well as cash paid to acquire CEO Image.

Capital Expenditures

There were no material commitments for capital expenditures at June 30, 2020.

Cash Provided and Used by Financing Activities.

Net cash provided by financing activities for the six months ended June 30, 2020 amounted to $5,644,681. The net cash provided by financing activities resulted from new borrowings of $3,008,700, partially offset by $175,924 in financing costs, and the sale of common stock resulting in $2,859,633 in net cash. Notes payable payments to related parties amounted to $47,728.

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

We consider the following accounting policies and estimates to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:

●	Liquidity, Going Concern and Management’s Plans
●	Revenue Recognition
●	Business Acquisition, Goodwill and Intangibles
●	Accounts Receivable, Unbilled
●	Parts and Supplies Allowance
●	Deferred Revenues
●	Allowance for Doubt Accounts
●	Accounting for Costs of Computer Software to be Sold, Leased or Marketed and Accounting for Internal Use Software
●	Accounting Stock-Based Compensation

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

Business Acquisition, Goodwill and Intangibles Assets

We preliminarily allocate the purchase price to assets acquired and liabilities assumed based on the estimated fair value of such assets and liabilities at the date of acquisition, subject to further review and analysis. We estimate a fair value of any earnout which would be owed to the seller based on the terms of the earnout and record this liability at the acquisition date. Fair value is based on future projections of metrics such as revenue or profit over the earnout period and valuation techniques that utilize expected volatility, threshold probability, and discounting of future payments.

The carrying value of goodwill is not amortized, but it tested for impairment annually as of December 31, as well as on an interim basis whenever events or changes in circumstances indicate that the carrying amount of a reporting unity may not be recoverable. An impairment charge is recognized for the amount by which the carrying amount exceeds the recorded fair value. All intangible assets have finite lives and are stated at cost, net of amortization. Amortization is computed over the useful life of the related assets on a straight-line method.

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

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. The customers, personnel and processes added from the CEO Image acquisition were immediately incorporated into and made part of the control environment at Intellinetics, Inc. The control environment at Graphic Sciences was assessed, and a remediation was made to mitigate segregation of duties risk over bank account access, which was concentrated in too few personnel after prior ownership personnel retired.

Other than the remediation described above, there were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In light of the uncertain and rapidly evolving situation relating to the spread of the coronavirus disease (COVID-19), this public health concern and related economic downturn could pose a risk to our customers, our employees, our vendors and the communities in which we operate, which has negatively impacted, and may continue to negatively impact, our business. The full extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted at this time. From March 24, 2020 to June 15, 2020, we were obligated to scale back operations in our Graphic Sciences operations, due to Michigan stay-at-home orders, which permitted us to process only those projects qualifying as essential under the state guidance. As of the time of this Report, we have resumed operating at full capacity with a project backlog, but it is too early to determine whether we will be able to make up revenues in the remainder of 2020 to compensate for our temporary reduced operations. In addition, our business, financial condition and results of operations could be materially adversely affected if we suffer one or several COVID-19 outbreaks in our facilities or if the State of Michigan issues new stay-at-home orders in the future. We are also likely to be impacted further by decreased customer demand and/or subscription terminations as a result of a reduction in customer spending or as a result of government-imposed restrictions on businesses, shelter-in-place orders and temporary restaurant, retail and grocery store closures. Due to the portion of our business that generates subscription-based revenue, the effect of COVID-19 may not be fully reflected in our results of operations until future periods. If the pandemic continues to require governmental orders to reduce business operations, the disease could have a material adverse effect on our business, results of operations, financial condition and cash flows and adversely impact the trading price of our common stock.

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

INTELLINETICS, INC.

Dated:	August 14, 2020

By:	/s/ James F. DeSocio
James F. DeSocio
President and Chief Executive Officer

Dated:	August 14, 2020

By:	/s/ Joseph D. Spain
Joseph D. Spain
Chief Financial Officer

