Form 10-Q
period 2020-09-30
INTELLINETICS, INC.
filed 2020-11-16
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

As of November 12, 2020 there were 2,810,865 shares of the issuer’s common stock outstanding with par value of $0.001 per share.

INTELLINETICS, INC.

Form 10-Q

September 30, 2020

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

Any forward-looking statements we make are based on our current plans, intentions, objectives, goals, targets, strategies, hopes, beliefs, projections and expectations, as well as assumptions made by and information currently available to management. Forward-looking statements are not guarantees of future performance or events, but are subject to and qualified by substantial risks, uncertainties and other factors, which are difficult to predict and are often beyond our control. Forward-looking statements will be affected by assumptions and expectations we might make that do not materialize or that prove to be incorrect and by known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed, anticipated or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, those described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 30, 2020, those items described in Part II, Item 1A “Risk Factors” of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, filed on May 15, 2020 and August 14, 2020, respectively, as well as other risks, uncertainties and factors discussed elsewhere in this report, in documents that we include as exhibits to or incorporate by reference in this report, and in other reports and documents we from time to time file with or furnish to the SEC. In light of these risks and uncertainties, you are cautioned not to place undue reliance on any forward-looking statements that we make.

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

Part I Financial Information

Item 1. Financial Statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2020	2019

ASSETS
Current assets:
Cash	$1,511,990	$404,165
Accounts receivable, net	1,078,862	329,571
Accounts receivable, unbilled	503,642	23,371
Parts and supplies, net	79,975	4,184
Prepaid expenses and other current assets	207,201	110,841
Total current assets	3,381,670	872,132

Property and equipment, net	716,000	6,919
Right of use assets	2,703,978	97,239
Intangible assets, net	1,239,090	-
Goodwill	2,322,887	-
Other assets	18,784	10,284
Total assets	$10,382,409	$986,574

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)

Current liabilities:
Accounts payable	$183,327	$160,911
Accrued compensation	261,638	70,027
Accrued expenses, other	156,567	140,079
Lease liabilities - current	516,206	47,397
Deferred revenues	1,022,252	754,073
Deferred compensation	100,828	117,166
Earnout liabilities - current	287,390	-
Accrued interest payable - current	4,505	1,212,498
Notes payable - current	612,539	3,339,963
Notes payable - related party - current	-	1,467,400
Total current liabilities	3,145,252	7,309,514

Long-term liabilities:
Notes payable	1,817,681	-
Lease liabilities - net of current portion	2,262,445	53,318
Earnout liabilities - net of current portion	601,810	-
Total long-term liabilities	4,681,936	53,318
Total liabilities	7,827,188	7,362,832

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 25,000,000 shares authorized; 2,810,865 and 370,497 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	2,811	371
Additional paid-in capital	24,121,370	14,419,437
Accumulated deficit	(21,568,960)	(20,796,066)
Total stockholders’ equity (deficit)	2,555,221	(6,376,258)
Total liabilities and stockholders’ equity (deficit)	$10,382,409	$986,574

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

Revenues:
Sale of software	$53,767	$170,738	$153,999	$179,590
Software as a service	281,810	214,237	756,497	643,402
Software maintenance services	340,129	248,343	915,483	753,692
Professional services	1,615,445	122,250	3,221,154	334,877
Storage and retrieval services	220,131	-	510,453	-
Total revenues	2,511,282	755,568	5,557,586	1,911,561

Cost of revenues:
Sale of software	-	1,469	40,117	4,479
Software as a service	65,712	67,643	209,508	195,911
Software maintenance services	49,354	17,894	127,439	67,813
Professional services	841,016	60,684	1,637,308	152,056
Storage and retrieval services	64,906	-	136,283	-
Total cost of revenues	1,020,988	147,690	2,150,655	420,259

Gross profit	1,490,294	607,878	3,406,931	1,491,302

Operating expenses:
General and administrative	844,186	510,817	2,533,046	1,570,835
Significant transaction costs	-	-	636,440	-
Sales and marketing	285,462	248,757	759,024	739,177
Depreciation and amortization	89,475	1,901	204,317	5,908

Total operating expenses	1,219,123	761,475	4,132,827	2,315,920

Income (loss) from operations	271,171	(153,597)	(725,896)	(824,618)

Other income (expense)
Gain on extinguishment of debt	-	-	287,426	-
Income tax benefit	-	-	188,300	-
Interest expense, net	(115,498)	(245,156)	(522,724)	(717,650)

Total other expense	(115,498)	(245,156)	(46,998)	(717,650)

Net income (loss)	$155,673	$(398,753)	$(772,894)	$(1,542,268)

Basic and diluted net income (loss) per share:	$0.06	$(1.08)	$(0.34)	$(4.17)

Weighted average number of common shares outstanding – basic and diluted	2,810,865	370,497	2,271,169	370,205

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

For the Three and Nine Months Ended September, 2020 and 2019

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2019	370,497	$371	$14,374,320	$(19,806,300)	$(5,431,609)

Stock Option Compensation	-	-	58,863	-	58,863

Net Loss	-	-	-	(398,753)	(398,753)

Balance, September 30, 2019	370,497	$371	$14,433,183	$(20,205,053)	$(5,771,499)

Balance, June 30, 2020	2,810,865	2,811	24,107,401	(21,724,633)	2,385,579

Stock Option Compensation	-	-	13,969	-	13,969

Net Income	-	-	-	155,673	155,673

Balance, September 30, 2020	2,810,865	$2,811	$24,121,370	$(21,568,960)	$2,555,221

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2018	354,588	$355	$14,162,216	$(18,662,785)	$(4,500,214)

Stock Issued to Directors and Employee	15,909	16	87,484	-	87,500

Stock Option Compensation	-	-	183,483	-	183,483

Net Loss	-	-	-	(1,542,268)	(1,542,268)

Balance, September 30, 2019	370,497	$371	$14,433,183	$(20,205,053)	$(5,771,499)

Balance, December 31, 2019	370,497	371	14,419,437	(20,796,066)	(6,376,258)

Stock Issued to Directors	16,429	16	57,484	-	57,500

Stock Option Compensation	-	-	32,652	-	32,652

Stock Issued	955,000	955	3,819,045	-	3,820,000

Stock Issued for Convertible Notes	1,468,939	1,469	5,728,566	-	5,730,035

Equity Issuance Costs	-	-	(307,867)	-	(307,867)

Note Offer Warrants	-	-	372,053	-	372,053

Net Loss	-	-	-	(772,894)	(772,894)

Balance, September 30, 2020	2,810,865	$2,811	$24,121,370	$(21,568,960)	$2,555,221

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(772,894)	$(1,542,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	204,317	5,908
Bad debt expense	40,325	14,340
Parts and supplies reserve change	10,500	-
Amortization of deferred financing costs	91,156	137,888
Amortization of beneficial conversion option	11,786	53,038
Amortization of debt discount	62,222	-
Amortization of right of use asset	278,879	30,982
Stock issued for services	57,500	87,500
Stock options compensation	32,652	183,483
Note conversion stock issue expense	141,000	-
Warrant issue expense	236,761	-
Interest on converted debt	176,106	-
Gain on extinguishment of debt	(287,426)	-
Amortization of original issue discount on notes	18,296	-
Changes in operating assets and liabilities:
Accounts receivable	333,121	(227,594)
Accounts receivable, unbilled	(204,248)	29,766
Parts and supplies	5,105	1,533
Prepaid expenses and other current assets	(25,790)	4,155
Right of use assets	0	(138,549)
Accounts payable and accrued expenses	(589,461)	65,798
Lease liabilities, current and long-term	(269,748)	111,476
Deferred compensation	(16,338)	(35,077)
Accrued interest, current and long-term	4,504	523,085
Deferred revenues	69,520	(50,903)
Total adjustments	380,739	796,829
Net cash used in operating activities	(392,155)	(745,439)

Cash flows from investing activities:
Cash paid to acquire business, net of cash acquired	(4,019,098)	-
Purchases of property and equipment	(55,603)	(5,489)
Net cash used in investing activities	(4,074,701)	(5,489)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,167,500	-
Offering costs paid on issuance of common stock	(307,867)	-
Payment of deferred financing costs	(175,924)	-
Proceeds from notes payable	3,008,700	-
Repayment of notes payable	(70,000)	-
Repayment of notes payable - related parties	(47,728)	(34,622)
Net cash provided by/(used in) financing activities	5,574,681	(34,622)

Net increase (decrease) in cash	1,107,825	(785,550)
Cash - beginning of period	404,165	1,088,630
Cash - end of period	$1,511,990	$303,080

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$142,018	$6,241
Cash paid during the period for taxes	$112,954	$-

Supplemental disclosure of non-cash financing activities:
Accrued interest notes payable converted to equity	$796,074	$-
Accrued interest notes payable related parties converted to equity	238,883	-
Discount on notes payable for beneficial conversion feature	320,000	-
Discount on notes payable for warrants	135,292	-
Notes payable converted to equity	3,421,063	-
Notes payable converted to equity - related parties	1,465,515	-

Supplemental disclosure of non-cash investing activities relating to business acquisitions:
Cash	$17,269	$-
Accounts receivable	1,122,737	-
Accounts receivable, unbilled	276,023	-
Parts and supplies	91,396	-
Prepaid expenses	73,116	-
Other current assets	5,954	-
Right of use assets	2,885,618	-
Property and equipment	735,885	-
Intangible assets	1,361,000	-
Accounts payable	(168,749)	-
Accrued expenses	(162,426)	-
Lease liabilities	(2,947,684)	-
Federal and state taxes payable	(168,900)	-
Deferred revenues	(198,659)	-
Deferred tax liabilities, net	(149,900)	-
Net assets acquired in acquisition	2,772,680	-
Total goodwill acquired in acquisition	2,322,887	-
Total purchase price of acquisition	5,095,567	-
Purchase price of business acquisition financed with earnout liability	(889,200)	-
Purchase price of business acquisition financed with installment payments	(170,000)	-
Cash used in business acquisition	$4,036,367	$-

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

Through September 30, 2020, the Company had incurred an accumulated deficit since its inception of $21,568,960. At September 30, 2020, the Company had a cash balance of $1,511,990. Since inception, the Company’s operations have primarily been funded through a combination of gross profits, government-sponsored loans, and the sale of both equity and debt securities.

As part of its overall strategic plan to increase the Company’s revenues, improve liquidity, and move the Company towards profitability, the Company acquired Graphic Sciences on March 2, 2020, and CEO Imaging Systems, Inc. (“CEO Image”) on April 21, 2020. Additionally, proceeds from issuance of shares, including conversion of convertible debt, and issuance of new debt on March 2, 2020 enabled the company to restructure its balance sheet and reduce its overall debt burden by approximately $3 million.

The Company’s business plan is to increase our sales and market share by focusing on a targeted marketing approach to select vertical markets, maximizing cross selling opportunities within the newly expanded customer base of the consolidated company, enhancing our direct selling results, and continuing to develop a network of select resellers through which we expect to sell our expanded document management solutions. We expect that these initiatives will require us to continue our efforts towards direct marketing campaigns and leads management, reseller on-boarding, and to develop additional software integration and customization capabilities, all of which may require additional capital. We also plan to continually monitor opportunities to make strategic acquisitions that will strengthen or complement our product and services offerings, bring more solutions to our customers, and increase revenues and liquidity. Since the COVID-19 crisis began, the Company has been working proactively to preserve cash, including a temporary furlough at Graphic Sciences until the Michigan stay-at-home order was lifted, a reduction in management compensation through June 2020, and the receipt of a loan through the Paycheck Protection Program (“PPP”) in April 2020 amounting to $838,700. Currently, we believe that we comply with the program requirements and that the entire amount will be forgiven, but will not have assurance on the amount forgiven until our forgiveness application is accepted by the Small Business Administration.

Our ability to meet our capital needs in the future will depend on many factors, including maintaining and enhancing our operating cash flow, successfully managing the transition of our recent acquisitions of Graphic Sciences and CEO Image, successfully retaining and growing our client base in the midst of general economic uncertainty, managing the effects of the COVID-19 pandemic on our business, and obtaining forgiveness of our PPP loan. We will need to successfully manage our revenues to support potential future earnout commitments for previous transactions and current debt service commitments, and our future cash resources and capital requirements may vary materially from those now planned. Our ability to obtain additional capital or debt financing on favorable terms, if needed, would likely be adversely affected by our history of operating losses. Prior to this quarter, management has historically assessed that there was substantial doubt regarding our ability to continue as a going concern. These conditions raise substantial doubt over the Company’s ability to meet all of its obligations over the twelve months following the date of this Report. However, management has evaluated these conditions and believes, based on its current plans and expectations, that we will be able to meet those obligations, although there is no assurance.

Based on our plans and assumptions as of the date of this report, we believe our capital resources, including our cash and cash equivalents, along with funds expected to be generated from our operations, will be sufficient to meet our anticipated cash needs, including for working capital, earnout liability payments for previous transactions, capital spending, and debt service commitments, for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial risks and uncertainties, such as our history of operating losses, the current COVID-19 pandemic, as well as general overall economic conditions. See “Cautionary Note Regarding Forward-Looking Statements” above in this report and the risk factors included in Part II, Item IA of this Report, Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020, and June 30, 2020, and filed on May 15, 2020, and August 14, 2020, respectively, and the risk factors that are included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 30, 2020.

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

We categorize revenue as software, software as a service, software maintenance services, professional services, and storage and retrieval services. We earn the majority of our revenue from the sale of professional services, followed by the sale of software maintenance services and software as a service. Specific revenue recognition policies apply to each category of revenue.

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

The following table present changes in our contract assets and liabilities during the nine months ended September 30, 2020 and 2019:

	Balance at Beginning of Period	Addition from acquisition (Note 6)	Revenue Recognized in Advance of Billings	Billings	Balance at End of Period
Nine months ended September 30, 2020
Contract assets: Accounts receivable, unbilled	$23,371	$276,023	$602,692	$(398,444)	$503,642

Nine months ended September 30, 2019
Contract assets: Accounts receivable, unbilled	$65,118	$-	$133,505	$(163,271)	$35,352

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

Remaining performance obligations represent the transaction price from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 96% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. As of September 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations for software as a service and software maintenance contracts with a duration greater than one year was $43,337. As of December 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations for software as a service and software maintenance contracts with a duration greater than one year was $69,381. This does not include revenue related to performance obligations that are part of a contract whose original expected duration is one year or less.

	Balance at Beginning of Period	Addition from acquisition (Note 6)	Billings	Recognized Revenue	Balance at End of Period
Nine months ended September 30, 2020
Contract liabilities: Deferred revenue	$754,073	$198,659	$2,215,742	$(2,146,222)	$1,022,252

Nine months ended September 30, 2019
Contract liabilities: Deferred revenue	$723,619	$-	$2,010,090	$(2,060,993)	$672,716

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

m) Disaggregation of revenue

The Company provides disaggregation of revenue based on product groupings in our consolidated statements of operations as it believes this best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Revenues from contracts are primarily within the United States. International revenues were not material to the condensed consolidated financial statements for the nine months ended September 30, 2020 and 2019.

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

The number of customers that comprise the Company’s customer base, along with the different industries, governmental entities and geographic regions, in which the Company’s customers operate, limits concentrations of credit risk with respect to accounts receivable, with the exception of the State of Michigan. In the nine months ended September 30, 2020, the Company’s sales to the State of Michigan totaled approximately 43% of revenues. The Company expects revenues from the State of Michigan to be a slightly higher percentage of total revenues in future periods. The Company is not aware of any losses by Graphic Sciences resulting from nonpayment by the State of Michigan.

The Company does not generally require collateral or other security to support customer receivables; however, the Company may require its customers to provide retainers, up-front deposits or irrevocable letters-of-credit when considered necessary to mitigate credit risks. The Company has established an allowance for doubtful accounts based upon facts surrounding the credit risk of specific customers and past collections history. Credit losses have been within management’s expectations. At September 30, 2020 and December 31, 2019, the Company’s allowance for doubtful accounts was $59,706 and $35,733, respectively.

Parts and Supplies

Parts and supplies are valued at the lower of cost or net realizable value. Costs are determined using the first-in, first-out method. Parts and supplies are used for scanning and document conversion services. A provision for potentially obsolete or slow-moving parts and supplies inventory is made based on parts and supplies levels, future sales forecasted and management’s judgment of potentially obsolete parts and supplies. The Company recorded an allowance of $10,500 at September 30, 2020 and there was no allowance recorded as of September 30, 2019.

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

Goodwill

The carrying value of goodwill is not amortized, but is tested for impairment annually as of December 31, as well as on an interim basis whenever events or changes in circumstances indicate that the carrying amount of a reporting unity may not be recoverable. An impairment charge is recognized for the amount by which the carrying amount exceeds the recorded fair value.

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

Recoverability is assessed based on comparing the carrying amount of the asset to the aggregate pre-tax undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group. Impairment is recognized when the carrying amount is not recoverable and exceeds the fair value of the asset or asset group. The impairment loss, if any, is measured as the amount by which the carrying amount exceeds fair value, which for this purpose is based upon the discounted projected future cash flows of the asset or asset group. There were no impairment of long lived assets in the periods ended September 30, 2020 or 2019.

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

Software Development Costs

The Company designs, develops, tests, markets, licenses, and supports new software products and enhancements of current products. The Company continuously monitors its software products and enhancements to remain compatible with standard platforms and file formats. In accordance with ASC 985-20, “Costs of Software to be Sold, Leased or Otherwise Marketed,” the Company expenses software development costs, including costs to develop software products or the software component of products to be sold, leased, or marketed to external users, before technological feasibility is reached. Once technological feasibility has been established, certain software development costs incurred during the application development stage are eligible for capitalization. Based on the Company’s software development process, technical feasibility is established upon completion of a working model. Technological feasibility is typically reached shortly before the release of such products. No such costs were capitalized during the periods presented in this report.

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

For the three and nine months ended September 30, 2020 and 2019, our expensed software development costs were $60,085 and $228,834, respectively, and $101,885 and $349,111, respectively.

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

Lease Accounting and COVID-19

In April 2020, the FASB issued a question-and-answer document to address stakeholder questions on the application of the lease accounting guidance for lease concessions related to the effects of the COVID-19 pandemic. The guidance will allow concessions related to the timing of payments, where the total consideration has not changed, to not be accounted for as lease modifications. Instead, any such concessions can be accounted for as if no change was made to the contract or as variable lease payments. The Company is currently assessing the impact of the question-and-answer document on its condensed consolidated financial statements.

All other Accounting Standards Updates issued but not yet effective are not expected to have a material effect on the Company’s future condensed consolidated financial statements.

Advertising

The Company expenses the cost of advertising as incurred. Advertising expense for the three and nine months ended September 30, 2020 and 2019 amounted to $1,651 and 5,331, respectively, $1,028 and $3,084, respectively.

Earnings (Loss) Per Share

Basic income or loss per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted income or loss per share is computed by dividing net income or loss by the diluted weighted average number of shares of common stock outstanding during the period. The diluted weighted average number of shares gives effect to all dilutive potential common shares outstanding during the period using the treasure stock method. Diluted earnings per share exclude all diluted potential shares if their effect is anti-dilutive, including warrants or options which are out-of-the-money and for those periods with a net loss. For the three months ended September 30, 2020, all applicable options and warrants were out-of-the-money. The nine months ended September 30, 2020 and the three and nine months ended September 30, 2019 reported a net loss.

Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. The provision for income taxes is computed by applying statutory rates to income before taxes.

Deferred income taxes are recognized for the tax consequences in future years of temporary differences between the financial reporting and tax bases of assets and liabilities as of each period-end based on enacted tax laws and statutory rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A 100% valuation allowance has been established on deferred tax assets at September 30, 2020 and December 31, 2019, due to the uncertainty of our ability to realize future taxable income. For the nine months ended September 30, 2020 the Company recovered a net $179,400 of its valuation allowance in conjunction with the consolidation of the net deferred tax liability of its wholly owned subsidiary, Graphic Sciences.

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

Segment Information

Operating segments are defined in the criteria established under ASC 280, “Segment Reporting,” as components of public entities that engage in business activities from which they may earn revenues and incur expenses for which separate financial information is available and which is evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to assess performance and allocate resources. The Company’s CODM assesses performance and allocates resources based on two operating segments: Document Management and Document Conversion. These segments contain individual business components that have been combined on the basis of common management, customers, solutions offered, service processes and other economic characteristics. The Company currently has no intersegment sales. The Company evaluates the segments’ performance based on gross profits.

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

Information by operating segment is as follows:

	Three months ended September 30, 2020	Three months ended September 30, 2019
Revenues
Document Management	$780,834	$738,957
Document Conversion	1,730,448	16,611
Total revenues	$2,511,282	$755,568

Gross profit
Document Management	$605,451	$610,998
Document Conversion	884,843	(3,120)
Total gross profit	$1,490,294	$607,878

Capital additions, net
Document Management	$-	$-
Document Conversion	33,676	-
Total capital additions, net	$33,676	$-

	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Revenues
Document Management	$2,018,208	$1,879,187
Document Conversion	3,539,378	32,374
Total revenues	$5,557,586	$1,911,561

Gross profit
Document Management	$1,526,283	$1,506,071
Document Conversion	1,880,648	(14,769)
Total gross profit	$3,406,931	$1,491,302

Capital additions, net
Document Management	$7,911	$-
Document Conversion	51,205	5,489
Total capital additions, net	$59,116	$5,489

	September 30, 2020	December 31, 2019
Total assets
Document Management	$1,825,343	$986,574
Document Conversion	4,995,089	-
Corporate	3,561,977	-
Total assets	$10,382,409	$986,574

Statement of Cash Flows

For purposes of reporting cash flows, cash includes cash on hand and demand deposits held by banks.

Reclassifications

Certain amounts reported in prior filings of the condensed consolidated financial statements have been reclassified to conform to current presentation.

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

The purchase price has been preliminarily allocated to assets acquired and liabilities assumed based on the estimated fair value of such assets and liabilities at the date of acquisitions as follows:

	Total	March 2, 2020	April 21, 2020
Assets acquired:
Cash	$17,269	$17,269	$-
Accounts receivable	1,122,737	1,071,770	50,967
Accounts receivable, unbilled	276,023	276,023	-
Parts and supplies	91,396	91,396	-
Prepaid expenses	73,116	73,116	-
Other current assets	5,954	5,954	-
Right of use assets	2,885,618	2,885,618	-
Property and equipment	735,885	732,372	3,513
Intangible assets (see Note 7)	1,361,000	1,230,000	131,000
	6,568,998	6,383,518	185,480
Liabilities assumed:
Accounts payable	168,749	129,622	39,127
Accrued expenses	162,426	155,949	6,477
Lease liabilities	2,947,684	2,947,684	-
Federal and state taxes payable	168,900	168,900	-
Deferred revenue	198,659	39,186	159,473
Deferred tax liabilities - Net	149,900	149,900	-
	3,796,318	3,591,241	205,077

Total identifiable net assets/(liabilities)	2,772,680	2,792,277	(19,597)

Purchase price	5,095,567	4,592,453	503,114

Goodwill - Excess of purchase price over fair value of net assets acquired	$2,322,887	$1,800,176	$522,711

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

The purchase price of CEO Image was partially financed with a $203,000 seller earnout liability and $170,000 in installment payments. $128,832 was paid in cash at the closing. On August 3, 2020, $1,282 was paid for a net working capital adjustment and $70,000 was paid, along with accrued interest, in installment payments. The remaining Seller note of $100,000 is included in notes payable – current. Goodwill in the amount of $522,711 was recognized in the acquisition of CEO Image and is attributable to the cash flows of the business derived from the potential of the Company to outperform the market due to its existing relationship and other synergies created within the Company.

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

The earnout arrangement for CEO Image requires the Company to pay the seller up to $185,000 annually for a two year period based on a sales revenue level achieved by certain customers of CEO Image on an annual basis, resulting in a max payout to the seller over a two year period of $370,000, as defined. Management estimated a fair value of the earnout of $203,000 which would be owed to the seller based on the terms of the earnout, and accordingly, recorded this liability at the acquisition date in accordance with GAAP. The fair value was based on projections of future revenue over a two year period and valuation techniques that utilized expected volatility, threshold probability, and discounting of future payments.

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

	For the Three months ended
	(unaudited)	(unaudited)
	September 30, 2020	September 30, 2019
Total revenues	$2,511,282	$2,931,250

Net income (loss)	$155,673	$(324,174)

Basic and diluted net income (loss) per share	$0.06	$(0.12)

	For the Nine months ended
	(unaudited)	(unaudited)
	September 30, 2020	September 30, 2019
Total revenues	$6,990,549	$7,716,421

Net loss	$(566,082)	$(1,031,326)

Basic and diluted net loss per share	$(0.20)	$(0.37)

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

The following table presents the amounts of revenue and earnings of the acquirees since the acquisition date included in the condensed consolidated income statement for the reporting period.

For the three months ended September 30, 2020	Graphic Sciences	CEO Image
Total revenues	$1,660,775		$155,414

Net income	$239,555	$	(a)

For the nine months ended September 30, 2020	Graphic Sciences	CEO Image
Total revenues	$3,409,193		$219,934

Net income	$380,881	$	(a)

(a)	Total earnings from the CEO Image acquisition is impracticable to disclose as the operations were merged with existing operations and not accounted for separately.

7.	Intangible Assets, Net

At September 30, 2020, intangible assets consisted of the following:

	Estimated		Accumulated
	Useful Life	Costs	Amortization	Net
Trade names	10 years	$119,000	$(6,942)	$112,058
Customer contracts	5-8 years	1,242,000	(114,968)	1,127,032
		$1,361,000	$(121,910)	$1,239,090

Amortization expense for the three and nine months ended September 30, 2020, amounted to $54,119 and $121,910, respectively. The following table represents future amortization expense for intangible assets subject to amortization.

For the Nine Months Ending September 30,	Amount
2021	$216,475
2022	216,475
2023	216,475
2024	216,475
2025	205,558
Thereafter	167,632
$1,239,090

8.	Fair Value Measurements

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

Management believes that the carrying values of cash and equivalents, accounts receivable, accounts payable, accrued expenses, and the 2019 Related Notes approximate fair value because of their short maturity. Management believes that the carrying value of the 2020 Notes approximates fair value given the March 2, 2020 transaction proximity to September 30, 2020.

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

Management believes that the carrying value of the earnout liabilities approximates fair value given the March 2, 2020 and April 21, 2020 transactions proximity to September 30, 2020. Fair value of the earnout liabilities is based upon Level 3 inputs, using significant unobservable inputs for the period ended.

9.	Property and Equipment

Property and equipment are comprised of the following:

	September 30, 2020	December 31, 2019
Computer hardware and purchased software	$998,007	$259,959
Leasehold improvements	275,106	221,666
Furniture and fixtures	82,056	82,056
	1,355,169	563,681
Less: accumulated depreciation and amortization	(639,169)	(556,762)
Property and equipment, net	$716,000	$6,919

Total depreciation expense on the Company’s property and equipment for the three and nine months ended September 30, 2020 and 2019 amounted to $35,357 and $82,407, respectively, and $1,901 and $5,908, respectively.

10.	Notes Payable

Summary of Notes Payable

The table below reflects all notes payable at September 30, 2020 and December 31, 2019, respectively, with the exception of related party notes disclosed in Note 11 - Notes Payable - Related Parties.

	September 30, 2020	December 31, 2019
Seller Notes Payable	$100,000	$-
PPP Note Payable	838,700	-
2020 Notes	2,000,000	-
2018 Unrelated Notes	-	900,000
2017 Unrelated Notes	-	1,760,000
2016 Unrelated Notes, net of beneficial conversion feature of $50,703	-	824,297
Total notes payable	$2,938,700	$3,484,297
Less unamortized debt issuance costs	(250,702)	(144,334)
Less unamortized debt discount	(257,778)	-
Less current portion	(612,539)	3,339,963
Long-term portion of notes payable	$1,817,681	$-

Future minimum principal payments of these notes payable as described in this Note 10 are as follows:

As of September 30,	Amount
2021	$612,539
2022	326,161
2023	2,000,000
Total	$2,938,700

As of September 30, 2020 and December 31, 2019, accrued interest for these notes payable with the exception of the related party notes in Note 11 - Notes Payable - Related Parties, was $4,505 and $918,307, respectively. As of September 30, 2020, unamortized deferred financing costs and unamortized debt discount were reflected within long term liabilities on the condensed consolidated balance sheets. As of December 31, 2019, unamortized deferred financing costs were $144,334, and was reflected within current liabilities on the consolidated balance sheets.

With respect to all notes outstanding (other than the notes to related parties), for the three and nine months ended September 30, 2020 and 2019, interest expense, including the amortization of deferred financing costs, accrued loan participation fees, original issue discounts, deferred interest and related fees, interest expense related to warrants issued for the conversion of convertible notes, and the embedded conversion feature was $115,498 and $433,783, respectively, and $186,198 and $544,639, respectively.

Seller Notes Payable

On April 21, 2020, the Company entered into an asset purchase agreement under which the Company agreed to pay a principal amount of $170,000 (“Seller Notes Payable”) as further discussed in Note 6. The terms of the Seller Notes Payable are approximately three and six months, with $70,000 plus accrued interest paid August 3, 2020 and $100,000 plus accrued interest due November 1, 2020. The Seller Notes Payable bear an interest rate of 1.5% per annum.

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

2020 Note Issuance

On March 2, 2020, the Company issued and sold 2,000 units (“Units”) to certain accredited investors in a private offering, with each Unit consisting of $1,000 in 12% Subordinated Notes (“2020 Notes”) and 40 shares of common stock, for aggregate gross proceeds of $2,000,000 in Units. The entire outstanding principal and accrued interest of the 2020 Notes are due and payable on February 28, 2023. Interest on the 2020 Notes accrues at the rate of 12% per annum, payable quarterly in cash, beginning on June 30, 2020. Any accrued but unpaid quarterly installment of interest shall accrue interest at the rate of 14.0% per annum. Any overdue principal and accrued and unpaid interest at the maturity date shall accrue a mandatory default penalty of 20% of the outstanding principal balance and an interest rate of 14% per annum from the maturity date until paid in full. The Company used a portion of the net proceeds of the offering to finance the acquisition of Graphic Sciences and CEO Image and using the remaining net proceeds for working capital and general corporate purposes. The Company recognized a debt discount of $320,000 for the 80,000 shares issued in conjunction with the Units. The amortization of the debt discount will be recognized over the life of the 2020 Notes as interest expense, and was $26,667 and $62,222, respectively, for the three and nine months ended September 30, 2020.

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

2016 Notes

The Company issued convertible promissory notes on December 30, 2016 in an aggregate amount of $315,000, and on January 6, 2017 and January 31, 2017 in an aggregate amount of $560,000 (collectively, the “2016 Unrelated Notes”), to unrelated accredited investors (the “2016 Note Investors”). Placement agent and escrow agent fees of $100,255 in the aggregate for those issuances, were paid out of the cash proceeds of those issuances. The 2016 Unrelated Notes bore interest at an annual rate of interest of 12% until maturity, with partial interest of 6% payable quarterly, and an original maturity date of December 31, 2018. The 2016 Note Investors had the right, in their sole discretion, to convert the 2016 Unrelated Notes into shares of Company common stock at a conversion rate of $32.50 per share. On September 17, 2018, the 2016 Unrelated Notes were amended to mature on December 31, 2020, and bore interest at an annual rate of interest of 10% until maturity, with partial interest of 5% payable quarterly. With the amendment, the 2016 Note Investors had the right, in their sole discretion, to convert the 2016 Unrelated Notes into shares of Company common stock at a conversion rate of $20.00 per share. The amendment was accounted for as a troubled debt restructuring with the future undiscounted cash flows being greater than the carrying value of the debt prior to extension. No gain was recorded on the amendment, and a new effective interest rate on the 2016 Unrelated Notes was established based on the carrying value of the debt and the revised future cash flows. The Company recognized an initial beneficial conversion feature in the amount of $369,677, plus a fair value adjustment of $56,661 under the troubled debt restructuring accounting. Interest expense recognized on the amortization of the beneficial conversion feature of the 2016 Unrelated Notes was $0 and $50,703, and $12,675 and $38,027, for the three and nine months ended September 30, 2020 and 2019, respectively. These notes were further amended and converted into equity on March 2, 2020, as described further below in this note, see “2020 Note Conversion.”

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

11.	Notes Payable - Related Parties

Summary of Related Notes

The table below reflects the notes payable to related parties at September 30, 2020 and December 31, 2019, respectively:

	September 30, 2020	December 31, 2019
2019 Related Notes	$-	$397,728
2018 Related Notes	-	400,000
2017 Related Notes	-	390,000
2016 Related Notes, net of beneficial conversion feature of $20,015	-	354,985
Total notes payable - related party	$-	$1,542,713
Unamortized original issue discount and debt issuance costs	-	(75,313)
Less current portion	-	(1,467,400)
Long-term portion of notes payable-related party	$-	$-

As of December 31, 2019, accrued interest for these notes payable – related parties amounted to $294,191, and on the condensed consolidated balance sheets was reflected within current liabilities as of December 31, 2019.

For the three and nine months ended September 30, 2020 and 2019, interest expense in connection with notes payable – related parties was $0 and $88,941, respectively, and $58,958 and $173,011, respectively.

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

2016 Notes

On December 30, 2016, the Company issued convertible promissory notes in an aggregate amount of $375,000 (the “2016 Related Notes”) to accredited investors (the “2016 Related Note Investors”), including Robert Taglich and Michael Taglich (each holding more than 5% beneficial interest in the Company’s shares) and Robert Schroeder (a director of the Company). The 2016 Related Notes bore interest at an annual rate of interest of 12% until maturity, with partial interest of 6% payable quarterly, and an initial maturity date of December 31, 2018. The 2016 Related Note Investors had a right, in their sole discretion, to convert the 2016 Related Notes into shares of Company common stock at a conversion rate of $32.50 per share. On September 17, 2018, the 2016 Related Notes were amended to mature on December 31, 2020, and to bear interest at an annual rate of interest of 10% until maturity, with partial interest of 5% payable quarterly. With the amendment, the 2016 Related Note Investors had the right, in their sole discretion, to convert the 2016 Related Notes into shares at a conversion rate of $20.00 per share. The amendment was accounted for as a troubled debt restructuring with the future undiscounted cash flows being greater than the carrying value of the debt prior to extension. No gain was recorded on the amendment, and a new effective interest rate on the 2016 Related Notes was established based on the carrying value of the debt and the revised future cash flows. The Company recognized an initial beneficial conversion feature in the amount of $144,231, plus a fair value adjustment of $24,710 under the troubled debt restructuring accounting. Interest expense recognized on the amortization of the beneficial conversion feature of the 2016 Related Notes was $0 and $20,015, and $5,004 and $15,011, for the three and nine months ended September 30, 2020 and 2019, respectively. These notes were further amended and converted into equity on March 2, 2020, as described further below in this note, see “2020 Note Conversion.”

12.	Deferred Compensation

Pursuant to the Company’s employment agreements with the founders, the founders have earned incentive compensation totaling $100,828 and $117,166 in cash, as of September 30, 2020 and December 31, 2019, respectively, which payment obligation has been deferred by the Company until it reasonably believes it has sufficient cash to make the payment. Following the retirement of founder A. Michael Chretien on December 8, 2017, the Company made bi-weekly payments of $1,846 until his portion of the deferred compensation had been paid, which occurred in May, 2020. For the three and nine months ended September 30, 2020 and 2019, the Company paid $0 and $16,338, respectively, and $11,077 and $35,077, respectively, which is reflected as a reduction in the deferred compensation liability.

13.	Commitments and Contingencies

Employment Agreements

The Company has entered into employment agreements with three of its key executives. Under their respective agreements, the executives serve at will and are bound by typical confidentiality, non-solicitation and non-competition provisions. Deferred compensation for a founder of the Company, as disclosed in Note 12 above, is still outstanding as of December 31, 2019.

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

Graphic Sciences also leases and uses a separate 20,000 square foot building for document storage in Highland Park, MI, a satellite office in Traverse City, MI for production, and additional temporary storage space in Madison Heights, MI. The monthly Highland Park rental payment is $10,417, with increases annually in September up to $11,250 for the final year, with a lease term continuing until September 30, 2021. The monthly Traverse City rental payment is $4,500, with a lease term continuing until January 31, 2024. The monthly additional Madison Heights rental payment is $6,348, with an initial lease term until July 31, 2020 and a month-to-month arrangement thereafter.

Graphic Sciences also leases and uses four leased vehicles for logistics. The monthly rental payments for these vehicles total $2,618, with lease terms continuing until October 31, 2024.

Future minimum lease payments under these operating leases are as follows:

For the Twelve Months Ending September 30,	Amount
2021	$774,230
2022	607,808
2023	593,781
2024	564,589
2025	541,481
Thereafter	504,111
$3,586,000

Lease costs charged to operations for the three and nine months ended September 30, 2020 and 2019 amounted to $216,561 and $505,072, respectively, and $12,814 and $38,441, respectively. Additional information pertaining to the Company’s lease are as follows:

For the Nine Months Ending September 30, 2020:
Operating cash flows from operating leases	$315,377
Weighted average remaining lease term – operating leases	5.4 years
Weighted average discount rate – operating leases	8.0%

14.	Stockholders’ Equity

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

The reverse stock split did not cause an adjustment to par value of the common stock. As a result of the reverse stock split, the Company also adjusted the share amounts for shares reserved for issuance upon the exercise of outstanding warrants, outstanding stock options, and shares reserved for the 2015 Plan. All disclosures of common shares and per share data in the accompanying financial statements related notes have been adjusted to reflect the reverse stock split for all periods presented. The September 30, 2019 balances of common stock and additional paid in capital were adjusted to $371 and $14,433,183, from previously reported amounts of $31,528 and $14,371,648, respectively. The December 31, 2019 balances of common stock and additional paid in capital were adjusted to $371 and $12,419,437, from previously reported amounts of $31,528 and $14,388,280, respectively.

Issuance of Restricted Common Stock to Directors

On January 2, 2020 and January 7, 2019, the Company issued 16,429 and 10,454 shares, respectively, of restricted common stock to directors of the Company as part of an annual compensation plan for directors. The grant of shares was not subject to vesting. Stock compensation of $57,500 was recorded on the issuance of the common stock for the nine months ended September 30, 2020 and 2019.

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

Between November 17 and November 30, 2017, the Company issued convertible promissory notes, the 2017 Unrelated Notes and the 2017 Related Notes (collectively, the “2017 Notes”), in an aggregate amount of $2,150,000 to certain accredited investors, including related parties, in private placements. The Company retained Taglich Brothers, Inc. as the exclusive placement agent for the private placement offering of the 2017 Notes. In compensation for the placement agent’s services in the private placement offering of the 2017 Notes, the Company paid the placement agent a cash payment of 8% of the gross proceeds of the offering, along with warrants to purchase shares of Company common stock, and the reimbursement for the placement agent’s reasonable out of pocket expenses, FINRA filing fees and related legal fees. On November 17, 2017, the Company paid the placement agent cash in the amount of $172,000 and issued the placement agent warrants to purchase 7,080 shares at an exercise price at $12.50 per share, which are exercisable for a period of five years after issuance, contain customary cashless exercise provisions and anti-dilution protection and were entitled to piggyback registration rights that were exercised in connection with the Company’s Registration Statement on Form S-1 declared effective in February 2018. On November 30, 2017, the Company issued the placement agent warrants to purchase 10,120 shares at an exercise price at $12.50 per share, which are exercisable for a period of five years after issuance, contain customary cashless exercise provisions and anti-dilution protection and are entitled to registration rights that were exercised in connection with the Company’s Registration Statement on Form S-1 declared effective in February 2018. Debt issuance costs of $126,603 was recorded for the issuance of the November 17 and November 30, 2017 warrants, utilizing the Black-Scholes valuation model. The fair value of warrants issued was determined to be $8.50 and $6.50 for the November 17 and November 30 warrants, respectively. For the three and nine months ended September 30, 2020 and 2019, interest expense of $0 and $14,726, respectively, and $22,089 and $66,267, respectively, was recorded as amortization of the debt issuance costs.

Between September 20 and September 26, 2018, the Company issued convertible promissory notes, the 2018 Unrelated Notes and the 2018 Related Notes (collectively, the “2018 Notes”), in an aggregate amount of $1,300,000 to certain accredited investors, including related parties, in private placements. The Company retained Taglich Brothers, Inc. as the exclusive placement agent for the private placement offering of the 2018 Notes. In compensation, the Company paid the placement agent a cash payment of 8% of the gross proceeds of the offering, along with warrants to purchase shares of Company common stock, and reimbursement for the placement agent’s reasonable out of pocket expenses, FINRA filing fees and related legal fees. On September 20, 2018, the Company paid the placement agent cash in the amount of $40,000 and issued the placement agent warrants to purchase 6,153 shares at an exercise price at $9.00 per share, which are exercisable for a period of five years after issuance, contain customary cashless exercise provisions and anti-dilution protection and are entitled to limited piggyback registration rights. On September 26, 2018, the Company paid the placement agent cash in the amount of $64,000 and issued the placement agent warrants to purchase 9,846 shares at an exercise price at $9.00 per share, which are exercisable for a period of five years after issuance, contain customary cashless exercise provisions and anti-dilution protection and are entitled to limited piggyback registration rights. Debt issuance costs of $64,348 was recorded for the issuance of the September 20 and September 26, 2018 warrants, utilizing the Black-Scholes valuation model. The fair value of warrants issued was determined to be $5.00 and $3.50 for the September 20 and September 26 warrants, respectively. For the nine months ended September 30, 2020 and 2019, interest expense of $0 and $14,458, respectively, and $21,688 and $65,063, respectively, was recorded as amortization of the debt issuance costs.

On March 2, 2020, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain accredited investors, pursuant to which the Company issued and sold (i) 875,000 shares of the Company’s Common Stock, at a price of $4.00 per share, for aggregate gross proceeds of $3,500,000 and (ii) 2,000 units (“Units”), with each Unit consisting of $1,000 in 12% Subordinated Notes and 40 shares, for aggregate gross proceeds of $2,000,000 in Units and $5,500,000 for the combined private placement pursuant to the Securities Purchase Agreement. The Company issued 955,000 new shares of Common Stock for the Offering. The Company retained Taglich Brothers, Inc. as the exclusive placement agent for the private placement offering of the Securities Purchase Agreement. In compensation, the Company paid the placement agent a cash payment of 8% of the gross proceeds of the offering, along with warrants to purchase shares of Company common stock, and reimbursement for the placement agent’s reasonable out of pocket expenses, FINRA filing fees and related legal fees. On March 2, 2020, the Company paid the placement agent cash in the amount of $440,000 and issued the placement agent warrants to purchase 95,500 shares at an exercise price at $4.00 per share, which are exercisable for a period of five years after issuance, contain customary cashless exercise provisions and anti-dilution protection and are entitled to limited piggyback registration rights. Underwriting expense of $236,761 and debt issuance costs of $135,291 was recorded for the issuance of the March 2, 2020 warrants, utilizing the Black-Scholes valuation model. The fair value of warrants issued was determined to be $3.90. Underwriting expense of $307,867 and debt issuance costs of $175,924 was recorded for the placement agent cash fee and other related legal fees. For the three and nine months ended September 30, 2020, interest expense of $25,935 and $60,514, respectively, was recorded as amortization of the debt issuance costs.

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

Shares Issued and Outstanding and Shares Reserved for Exercise of Warrants, Convertible Notes, and the 2015 Plan

The Company had 2,810,865 Shares issued and outstanding, 230,032 Shares reserved for issuance upon the exercise of outstanding warrants, and 197,330 Shares reserved for issuance under the 2015 Plan, as of September 30, 2020.

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

On January 1, 2016, the Company granted employees stock options to purchase 5,000 shares at an exercise price of $45.00 per share in accordance with the 2015 Plan. The options were fully vested as of January 1, 2019. The total fair value of $196,250 for these stock options was recognized by the Company over the requisite service period.

On February 10, 2016, the Company granted employees stock options to purchase 4,200 shares at an exercise price of $48.00 per share in accordance with the 2015 Plan. The options were fully vested as of February 10, 2020. The total fair value of $174,748 for these stock options is being recognized by the Company over the requisite service period.

On December 6, 2016, the Company granted one employee stock options to purchase 2,000 shares at an exercise price of $38.00 per share in accordance with the 2015 Plan, with vesting continuing until December 2020. The total fair value of $63,937 for these stock options is being recognized by the Company over the requisite service period.

On September 25, 2017, the Company granted an employee stock options to purchase 15,000 shares at an exercise price of $15.00 per share and 10,000 shares at an exercise price of $19.00 per share, in accordance with the 2015 Plan. The options were fully vested as of September 25, 2019. The total fair value of $321,011 for these stock options was recognized by the Company over the requisite service period.

On January 30, 2019, the Company entered into a Non-qualified Stock Option Agreement with an individual consultant to the Company, in accordance with the 2015 Plan. The agreement granted options to purchase 250 shares prior to the expiration date of December 31, 2025 at an exercise price of $45.00. The options granted were 100% vested as of the grant date.

On March 11, 2019, the Company canceled previously granted stock options to employees in the following amounts: 3,000 shares at an exercise price of $45.00 per share; 3,200 shares at an exercise price of $48.00 per share; 2,000 shares at an exercise price of $38.00 per share; 15,000 shares at an exercise price of $15.00 per share; and 10,000 shares at an exercise price of $19.00 per share. On March 11, 2019, the Company replaced those canceled stock options exercisable for a total of 33,200 shares with virtually identical stock options at an exercise price of $6.50 per share in accordance with the 2015 Plan. The incremental fair value of $24,898 for these stock options is being recognized by the Company over the requisite service periods, which range by tranche from fully vested at issuance through vesting by December 2020.

On March 11, 2019, the Company granted employees stock options to purchase 10,100 shares at an exercise price of $6.50 per share in accordance with the 2015 Plan, with vesting continuing until 2023. The total fair value of $44,591 for these stock options is being recognized by the Company over the requisite service period.

On September 2, 2020, the Company granted employees stock options to purchase 99,000 shares, including 37,500 shares of performance-based options, at an exercise price of $4.00 per share in accordance with the 2015 Plan, with vesting continuing until 2024. The total fair value of $327,181 for these stock options is being recognized by the Company over the requisite service period.

The weighted average estimated values of director and employee stock option grants, as well as the weighted average assumptions that were used in calculating such values during the nine months ended September 30, 2020 and 2019, were based on estimates at the date of grant as follows:

	April 30,	January 1,	February 10,
	2015 Grant	2016 Grant	2016 Grant
Risk-free interest rate	1.43%	1.76%	1.15%
Weighted average expected term	5 years	5 years	5 years
Expected volatility	143.10%	134.18%	132.97%
Expected dividend yield	0.00%	0.00%	0.00%

	December 6,	September 25,	January 30,
	2016 Grant	2017 Grant	2019 Grant
Risk-free interest rate	1.84%	1.85%	2.54%
Weighted average expected term	5 years	5 years	5 years
Expected volatility	123.82%	130.79%	115.80%
Expected dividend yield	0.00%	0.00%	0.00%

	March 11,	September 2,
	2019 Grant	2020 Grant
Risk-free interest rate	2.44%	0.26%
Weighted average expected term	5 years	5 years
Expected volatility	116.46%	121.33%
Expected dividend yield	0.00%	0.00%

A summary of stock option activity during the nine months ended September 30, 2020 and 2019 is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2020	46,860	$9.02	9 years	19,200
Granted	99,000	4.00
Outstanding at September 30, 2020	145,860	$5.61	9 years	$19,200

Exercisable at September 30, 2020	38,785	$9.54	8 years	$19,200

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2019	36,760	$25.04	8 years	79,200
Granted	43,550	6.72
Forfeited and expired	(33,450)	43.00

Outstanding at September 30, 2019	46,860	$9.02	9 years	$19,200

Exercisable at September 30, 2019	34,960	$9.87	9 years	$19,200

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2020 was $3.30. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2019 was $4.49.

As of September 30, 2020, and December 31, 2019, there was $350,462 and $56,012, respectively, of total unrecognized compensation costs related to stock options granted under our stock option agreements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of four years. The total fair value of stock options that vested during the nine months ended September 30, 2020 and 2019 was $14,963 and $105,785, respectively.

16.	Concentrations

Revenues from the Company’s services to a limited number of customers have accounted for a substantial percentage of the Company’s total revenues. For the three months ended September 30, 2020, the Company’s two largest customers, State of Michigan (“Michigan”), a direct customer, and Quicken Loans, a direct customer, accounted for approximately 47% and 8%, respectively, of the Company’s total revenue for that period. For the three months ended September 30, 2019, the Company’s two largest customers, Avenu Insight & Analytics, formerly known as ACS Wagers or Xerox, a reseller, and Milwaukee Police Department, a direct customer, accounted for approximately 12% and 11%, respectively, of the Company’s total revenue for that period. For the nine months ended September 30, 2020, the Company’s two largest customers, Michigan and Quicken Loans accounted for approximately 43% and 8%, respectively, of the Company’s total revenues for that period. For the nine months ended September 30, 2019, the Company’s two largest customers, Loffler Companies, Inc., a reseller, and Careworks, a direct customer, each accounted for approximately 12% of the Company’s total revenues for that period.

For the three months ended September 30, 2020 and 2019, government contracts represented approximately 65% and 43% of the Company’s total revenues, respectively. For the nine months ended September 30, 2020 and 2019 government contracts represented approximately 61% and 41%, respectively, of the Company’s total revenue.

As of September 30, 2020, accounts receivable concentrations from the Company’s two largest customers were 54% and 12% of gross accounts receivable, respectively, and as of September 30, 2019, accounts receivable concentrations from the Company’s three largest customers were 23%, 20%, and 13% of gross accounts receivable, respectively. Accounts receivable balances form the Company’s two largest customers at September 30, 2020 have been partially collected.

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

The following management’s discussion and analysis of financial conditions and results of operations of the Company for the nine months ended September 30, 2020 and 2019, should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Form 10-Q. As used in this Form 10-Q, unless the context indicates otherwise:

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

We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risk factors included in Part II, Item IA of this Report and the risk factors that are included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 30, 2020, and Part II, Item IA of our Quarterly Reports on Form 10-Q for the periods ended March 31, 2020, and June 30, 2020, filed on May 15, 2020 and August 14, 2020, respectively. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition accrued expenses, financing operations, contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carry value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this report for the three and nine months ended September 30, 2020.

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

Customers obtain use of the Company’s software by either purchasing it for installation onto their equipment, referred to as a “premise” model, or by accessing the platform via the Internet, referred to as a “cloud-based,” “software as a service,” or “SaaS” model. Especially in light of the increased deployment of remote workforce policies in 2020, we continue to view the provision of SaaS-based customer activation as a significant strategic part of our revenue growth opportunity. Our SaaS products are hosted with Amazon Web Services, Expedient, and Skynet Managed Technology Services, offering our customers reliable hosting services with best practices in data security. Our revenues from cloud-based delivery of our software, including hosting services, for the nine months ended September 30, 2020 and 2019, was $756,497 and $643,402, respectively.

We operate a predominantly U.S. business with sales that are diversified by customer. We hold or compete for leading positions regionally in select markets and attribute this leadership to several factors including the strength of our brand name and reputation, our comprehensive offering of innovative solutions, and the quality of our service support. Net growth in sales of software as a service and software maintenance services during 2019 and year-over-year for the first nine months of 2020 reflects market demand for these solutions over traditional sales of on-premise software. We expect to continue to benefit from our select niche leader positions, innovative product offering, growing installed base, and the impact of our sales and marketing programs. Examples of these programs include identifying and investing in growth and market penetration opportunities, more effectively pricing our products and services, demonstrating superior value to customers, increasing our sales force effectiveness through improved guidance, and continuing to optimize our lead generation and lead nurturing processes.

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

From March 24, 2020, through June 15, 2020, our Graphic Services business operations, constituting a majority of our professional services revenues, was reduced due to the State of Michigan stay-at-home order, and we were only able to process work orders deemed “essential” by the State of Michigan. While revenues were temporarily limited, the shut-down created a back-log of projects which we are now working to complete. At this point, it is unlikely that we will be able to make up our ordinary level of revenues in the remainder of 2020 to offset the period in which our operations were reduced. There has not been a meaningful cancellation of future jobs or current contracts for our Graphic Services business operations; however, certain customers continue to be slow to resume operations to pre-pandemic levels, and certain customers may never fully return. In addition, we are seeing inconsistent demand in certain other areas of our operations, even though those operations are still currently open for business with mostly remote staff.

We worked closely with the State of Michigan on our reopening plans for the Graphic Services business. Most of our other employees are located in the State of Ohio, which permitted general office workers to return to work on May 4, 2020. However, the majority of our Ohio employees are continuing to work remotely as a precaution. Regardless of the lifting of stay-at-home orders in Ohio and Michigan (where most of our employees are located), many of our clients operate in a variety of other states, which had differing time periods in which their operations were, are currently, or will be restricted. Even though we have been able to fully resume our operations, we expect to see continued weakened demand in light of reduced governmental and small-business spending and general economic uncertainty.

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

Executive Overview of Results

Below are our key financial results (consolidated unless otherwise noted), with most of the significant changes year over year resulting from our recent acquisition of Graphic Sciences on March 2, 2020 and CEO Image on April 21, 2020:

For the three months ended September 30. 2020:

●	Revenues were $2,511,282, representing revenue growth of 232% year over year.

●	Cost of revenues was $1,020,988.

●	Operating expenses (excluding cost of revenues) were $1,219,123.

●	Income from operations was $271,171.

●	Net income was $155,673 with basic and diluted net income per share of $0.06.

●	Operating cash deficit was $259,868.

●	Capital expenditures were $33,676, excluding cash paid to acquire business.

 For the nine months ended September 30. 2020:

●	Revenues were $5,557,586, representing revenue growth of 191% year over year.

●	Cost of revenues was $2,150,655.

●	Operating expenses (excluding cost of revenues) were $4,132,827.

●	Loss from operations was $725,896.

●	Net loss was $772,894 with basic and diluted net loss per share of $0.34.

●	Operating cash deficit was $392,155.

●	Capital expenditures were $55,603, excluding cash paid to acquire business.

●	As of September 30, 2020, the number of our employees was 101, including 18 part-time.

Results of Operations

Revenues

We reported total revenues of $2,511,282 and $755,568 for the three months ended September 30, 2020 and 2019, respectively, representing an increase of $1,755,714 or 232%. For the nine months ended September 30, 2020 and 2019, revenues were $5,557,586 and $1,911,561, respectively, representing an increase of $3,646,025, or 191%. For the nine months ended September 30, 2020, our subsidiary acquired March 2, 2020, Graphic Sciences, accounted for $3,409,193 of the total sales, or 94% of the increase. Our subsidiary acquired April 21, 2020, CEO Image, accounted for $219,934 of the total sales, or 6% of the increase. The net increase in comparable total revenues year-over-year is primarily attributable to growth software as a service and software maintenance services, partially offset by sales of software and professional services, as further described below.

Sale of Software

Revenues from the sale of software principally consist of sales of additional or upgraded software licenses and applications to existing customers and resellers. These software revenues were $53,767 and $170,738, for the three months ended September 30, 2020 and 2019, respectively, representing a decrease of $116,971, or 69%. For the nine months ended September 30, 2020 and 2019, respectively, revenues were $153,999 and $179,590 representing a decrease of $25,591, or 14%. The decrease year-over-year in sales was due to timing of large direct sales projects, with unfavorable comparisons to the high project volume of the third quarter of 2019. The volatility of this revenue line item is expected to continue as the frequency of on-premise software solution sales decreases over time.

Sale of Software as a Service

We provide access to our software solutions as a service, accessible through the internet. Our customers typically enter into our software as a service agreement for periods of one year or more. Under these agreements, we generally provide access to the applicable software, data storage and related customer assistance and support. Our software as a service revenues were $281,810 and $214,237, for the three months ended September 30, 2020 and 2019, respectively, representing an increase of $67,573 or 32%. Our software as a service revenues were $756,497 and $643,402, for the nine months ended September 30, 2020 and 2019, respectively, representing an increase of $113,095 or 18%. The increase in revenue year-over-year was primarily the result of new customers choosing a cloud-based solution, plus expanded data storage, user seats, and hosting fees for existing customers, as well as $18,264 from CEO Image.

Sale of Software Maintenance Services

Software maintenance services revenues consist of fees for post contract customer support services provided to license (premise-based) holders. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. A substantial portion of these revenues were generated from customers to whom we sold software in prior years who have continued to renew their maintenance agreements. The support and maintenance agreements typically have a term of 12 months. Our software maintenance support revenue was $340,129 and $248,343, for the three months ended September 30, 2020 and 2019, respectively, representing an increase of $91,786, or 37%. Our software maintenance support revenue was $915,483 and $753,692, for the nine months ended September 30, 2020 and 2019, respectively, representing an increase of $161,791, or 21%. The increase in revenue year-over-year was the result of approximately $134,000 contribution from CEO Image, as well as new growth and normal price increases exceeding attrition of existing maintenance agreement renewals.

Sales of Professional Services

Professional services revenues consist of revenues from document scanning and conversion services, consulting, discovery, training, and advisory services to assist customers with document management needs, as well as repair and maintenance services for customer equipment. These revenues include those arrangements where we do not sell software license as an element of the overall arrangement. Our professional services offerings, particularly with respect to scanning and document conversion, including microfilm and microfiche, were recently broadened and enhanced with our March 2, 2020 acquisition of Graphic Sciences. Professional services revenues were $1,615,445 and $122,250, for the three months ended September 30, 2020 and 2019, respectively, representing an increase of $1,493,195 or 1,221%. Professional services revenues were $3,221,154 and $334,877, for the nine months ended September 30, 2020 and 2019, respectively, representing an increase of $2,886,277 or 862%. Our recently acquired subsidiary, Graphic Sciences, accounted for $2,898,740 of the total sales, or 100% of the increase. Professional services revenues excluding Graphic Sciences were $322,414 and $334,877, for the nine months ended September 30, 2020 and 2019, respectively, representing a decrease of $12,463 or 4%. The decrease in revenue excluding Graphic Sciences was due to reduction of consulting contracts for customers seeking expanded applications for our solutions, project management, and training, and a curtailment in our document scanning services in Columbus, Ohio, due to COVID stay-at-home orders disallowing non-essential projects for April and May.

Sale of Storage and Retrieval

Graphic Sciences provides document storage and retrieval services to customers, primarily in Michigan. Our document storage and retrieval revenues were $220,131 and $0, respectively, for the three months ended September 30, 2020 and 2019, respectively. Our document storage and retrieval revenues were $510,453 and $0, respectively, for the nine months ended September 30, 2020 and 2019, respectively. The amounts were lower than historical levels at Graphic Sciences for similar periods due to COVID shut-downs at customers and the Michigan stay-at-home order which reduced retrieval services from April through June, primarily.

Costs of Revenue

The cost of revenues during the three months ended September 30, 2020 and 2019 were $1,020,988 and $147,690, respectively, representing an increase of $873,298, or 591%. The cost of revenues during the nine months ended September 30, 2020 and 2019 were $2,150,655 and $420,259, respectively, representing an increase of $1,730,396, or 412%. The Graphic Sciences acquisition accounted for $1,596,172 of the total costs of revenue, or 92% of the increase. The cost of revenues excluding Graphic Sciences during the nine months ended September 30, 2020 and 2019 were $554,483 and $420,259, respectively, representing an increase of $134,224, or 32%. The increase in cost of revenue excluding Graphic Sciences year-over-year is primarily the result of increased sales revenue, as well as exceptional professional services margins in 2019 on two projects that were not repeated in 2020.

Cost of Software Revenues

Cost of software revenues consists primarily of third-party software licenses that are sold in connection with our core software applications and labor costs of our software engineers and implementation consultants. Cost of software revenues was $0 and $1,469 for the three months ended September 30, 2020 and 2019, respectively, representing a decrease of $1,469 or 100%. Cost of software revenues was $40,117 and $4,479 for the nine months ended September 30, 2020 and 2019, respectively, representing an increase of $35,638 or 796%.

Gross margin for this product category decreased to 74% for the nine months ended September 30, 2020 from 98% for the nine months ended September 30, 2019. The decrease is driven by software solution mix: lesser margin solutions in 2020 unfavorably compared to high margin solutions sold in 2019.

Cost of Software as a Service

Cost of software as a service consists primarily of technical support personnel, hosting services, and related costs. Cost of software as a service was $65,712 for the three months ended September 30, 2020, as compared with $67,643 for the three months ended September 30, 2019, representing a decrease of $1,931, or 3%. Cost of software as a service was $209,508 for the nine months ended September 30, 2020, as compared with $195,911 for the nine months ended September 30, 2019, representing an increase of $13,597, or 7%. The increase in cost followed the higher revenue, at slightly improved margins.

Gross margins for this product category were 72% and 70% for the nine months ended September 30, 2020, and 2019, respectively, with the cost of increased support personnel more than offset by increased revenues.

Cost of Software Maintenance Services

Cost of software maintenance services consists primarily of technical support personnel and related costs. Cost of software maintenance services for the three months ended September 30, 2020 was $49,354 compared with $17,894 for the three months ended September 30, 2019, representing an increase of $31,460, or 176%. Cost of software maintenance services for the nine months ended September 30, 2020 was $127,439 compared with $67,813 for the nine months ended September 30, 2019, representing an increase of $59,626, or 88%, due to high support activity in the first quarter and one incremental FTE support personnel following the April 21, 2020 acquisition of CEO Image.

Gross margins in this product category were 86% and 91% for the nine months ended September 30, 2020, and 2019, respectively.

Cost of Professional Services

Cost of professional services consists primarily of compensation for employees performing the document conversion services, compensation of our software engineers and implementation consultants and related third-party costs. Cost of professional services was $841,016 for the three months ended September 30, 2020, as compared with $60,684 for the three months ended September 30, 2019, representing an increase of $780,332 or 1,286%. Cost of professional services was $1,637,308 for the nine months ended September 30, 2020, as compared with $152,056 for the nine months ended September 30, 2019, representing an increase of $1,485,252 or 977%. Excluding Graphic Sciences, cost of professional services was $177,419 for the nine months ended September 30, 2020, as compared with $152,056 for the nine months ended September 30, 2019, representing an increase of $25,363 or 17%. The increase year-over-year resulted from an unfavorable mix shift to lower margin solutions added by the CEO Image April 21, 2020 acquisition, one additional FTE related to the acquisition of CEO Image, and some project inefficiencies with stopping and restarting projects due to COVID-related customer unavailability.

Gross margins in this product category were 49% and 55% for the nine months ended September 30, 2020, and 2019, respectively. Excluding Graphic Sciences, gross margins in this product category were 45% and 55% for the nine months ended September 30, 2020, and 2019, respectively. Gross margins related to consulting services may vary widely, depending upon the nature of the consulting project and the amount of labor it takes to complete a project, and the second quarter of 2019 included more high margin projects.

Cost of Storage and Retrieval Services

Cost of storage and retrieval services consists primarily of compensation for employees performing the document storage and retrieval services, including logistics, provided by Graphic Sciences. Cost of storage and retrieval was $64,906 for the three months ended September 30, 2020, as compared with $0 for the three months ended September 30, 2019. Cost of storage and retrieval was $136,283 for the nine months ended September 30, 2020, as compared with $0 for the nine months ended September 30, 2019.

Gross margins in this product category were 73% for the nine months ended September 30, 2020. Gross margins exclude the cost of facilities rental, maintenance, and related overheads.

Gross Margins

Overall gross margin for the three months ended September 30, 2020 and 2019 were 59% and 80%, respectively, representing a decrease of 21%. Overall gross margin for the nine months ended September 30, 2020 and 2019 were 61% and 78%, respectively, representing a decrease of 17%. The decrease represents the mix impact of the Graphic Sciences acquisition. Excluding Graphic Sciences, overall gross margin for the nine months ended September 30, 2020 and 2019 were 74% and 78%, respectively, representing a decrease of 4%. The decrease in gross margin year-over-year excluding Graphic Sciences is primarily a result of unusually strong professional services margins on two projects in 2019, as well as product mix in software sales in the third quarter of 2019.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $844,186 during the three months ended September 30, 2020 as compared with $510,817 during the three months ended September 30, 2019, representing an increase of $333,369 or 65%. For the nine months ended September 30, 2020 and 2019, general and administrative expenses were $2,533,046 and $1,570,835, respectively, representing an increase of $962,211, or 61%. The increase in operating expenses year-over-year was principally related to the addition of Graphic Sciences expenses.

Significant Transaction Expenses

Significant transaction expenses were $0 and $636,440 during the three and nine months ended September 30, 2020, respectively, as compared with $0 during the three and nine months ended September 30, 2019. The significant transactions expenses comprised of investment banker and placement agent success fees, as well as legal and consulting fees.

Sales and Marketing Expenses

Sales and marketing expenses were $285,462 during the three months ended September 30, 2020 as compared with $248,757 during the three months ended September 30, 2019, representing an increase of $36,705 or 15%. For the nine months ended September 30, 2020 and 2019, sales and marketing expenses were $759,024 and $739,177, respectively, representing an increase of $19,847, or 3%. The increase was a result of the addition of Graphic Sciences and CEO Image expenses, partially offset by stock compensation costs in 2020 due to certain option grants vesting in 2019, plus other operational savings, including marketing and web site updates in 2019 not repeated in 2020.

Depreciation and Amortization

Depreciation and amortization was $89,475 for the three months ended September 30, 2020, as compared with $1,901 for the three months ended September 30, 2019, representing an increase of $87,574 or approximately 4,607%. For the nine months ended September 30, 2020 and 2019, depreciation and amortization expenses were $204,317 and $5,908, respectively, representing an increase of $198,409, or 3,358%. The increase is driven by amortization of the intangible assets acquired in March and April and the addition of Graphic Sciences and CEO Image depreciation.

Gain on Extinguishment of Debt

Gain on extinguishment of debt was $287,426 during the nine months ended September 30, 2020. The gain was driven by the extinguishment of debt in March, as part of conversion of notes payable accounted for using troubled debt restructuring.

Income Tax Benefit

Income tax benefit was $188,300 during the nine months ended September 30, 2020. The benefit was driven by the releases of a portion of the valuation allowance in March for deferred tax liabilities of Graphic Sciences that were no longer due.

Interest Expense, Net

Interest expense, net, was $115,498 during the three months ended September 30, 2020 as compared with $245,156 during the three months ended September 30, 2019, representing a decrease of $129,658 or 53%. The decrease was driven by a lesser note payable balance in 2020. Interest expense, net, was $522,724 during the nine months ended September 30, 2020 as compared with $717,650 during the nine months ended September 30, 2019, representing a decrease of $194,926 or 27%. The decrease year-over-year resulted primarily from lower interest expense on lower net debt following the March 2020 private placement of securities and note conversion more than offsetting increased interest expense associated with accelerating the beneficial conversion option on the notes converted.

Liquidity and Capital Resources

We have financed our operations primarily through a combination of gross profits, government-sponsored loans, and the sale of both equity and debt securities. As of September 30, 2020, we had $1,511,990 in cash, and net working capital of $236,418. From 2012 through April, 2020 we raised a total of $18,555,903 in cash through issuance of debt and equity securities.

We have recently implemented plans to increase liquidity, including the acquisitions of Graphic Sciences and CEO Image. Additionally, proceeds from issuance of shares, including conversion of convertible debt, and issuance of new debt on March 2, 2020 enabled the company to restructure its balance sheet and reduce its overall debt burden by approximately $3 million.

The Company’s business plan is to increase our sales and market share by focusing on a targeted marketing approach to select vertical markets, maximizing cross selling opportunities within the newly expanded customer base of the consolidated company, enhancing our direct selling results, and continuing to develop a network of select resellers through which we expect to sell our expanded document management solutions. We expect that these initiatives will require us to continue our efforts towards direct marketing campaigns and leads management, reseller on-boarding, and to develop additional software integration and customization capabilities, all of which may require additional capital. We also plan to continually monitor opportunities to make strategic acquisitions that will strengthen or complement our product and services offerings, bring more solutions to our customers, and increase revenues and liquidity. Since the COVID-19 crisis began, the Company has been working proactively to preserve cash, including a temporary furlough at Graphic Sciences until the Michigan stay-at-home order was lifted, a reduction in management compensation through June 2020, and the receipt of a loan through the Paycheck Protection Program (“PPP”) in April 2020 amounting to $838,700. Currently, we believe that we comply with the program requirements and that the entire amount will be forgiven, but will not have assurance on the amount forgiven until our forgiveness application is accepted by the Small Business Administration.

Our ability to meet our capital needs in the future will depend on many factors, including maintaining and enhancing our operating cash flow, successfully managing the transition of our recent acquisitions of Graphic Sciences and CEO Image, successfully retaining and growing our client base in the midst of general economic uncertainty, managing the effects of the COVID-19 pandemic on our business, and obtaining forgiveness of our PPP loan. We will need to successfully manage our revenues to support potential future earnout commitments for previous transactions and current debt service commitments, and our future cash resources and capital requirements may vary materially from those now planned. Our ability to obtain additional capital or debt financing on favorable terms, if needed, would likely be adversely affected by our history of operating losses. Prior to this quarter, management has historically assessed that there was substantial doubt regarding our ability to continue as a going concern. These conditions raise substantial doubt over the Company’s ability to meet all of its obligations over the twelve months following the date of this Report. However, management has evaluated these conditions and believes, based on its current plans and expectations, that it will be able to meet those obligations, although there is no assurance.

Based on our plans and assumptions as of the date of this report, we believe our capital resources, including our cash and cash equivalents, along with funds expected to be generated from our operations, will be sufficient to meet our anticipated cash needs, including for working capital, earnout liability payments for previous transactions, capital spending, and debt service commitments, for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial risks and uncertainties, such as our history of operating losses, the current COVID-19 pandemic, as well as general overall economic conditions. See “Cautionary Note Regarding Forward-Looking Statements” above in this report and the risk factors included in Part II, Item IA of this Report, Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020, and June 30, 2020, and filed on May 15, 2020, and August 14, 2020, respectively, and the risk factors that are included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 30, 2020.

Equity Capital Resources

As of November 12, 2020, we had 2,810,865 shares of common stock issued and outstanding, and 427,362 shares of common stock reserved for issuance upon the exercise of outstanding warrants and outstanding and unissued stock options under the 2015 Plan.

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

Debt Capital Resources

On April 21, 2020, the Company entered into an asset purchase agreement under which the Company agreed to pay a principal amount of $170,000 (“Seller Notes Payable”) as further discussed in Note 6. The terms of the Seller Notes Payable were approximately three and six months, with $70,000 plus accrued interest paid August 3, 2020 and $100,000 plus accrued interest due November 1, 2020. The Seller Notes Payable bear an interest rate of 1.5% per annum. These notes are installment payments for the net assets acquired.

On April 15, 2020, the Company secured PPP funding, through PNC Bank with a principal amount of $838,700. The term of the PPP loan is two years, with an interest rate of 1.0% per annum, which shall be deferred for the first six months of the term of the loan. PPP loan recipients can be granted forgiveness for all or a portion of loans granted under the PPP, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. We have used the loan proceeds for such costs, and believe we have met all program requirements for forgiveness, but we can offer no assurance that the Company will obtain forgiveness of the PPP loan in whole or in part.

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

Summary of Outstanding Indebtedness at September 30, 2020

The Company’s outstanding indebtedness at September 30, 2020 is as follows (with more details and all defined terms set forth in Note 10 to the Consolidated Financial Statements):

●	The 2020 Notes issued to accredited investors on March 2, 2020, with an aggregate original principal balance of $2,000,000, a current principal balance of $2,000,000, and accrued interest of $0.

●	PPP Note Payable held by PNC bank, dated April 15, 2020, with a principal balance of $838,700, a current principal balance of $838,700, and accrued interest of $3,844.

●	Seller Notes Payable entered into as part of the asset purchase agreement, dated August 1, 2020, and November 1, 2020, with an aggregate original principal balance of $170,000, a current principal balance of $100,000, and accrued interest of $661.

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

Net cash used in operating activities for the nine months ended September 30, 2020 and 2019, was $392,155 and $745,439, respectively. During the nine months ended September 30, 2020, the net cash used in operating activities was primarily attributable to the net loss adjusted for non-cash expenses of $1,074,074, a decrease in operating assets of $108,188 and a decrease in operating liabilities of $801,523. During the nine months ended September 30, 2019, the net cash used in operating activities was primarily attributable to the net loss adjusted for non-cash expenses of $513,139, an increase in operating assets of $330,689 and an increase in operating liabilities of $614,379.

Cash Used by Investing Activities.

Net cash used in investing activities for the nine months ended September 30, 2020 and 2019 amounted to $4,074,701 and $5,489, respectively, and was primarily related to cash paid to acquire Graphic Sciences, as well as cash paid to acquire CEO Image.

Capital Expenditures

There were no material commitments for capital expenditures at September 30, 2020.

Cash Provided and Used by Financing Activities.

Net cash provided by financing activities for the nine months ended September 30, 2020 amounted to $5,574,681. The net cash provided by financing activities resulted from new borrowings of $3,008,700, partially offset by $175,924 in financing costs, and the sale of common stock resulting in $2,859,633 in net cash. Notes payable payments amounted to $70,000, which comprised of seller notes which are installment payments for net assets acquired. Notes payable payments to related parties amounted to $47,728.

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

Other than the remediation described above, there were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Our business and operating results are subject to many risks, uncertainties and other factors. If any of these risks were to occur, our business, affairs, assets, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. These risks, uncertainties and other factors include the information discussed elsewhere in this report, the risk factors set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and the risk factors included in Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020, and June 30, 2020, and filed on May 15, 2020, and August 14, 2020, respectively, which have not materially changed as of the date of this report other than the following:

We have been and could continue to be negatively impacted by the novel coronavirus pandemic (COVID-19) and related governmental actions and orders and market effects.

The coronavirus pandemic (COVID-19)and related economic downturn continues to pose various and interrelated risks to our customers, our employees, our vendors and the communities in which we operate, which have all negatively impacted, and may continue to negatively impact, our business. From March 24, 2020 to June 15, 2020, we were obligated to scale back operations in our Graphic Sciences operations, due to Michigan stay-at-home orders, which permitted us to process only those projects qualifying as essential under the state guidance. We have resumed operating at full capacity, but it is unlikely that we will be able to make up our ordinary level of revenues in the remainder of 2020 to offset the period in which our operations were reduced. Since the stay-at-home order was lifted in June, 2020, through September 30, 2020, Graphic Sciences delivered 83% of 2019 revenues for the same four months. In addition, our business, financial condition and results of operations could be materially adversely affected if we suffer one or several COVID-19 outbreaks in our facilities or if the State of Michigan issues new stay-at-home orders in the future. We are also likely to be impacted further by decreased customer demand and/or subscription terminations as a result of a reduction in customer spending (especially customers that are state and local governmental entities) or as a result of government-imposed restrictions on businesses. In particular, governmental budget reductions in the State of Michigan, our largest customer, may have a material adverse effect on our business. Finally, due to the portion of our business that generates subscription-based revenue, the effect of COVID-19 may not be fully reflected in our results of operations until future periods. If the pandemic continues to reduce customer’s budgets and restrict business operations, the pandemic may have a material adverse effect on our business, results of operations, financial condition and cash flows and adversely impact the trading price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There have been no securities sold by the registrant during the quarterly period covered by this Quarterly Report on Form 10-Q that have not previously been disclosed on a Current Report on Form 8-K other than the following:

●	On September 2, 2020, the Company granted employees stock options to purchase 99,000 shares at an exercise price of $4.00 per share in accordance with the 2015 Plan, with vesting continuing until 2024. The total fair value of $327,181 for these stock options is being recognized by the Company over the requisite service period.

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

INTELLINETICS, INC.

Dated:	November 16, 2020

By:	/s/ James F. DeSocio
James F. DeSocio
President and Chief Executive Officer

Dated:	November 16, 2020

By:	/s/ Joseph D. Spain
Joseph D. Spain
Chief Financial Officer

