Form 10-K
period 2020-12-31
INTELLINETICS, INC.
filed 2021-03-30
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $6,333,549.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 2,823,072 shares of common stock, par value $0.001 per share, were outstanding as of March 26, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2020, are incorporated by reference in Part III hereof.

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

ii

PART I

ITEM 1. BUSINESS

Company Overview

Intellinetics, Inc., formerly known as GlobalWise Investments, Inc. (“Intellinetics”), is a Nevada holding company incorporated in 1997, with two wholly-owned subsidiaries: (i) Intellinetics, Inc., an Ohio corporation (“Intellinetics Ohio”) and (ii) Graphic Sciences, Inc., a Michigan corporation (“Graphic Sciences,” together with Intellinetics Ohio and Intellinetics, the “Company,” “we,” “us” and “our”). Intellinetics Ohio was incorporated in 1996, and on February 10, 2012, Intellinetics Ohio became the sole operating subsidiary of Intellinetics as a result of a reverse merger and recapitalization. On March 2, 2020, Intellinetics purchased Graphic Sciences, Inc.

The Company is a document services and solutions software company serving both the small-to-medium business and governmental sectors. Company products and services are provided through two reporting segments: Document Management and Document Conversion. The Company’s Document Management segment consists primarily of solutions involving our software platform, which allows customers to capture and manage all documents across operations such as scanned hard-copy documents and all digital documents including those from Microsoft Office 365, digital images, audio, video and emails. The Company’s Document Conversion offerings provide assistance to clients as a part of their overall document strategy to convert documents from one medium to another, predominantly paper to digital, including migration to our software solutions, as well as long-term storage and retrieval services. The Company’s solutions create value for customers by making it easy to connect business-critical documents to the people who need them by making them easy to find, while also being secure and compliant with the customers’ audit requirements.

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

Software and Services

Document Management

The Company’s flagship software platform is IntelliCloudTM, reflecting the Company and market focus on growth via cloud-based managed document service delivery. Our Document Management business also provides software-related professional services that include installation, integration, training, and consulting services, as well as ongoing software maintenance and customer support.

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

Document Conversion

The Company converts images from paper to digital, paper to microfilm, and microfiche to microfilm for business and federal, county, and municipal governments. Our Document Conversion business also provides its clients with long-term paper and microfilm storage and retrieval options.

The four Document Conversion offerings are:

●	Digital Scanning Services. These services include paper scanning, newspaper and microfilm scanning, microfiche scanning, aperture card scanning, drawing scanning, and book scanning. Most government files must be retained for a long term or permanently, making such clients a prime candidate for digital conversion. There are four production categories for these services, consisting of document prep, scanning, indexing, and delivery.

●	Microfilm and Microfiche. We provide microfilming/microfiche, converting scanned images to microfilm or microfiche, and microfilm/microfiche preservation and duplication.

●	Box Storage Services. We provide physical document storage and retrieval services for our clients.

●	Scanning Equipment, Software and Repair. We sell and service document image software, document scanners, and microfilm scanners, readers and printers. This is a smaller, slowly declining part of our Document Conversion business.

Marketing and Sales

The Company has a multi-channel sales model that directs our sales efforts toward both sales through direct sales and through intermediaries, such as software developers and resellers and multi-function device resellers. Our Document Management and Document Conversion segments each use direct and resellers channels for sales. We have developed marketing programs with resellers and distributors (collectively, “Resellers”) that facilitate their selling and support of our software solutions. We believe that our Reseller strategy improvements have increased the competitive strength of our platform of products. In addition, we have established a set of business solutions templates for specific vertical markets that provide base software configurations which we believe will facilitate our delivery and installation of software to our customers in both our direct and Reseller channels. We believe that these advancements, in the aggregate, will allow us to license and sell our products to a targeted customer base, shortening our sales cycle, making margins more consistent, and allowing us to expand our sales through existing and new Reseller partnerships and direct customers. We continue to devote significant efforts, in both development and marketing, in enhancing all channels to market.

Competition and Market Position

The market for our products is competitive, and we expect that competition will continue to intensify as the document solutions markets evolve and potentially consolidate. We believe that the trend toward electronic document management, and particularly cloud solutions, was accelerated by the COVID-19 pandemic.

We believe the primary competitors of our Document Management segment are DocuWare, Square 9, M-files, On-Base, and Laserfiche, who also serve small-to-medium business (SMB) and governmental sectors. The principal competitive factors affecting the market for our document conversion services include: (i) vendor and product reputation; (ii) product quality, performance and price; (iii) the availability of software products on multiple platforms; (iv) product scalability; (v) product integration with other enterprise applications; (vi) software functionality and features; (vii) software ease of use; (viii) the quality of professional services, customer support services and training; and (ix) the ability to address specific customer business problems. We believe that the relative importance of each of these factors depends upon the concerns and needs of each specific customer.

We believe the competitors of our Document Conversion segment vary from small, niche entities to larger entities, including Iron Mountain. The principal competitive factors affecting the market for our software products and services include: (i) vendor and services reputation and (ii) services quality, performance and price. We believe that the relative importance of each of these factors depends upon the concerns and needs of each specific customer, and that, for our current and prospective customers, maintaining secure control over the customers’ information is highly valued.

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

Customers

Document Management

For the twelve months ended December 31, 2020, the two largest customers of our Document Management segment accounted for approximately 6% and 4%, respectively, of the segment’s revenues for that period. For the twelve months ended December 31, 2019, the two largest customers of our Document Management segment accounted for approximately 7% and 6%, respectively, of the segment’s revenues for that period.

For the twelve months ended December 31, 2020, and 2019, government contracts represented approximately 37% of the Document Management segment’s net revenues, including a significant portion of the segment’s sales to Resellers which represent ultimate sales to government agencies. Due to their dependence on state, local and federal budgets, government contracts carry short terms, typically 12 months. Since our inception, our contracts with government customers have generally renewed on the original terms and conditions upon expiration.

Document Conversion

Our Document Conversion segment has significant customer concentration with the State of Michigan. Graphic Sciences’ contract is for five years from June 1, 2018 to May 30, 2023 with a provision for two, one-year extensions. The contract is issued to Graphic Sciences through the Michigan Department of Management and Budget, Enterprise Procurement and managed through the Department of Management and Budget, Records Management Services Division (RMS).

The contract provides local and state government agencies access to digital and micrographic conversion services. These agencies have the option to perform these conversion services internally or go out to bid if they so choose. Typically, they elect to have these services outsourced to Graphic Sciences through RMS, which eliminates the bidding process.

All agencies and departments are able to use the services and prices provided under this contract. Mechanically, the work we perform is invoiced to RMS and the end user is invoiced through the State of Michigan accounting system. We do not invoice the end user directly when entities utilize this contract facility, and we have a single point of contact for managing billing and receipt. The state in effect acts as a reseller of our services to the other agencies and makes a mark-up of what is charged. For the twelve months ended December 31, 2020, the State of Michigan represented approximately 71% of our Document Conversion segment’s net revenues, and 47% of the total Intellinetics revenues.

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

Human Capital

As of March 26, 2021, we employed a total of 98 individuals; all but 9 are full-time employees. Graphic Sciences employs 79 individuals, comprised of 72 full-time and 7 part-time employees, all located in Michigan. Graphic Sciences also utilizes temporary employees, through various agencies, to provide labor for variable project work. Intellinetics Ohio employs 19 individuals, comprised of 17 full-time and 2 part-time employees, primarily located in Ohio. As a combined company, 14 of our employees work in administration and management, 17 of our employees work in software sales, maintenance and support, and software development, and 67 of our employees work in document services and storage operations.

We consider the integrity, experience, dedication, creativity, and team-oriented nature of our employees to be an essential driver of our business and a key to our future prospects. Personal relationships with our existing customers are an important part of our business, and our customers have come to rely on the personal service and knowledge of our workforce across all functional areas. To attract and retain qualified applicants to our company and retain our employees, we offer total benefits packages consisting of base salary or hourly wage (depending on position), a comprehensive benefits package, and equity compensation for certain employees. Annual cash bonuses are based on profitability of the Company, achievement of targets and level of responsibility. When selecting talent, we consider education, experience, diversity, and the likelihood that a candidate will espouse our values of integrity, collaboration, dedication, creativity, and superior customer service.

The Company is committed to fostering a diverse and inclusive workforce that attracts and retains exceptional talent. In addition, we pride ourselves on an open culture that respects co-workers, values employees’ health and well-being and fosters professional development. We support employee growth and development in a variety of ways including with training opportunities and an overall strategy of promotion from within. Our management conducts annual employee engagement surveys and annual individual employee assessments with an emphasis on individual development for each employee.

We remain focused on protecting the health and safety of our employees with respect to COVID-19. In April of 2020, we instituted safe distancing practices and additional cleaning procedures for all company offices and facilities, and our offices in Michigan and Ohio were reconfigured to maintain physical distancing. Wherever feasible, we have encouraged employees to work from home. To date, our remote working arrangements have not significantly affected our ability to maintain critical business operations.

We believe that relations with our employees are good. None of our employees are represented by a labor union, and we do not have collective bargaining arrangements with any of our employees. In addition, as of March 26, 2021, the Company engaged two independent contractors.

Executive Officers and Board of Directors

On December 31, 2020, our executive officers and directors included the following:

Name	Age	Title

James F. DeSocio	65	President, Chief Executive Officer, and Director

Matthew L. Chretien	53	Chief Strategy Officer, Chief Technology Officer, Secretary, and Director

Joseph D. Spain	53	Chief Financial Officer, Treasurer

Rye D’Orazio	66	Director

Robert C. Schroeder	54	Director, Chairman of the Board

Sophie Pibouin	53	Director

Roger Kahn	51	Director

James F. DeSocio, President, Chief Executive Officer, and Director. Mr. DeSocio joined the Company on September 25, 2017. Prior to joining the Company, Mr. DeSocio served as Chief Revenue Officer at Relayware, LLC, a global provider of Partner Relationship Management solutions, from January 2015 to September 2017. From January 2013 to November 2014, Mr. DeSocio served as Executive Vice President of Operations for XRS Corporation, a fleet management software solutions provider. From October 2007 to September 2012, Mr. DeSocio served as Executive Vice President of Sales and Business Development for Antenna Software, Inc., a business mobility solutions provider. Mr. DeSocio has extensive experience in sales, marketing, international operations, mergers and acquisitions.

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

Sophie Pibouin, Director. Ms. Pibouin was appointed as a member of our board of directors on March 20, 2015. Ms. Pibouin is currently employed by Progress Software as the VP Sales North America. Prior to that she was Head of Sales, U.S. for Resulticks. From 2014 to June 2019 Ms. Pibouin served as the worldwide Sales Leader of the IBM Watson marketing brand. Prior to that, Ms. Pibouin served as Chief Operating Officer, from 2012 to 2014, for SDL, PLC, a global provider of customer experience management software and solutions, having previously worked as a General Manager from 2010 to 2012. From 2006 to 2009, she served as Chief Operating Officer at Chronicle Solutions, Inc., a security software company. From 1990 to 2004, she worked for CA, Inc. (formerly Computer Associates), in a variety of positions including ultimately as Senior Vice President/GM for the Mid-Atlantic Region. She graduated with Honors as a Bachelor in International Commerce from the University of Flaubert in Rouen, France.

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

The coronavirus pandemic (COVID-19) and related economic downturn continues to pose various and interrelated risks to our customers, our employees, our vendors and the communities in which we operate, which have all negatively impacted, and may continue to negatively impact, our business. From March 24, 2020 to June 15, 2020, we were obligated to scale back operations in our Graphic Sciences operations, due to Michigan stay-at-home orders, which permitted us to process only those projects qualifying as essential under the state guidance. We resumed operating at full capacity thereafter, but we were unable to make up our ordinary level of revenues in the remainder of 2020 to offset the period in which our operations were reduced. In addition, our biggest customer, the State of Michigan, has not fully resumed its own operations, resulting in a decreased volume of work orders for our Document Conversion segment. Since the stay-at-home order was lifted in June, 2020, through December 31, 2020, Document Conversion segment delivered 89% of 2019 revenues for the same seven months. In addition, our business, financial condition and results of operations could be materially adversely affected if we suffer one or several COVID-19 outbreaks in our facilities or if the State of Michigan issues new stay-at-home orders in the future. We are also likely to be impacted further by decreased customer demand and/or subscription terminations as a result of a reduction in customer spending (especially customers that are state and local governmental entities) or as a result of government-imposed restrictions on businesses. In particular, governmental budget reductions in the State of Michigan, our largest customer, may have a material adverse effect on our business. Finally, due to the portion of our business that generates subscription-based revenue, the effect of COVID-19 may not be fully reflected in our results of operations until future periods. If the pandemic continues to reduce customer’s budgets and restrict business operations, the pandemic may have a material adverse effect on our business, results of operations, financial condition and cash flows and adversely impact the trading price of our common stock.

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

If we are unable to continue to attract new customers and increase market awareness of our company and solutions, our revenue growth could be slower than we expect or could decline.

We believe that our future growth depends in part upon increasing our customer base. Our ability to achieve significant growth in revenue in the future will depend, in part, upon continually attracting new customers and obtaining subscription renewals to our solutions from those customers. Market awareness of our capabilities and solutions is essential to our ability to generate new leads for expanding our business and our continued growth. If we fail to sufficiently invest in our marketing programs or they are unsuccessful in attracting new customers by creating market awareness of our company and solutions, our business may be harmed.

If our existing customers fail to renew their support agreements, or if customers do not license updated products on terms favorable to us, our revenues could be adversely affected.

We currently derive a significant portion of our overall revenues from maintenance services and software subscriptions, and we depend on our installed customer base for future revenue from maintenance services and software subscriptions and licenses of updated products. The IT industry generally has been experiencing increasing pricing pressure from customers when purchasing or renewing support agreements. Moreover, the trend towards consolidation in certain industries that we serve, such as financial services, could result in a reduction of the software under agreement and put pressure on our maintenance and support terms with customers who have merged. Given this environment, there can be no assurance that our current customers will renew their maintenance agreements or agree to the same terms when they renew, which could result in our reducing or losing maintenance fees. If our existing customers fail to renew their maintenance agreements, or if we are unable to generate additional maintenance fees through the licensing of updated products to existing or new customers, our business and future operating results could be adversely affected.

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

The Graphic Sciences Acquisition and the acquisition of CEO Image Systems, Inc. are the first strategic business acquisitions for the Company. As part of our growth strategy, we also expect to continue to evaluate and consider potential strategic transactions, including business combinations, acquisitions and strategic alliances, to enhance our existing businesses and to develop new products and services. At any given time, we may be engaged in discussions or negotiations with respect to one or more of these types of transactions, and any of these transactions could be material to our financial condition and results of operations. However, we do not know if we will be able to identify any future opportunities that we believe will be beneficial for us. Even if we are able to identify an appropriate business opportunity, we may not be able to successfully consummate the transaction, and even if we do consummate such a transaction we may be unable to obtain the benefits or avoid the difficulties and risks of such transaction.

Any future acquisition involves risks commonly encountered in business relationships, including:

●	difficulties in assimilating and integrating the operations, personnel, systems, technologies, finance and accounting functions, internal controls, business policies, and products and services of the acquired business;

●	technologies, products or businesses that we acquire may not achieve expected levels of revenue, profitability, benefits or productivity;

●	we may not be able to achieve the expected synergies from an acquisition, or it may take longer than expected to achieve those synergies;

●	unexpected costs and liabilities and unknown risks associated with the acquisition;

●	diversion of management’s time and resources away from our daily operations;

●	risks of entering markets in which we have no or limited direct prior experience;

●	potential need for restructuring operations or reductions in workforce, which may result in substantial charges to our operations;

●	incurring future impairment charges related to diminished fair value of businesses acquired as compared to the price we paid for them; and

●	issuing potentially dilutive equity securities, or incurring debt or contingent liabilities, which could harm our financial condition.

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

Risks Related to Product Development

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

Financial Risks

We need to continue to maintain an effective system of internal controls, in order to be able to report our financial results accurately and timely and prevent fraud.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. We maintain a small accounting and reporting staff, concentrated in a few individuals. Any future weaknesses in our internal controls and procedures over financial reporting could result in material misstatements in our consolidated financial statements not being prevented or detected. We may experience difficulties or delays in completing remediation or may not be able to successfully remediate material weaknesses at all. Any material weakness or unsuccessful remediation could affect our ability to file periodic reports on a timely basis and investor confidence in the accuracy and completeness of our consolidated financial statements, which in turn could harm our business and have an adverse effect on our stock price and our ability to raise additional funds.

We may not be able to generate sufficient cash to service any indebtedness or contingent transaction consideration that we may incur from time to time, which could force us to sell assets, cease operations, or take other detrimental actions for our business.

Our ability to make scheduled payments on or to refinance any debt or contingent transaction obligations that we have or may incur depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, and other factors beyond our control. In addition, the Company has operated with a history of losses. For the twelve months ended December 31, 2019, prior to the acquisitions, Intellinetics had a net loss of $2,133,281. For the twelve months ended December 31, 2020, Intellinetics had a net loss of $8,961 excluding significant transaction costs of $636,440 and change in fair value of earnout liabilities of $1,554,800. Intellinetics has an accumulated deficit of $22,996,267 as of December 31, 2020. These financial conditions raise substantial doubt over the Company’s ability to meet all of its obligations over the twelve months following the date of this Report. Prior to the third quarter of 2020, management has historically assessed that there was substantial doubt regarding our ability to continue as a going concern. However, management has evaluated these conditions and believes, based on its current plans and expectations, that it will be able to meet those obligations, although there is no assurance. We cannot ensure that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on any indebtedness or the contingent transaction consideration.

If our cash flows and capital resources are at any time insufficient to fund our obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital, restructure or refinance our indebtedness, or reduce or cease operations. There can be no assurance that additional capital or debt financing will be available to us at any time. Even if additional capital is available, we may not be able to obtain debt or equity financing on terms favorable to us. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to reduce or curtail our operations.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in this Annual Report on Form 10-K, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, deferred contract costs and commission expense, accounting for business combination, troubled debt restructuring and stock compensation.

The loss of a major customer or the failure to collect a large account receivable could negatively affect our results of operations and financial condition.

Revenues from a limited number of customers have accounted for a substantial percentage of our total revenues. Our two largest clients account for approximately 47% and 8%, and 6% and 10%, of our revenues for the twelve months ending December 31, 2020 and 2019, respectively. For the twelve months ended December 31, 2020, and 2019, government contracts represented approximately 64% and 41% of our net revenues, respectively. For the twelve months ended December 31, 2020, and 2019, the most significant of these government contracts, represented approximately 47% and 6% of our net revenues, respectively. Due to their dependence on state, local and federal budgets, government contracts carry short terms, typically less than 18 months. The loss of a meaningful percentage of government contracts could materially affect our business and operating results.

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

Legal and Regulatory Risks

Our contracts with government clients subject us to risks including early termination, audits, investigations, sanctions, and penalties.

A significant portion of our revenues comes from contracts with state and local governments, and their respective agencies, which may terminate most of these contracts at any time, without cause. The percentage of revenue from governmental contracts as a percentage of total revenue for the periods ended December 31, 2020 and December 31, 2019 were 64% and 41%, respectively. At this time, governments and their agencies are operating under increased pressure to reduce spending. Contracts at the state and local levels are subject to government funding authorizations. Additionally, government contracts are generally subject to audits and investigations that could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions, or debarment from future government business.

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

Any security breaches, unauthorized access, unauthorized usage, virus or similar breach or disruption could result in loss of confidential information, damage to our reputation, early termination of our contracts, litigation, regulatory investigations or other liabilities. Our clients may use our products and services to handle personally identifiable information, sensitive personal information, protected health information, or information that is otherwise confidential. If our security measures or those of our third-party data centers are breached as a result of third-party action, employee error, malfeasance or otherwise and, as a result, someone obtains unauthorized access to customer data, our reputation could be damaged, our business may suffer and we could incur significant liability.

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

Risks Relating to Our Common Stock

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

The price of our common stock may fluctuate significantly and lead to losses by stockholders.

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

Our common stock is currently subject to the “penny stock” rules of the SEC, which makes transactions in our common stock more cumbersome and could adversely affect trading in our common stock.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain rules adopted by the SEC. Penny stocks generally are equity securities with a market price of less than $5.00 per share, subject to exceptions. The rules require that a broker-dealer, before a transaction in a penny stock not otherwise exempt from the rules, deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in connection with the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the rules generally require that before a transaction in a penny stock, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the liquidity of penny stocks. Our common stock has only briefly traded above $5.00 per share, and as such the holders of our common stock or other of our securities may find it more difficult to sell their securities.

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

General Risks

Global economic conditions and uncertainty are likely to adversely affect our operating results or financing in ways that are hard to predict or to defend against.

Our overall performance depends on economic conditions. The United States’ and world economies are currently suffering from uncertainty, volatility, disruption, and other adverse conditions, primarily caused by the current outbreak of and containment strategies for the coronavirus disease (COVID-19), and those conditions will continue to adversely impact the business community and financial markets for some time. Moreover, instability in the global economy affects countries, including the United States, with varying levels of severity, which makes the impact on our business complex and unpredictable. During adverse economic conditions, many customers delay or reduce technology purchases. Contract negotiations are likely to become more protracted, or conditions could result in reductions in sales of our products, longer sales cycles, pressure on our margins, difficulties in collection of accounts receivable or delayed payments, increased default risks associated with our accounts receivable, slower adoption of new technologies, and increased price competition. In addition, a curtailment of the United States and global credit markets could adversely impact our ability to complete sales of our products and services, including maintenance and support renewals. Any of these prolonged events, are likely to cause a curtailment in government or corporate spending and delay or decrease customer purchases, and adversely affect our business, financial condition, and results of operations.

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

Our subsidiary, Graphic Sciences, uses 36,000 square feet of leased space in Madison Heights as its main facility. Graphic Sciences uses about 20,000 square feet for its records storage services, with the remainder of the space used for production, sales, and administration. The monthly rental payment is $41,508, with a lease term continuing until August 31, 2026.

Graphic Sciences also leases and uses the following separate facilities: a 20,000 square foot building for document storage in Highland Park, MI, with monthly rental payments of $11,250 and a lease term continuing until September 30, 2021; a 20,000 square foot building for temporary document storage in Madison Heights, MI, with monthly rental payments of $12,500 and a month-to-month lease term. Additionally, Graphic Sciences has signed a lease for a 37,000 square foot building in Sterling Heights, MI, with monthly rental payments of $20,452 commencing on May 1, 2021 and a lease term continuing to April 30, 2028. The Sterling Heights facility will be used primarily for document storage.

Graphic Sciences owns and operates an extensive collection of the specialized equipment necessary for scanning images or converting microfilm to digital images. Graphic Sciences’ logistics department includes a fleet of four leased vehicles for pickup and delivery of client materials. Graphic Sciences also has the ability to provide on-site capture operations for clients needing such services.

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

Holders

As of March 26, 2021 we had 139 stockholders of record. Such number of record stockholders does not include additional stockholders or other beneficial owners whose shares are held in street or nominee name by banks, brokerage firms, and other institutions on their behalf.

Dividends

Dividends may be declared and paid out of legally available funds at the discretion of our board of directors (“Board of Directors,” or “Board”). No dividends on our common stock were paid in either of the two most recent fiscal years, and we do not anticipate paying dividends on our common stock in the foreseeable future. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors. We currently intend to utilize all available funds to develop our business.

Unregistered Securities Issuances in Fiscal Year 2020

There have been no unregistered securities issuances in Fiscal Year 2020 that have not previously been disclosed in Current Reports on 8-K or Forms 10-Q.

Issuer Purchase of Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

[All references in this Item 7 to numbers of shares of our common stock are on a post-split basis reflecting the 1-50 reverse split of our common stock on March 20, 2020.]

The following management’s discussion and analysis of financial conditions and results of operations of the Company for the fiscal twelve months ended December 31, 2020, and 2019 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K.

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

Company Overview

The Company is a document services and solutions software company serving both the small-to-medium business and governmental sectors. The Company’s software platform allows customers to capture, manage, store, and retrieve all documents across operations such as boxed hard-copy documents, scanned hard-copy documents, microfilm and microfiche, and all digital documents including those from Microsoft Office 365, digital images, audio, video and emails. The Company’s document services offerings provide assistance to clients with document conversion generally as well as migration to our software solutions. The Company also offers long term document storage and retrieval services. The Company’s solutions create value for customers by making it easy to connect business-critical documents to the people who need them by making them easy to find, while also being secure and compliant with the customers’ audit requirements.

Customers obtain use of the Company’s software by either purchasing it for installation onto their equipment, referred to as a “premise” model, or by accessing the platform via the Internet, referred to as a “cloud-based,” “software as a service,” or “SaaS” model. Especially in light of the increased deployment of remote workforce policies in 2020, we continue to view the provision of SaaS-based customer activation as a significant strategic part of our revenue growth opportunity. Our SaaS products are hosted with Amazon Web Services, Expedient, and Skynet Managed Technology Services, offering our customers reliable hosting services with best practices in data security. Our revenues from cloud-based delivery of our software, including hosting services, for the twelve months ended December 31, 2020, and 2019, was $1,055,016 and $859,637, respectively. Our document conversion customers are primarily repeat customers who either regularly or periodically seek services in scanning paper to digital, microfiche to microfilm, or any combination.

We operate a predominantly U.S. business with concentrated sales to the state of Michigan for our document conversion professional services and sales that are diversified by customer for our document management software solutions and services. We hold or compete for leading positions regionally in select markets and attribute this leadership to several factors including the strength of our brand name and reputation, our comprehensive offering of innovative solutions, and the quality of our service support. Net growth in sales of software as a service during 2019 and 2020 reflects market demand for these solutions over traditional sales of on-premise software. We expect to continue to benefit from our select niche leader positions, innovative product offering, growing installed base, and the impact of our sales and marketing programs. Examples of these programs include identifying and investing in growth and market penetration opportunities, more effectively pricing our products and services, demonstrating superior value to customers, increasing our sales force effectiveness through improved guidance, and continuing to optimize our lead generation and lead nurturing processes.

How We Evaluate our Business Performance and Opportunities

The major qualitative and quantitative factors we consider in the evaluation of our operating results include the following:

●	With respect to our Document Management segment, including the solutions recently acquired from CEO Image, our current strategy is to focus on cloud-based delivery of our software products. Historically, our revenues have mostly resulted from premise-based software licensing revenue and professional services revenue. Our observation of industry trends leads us to anticipate that cloud-based delivery will become our principal software business and a primary source of revenues for us, and we are seeing our customers migrate to cloud-based services. When we evaluate our results, we assess whether our cloud-based software revenues are increasing, relative to prior periods and relative to other sources of revenue.

●	With respect to our Document Conversion segment, our strategy is to maintain and grow our core document conversion, storage, and retrieval business, while simultaneously leveraging our software products and services to provide more attractive total document solutions for the customers of our Document Conversion segment. Accordingly, when we evaluate our results for Document Conversion, we will assess whether our revenues increase with respect to the segment’s services, relative to prior periods, but we will also be assessing whether Document Conversion customers begin to make purchases of other products or services.

●	We are focused upon sales of our document services and software solutions through resellers and directly to our customers, with a further focus on select vertical markets. We assess whether our sales resulting from relationships with resellers are increasing, relative to prior periods and relative to direct sales to customers, and whether reseller or direct efforts offer the best opportunities for growth in our targeted vertical markets.

●	Our customer engagements often involve the development and licensing of customer-specific document solutions and related consulting and software maintenance services or tailoring a document conversion program to meet customer requirements. When analyzing whether to undertake a particular customer engagement, we often consider the following factors as part of our overall strategy to grow the business: (i) the profit margins the project may yield, and (ii) whether the project would help to develop new product and service features that we could integrate into our suite of products, resulting in an overall product portfolio that better aligns with the needs of our target customers.

●	Our software sales cycle averages 1-2 months; however, large projects can be longer, lasting 3-6 months. When a software project begins, we generally perform pre-installation assessment, project scoping, and implementation consulting. On the other hand, our document conversion services typically contain a very short sales cycle, but we can have a backlog of work orders not yet processed. Therefore, when we plan our business and evaluate our results, we consider the revenue we expect to recognize from projects in our late-stage software pipeline and in our document conversion services backlog queue.

●	We monitor our costs and capital needs to ensure efficiency as well as an adequate level of support for our business plan.

●	While we are primarily focused on organic growth, we also continually monitor potential acquisitions of complementary solutions and expertise that are consistent with our core business. We look for acquisitions that can add value for our customers and are expected to be accretive to our financial performance.

Recent Developments

On January 20, 2021, we received notification that the U.S. Small Business Administration (the “SBA”) has forgiven, in full, the unsecured promissory note issued to the Company under the Paycheck Protection Program (the “PPP”). The promissory note was through PNC Bank with a principal amount of $838,700, dated April 15, 2020. The PPP was established under the congressionally approved Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the SBA. Under the terms of the CARES Act, PPP loan recipients can apply for, and be granted, forgiveness for all or a portion of loans granted under the PPP. The Company met the requirements for loan forgiveness, and the entire principal and interest of the loan granted to the Company under the PPP has been forgiven. No material early termination penalties were incurred as a result of this forgiveness.

Executive Overview of Results

Below are our key financial results for the fiscal year ended December 31, 2020 (consolidated unless otherwise noted) with most of the significant changes year over year resulting from our acquisition of Graphic Sciences on March 2, 2020 and CEO Image on April 21, 2020:

●	Revenues were $8,253,391, representing revenue growth of 225% year over year.

●	Cost of revenues was $3,262,653.

●	Operating expenses (excluding cost of revenues) were $7,028,982, including $636,440 of significant transaction costs and $1,554,800 in change in fair value of earnout liabilities.

●	Loss from operations was $2,038,244.

●	Net loss was $2,200,201 with basic and diluted net loss per share of $0.91.

●	Operating cash flow was $124,988.

●	Capital expenditures were $76,854, excluding cash paid to acquire business.

●	As of December 31, 2020, the number of our employees was 96, including 11 part-time.

Financial Impact of COVID-19

The spread of a novel coronavirus (“COVID-19”) and developments surrounding the global pandemic have had, and we expect will continue to have, a significant impact on our business, results of operations and financial condition.

From March 24, 2020, through June 15, 2020, our Graphic Services business operations, constituting a majority of our professional services revenues, was reduced due to the State of Michigan stay-at-home order, and we were only able to process work orders deemed “essential” by the State of Michigan. We were not able to make up our ordinary level of revenues in the remainder of 2020 to offset the period in which our operations were reduced. There has not been a meaningful cancellation of future jobs or current contracts for our Graphic Services business operations; however, certain customers continue to be slow to resume operations to pre-pandemic levels, and certain customers may never fully return. In particular, the State of Michigan, our biggest customer, has not fully resumed normal operations, resulting in a decrease in the volume of work orders for our Document Conversion segment. In addition, we are seeing inconsistent demand in certain other areas of our operations, even though those operations are still currently open for business with mostly remote staff.

We worked closely with the State of Michigan on our reopening plans for the Graphic Services business. Most of our other employees are located in the State of Ohio, which permitted general office workers to return to work on May 4, 2020. However, the majority of our Ohio employees are continuing to work remotely as a precaution. Regardless of the lifting of stay-at-home orders in Ohio and Michigan (where most of our employees are located), many of our clients operate in a variety of other states, which had differing time periods in which their operations were or are currently restricted. Even though we have been able to fully resume our operations, we expect to see continued weakened demand in light of reduced governmental and small-business spending and general economic uncertainty.

We have engaged in aggressive efforts to reduce expenses and preserve cash flow during 2020, including:

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

Reportable Segments

Our reportable segments are currently organized around the following products and services that we offer as part of our core business strategy:

●	Document Management; and

●	Document Conversion.

Prior to the year ended December 31, 2020, our results had been reported on an aggregated basis. With the acquisition of Graphic Sciences, we determined that identification and aggregation of operating and reportable segments would be appropriate.

Document Management

The Document Management segment provides cloud-based and premise-based content services software. Its modular suite of solutions complements existing operating and accounting systems to serve a mission-critical role for organizations to make content secure, compliant, and process-ready. This segment conducts its primary operations in the United States. Markets served include highly regulated, risk and compliance-intensive markets in healthcare, K-12 education, public safety, other public sector, risk management, financial services, and others. Solutions are sold both directly to end-users and through resellers.

Document Conversion

The Document Conversion segment provides services for scanning and indexing, converting images from paper to digital, paper to microfilm, and microfiche to microfilm, as well as long-term physical document storage and retrieval. This segment conducts its primary operations in the United States. Markets served include business and state, county, and municipal governments. Solutions are sold both directly to end-users and through a reseller distributor.

Results of Operations

Revenues

We reported total revenues of $8,253,391 and $2,535,955 for the twelve months ended December 31, 2020, and 2019, respectively, representing an increase of $5,717,436 or 225%. For the twelve months ended December 31, 2020, our subsidiary acquired March 2, 2020, Graphic Sciences, accounted for $5,238,654 of the total sales, or 92% of the increase. In addition, a business line that we acquired on April 21, 2020, CEO Image, accounted for $375,863 of the total sales, or 7% of the increase. The net increase in comparable total revenues year-over-year is primarily attributable to growth software as a service and software maintenance services, partially offset by sales of software and professional services, as further described below. The following table summarizes our revenues by reportable segment for the periods indicated:

	Twelve months ended December 31, 2020	Twelve months ended December 31, 2019
Revenues
Document Management	$2,816,848	$2,368,140
Document Conversion	5,436,543	167,815
Total revenues	$8,253,391	$2,535,955

Sale of Software

Revenues from the sale of software principally consist of sales of additional or upgraded software licenses and applications to existing customers and resellers. These software revenues were $194,787 and $189,165, for the twelve months ended December 31, 2020, and 2019, respectively, representing an increase of $5,622, or 3%. The increase year-over-year in sales was due to $13,477 from CEO Image, partially offset by a decrease due to timing of large direct sales projects. The volatility of this revenue line item is expected to continue as the frequency of on-premise software solution sales decreases over time. Revenues from the sale of software are reported as part of our Document Management segment.

Sale of Software as a Service

We provide access to our software solutions as a service, accessible through the internet. Our customers typically enter into our software as a service agreement for periods of one year or more. Under these agreements, we generally provide access to the applicable software, data storage and related customer assistance and support. Our software as a service revenues were $1,055,016 and $859,637, for the twelve months ended December 31, 2020, and 2019, respectively, representing an increase of $195,379 or 23%. The increase in revenue year-over-year was primarily the result of new customers choosing a cloud-based solution, plus expanded data storage, user seats, and hosting fees for existing customers, as well as $41,727 from CEO Image. Revenues from the sale of software as a service are reported as part of our Document Management segment.

Sale of Software Maintenance Services

Software maintenance services revenues consist of fees for post contract customer support services provided to license (premise-based) holders. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. A substantial portion of these revenues were generated from customers to whom we sold software in prior years who have continued to renew their maintenance agreements. The support and maintenance agreements typically have a term of 12 months. Our software maintenance support revenue was $1,257,446 and $1,011,278, for the twelve months ended December 31, 2020, and 2019, respectively, representing an increase of $246,168, or 24%. The increase in revenue year-over-year was the result of approximately $216,000 contribution from CEO Image, as well as new growth and normal price increases exceeding attrition of existing maintenance agreement renewals. Revenues from the sale of software maintenance services are reported as part of our Document Management segment.

Sales of Professional Services

Professional services revenues consist of revenues from document scanning and conversion services, consulting, discovery, training, and advisory services to assist customers with document management needs, as well as repair and maintenance services for customer equipment. These revenues include those arrangements where we do not sell software license as an element of the overall arrangement. Our professional services offerings, particularly with respect to scanning and document conversion, including microfilm and microfiche, were recently broadened and enhanced with our March 2, 2020 acquisition of Graphic Sciences. Professional services revenues were $5,007,617 and $475,875, for the twelve months ended December 31, 2020 and 2019, respectively, representing an increase of $4,531,742 or 952%. Document Conversion operations comprised $4,698,018 of the professional services revenues, while Document Management operations comprised $309,599. Our recently acquired subsidiary, Graphic Sciences, accounted for $4,500,129 of the total sales, or 99% of the increase. Professional services revenues excluding Graphic Sciences were $507,488 and $475,875, for the twelve months ended December 31, 2020 and 2019, respectively, representing an increase of $31,613 or 7%. The increase in revenue excluding Graphic Sciences was due to an increase in our Document Conversion services in Columbus, Ohio, due to a full year of operations. The Document Management professional services revenues include an increase of $104,481 from CEO Image, offset by a reduction in our Document Management professional services in Columbus, Ohio, due to a combination of customer-driven COVID project postponements and generally fewer custom projects in 2020.

Sale of Storage and Retrieval

Graphic Sciences provides document storage and retrieval services to customers, primarily in Michigan. Our document storage and retrieval revenues were $738,525 and $0, respectively, for the twelve months ended December 31, 2020 and 2019, respectively. The amounts were lower than historical levels at Graphic Sciences for similar periods due to COVID shut-downs at customers and the Michigan stay-at-home order which reduced retrieval services from April through June, primarily. Revenues from the sale of storage and retrieval are reported as part of our Document Conversion segment.

Costs of Revenue

The cost of revenues during the twelve months ended December 31, 2020, and 2019 were $3,262,653 and $567,843, respectively, representing an increase of $2,694,810, or 475%. The Graphic Sciences acquisition accounted for $2,486,789 of the total costs of revenue, or 92% of the increase. The cost of revenues excluding Graphic Sciences during the twelve months ended December 31, 2020 and 2019 were $775,864 and $567,843, respectively, representing an increase of $208,021, or 37%. The increase in cost of revenue excluding Graphic Sciences year-over-year is primarily the result of increased sales revenue, as well as exceptional professional services margins in 2019 on two projects that were not repeated in 2020.

Cost of Software Revenues

Cost of software revenues consists primarily of third-party software licenses that are sold in connection with our core software applications and labor costs of our software engineers and implementation consultants. Cost of software revenues was $56,664 and $8,633 for the twelve months ended December 31, 2020, and 2019, respectively, representing an increase of $48,031 or 556%.

Gross margin for this product category decreased to 71% for the twelve months ended December 31, 2020 from 95% for the twelve months ended December 31, 2019. The decrease is driven by software solution mix: lesser margin solutions in 2020 unfavorably compared to high margin solutions sold in 2019.

Cost of Software as a Service

Cost of software as a service consists primarily of technical support personnel, hosting services, and related costs. Cost of software as a service was $273,368 for the twelve months ended December 31, 2020, as compared with $254,999 for the twelve months ended December 31, 2019, representing an increase of $18,369, or 7%. The increase in cost followed the higher revenue, at slightly improved margins due to scaling of hosting infrastructure.

Gross margins for this product category were 74% and 70% for the twelve months ended December 31, 2020, and 2019, respectively.

Cost of Software Maintenance Services

Cost of software maintenance services consists primarily of technical support personnel and related costs. Cost of software maintenance services for the twelve months ended December 31, 2020 was $159,122 compared with $87,280 for the twelve months ended December 31, 2019, representing an increase of $71,842, or 82%, due to high support activity in the first quarter and one incremental FTE support personnel following the April 21, 2020 acquisition of CEO Image.

Gross margins in this product category were 87% and 91% for the twelve months ended December 31, 2020, and 2019, respectively.

Cost of Professional Services

Cost of professional services consists primarily of compensation for employees performing the document conversion services, compensation of our software engineers and implementation consultants and related third-party costs. Cost of professional services was $2,553,053 for the twelve months ended December 31, 2020, as compared with $216,931 for the twelve months ended December 31, 2019, representing an increase of $2,336,122 or 1,077%. Excluding Graphic Sciences, cost of professional services was $286,710 for the twelve months ended December 31, 2020, as compared with $216,931 for twelve months ended December 31, 2019, representing an increase of $69,779 or 32%. The increase year-over-year resulted from an unfavorable mix shift to lower margin solutions added by the CEO Image April 21, 2020 acquisition, one additional FTE related to the acquisition of CEO Image, and some project inefficiencies with stopping and restarting projects due to COVID-related customer unavailability.

Gross margins in this product category were 49% and 54% for the twelve months ended December 31, 2020, and 2019, respectively. Excluding Graphic Sciences, gross margins in this product category were 44% and 54% for the twelve months ended December 31, 2020, and 2019, respectively. Gross margins related to consulting services may vary widely, depending upon the nature of the consulting project and the amount of labor it takes to complete a project, and the second quarter of 2019 included higher margin projects.

Cost of Storage and Retrieval Services

Cost of storage and retrieval services consists primarily of compensation for employees performing the document storage and retrieval services, including logistics, provided by Graphic Sciences. Cost of storage and retrieval was $220,446 for the twelve months ended December 31, 2020, as compared with $0 for twelve months ended December 31, 2019.

Gross margins in this product category were 70% for the twelve months ended December 31, 2020. Gross margins exclude the cost of facilities rental, maintenance, and related overheads.

Gross Margins

Overall gross margin for the twelve months ended December 31, 2020 and 2019 were 60% and 78%, respectively, representing a decrease of 18%. The decrease represents the increase of document conversion revenues from the Graphic Sciences acquisition. Excluding Graphic Sciences, overall gross margin for the twelve months ended December 31, 2020 and 2019 and 2019 were 74% and 78%, respectively, representing a decrease of 4%. The decrease in gross margin year-over-year excluding Graphic Sciences is primarily a result of unusually strong professional services margins on two projects in 2019, as well as product mix in software sales in the third quarter of 2019.

Operating Expenses

General and Administrative Expenses

General and administrative expenses were $3,499,440 during the twelve months ended December 31, 2020 as compared with $2,131,385 during the twelve months ended December 31, 2019, representing an increase of $1,368,055 or 64%. The increase in operating expenses year-over-year was principally related to the addition of Graphic Sciences expenses. For the twelve months ended December 31, 2020 and 2019, the general and administrative expenses related to Document Management and Document Conversion segments were $1,808,184 and $1,990,342, and $1,691,256 and $141,043, respectively.

Change in Fair Value of Earnout Liabilities

Adjustments to fair value of earnout liabilities were $1,554,800 during the twelve months ended December 31, 2020, comprised of $1,423,800 for Graphic Sciences and $131,000 for CEO Image. The fair value adjustments were driven by updated assumptions to reflect the improved performance of both acquisitions against their threshold targets and a reduction of pandemic-related uncertainty.

Significant Transaction Expenses

Significant transaction expenses were $636,440 during the twelve months ended December 31, 2020. The significant transactions expenses were comprised of investment banker and placement agent success fees, as well as legal and consulting fees.

Sales and Marketing Expenses

Sales and marketing expenses were $1,041,367 during the twelve months ended December 31, 2020 as compared with $981,618 during the twelve months ended December 31, 2019, representing an increase of $59,749 or 6%. The increase was a result of the addition of Graphic Sciences and CEO Image expenses, partially offset by lower stock compensation costs in 2020 due to certain option grants vesting in 2019, plus other operational savings, including marketing and web site updates in 2019 not repeated in 2020. For the twelve months ended December 31, 2020 and 2019, the sales and marketing expenses related to Document Management and Document Conversion segments were $584,470 and $916,660, and $456,897 and $64,958, respectively.

Depreciation and Amortization

Depreciation and amortization was $296,935 for the twelve months ended December 31, 2020, as compared with $7,701 for the twelve months ended December 31, 2019, representing an increase of $289,234 or 3,756%. The increase is driven by amortization of the intangible assets acquired in March and April and the addition of Graphic Sciences and CEO Image depreciation. For the twelve months ended December 31, 2020 and 2019, the depreciation and amortization expenses related to Document Management and Document Conversion segments were $23,401 and $6,481, and $273,534 and $1,220, respectively.

Gain on Extinguishment of Debt

Gain on extinguishment of debt was $287,426 during the twelve months ended December 31, 2020. The gain was driven by the extinguishment of debt in March 2020, as part of conversion of notes payable accounted for using troubled debt restructuring.

Income Tax Benefit

Income tax benefit was $188,300 during the twelve months ended December 31, 2020. The benefit was driven by the releases of a portion of the valuation allowance in March 2020 for deferred tax liabilities of Graphic Sciences that were no longer due.

Interest Expense

Interest expense was $637,683 during the twelve months ended December 31, 2020 as compared with $980,689 during the twelve months ended December 31, 2019, representing a decrease of $343,006 or 35%. The decrease year-over-year resulted primarily from lower interest expense on lower net debt following the March 2020 private placement of securities and note conversion more than offsetting increased interest expense associated with accelerating the beneficial conversion option on the notes converted.

Liquidity and Capital Resources

We have financed our operations primarily through a combination of cash on hand, cash generated from operations, borrowings from third parties and related parties, and proceeds from private sales of equity. From 2012 through March 2021 we raised a total of $18,555,903 in cash through issuance of debt and equity securities. As of December 31, 2020, we had $1,907,882 in cash, and net working capital deficit of $159,254, which includes $586,579 in current PPP Note Payable principal and interest. We received notice of PPP Note Payable full forgiveness in January 2021. Without the current PPP Note Payable principal and interest, the December 31, 2020 net working capital would have been $427,325.

In 2020, we implemented plans to increase liquidity, including the acquisitions of Graphic Sciences and CEO Image. Additionally, proceeds from issuance of shares, including conversion of convertible debt, and issuance of new debt on March 2, 2020 enabled the company to restructure its balance sheet and reduce its overall debt burden by approximately $3 million.

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

Our ability to meet our capital needs in the future will depend on many factors, including maintaining and enhancing our operating cash flow, successfully managing the transition of our recent acquisitions of Graphic Sciences and CEO Image, successfully retaining and growing our client base in the midst of general economic uncertainty, and managing the continuing effects of the COVID-19 pandemic on our business. We will need to successfully manage our revenues to support potential future earnout commitments for previous transactions and current debt service commitments, and our future cash resources and capital requirements may vary materially from those now planned. Our ability to obtain additional capital or debt financing on favorable terms, if needed, would likely be adversely affected by our history of operating losses. These conditions raise substantial doubt over the Company’s ability to meet all of its obligations over the twelve months following the date of this Report. Prior to the third quarter of 2020, management has historically assessed that there was substantial doubt regarding our ability to continue as a going concern. However, management has evaluated these conditions and believes, based on its improved balance sheet, improved consolidated cash flow, and current plans and expectations, that it will be able to meet those obligations, although there is no assurance.

Based on our plans and assumptions as of the date of this report, we believe our capital resources, including our cash and cash equivalents, along with funds expected to be generated from our operations, will be sufficient to meet our anticipated cash needs, including for working capital, earnout liability payments for previous transactions, capital spending, and debt service commitments, for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to risks and uncertainties, including the ongoing COVID-19 pandemic and general overall economic conditions.

Equity Capital Resources

As of March 26, 2021, the Company has 2,823,072 shares of common stock issued and outstanding; and 333,232 shares reserved for issuance upon the exercise of outstanding warrants, outstanding stock options, and shares reserved for the 2015 Plan.

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

Debt Capital Resources

On April 21, 2020, the Company entered into an asset purchase agreement under which the Company agreed to pay a principal amount of $170,000 (“Seller Notes Payable”) as further discussed in Note 6. The terms of the Seller Notes Payable were approximately three and six months, with $70,000 plus accrued interest paid August 3, 2020 and $100,000 plus accrued interest paid November 1, 2020. The Seller Notes Payable bore an interest rate of 1.5% per annum. These notes were installment payments for the net assets acquired.

On April 15, 2020, the Company secured PPP funding, through PNC Bank with a principal amount of $838,700. The term of the PPP loan is two years, with an interest rate of 1.0% per annum, which shall be deferred for the first ten months after the covered period of the loan. PPP loan recipients can be granted forgiveness for all or a portion of loans granted under the PPP, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. We received notice on January 20, 2021 that our forgiveness application was accepted by the Small Business Administration.

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

Summary of Outstanding Indebtedness at December 31, 2020

The Company’s outstanding indebtedness at December 31, 2020 is as follows (with more details and all defined terms set forth in Note 10 to the Consolidated Financial Statements):

●	The 2020 Notes issued to accredited investors on March 2, 2020, with an aggregate original principal balance of $2,000,000, a current principal balance of $2,000,000, and accrued interest of $0.

●	PPP Note Payable held by PNC bank, dated April 15, 2020, with an original principal balance of $838,700, a current principal balance of $838,700, and accrued interest of $5,941.

Cash Provided and Used In Operating Activities.

From our inception, we have generated revenues from the sales, implementation, subscriptions, and maintenance of our internally generated software applications, as well as significantly increased revenues from document conversion services beginning in 2020. Our uses of cash from operating activities include compensation and related costs, hardware costs, rent for our corporate offices, hosting fees for our cloud-based software services, other general corporate expenditures, and travel costs to client sites.

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

Net cash provided by operating activities for the twelve months ended December 31, 2020 was $124,988. During the twelve months ended December 31, 2020, the net cash provided by operating activities was primarily attributable to the net loss adjusted for non-cash expenses of $1,390,769, a decrease in operating assets of $325,132 and a decrease in operating liabilities of $609,288. Net cash used in operating activities for the twelve months ended December 31, 2019 was $982,169. During the twelve months ended December 31, 2019, the net cash used in operating activities was primarily attributable to the net loss adjusted for non-cash expenses of $631,433, an increase in operating assets of $336,589 and an increase in operating liabilities of $856,268.

Cash Used in Investing Activities.

Net cash used in investing activities for the twelve months ended December 31, 2020, and 2019 amounted to $4,095,952 and $5,489, respectively, and was primarily related to cash paid to acquire Graphic Sciences and acquire CEO Image, amounting to $3,906,253 and $130,114, respectively, in 2020. The balance of $76,854 in 2020 and the entire amount of $5,489 in 2019 was used for purchases of property and equipment.

Capital Expenditures

There were no material commitments for capital expenditures at December 31, 2020. On February 18, 2021, we committed to purchase warehouse racking in the amount of $326,864. We are evaluating equipment financing options to finance the equipment purchase.

Cash Provided and Used in Financing Activities.

Cash provided and used by financing activities primarily consist of net proceeds from issuance or repayments of debt, or new issuance of equity.

Net cash provided by financing activities for the twelve months ended December 31, 2020 amounted to $5,474,681. The net cash provided by financing activities resulted from new borrowings of $3,008,700, partially offset by $175,924 in financing costs, and the sale of common stock resulting in $2,859,633 in net cash. Notes payable payments amounted to $170,000, which comprised of seller notes which are installment payments for net assets acquired. Notes payable payments to related parties amounted to $47,728.

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

The preparation of consolidated financial statements in accordance U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses in the reporting period. We regularly make estimates and assumptions that affect the reported amounts of assets and liabilities. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources.

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

We consider the following accounting policies and estimates to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:

●	Liquidity, Going Concern and Management’s Plans
●	Revenue Recognition
●	Business Acquisition, Goodwill and Intangibles, including Contingent Liability—Earnout
●	Accounts Receivable, Unbilled
●	Parts and Supplies Allowance
●	Deferred Revenues
●	Allowance for Doubt Accounts
●	Accounting for Costs of Computer Software to be Sold, Leased or Marketed and Accounting for Internal Use Software
●	Accounting Stock-Based Compensation

Liquidity, Going Concern and Management’s Plans

We have incurred substantial recurring losses since our inception. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Thus, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Revenue from on-premises licenses is recognized upfront upon transfer of control of the software, which occurs at delivery, or when the license term commences, if later. We recognize revenue from maintenance contracts ratably over the service period. Cloud services revenue is recognized ratably over the cloud service term. Training, professional services, and storage and retrieval services are provided either on a time and material basis, in which revenues are recognized as services are delivered, or over a contractual term, in which revenues are recognized ratably. With respect to contracts that include customer acceptance provisions, we recognize revenue upon customer acceptance. Our policy is to record revenues net of any applicable sales, use or excise taxes.

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

Business Acquisition, Goodwill and Intangibles Assets, including Contingent Liability—Earnout

We preliminarily allocate the purchase price to assets acquired and liabilities assumed based on the estimated fair value of such assets and liabilities at the date of acquisition, subject to further review and analysis. We estimate a fair value of any earnout which would be owed to the seller based on the terms of the earnout and record this liability at the acquisition date. Fair value is based on future projections of metrics such as revenue or profit over the earnout period and valuation techniques that utilize expected volatility, threshold probability, and discounting of future payments. Evaluating the fair value involves a high degree of assumptions used within the valuation models, in particular, forecasts of projected revenues or margins. Changes in these assumptions could have a significant impact on the fair value of the earnout liabilities.

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

As of December 31, 2020, we recorded a change in fair value of earnout liabilities for both Graphic Sciences and CEO Image. The assumptions were updated to reflect the improved performance of both acquisitions against their threshold targets and a reduction of uncertainty driven by the pandemic.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(1) Consolidated Financial Statements.

(2) Consolidated Financial Statement Schedules.

Consolidated Financial Statement Schedules have been omitted because they are either not required or not applicable, or because the information required to be presented is included in the consolidated financial statements or the notes thereto included in this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Intellinetics, Inc. and Subsidiaries

Columbus, Ohio

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Intellinetics, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended, and related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of the Fair Value of Earnout Liabilities Related to Business Acquisitions

Description of the Matter

As discussed in Note 6 to the consolidated financial statements, the Company makes certain assumptions and judgment in determining fair value measurements for business acquisitions. During the year ended December 31, 2020, the Company consummated two business acquisitions. The acquisitions resulted in the recognition of earnout liabilities totaling $889,200, subsequently revalued at $2,444,000.

We identified the evaluation of the fair value of the earnout liabilities related to the acquired businesses as a critical audit matter. Evaluating the fair value involved a high degree of assumptions used within the valuation models including forecasts of projected revenues, customer attrition rate and volatility rates. In addition, changes in these assumptions could have a significant impact on the fair value of the earnout liabilities.

How We Addressed the Matter in Our Audit

We obtained an understanding and evaluated the design of internal control over the Company’s process for determining the fair value of earnout liabilities related to the business acquisitions, specifically related to the determination of the key assumptions. We evaluated the forecasts of projected revenues and customer attrition rate assumptions used by the Company by comparing the assumptions to the acquirees’ historical performance and to the growth rates of peer companies. We also compared the forecasts of projected revenue assumptions to industry data. We also involved a valuation professional with specialized skills and knowledge who assisted in evaluating certain forecasts of projected revenues used by the Company to value the earnout liabilities by independently developing these rates based on publicly available market data and comparing the results to rates used by the Company.

Going Concern

Description of the Matter

As described further in Note 3 to the consolidated financial statements, the Company has incurred losses each year from inception through December 31, 2020. However, management believes, based on the Company’s operating plan, that capital resources, including cash and cash equivalents, along with funds expected to be generated from our operations will be sufficient to meet the Company’s anticipated cash needs, including for working capital, earnout liability payments for previous transactions, capital spending and debt service commitments as they come due for at least one year from the consolidated financial statement issuance date.

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and execution uncertainty regarding the Company’s future cash flows and the risk of bias in management’s judgments and assumptions in estimating these cash flows.

How We Addressed the Matter in Our Audit

We obtained an understanding and evaluated the design of internal controls over the Company’s preparation of forecasted information, including management’s assessment of the assumptions and data underlying the forecasted information and considerations of the Company’s obligations. We tested the completeness, accuracy and relevance of underlying data for forecasted revenue, operating expenses, and uses and sources of cash used in management’s assessment of whether the Company has sufficient liquidity to fund operations for at least one year from the financial statement issuance date. This testing included inquiries with management, comparison of prior period forecasts to actual results, consideration of positive and negative evidence impacting management’s forecasts, the Company’s financing arrangements in place as of the report date, market and industry factors and consideration of the Company’s relationships with its financing partners. Additionally, we evaluated the adequacy of the Company’s disclosure of these circumstances in the consolidated financial statements.

/s/ GBQ Partners LLC
We have served as the Company’s auditor since 2012.
Columbus, Ohio
March 30, 2021

Part I Financial Information

Item 1. Financial Statements

INTELLINETICS, INC. and SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash	$1,907,882	$404,165
Accounts receivable, net	792,380	329,571
Accounts receivable, unbilled	523,522	23,371
Parts and supplies, net	79,784	4,184
Prepaid expenses and other current assets	162,166	110,841
Total current assets	3,465,734	872,132

Property and equipment, net	698,752	6,919
Right of use assets	2,641,005	97,239
Intangible assets, net	1,184,971	-
Goodwill	2,322,887	-
Other assets	31,284	10,284
Total assets	$10,344,633	$986,574

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$141,823	$160,911
Accrued compensation	271,889	70,027
Accrued expenses, other	131,685	140,079
Lease liabilities - current	518,531	47,397
Deferred revenues	996,131	754,073
Deferred compensation	100,828	117,166
Earnout liabilities - current	877,522	-
Accrued interest payable - current	5,941	1,212,498
Notes payable - current	580,638	3,339,963
Notes payable - related party - current	-	1,467,400
Total current liabilities	3,624,988	7,309,514

Long-term liabilities:
Notes payable	1,802,184	-
Lease liabilities - net of current portion	2,196,951	53,318
Earnout liabilities - net of current portion	1,566,478	-
Total long-term liabilities	5,565,613	53,318
Total liabilities	9,190,601	7,362,832

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 25,000,000 shares authorized; 2,810,865 and 370,497 shares issued and outstanding at December 31, 2020 and 2019, respectively	2,811	371
Additional paid-in capital	24,147,488	14,419,437
Accumulated deficit	(22,996,267)	(20,796,066)
Total stockholders’ equity (deficit)	1,154,032	(6,376,258)
Total liabilities and stockholders’ equity (deficit)	$10,344,633	$986,574

See Notes to these consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Consolidated Statements of Operations

	For the Twelve Months Ended December 31,
	2020	2019

Revenues:
Sale of software	$194,787	$189,165
Software as a service	1,055,016	859,637
Software maintenance services	1,257,446	1,011,278
Professional services	5,007,617	475,875
Storage and retrieval services	738,525	-
Total revenues	8,253,391	2,535,955

Cost of revenues:
Sale of software	56,664	8,633
Software as a service	273,368	254,999
Software maintenance services	159,122	87,280
Professional services	2,553,053	216,931
Storage and retrieval services	220,446	-
Total cost of revenues	3,262,653	567,843

Gross profit	4,990,738	1,968,112

Operating expenses:
General and administrative	3,499,440	2,131,385
Change in fair value of earnout liabilities	1,554,800	-
Significant transaction costs	636,440	-
Sales and marketing	1,041,367	981,618
Depreciation and amortization	296,935	7,701

Total operating expenses	7,028,982	3,120,704

Loss from operations	(2,038,244)	(1,152,592)

Other income (expense)
Gain on extinguishment of debt	287,426	-
Interest expense	(637,683)	(980,689)

Total other expense	(350,257)	(980,689)

Loss before income taxes	(2,388,501)	(2,133,281)

Income tax benefit	188,300	-

Net loss	$(2,200,201)	$(2,133,281)

Basic and diluted net loss per share:	$(0.91)	$(5.76)

Weighted average number of common shares outstanding – basic and diluted	2,406,830	370,279

See Notes to these consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (Deficit)

For the Twelve Months Ended December 31, 2020 and 2019

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2018	354,588	$355	$14,131,838	$(18,662,785)	$(4,530,592)

Stock Issued to Directors and Employee	15,909	16	87,484	-	87,500

Stock Option Compensation	-	-	200,115	-	200,115

Net Loss	-	-	-	(2,133,281)	(2,133,281)

Balance, December 31, 2019	370,497	$371	$14,419,437	$(20,796,066)	$(6,376,258)

Stock Issued to Directors	16,428	$16	57,484	-	57,500

Stock Option Compensation	-	-	58,770	-	58,770

Stock Issued	955,000	955	3,819,045	-	3,820,000

Stock Issued for Convertible Notes	1,468,914	1,469	5,728,566	-	5,730,035

Equity Issuance Costs	-	-	(307,867)	-	(307,867)

Note Offer Warrants	-	-	372,053	-	372,053

Net Loss	-	-	-	(2,200,201)	(2,200,201)

Balance, December 31, 2020	2,810,839	$2,811	$24,147,488	$(22,996,267)	$1,154,032

See Notes to these consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Twelve Months Ended December 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(2,200,201)	$(2,133,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	296,935	7,701
Bad debt expense	54,834	28,307
Parts and supplies reserve change	15,000	-
Amortization of deferred financing costs	117,091	183,851
Amortization of beneficial conversion option	11,786	70,718
Amortization of debt discount	88,889	-
Amortization of right of use asset	405,227	41,310
Stock issued for services	57,500	87,500
Stock options compensation	58,770	200,115
Note conversion stock issue expense	141,000	-
Warrant issue expense	236,761	-
Interest on converted debt	176,106	-
Gain on extinguishment of debt	(287,426)	-
Amortization of original issue discount on notes	18,296	11,931
Changes in operating assets and liabilities:
Accounts receivable	605,094	(222,139)
Accounts receivable, unbilled	(224,128)	41,747
Parts and supplies	796	1,531
Prepaid expenses and other current assets	6,745	(19,179)
Right of use assets	(63,375)	(138,549)
Accounts payable and accrued expenses	(645,596)	62,896
Lease liabilities, current and long-term	(332,917)	100,715
Deferred compensation	(16,338)	(48,000)
Accrued interest, current and long-term	5,940	710,203
Earnout liabilities, current and long-term	1,554,800	-
Deferred revenues	43,399	30,454
Total adjustments	2,325,189	1,151,112
Net cash provided by/(used in) operating activities	124,988	(982,169)

Cash flows from investing activities:
Cash paid to acquire business, net of cash acquired	(4,019,098)	-
Purchases of property and equipment	(76,854)	(5,489)
Net cash used in investing activities	(4,095,952)	(5,489)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,167,500	-
Offering costs paid on issuance of common stock	(307,867)	-
Payment of deferred financing costs	(175,924)	-
Proceeds from notes payable	3,008,700	-
Proceeds from notes payable - related parties	-	350,000
Repayment of notes payable	(170,000)	-
Repayment of notes payable - related parties	(47,728)	(46,807)
Net cash provided by financing activities	5,474,681	303,193

Net increase (decrease) in cash	1,503,717	(684,465)
Cash - beginning of period	404,165	1,088,630
Cash - end of period	$1,907,882	$404,165

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$202,291	$7,706
Cash paid during the period for income taxes	$117,072	$-

Supplemental disclosure of non-cash financing activities:
Accrued interest notes payable converted to equity	$796,074	$-
Accrued interest notes payable related parties converted to equity	238,883	-
Discount on notes payable for beneficial conversion feature	320,000	-
Discount on notes payable for warrants	135,292	-
Notes payable converted to equity	3,421,063	-
Notes payable converted to equity - related parties	1,465,515	-

Supplemental disclosure of non-cash investing activities relating to business acquisitions:
Cash	$17,269	$-
Accounts receivable	1,122,737	-
Accounts receivable, unbilled	276,023	-
Parts and supplies	91,396	-
Prepaid expenses	73,116	-
Other current assets	5,954	-
Right of use assets	2,885,618	-
Property and equipment	735,885	-
Intangible assets	1,361,000	-
Accounts payable	(168,749)	-
Accrued expenses	(162,426)	-
Lease liabilities	(2,947,684)	-
Federal and state taxes payable	(168,900)	-
Deferred revenues	(198,659)	-
Deferred tax liabilities, net	(149,900)	-
Net assets acquired in acquisition	2,772,680	-
Total goodwill acquired in acquisition	2,322,887	-
Total purchase price of acquisition	5,095,567	-
Purchase price of business acquisition financed with earnout liability	(889,200)	-
Purchase price of business acquisition financed with installment payments	(170,000)	-
Cash paid to acquire business, excluding cash acquired	$4,036,367	$-

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

Through December 31, 2020, the Company had incurred an accumulated deficit since its inception of $22,996,267, including operating losses and operating cash flow deficits in recent years. Since inception, the Company’s operations have primarily been funded through a combination of gross profits, government-sponsored loans, and the sale of both equity and debt securities. At December 31, 2020, the Company had a cash balance of $1,907,882.

On March 2, 2020, the Company issued shares and debt totaling $5.5 million, and converted approximately $6 million in existing debt principal and interest to equity. This resulted in a recapitalization of the balance sheet and new debt of $2 million, reducing the Company’s interest burden. Simultaneously, the Company used the proceeds from the capital raise to purchase Graphic Sciences, Inc. On April 21, 2020, the Company purchased substantially all the assets of CEO Imaging Systems, Inc. The acquisitions significantly helped the Company reach its current monthly cash flow. Further, the Company received a loan through the Paycheck Protection Program (“PPP”) in April 2020 amounting to $838,700, and received notice on January 20, 2021 that its forgiveness application was accepted by the Small Business Administration. With improved operating results over the course of the latter half of 2020, the consolidated Company has significantly better liquidity than in prior years.

Our ability to meet our capital needs in the future will depend on many factors, including maintaining and enhancing our operating cash flow, successfully managing the transition of our recent acquisitions of Graphic Sciences and CEO Image, successfully retaining and growing our client base in the midst of general economic uncertainty, and managing the continuing effects of the COVID-19 pandemic on our business. We will need to successfully manage our revenues to support potential future earnout commitments for previous transactions and current debt service commitments, and our future cash resources and capital requirements may vary materially from those now planned. Our ability to obtain additional capital or debt financing on favorable terms, if needed, would likely be adversely affected by our history of operating losses. Prior to 2020, management has historically assessed that there was substantial doubt regarding our ability to continue as a going concern. These conditions raise substantial doubt over the Company’s ability to meet all of its obligations over the twelve months following the date of this Report. However, management has evaluated these conditions and believes, based on its improved balance sheet, improved consolidated cash flow, and current plans and expectations, that it will be able to meet those obligations, although there is no assurance.

Based on our plans and assumptions as of the date of this report, we believe our capital resources, including our cash and cash equivalents, along with funds expected to be generated from our operations, will be sufficient to meet our anticipated cash needs, including for working capital, earnout liability payments for previous transactions, capital spending, and debt service commitments, for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to risks and uncertainties, such as our history of operating losses, the current COVID-19 pandemic, as well as general overall economic conditions.

4.	Corporate Actions

On March 20, 2020, the Company effected a one-for-fifty (1-for-50) reverse stock split of the Company’s common stock. All share and per share amounts herein have been adjusted to reflect the reverse stock split.

5.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Intellinetics and the accounts of all the subsidiaries in which a controlling interest is held by the Company. Under U.S. GAAP, consolidation is generally required for investments of more than 50% of the outstanding voting stock of an investee, except when control is not held by the majority owner. The Company’s subsidiaries include: Intellinetics Ohio and Graphic Sciences. The Company considers the criteria established under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 810, “Consolidations” in its consolidation process. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Significant estimates and assumptions include valuation allowances related to receivables, accounts receivable -unbilled, allowance for obsolescence or slow-moving parts and supplies inventory, the recoverability of long-term assets, depreciable lives of property and equipment, purchase price allocations for acquisitions including earnout liabilities, fair value for goodwill and intangibles, the lease liabilities, estimates of fair value deferred taxes and related valuation allowances. The Company’s management monitors these risks and assesses its business and financial risks on a quarterly basis.

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

e) Sale of storage and retrieval services

Sale of document storage and retrieval services consist principally of secured warehouse storage of customer documents, which are typically retained for many years, as well as retrieval per agreement terms and certified destruction if desired. We recognize revenue from document storage and retrieval services over the term of the contract for storage and for the retrieval and destructions components, as the services are delivered. Customers are generally billed monthly based upon contractually agreed-upon terms.

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

g) Contract balances

When the timing of our delivery of goods or services is different from the timing of payments made by customers, we recognize either a contract asset (performance precedes contractual due date) or a contract liability (customer payment precedes performance). Customers that prepay are represented by deferred revenue until the performance obligation is satisfied. Contract assets represent arrangements in which the good or service has been delivered but payment is not yet due. Our contract assets consisted of accounts receivable, unbilled, which are disclosed on the consolidated balance sheets. Our contract liabilities consisted of deferred (unearned) revenue, which is generally related to software as a service or software maintenance contracts. We classify deferred revenue as current based on the timing of when we expect to recognize revenue, which are disclosed on the consolidated balance sheets.

The following table presents changes in our contract assets and liabilities during the twelve months ended December 31, 2020, and 2019:

	Balance at Beginning of Period	Addition from acquisition (Note 6)	Revenue Recognized in Advance of Billings	Billings	Balance at End of Period
Twelve months ended December 31, 2020
Contract assets: Accounts receivable, unbilled	$23,371	$276,023	$917,361	$(693,233)	$523,522

Twelve months ended December 31, 2019
Contract assets: Accounts receivable, unbilled	$65,118	$-	$156,876	$(198,623)	$23,371

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

Remaining performance obligations represent the transaction price from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 95% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. As of December 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations for software as a service and software maintenance contracts with a duration greater than one year was $45,323. As of December 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations for software as a service and software maintenance contracts with a duration greater than one year was $69,381. This does not include revenue related to performance obligations that are part of a contract whose original expected duration is one year or less.

	Balance at Beginning of Period	Addition from acquisition (Note 6)	Billings	Recognized Revenue	Balance at End of Period
Twelve months ended December 31, 2020
Contract liabilities: Deferred revenue	$754,073	$198,659	$3,038,446	$(2,995,047)	$996,131

Twelve months ended December 31, 2019
Contract liabilities: Deferred revenue	$723,619	$-	$2,637,191	$(2,606,737)	$754,073

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

m) Disaggregation of revenue

The Company provides disaggregation of revenue based on product groupings in our consolidated statements of operations as it believes this best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Revenues from contracts are primarily within the United States. International revenues were not material to the consolidated financial statements for the twelve months ended December 31, 2020 and 2019.

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

The number of customers that comprise the Company’s customer base, along with the different industries, governmental entities and geographic regions, in which the Company’s customers operate, limits concentrations of credit risk with respect to accounts receivable, with the exception of the State of Michigan. In the twelve months ended December 31, 2020, the Company’s sales to the State of Michigan totaled approximately 47% of revenues. The Company has not experienced any losses, nor is not aware of any losses by Graphic Sciences, resulting from nonpayment by the State of Michigan.

The Company does not generally require collateral or other security to support customer receivables; however, the Company may require its customers to provide retainers, up-front deposits or irrevocable letters-of-credit when considered necessary to mitigate credit risks. The Company has established an allowance for doubtful accounts based upon facts surrounding the credit risk of specific customers and past collections history. Credit losses have been within management’s expectations. At December 31, 2020 and 2019, the Company’s allowance for doubtful accounts was $65,927 and $35,733, respectively.

Parts and Supplies

Parts and supplies are valued at the lower of cost or net realizable value. Costs are determined using the first-in, first-out method. Parts and supplies are used for scanning and document conversion services. A provision for potentially obsolete or slow-moving parts and supplies inventory is made based on parts and supplies levels, future sales forecasted and management’s judgment of potentially obsolete parts and supplies. The Company recorded an allowance of $15,000 at December 31, 2020 and there was no allowance recorded as of December 31, 2019.

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

Intangible Assets

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

Recoverability is assessed based on comparing the carrying amount of the asset to the aggregate pre-tax undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group. Impairment is recognized when the carrying amount is not recoverable and exceeds the fair value of the asset or asset group. The impairment loss, if any, is measured as the amount by which the carrying amount exceeds fair value, which for this purpose is based upon the discounted projected future cash flows of the asset or asset group. There were no impairment of long lived assets in the periods ended December 31, 2020 or 2019.

Purchase Accounting Related Fair Value Measurements

The Company allocates the purchase price, including contingent consideration, of its acquisitions to the assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Such fair market value assessments are primarily based on third-party valuations using assumptions developed by management that require significant judgments and estimates that can change materially as additional information becomes available. The purchase price allocated to intangibles is based on unobservable factors, including but not limited to, projected revenues, expenses, customer attrition rates, a weighted average cost of capital, among others. The weighted average cost of capital uses a market participant’s cost of equity and after-tax cost of debt and reflects the risks inherent in the cash flows. The approach to valuing the initial contingent consideration associated with the purchase price also uses similar unobservable factors such as projected revenues and expenses over the term of the contingent earn-out period, discounted for the period over which the initial contingent consideration is measured, and volatility rates. The Company finalizes the purchase price allocation once certain initial accounting valuation estimates are finalized, and no later than 12 months following the acquisition date.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases in which the Company is the lessee are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the consolidated balance sheets. The Company does not have any finance leases, as a lessee, and no long-term leases for which it is the lessor.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the reasonably certain lease term. As the Company’s leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and reduced by lease incentives, such as tenant improvement allowances. The Company’s lease terms include options to extend or terminate the lease only when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

For the twelve months ended December 31, 2020, and 2019, our expensed software development costs were $293,092 and $467,364, respectively.

Recent Accounting Pronouncements

Intangibles – Goodwill and Other – Internal-Use Software

In August 2018, the FASB issued ASU 2018-15, which addresses a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. Under the new guidance, customers will apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. ASC 2018-15 was effective for the Company beginning in its first quarter of 2020. The Company has concluded that the impact on its consolidated financial statements and related disclosures is not material.

Fair Value

In August 2018, the FASB issued ASU 2018-13, which is guidance that changes the fair value measurement disclosure requirements of ASC 820. ASU 2018-13 was effective for the Company beginning in its first quarter of 2020. The Company has concluded that the impact on its consolidated financial statements and related disclosures is not material.

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

Equity Securities, Equity Method Investments and Certain Derivatives

In January 2020, the FASB issued ASU 2020-01, “Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815.” This ASU clarifies the interaction between accounting standards related to equity securities, equity method investments and certain derivatives. The effective date of the standard will be for annual periods beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of the new standard on its consolidated financial statements and related disclosures.

All other Accounting Standards Updates issued but not yet effective are not expected to have a material effect on the Company’s future consolidated financial statements.

Advertising

The Company expenses the cost of advertising as incurred. Advertising expense for the twelve months ended December 31, 2020, and 2019 amounted to $7,362 and $4,255, respectively.

Earnings (Loss) Per Share

Basic income or loss per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted income or loss per share is computed by dividing net income or loss by the diluted weighted average number of shares of common stock outstanding during the period. The diluted weighted average number of shares gives effect to all dilutive potential common shares outstanding during the period using the treasure stock method. Diluted earnings per share exclude all diluted potential shares if their effect is anti-dilutive, including warrants or options which are out-of-the-money and for those periods with a net loss. The twelve months ended December 31, 2020 and 2019 reported a net loss.

Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. The provision for income taxes is computed by applying statutory rates to income before taxes.

Deferred income taxes are recognized for the tax consequences in future years of temporary differences between the financial reporting and tax bases of assets and liabilities as of each period-end based on enacted tax laws and statutory rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A 100% valuation allowance has been established on deferred tax assets at December 31, 2020 and 2019, due to the uncertainty of our ability to realize future taxable income. For the twelve months ended December 31, 2020 the Company recovered a net $179,400 of its valuation allowance in conjunction with the consolidation of the net deferred tax liability of its wholly owned subsidiary, Graphic Sciences.

The Company accounts for uncertainty in income taxes in its consolidated financial statements as required under ASC 740, “Income Taxes.” The standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition accounting. Management determined there were no material uncertain positions taken by the Company in its tax returns.

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

Information by operating segment is as follows:

	Twelve months ended December 31, 2020	Twelve months ended December 31, 2019
Revenues
Document Management	$2,816,848	$2,368,140
Document Conversion	5,436,543	167,815
Total revenues	$8,253,391	$2,535,955

Gross profit
Document Management	$2,160,807	$1,868,471
Document Conversion	2,829,931	99,641
Total gross profit	$4,990,738	$1,968,112

Capital additions, net
Document Management	$6,440	$-
Document Conversion	70,414	5,489
Total capital additions, net	$76,854	$5,489

	December 31, 2020	December 31, 2019
Total assets
Document Management	$2,295,165	$981,085
Document Conversion	8,049,468	5,489
Total assets	$10,344,633	$986,574

Statement of Cash Flows

For purposes of reporting cash flows, cash includes cash on hand and demand deposits held by banks.

Reclassifications

Certain amounts reported in prior filings of the consolidated financial statements have been reclassified to conform to current presentation.

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

The purchase price of CEO Image was partially financed with a $203,000 seller earnout liability and $170,000 in installment payments. $128,832 was paid in cash at the closing. On August 3, 2020, $1,282 was paid for a net working capital adjustment and $70,000 was paid, along with accrued interest, in installment payments. On November 3, 2020, $100,000 was paid, along with accrued interest, in installment payments. Goodwill in the amount of $522,711 was recognized in the acquisition of CEO Image and is attributable to the cash flows of the business derived from the potential of the Company to outperform the market due to its existing relationship and other synergies created within the Company.

Acquisition costs which include legal and other professional fees of approximately $636,440 were expensed as nonrecurring transaction costs and are included in significant transaction costs in the accompanying consolidated statement of operations.

The earnout arrangement for Graphic Sciences requires the Company to pay the seller up to $833,000 annually for a three-year period based on a gross profit level achieved by Graphic Sciences on an annual basis, resulting in a max payout to the seller over a three year period of $2,500,000, as defined, with no minimum requirement. At acquisition, management estimated a fair value of the contingent liability—earnout (“earnout liability”) of $686,200 which would be owed to the seller based on the terms of the earnout, and accordingly, recorded this liability at the acquisition date in accordance with GAAP. At December 31, 2020, the Company accrued an earnout liability of $2,110,000 to reflect the improved performance of the acquisitions against its threshold target and a reduction of uncertainty driven by the pandemic. See Note 8 for the estimated fair value of the earnout liability as of December 31, 2020.

The earnout arrangement for CEO Image requires the Company to pay the seller up to $185,000 annually for a two-year period based on a sales revenue level achieved by certain customers of CEO Image on an annual basis, resulting in a max payout to the seller over a two year period of $370,000, as defined, with no minimum requirement. At acquisition, management estimated a fair value of the earnout liability of $203,000 which would be owed to the seller based on the terms of the earnout, and accordingly, recorded this liability at the acquisition date in accordance with GAAP. At December 31, 2020, the Company accrued an earnout liability of $334,000 to reflect the improved performance of the acquisition against its threshold target and a reduction of uncertainty driven by the pandemic. See Note 8 for the estimated fair value of the earnout liability as of December 31, 2020.

The following unaudited pro forma information presents a summary of the consolidated results of operations for the Company as if the acquisitions of Graphic Sciences and CEO Image had occurred on January 1, 2019.

	For the Twelve months ended
	(unaudited)	(unaudited)
	December 31, 2020	December 31, 2019
Total revenues	$9,686,354	$10,324,486

Net loss	$(1,993,389)	$(1,565,961)

Basic and diluted net loss per share	$(0.70)	$(0.56)

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

The following table presents the amounts of revenue and earnings of the acquirees since the acquisition date included in the consolidated income statement for the reporting period.

For the twelve months ended December 31, 2020	Graphic Sciences	CEO Image
Total revenues	$5,238,654		$375,863

Net income	$645,042	$	(a)

(a)	Total earnings from the CEO Image acquisition is impracticable to disclose as the operations were merged with existing operations and not accounted for separately.

7.	Intangible Assets, Net

At December 31, 2020, intangible assets consisted of the following:

	Estimated		Accumulated
	Useful Life	Costs	Amortization	Net
Trade names	10 years	$119,000	$(9,917)	$109,083
Customer contracts	5-8 years	1,242,000	(166,112)	1,075,888
		$1,361,000	$(176,029)	$1,184,971

Amortization expense for the twelve months ended December 31, 2020, amounted to $176,029, respectively. The following table represents future amortization expense for intangible assets subject to amortization.

For the Twelve Months Ending December 31,	Amount
2021	$216,475
2022	216,475
2023	216,475
2024	216,475
2025	199,008
Thereafter	120,063
$1,184,971

8.	Fair Value Measurements

Under U.S. GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy consists of the following three levels. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs consist of quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The carrying values of cash and equivalents, accounts receivable, accounts payable, accrued expenses, and the PPP Note Payable and 2019 Related Notes approximate fair value because of their short maturity. Management believes that the carrying value of the 2020 Notes approximate fair value given the March 2, 2020 transaction proximity to December 31, 2020 in conjunction with the absence of significant net change in the overall economic environment with regards to availability of credit to Company.

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

The Company has earnout liabilities related to acquisitions which are measured on a recurring basis and recorded at fair value, measured using probability-weighted analysis and discounted using a rate that appropriately captures the risks associated with the obligation. The inputs used to calculate the fair value of the earnout liabilities are considered to be Level 3 inputs due to the lack of relevant market activity and significant management judgment. Key unobservable inputs include revenue growth rates, which ranged from 0% to 7%, and volatility rates, which were 20% for gross profits. An increase in future revenues and gross profits may result in a higher estimated fair value while a decrease in future revenues and gross profits may result in a lower estimated fair value of the earnout liabilities.

The table below provides a summary of the changes in fair value of the earnout liabilities for the twelve months ended December 31, 2020.

December 31, 2020
Fair value at January 1, 2020	$-
Additions	889,200
Change in fair value	1,554,800
Fair value at December 31, 2020	$2,4440,000

The fair values of amounts owed are recorded in the current and long-term portions of earnout liabilities in the Consolidated Balance Sheets. Changes in fair value are recorded in change in fair value of earnout liabilities in the Consolidated Statements of Operations.

9.	Property and Equipment

Property and equipment are comprised of the following:

	December 31, 2020	December 31, 2019
Computer hardware and purchased software	$1,019,259	$259,959
Leasehold improvements	275,106	221,666
Furniture and fixtures	82,056	82,056
	1,376,421	563,681
Less: accumulated depreciation	(677,669)	(556,762)
Property and equipment, net	$698,752	$6,919

Total depreciation expense on the Company’s property and equipment for the twelve months ended December 31, 2020, and 2019 amounted to $120,906 and $7,701, respectively.

10.	Notes Payable

Summary of Notes Payable

The table below reflects all notes payable at December 31, 2020 and 2019, respectively, with the exception of related party notes disclosed in Note 11 - Notes Payable - Related Parties.

	December 31, 2020	December 31, 2019
PPP Note Payable (a)	$838,700	$-
2020 Notes	2,000,000	-
2018 Unrelated Notes	-	900,000
2017 Unrelated Notes	-	1,760,000
2016 Unrelated Notes, net of beneficial conversion feature of $50,703	-	824,297
Total notes payable	$2,838,700	$3,484,297
Less unamortized debt issuance costs	(224,767)	(144,334)
Less unamortized debt discount	(231,111)	-
Less current portion	(580,638)	3,339,963
Long-term portion of notes payable	$1,802,184	$-

Future minimum principal payments of these notes payable as described in this Note 10 are as follows:

As of December 31,		Amount
2021	(a)	$580,638
2022	(a)	258,062
2023		2,000,000
Total		$2,838,700

(a)	The PPP Note Payable totaling $838,700 was fully forgiven January 20, 2021, as described below and in Note 19 – Subsequent Events.

As of December 31, 2020 and 2019, accrued interest for these notes payable with the exception of the related party notes in Note 11 - Notes Payable - Related Parties, was $5,941 and $918,307, respectively. As of December 31, 2020, unamortized deferred financing costs and unamortized debt discount were reflected within long term liabilities on the consolidated balance sheets. As of December 31, 2019, unamortized deferred financing costs were $144,334, and was reflected within current liabilities on the consolidated balance sheets.

With respect to all notes outstanding (other than the notes to related parties), for the twelve months ended December 31, 2020 and 2019, interest expense, including the amortization of deferred financing costs, accrued loan participation fees, original issue discounts, deferred interest and related fees, interest expense related to warrants issued for the conversion of convertible notes, and the embedded conversion feature was $548,742 and $735,474, respectively.

Seller Notes Payable

On April 21, 2020, the Company entered into an asset purchase agreement under which the Company agreed to pay a principal amount of $170,000 (“Seller Notes Payable”) as further discussed in Note 6. The terms of the Seller Notes Payable were approximately three and six months, with $70,000 plus accrued interest paid August 3, 2020 and $100,000 plus accrued interest paid November 3, 2020. The Seller Notes Payable bore an interest rate of 1.5% per annum.

Paycheck Protection Program Note Payable

On April 15, 2020, the Company entered into an unsecured promissory note (“PPP Note Payable”) under the Paycheck Protection Program (the “PPP”), through PNC Bank with a principal amount of $838,700. The term of the PPP Note Payable is two years, with an interest rate of 1.0% per annum, which shall be deferred for the first six months of the term of the loan. PPP loan recipients can be granted forgiveness for all or a portion of loans granted under the PPP, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. The Company received notice on January 20, 2021 that our forgiveness application was accepted by the Small Business Administration.

2020 Note Issuance

On March 2, 2020, the Company issued and sold 2,000 units (“Units”) to certain accredited investors in a private offering, with each Unit consisting of $1,000 in 12% Subordinated Notes (“2020 Notes”) and 40 shares of common stock, for aggregate gross proceeds of $2,000,000 in Units. The entire outstanding principal and accrued interest of the 2020 Notes are due and payable on February 28, 2023. Interest on the 2020 Notes accrues at the rate of 12% per annum, payable quarterly in cash, beginning on June 30, 2020. Any accrued but unpaid quarterly installment of interest shall accrue interest at the rate of 14.0% per annum. Any overdue principal and accrued and unpaid interest at the maturity date shall accrue a mandatory default penalty of 20% of the outstanding principal balance and an interest rate of 14% per annum from the maturity date until paid in full. The Company used a portion of the net proceeds of the offering to finance the acquisition of Graphic Sciences and CEO Image and using the remaining net proceeds for working capital and general corporate purposes. The Company recognized a debt discount of $320,000 for the 80,000 shares issued in conjunction with the Units. The amortization of the debt discount will be recognized over the life of the 2020 Notes as interest expense, and was $88,889, respectively, for the twelve months ended December 31, 2020.

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

2016 Notes

The Company issued convertible promissory notes on December 30, 2016 in an aggregate amount of $315,000, and on January 6, 2017 and January 31, 2017 in an aggregate amount of $560,000 (collectively, the “2016 Unrelated Notes”), to unrelated accredited investors (the “2016 Note Investors”). Placement agent and escrow agent fees of $100,255 in the aggregate for those issuances, were paid out of the cash proceeds of those issuances. The 2016 Unrelated Notes bore interest at an annual rate of interest of 12% until maturity, with partial interest of 6% payable quarterly, and an original maturity date of December 31, 2018. The 2016 Note Investors had the right, in their sole discretion, to convert the 2016 Unrelated Notes into shares of Company common stock at a conversion rate of $32.50 per share. On September 17, 2018, the 2016 Unrelated Notes were amended to mature on December 31, 2020, and bore interest at an annual rate of interest of 10% until maturity, with partial interest of 5% payable quarterly. With the amendment, the 2016 Note Investors had the right, in their sole discretion, to convert the 2016 Unrelated Notes into shares of Company common stock at a conversion rate of $20.00 per share. The amendment was accounted for as a troubled debt restructuring with the future undiscounted cash flows being greater than the carrying value of the debt prior to extension. No gain was recorded on the amendment, and a new effective interest rate on the 2016 Unrelated Notes was established based on the carrying value of the debt and the revised future cash flows. The Company recognized an initial beneficial conversion feature in the amount of $369,677, plus a fair value adjustment of $56,661 under the troubled debt restructuring accounting. Interest expense recognized on the amortization of the beneficial conversion feature of the 2016 Unrelated Notes was $50,703 for the twelve months ended December 31, 2020 and 2019. These notes were further amended and converted into equity on March 2, 2020, as described further below in this note, see “2020 Note Conversion.”

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

11.	Notes Payable - Related Parties

Summary of Related Notes

The table below reflects the notes payable to related parties at December 31, 2020 and 2019, respectively:

	December 31, 2020	December 31, 2019
2019 Related Notes	$-	$397,728
2018 Related Notes	-	400,000
2017 Related Notes	-	390,000
2016 Related Notes, net of beneficial conversion feature of $20,015	-	354,985
Total notes payable - related party	$-	$1,542,713
Unamortized original issue discount and debt issuance costs	-	(75,313)
Less current portion	-	(1,467,400)
Long-term portion of notes payable-related party	$-	$-

As of December 31, 2019, accrued interest for these notes payable – related parties amounted to $294,191, and on the consolidated balance sheets was reflected within current liabilities as of December 31, 2019.

For the twelve months ended December 31, 2020 and 2019, interest expense in connection with notes payable – related parties was $88,941 and $245,215, respectively.

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

2016 Notes

On December 30, 2016, the Company issued convertible promissory notes in an aggregate amount of $375,000 (the “2016 Related Notes”) to accredited investors (the “2016 Related Note Investors”), including Robert Taglich and Michael Taglich (each holding more than 5% beneficial interest in the Company’s shares) and Robert Schroeder (a director of the Company). The 2016 Related Notes bore interest at an annual rate of interest of 12% until maturity, with partial interest of 6% payable quarterly, and an initial maturity date of December 31, 2018. The 2016 Related Note Investors had a right, in their sole discretion, to convert the 2016 Related Notes into shares of Company common stock at a conversion rate of $32.50 per share. On September 17, 2018, the 2016 Related Notes were amended to mature on December 31, 2020, and to bear interest at an annual rate of interest of 10% until maturity, with partial interest of 5% payable quarterly. With the amendment, the 2016 Related Note Investors had the right, in their sole discretion, to convert the 2016 Related Notes into shares at a conversion rate of $20.00 per share. The amendment was accounted for as a troubled debt restructuring with the future undiscounted cash flows being greater than the carrying value of the debt prior to extension. No gain was recorded on the amendment, and a new effective interest rate on the 2016 Related Notes was established based on the carrying value of the debt and the revised future cash flows. The Company recognized an initial beneficial conversion feature in the amount of $144,231, plus a fair value adjustment of $24,710 under the troubled debt restructuring accounting. Interest expense recognized on the amortization of the beneficial conversion feature of the 2016 Related Notes was $20,015 for the twelve months ended December 31, 2020 and 2019. These notes were further amended and converted into equity on March 2, 2020, as described further below in this note, see “2020 Note Conversion.”

12.	Deferred Compensation

Pursuant to the Company’s employment agreements with the founders, the founders have earned incentive compensation totaling $100,828 and $117,166 in cash, as of December 31, 2020 and 2019, respectively, which payment obligation has been deferred by the Company until it reasonably believes it has sufficient cash to make the payment. Following the retirement of founder A. Michael Chretien on December 8, 2017, the Company made bi-weekly payments of $1,846 until his portion of the deferred compensation had been paid, which occurred in May, 2020. For the twelve months ended December 31, 2020 and 2019, the Company paid $16,338 and $48,000, respectively, which is reflected as a reduction in the deferred compensation liability.

13.	Commitments and Contingencies

From time to time the Company is involved in legal proceedings, claims and litigation related to employee claims, contractual disputes and taxes in the ordinary course of business. Although the Company cannot predict the outcome of such matters, currently the Company has no reason to believe the disposition of any current matter could reasonably be expected to have a material adverse impact on the Company’s financial position, results of operations or the ability to carry on any of its business activities.

Employment Agreements

The Company has entered into employment agreements with three of its key executives. Under their respective agreements, the executives serve at will and are bound by typical confidentiality, non-solicitation and non-competition provisions. Deferred compensation for a founder of the Company, as disclosed in Note 12 above, is still outstanding as of December 31, 2020 and 2019.

Operating Leases

On January 1, 2010, the Company entered into an agreement to lease 6,000 rentable square feet of office space in Columbus, Ohio. The lease commenced on January 1, 2010 and, pursuant to a lease extension dated August 9, 2016, the lease expires on December 31, 2021. The Company is currently evaluating its renewal options.

Our subsidiary, Graphic Sciences, uses 36,000 square feet of leased space in Madison Heights as its main facility. Graphic Sciences uses about 20,000 square feet for its records storage services, with the remainder of the space used for production, sales, and administration. The monthly rental payment is $41,508, with increases annually in September up to $45,828 for the final year, with a lease term continuing until August 31, 2026. Graphic Sciences also leases and uses a separate 20,000 square foot building for document storage in Highland Park, MI, and a satellite office in Traverse City, MI for production. The monthly Highland Park rental payment is $11,250, with a lease term continuing until September 30, 2021. The monthly Traverse City rental payment is $4,500, with a lease term continuing until January 31, 2024. Graphic Sciences also leases and uses four leased vehicles for logistics. The monthly rental payments for these vehicles total $2,618, with lease terms continuing until October 31, 2024.

Graphic Sciences also leases and uses additional temporary storage space in Madison Heights, MI. This Madison Heights temporary storage space monthly rental payment is $12,500, with a lease term on a month-to-month basis. The Company has made an accounting policy election to not record a right-of-use asset and lease liability for short-term leases, which are defined as leases with a lease term of 12 months or less. Instead, the lease payments are recognized as rent expense in the general and administrative expenses on the statement of operations.

Future minimum lease payments under these operating leases are as follows:

For the Twelve Months Ending December 31,	Amount
2021	$840,812
2022	617,255
2023	617,085
2024	550,878
2025	542,750
Thereafter	366,626
$3,535,406

Lease costs charged to operations for the twelve months ended December 31, 2020 and 2019 amounted to $743,373 and $51,254, respectively. Included in the lease costs for the twelve months ended December 31, 2020 was short-term lease costs of $71,411. Additional information pertaining to the Company’s lease are as follows:

For the Twelve Months Ending December 31, 2020:
Operating cash flows from operating leases	$482,425
Weighted average remaining lease term – operating leases	5.1 years
Weighted average discount rate – operating leases	7.96%

As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

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

The reverse stock split did not cause an adjustment to par value of the common stock. As a result of the reverse stock split, the Company also adjusted the share amounts for shares reserved for issuance upon the exercise of outstanding warrants, outstanding stock options, and shares reserved for the 2015 Plan. All disclosures of common shares and per share data in the accompanying consolidated financial statements related notes have been adjusted to reflect the reverse stock split for all periods presented. The December 31, 2019 balances of common stock and additional paid in capital were adjusted to $371 and $14,419,437, from previously reported amounts of $31,528 and $14,388,280, respectively.

Issuance of Restricted Common Stock to Directors

On January 2, 2020 and January 7, 2019, the Company issued 16,429 and 10,454 shares, respectively, of restricted common stock to directors of the Company as part of an annual compensation plan for directors. The grant of shares was not subject to vesting. Stock compensation of $57,500 was recorded over the requisite service period for the twelve months ending December 31, 2020. Stock compensation of $57,500 was recorded on the issuance of the common stock for the twelve months ended December 31, 2019.

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

Between November 17 and November 30, 2017, the Company issued convertible promissory notes, the 2017 Unrelated Notes and the 2017 Related Notes (collectively, the “2017 Notes”), in an aggregate amount of $2,150,000 to certain accredited investors, including related parties, in private placements. The Company retained Taglich Brothers, Inc. as the exclusive placement agent for the private placement offering of the 2017 Notes. In compensation for the placement agent’s services in the private placement offering of the 2017 Notes, the Company paid the placement agent a cash payment of 8% of the gross proceeds of the offering, along with warrants to purchase shares of Company common stock, and the reimbursement for the placement agent’s reasonable out of pocket expenses, FINRA filing fees and related legal fees. On November 17, 2017, the Company paid the placement agent cash in the amount of $172,000 and issued the placement agent warrants to purchase 7,080 shares at an exercise price at $12.50 per share, which are exercisable for a period of five years after issuance, contain customary cashless exercise provisions and anti-dilution protection and were entitled to piggyback registration rights that were exercised in connection with the Company’s Registration Statement on Form S-1 declared effective in February 2018. On November 30, 2017, the Company issued the placement agent warrants to purchase 10,120 shares at an exercise price at $12.50 per share, which are exercisable for a period of five years after issuance, contain customary cashless exercise provisions and anti-dilution protection and are entitled to registration rights that were exercised in connection with the Company’s Registration Statement on Form S-1 declared effective in February 2018. Debt issuance costs of $126,603 was recorded for the issuance of the November 17 and November 30, 2017 warrants, utilizing the Black-Scholes valuation model. The fair value of warrants issued was determined to be $8.50 and $6.50 for the November 17 and November 30 warrants, respectively. For the twelve months ended December 31, 2020 and 2019, interest expense of $14,726 and $88,356, respectively, was recorded as amortization of the debt issuance costs.

Between September 20 and September 26, 2018, the Company issued convertible promissory notes, the 2018 Unrelated Notes and the 2018 Related Notes (collectively, the “2018 Notes”), in an aggregate amount of $1,300,000 to certain accredited investors, including related parties, in private placements. The Company retained Taglich Brothers, Inc. as the exclusive placement agent for the private placement offering of the 2018 Notes. In compensation, the Company paid the placement agent a cash payment of 8% of the gross proceeds of the offering, along with warrants to purchase shares of Company common stock, and reimbursement for the placement agent’s reasonable out of pocket expenses, FINRA filing fees and related legal fees. On September 20, 2018, the Company paid the placement agent cash in the amount of $40,000 and issued the placement agent warrants to purchase 6,153 shares at an exercise price at $9.00 per share, which are exercisable for a period of five years after issuance, contain customary cashless exercise provisions and anti-dilution protection and are entitled to limited piggyback registration rights. On September 26, 2018, the Company paid the placement agent cash in the amount of $64,000 and issued the placement agent warrants to purchase 9,846 shares at an exercise price at $9.00 per share, which are exercisable for a period of five years after issuance, contain customary cashless exercise provisions and anti-dilution protection and are entitled to limited piggyback registration rights. Debt issuance costs of $64,348 was recorded for the issuance of the September 20 and September 26, 2018 warrants, utilizing the Black-Scholes valuation model. The fair value of warrants issued was determined to be $5.00 and $3.50 for the September 20 and September 26 warrants, respectively. For the twelve months ended December 31, 2020, and 2019, interest expense of $14,458 and $86,750, respectively, was recorded as amortization of the debt issuance costs.

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

Shares Issued and Outstanding and Shares Reserved for Exercise of Warrants, Convertible Notes, and the 2015 Plan

The Company had 2,810,865 Shares issued and outstanding, 150,216 Shares reserved for issuance upon the exercise of outstanding warrants, and 197,330 Shares reserved for issuance under the 2015 Plan, as of December 31, 2020.

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

On February 10, 2016, the Company granted employees stock options to purchase 4,200 shares at an exercise price of $48.00 per share in accordance with the 2015 Plan. The options were fully vested as of February 10, 2020. The total fair value of $174,748 for these stock options was recognized by the Company over the requisite service period.

On December 6, 2016, the Company granted one employee stock options to purchase 2,000 shares at an exercise price of $38.00 per share in accordance with the 2015 Plan, with vesting continuing until December 2020. The total fair value of $63,937 for these stock options was recognized by the Company over the requisite service period.

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

On March 11, 2019, the Company canceled previously granted stock options to employees in the following amounts: 3,000 shares at an exercise price of $45.00 per share; 3,200 shares at an exercise price of $48.00 per share; 2,000 shares at an exercise price of $38.00 per share; 15,000 shares at an exercise price of $15.00 per share; and 10,000 shares at an exercise price of $19.00 per share. On March 11, 2019, the Company replaced those canceled stock options exercisable for a total of 33,200 shares with virtually identical stock options at an exercise price of $6.50 per share in accordance with the 2015 Plan. The incremental fair value of $24,898 for these stock options was recognized by the Company over the requisite service periods, which ranged by tranche from fully vested at issuance through vesting by December 2020.

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

The weighted average estimated values of director and employee stock option grants, as well as the weighted average assumptions that were used in calculating such values during the twelve months ended December 31, 2020 and 2019, were based on estimates at the date of grant as follows:

	April 30,	January 1,	February 10,
	2015 Grant	2016 Grant	2016 Grant
Risk-free interest rate	1.43%	1.76%	1.15%
Weighted average expected term	5 years	5 years	5 years
Expected volatility	143.10%	134.18%	132.97%
Expected dividend yield	0.00%	0.00%	0.00%

	December 6,	September 25,	January 30,
	2016 Grant	2017 Grant	2019 Grant
Risk-free interest rate	1.84%	1.85%	2.54%
Weighted average expected term	5 years	5 years	5 years
Expected volatility	123.82%	130.79%	115.80%
Expected dividend yield	0.00%	0.00%	0.00%

	March 11,	September 2,
	2019 Grant	2020 Grant
Risk-free interest rate	2.44%	0.26%
Weighted average expected term	5 years	5 years
Expected volatility	116.46%	121.33%
Expected dividend yield	0.00%	0.00%

A summary of stock option activity during the twelve months ended December 31, 2020, and 2019 is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2020	46,860	$9.02	9 years	19,200
Granted	99,000	4.00
Forfeited and expired	(500)	6.50
Outstanding at December 31, 2020	145,360	$5.61	9 years	$19,200

Exercisable at December 31, 2020	39,160	$9.51	8 years	$19,200

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2019	36,760	$25.04	8 years	79,200
Granted	43,550	6.72
Forfeited and expired	(33,450)	43.00

Outstanding at December 31, 2019	46,860	$9.02	9 years	$19,200

Exercisable at December 31, 2019	35,460	$9.82	9 years	$19,200

The weighted-average grant date fair value of options granted during the twelve months ended December 31, 2020 and 2019 was $3.30 and $4.49, respectively.

As of December 31, 2020 and 2019, there was $322,874 and $56,012, respectively, of total unrecognized compensation costs related to stock options granted under our stock option agreements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of four years. The total fair value of stock options that vested during the twelve months ended December 31, 2020, and 2019 was $16,650 and $108,035, respectively.

16.	Concentrations

Revenues from the Company’s services to a limited number of customers have accounted for a substantial percentage of the Company’s total revenues. For the twelve months ended December 31, 2020, the Company’s largest customer, State of Michigan (“Michigan”), a direct customer, accounted for approximately 47% of the Company’s total revenue for that period. For the twelve months ended December 31, 2019, the Company’s two largest customers each accounted for approximately 6%, of the Company’s revenues for that period.

For the twelve months ended December 31, 2020, and 2019, government contracts represented approximately 64% and 41% of the Company’s net revenues, respectively. A significant portion of the Company’s sales to Resellers represent ultimate sales to government agencies.

As of December 31, 2020, accounts receivable concentrations from the Company’s two largest customers were 54% and 16% of gross accounts receivable, respectively, and as of December 31, 2019, accounts receivable concentrations from the Company’s four largest customers were 25%, 25%, 16% and 12% of gross accounts receivable, respectively. Accounts receivable balances from the Company’s two largest customers at December 31, 2020 have been partially collected.

17.	Provision For Income Taxes

The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. For the twelve months ended December 31, 2020, and 2019, we have recognized the minimum amount of state income tax as required by the states in which we are required to file taxes. We are not currently subject to further federal or state tax since we have incurred losses since our inception.

Income tax benefit consists of the following Federal, deferred components for the twelve months ended December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Benefit of net operating losses	$(72,541)	$(524,000)
Other timing differences	(91,770)	76,070
Change in valuation allowance, including $188,000 reduction in valuation allowance due to purchased deferred tax liability	(23,989)	447,930
Tax benefit	$(188,300)	$-

A reconciliation is provided below of the U.S. Federal income tax expense at a statutory rate of 21% for the twelve months ended December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
U.S. statutory rate	21%	21%
U.S. Federal income tax at statutory rate	$(501,690)	$(447,930)
Increase (decrease) in income taxes due to:
Non-deductible earnout expense	299,040	-
Non-deductible goodwill amortization	33,390	-
Other differences	4,949	-
Benefit of acquisition-date purchased deferred tax liability	(188,300)	-
Other change in valuation allowance	164,311	447,930
Income tax benefit	$(188,300)	$-

The approximate tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	December 31, 2020	December 31, 2019
Deferred tax assets
Reserves and accruals not currently deductible for tax purposes	$51,000	$35,000
Amortizable assets	72,000	-
Net operating loss carryforwards	4,020,000	3,987,000
	4,143,000	4,022,000
Deferred tax liabilities
Property and equipment	(143,000)	-
Net Deferred tax assets	4,000,000	4,022,000
Valuation allowance	(4,000,000)	(4,022,000)
	$-	$-

As of December 31, 2020 and 2019, we had federal net operating loss carry forwards of approximately $19,129,000 and $18,986,000, respectively, which can be used to offset future federal income tax. The federal and state net operating loss carry forwards expire at various dates through 2040. We recorded a valuation allowance against all of our deferred tax assets as of both December 31, 2020, and December 31, 2019. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

18.	Certain Relationships and Related Transactions

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

19.	Subsequent Events

PPP Loan Forgiveness

As discussed in Note 10 – Notes Payable, the Company applied for forgiveness of its PPP loan, and the entire principal balance and interest were forgiven in January 2021.  The forgiveness income, totaling $845,083, will be recorded as other income for the year ended December 31, 2021.

Issuance of Restricted Common Stock to Directors

On February 15, 2021, the Company issued 12,207 new Shares of restricted common stock to directors of the Company in accordance with the Company’s director compensation policy. Stock compensation of $57,500 was recorded on the issuance of the common stock.

Commitment to Purchase Capital Equipment and Enter Into a Lease

On February 18, 2021, the Company committed to purchase warehouse racking in the amount of $326,864. The Company is evaluating equipment financing options to finance the equipment purchase. On February 5, 2021, the Company signed a lease for 37,000 square foot building, primarily for document storage, in Sterling Heights, MI, with monthly rental payments of $20,452 commencing on May 1, 2021 and a lease term continuing to April 30, 2028.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020 and concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of consolidated financial statements for external purposes, in accordance with generally accepted accounting principles. The effectiveness of any system of internal control over financial reporting is subject to inherent limitations and therefore, may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of future periods are subject to the risk that the controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Based on our evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act and we did maintain effective internal control over financial reporting, based on criteria issued by COSO.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this report.

Changes in Internal Control Over Financial Reporting

During the first fiscal quarter ended March 31, 2020, we completed the acquisition of Graphic Sciences. As a result, there were changes in our internal control over financial reporting that occurred during the first fiscal quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting stemming from our integration of Graphic Sciences. This change in control environment may lead us to modify certain internal controls in future periods.

ITEM 9B. OTHER INFORMATION

Not applicable

31

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2020.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2020.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2020.

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

32

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2021.

Intellinetics, Inc.

By:	/s/ James F. DeSocio
James F. DeSocio
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2021.

Name	Title

President, Chief Executive Officer, and Director
/s/ James F. DeSocio	(Principal Executive Officer)
James F. DeSocio

Chief Financial Officer and Treasurer
/s/ Joseph D. Spain	(Principal Financial and Accounting Officer)
Joseph D. Spain

/s/ Matthew L. Chretien	Chief Strategy Officer, Chief Technology Officer, Secretary, and Director
Matthew L. Chretien

/s/ Rye D’Orazio	Director
Rye D’Orazio

/s/ Roger Kahn	Director
Roger Kahn

/s/ Robert C. Schroeder	Chairman of the Board, and Director
Robert C. Schroeder

/s/ Sophie Pibouin	Director
Sophie Pibouin

33

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference
		Form	Exhibit	Filing Date

2.1	Stock Purchase Agreement, dated as of March 2, 2020, by and among Intellinetics, Inc., Graphic Sciences, Inc., and Thomas M. Liebold, Gregory P. Colton, Fredrick M. Kamienny, and Frederick L. Erlich	8-K	2.1	03-04-2020

2.2	Asset Purchase Agreement, dated April 21, 2020, by and among Intellinetics, Inc., CEO Imaging Systems, Inc., and Bradley R. Lahr	8-K	2.2	04-24-2020

3.1.1	Articles of Incorporation of Intellinetics, Inc.	10-SB	3.1	10-02-2000

3.1.2	Certificate of Correction, effective May 22, 2007	8-K	3.1	06-15-2007

3.1.3	Certificate of Amendment to Articles of Incorporation of Intellinetics, Inc.	8-K	99.1	09-03-2014

3.1.4	Certificate of Amendment to Articles of Incorporation of Intellinetics, Inc., dated March 2, 2020	8-K	3.1	03-04-2020

3.1.5	Certificate of Amendment to Articles of Incorporation of Intellinetics, Inc., dated March 3, 2020	8-K	3.2	03-04-2020

3.2.1	Bylaws of Intellinetics, Inc.	10-SB	3.3	10-02-2000

3.2.2	Amendment No. 1 to the Bylaws of Intellinetics, Inc.	8-K	3.4	03-01-2012

3.2.2	Amendment No. 2 to the Bylaws of Intellinetics, Inc.	8-K	3.3	03-04-2020

4.1	Form of Stock Certificate	10-K	4.1	03-30-2020

4.2	Form of Warrants dated November 30, 2016	8-K	10.2	12-06-2016

4.3	Form of Placement Agent Warrants, dated January 31, 2017	8-K	10.3	01-06-2017

4.4	Form of Warrant to Purchase Common Stock, issued October 22, 2017	8-K	10.2	10-26-2017

34

4.5	Form of Placement Agent Warrants	8-K	10.5	11-24-2017

4.6	Form of Placement Agent Warrants	8-K	10.3	09-26-18

4.7	Form of 12% Subordinated Notes, dated March 2, 2020	8-K	10.2	03-04-2020

4.8	Form of Placement Agent Warrants, dated March 2, 2020	8-K	4.4	03-04-2020

4.9	Description of Registered Securities +

10.1	Amended Employment Agreement of Matthew L. Chretien, dated September 16, 2011	8-K	10.37	02-13-2012

10.2	Amended Offer of Employment of Matthew L. Chretien, dated September 16, 2011	8-K	10.38	02-13-2012

10.3	Employment Agreement of Joseph D. Spain dated December 2, 2016	8-K	10.3	12-06-2016

10.4	Lease Renewal Agreement by and between Intellinetics, Inc. and Dividend Drive LLC, dated as of August 9, 2016	10-K	10.6	03-30-2017

10.5	Intellinetics, Inc. 2015 Equity Incentive Plan	8-K	10.3	04-30-2015

10.6	First Amendment to Intellinetics, Inc. 2015 Equity Incentive Plan, dated September 25, 2017	8-K	10.2	09-26-2017

10.7	Second Amendment to Intellinetics, Inc. 2015 Equity Incentive Plan, dated February 19, 2018	8-K	10.2	02-23-2018

10.8	Form of Non-Qualified Stock Option Agreement under Company’s 2015 Equity Incentive Plan	10-K	10.9	03-28-2016

10.9	Form of Incentive Stock Option Agreement under Company’s 2015 Equity Incentive Plan	8-K	10.6	01-05-2016

10.10	Offer Letter, dated September 25, 2017, between Intellinetics, Inc. and James F. DeSocio	8-K	10.1	09-26-2017

10.11	Intellinetics, Inc. 2018 Executive Incentive Compensation Plan	8-K	10.3	02-23-2018

10.12	Amendment, dated February 19, 2018, between Intellinetics, Inc. and Joseph D. Spain	8-K	10.1	02-23-2018

10.13	State of Michigan Enterprise Procurement Notice of Contract No 171 180000000749, between the State of Michigan and Graphic Sciences, Inc., with Standard Contract Terms, dated June 1, 2018	8-K	10.4	03-04-2020

10.14	Standard Industrial Lease Agreement, by and between KHS Properties, LLC and Graphic Sciences, Inc., dated August 30, 2018. +

10.15	Lease, by and between Liberty Park Commerce Center, LLC and Graphic Sciences, Inc., dated February 5, 2021. +

21.1	List of Subsidiaries of Intellinetics, Inc. +

23.1	Consent of Independent Registered Public Accounting Firm +

31.1	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 +

31.2	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 +

32.1	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 +

32.2	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 +

101.INS	XBRL Instance Document +

101.SCH	XBRL Taxonomy Extension Schema Document +

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document +

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document +

101.LAB	XBRL Taxonomy Extension Label Linkbase Document +

101.PRE	XBRL Taxonomy Extension Linkbase Document +

+	Filed herewith:

35