Form 10-Q
period 2021-03-31
INTELLINETICS, INC.
filed 2021-05-17
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

As of May 17, 2021, there were 2,823,072 shares of the issuer’s common stock outstanding, each with a par value of $0.001 per share.

INTELLINETICS, INC.

Form 10-Q

March 31, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the documents incorporated into this report by reference contain forward-looking statements. In addition, from time to time we may make additional forward-looking statements in presentations, at conferences, in press releases, in other reports and filings and otherwise. Forward-looking statements are all statements other than statements of historical facts, including statements that refer to plans, intentions, objectives, goals, targets, strategies, hopes, beliefs, projections, prospects, expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. The words “may,” “could,” “should,” “would,” “will,” “project,” “intend,” “continue,” “believe,” “anticipate,” “estimate,” “forecast,” “expect,” “plan,” “potential,” “opportunity,” “scheduled,” “goal,” “target,” and “future,” variations of such words, and other comparable terminology and similar expressions and references to future periods are often, but not always, used to identify forward-looking statements. Examples of forward-looking statements include, among other things, statements about the following:

●	the ongoing effect of the novel coronavirus pandemic (“COVID-19”), including its macroeconomic effects on our business, operations, and financial results; and the effect of governmental lockdowns, restrictions and new regulations on our operations and processes;

●	our prospects, including our future business, revenues, expenses, net income, earnings per share, margins, profitability, cash flow, cash position, liquidity, financial condition and results of operations, backlog of orders and revenue, our targeted growth rate, our goals for future revenues and earnings, and our expectations about realizing the revenues in our backlog and in our sales pipeline;

●	the effects on our business, financial condition and results of operations of current and future economic, business, market and regulatory conditions, including the current economic and market conditions and their effects on our customers and their capital spending and ability to finance purchases of our products, services, technologies and systems;

●	our expectation that the shift from an offline to online world will continue to benefit our business;

●	our ability to integrate our two recent acquisitions and any future acquisitions, grow their businesses and obtain the expected financial and operational benefits from those businesses;

●	the effects of fluctuations in sales on our business, revenues, expenses, net income, earnings per share, margins, profitability, cash flow, capital expenditures, liquidity, financial condition and results of operations;

●	our products, services, technologies and systems, including their quality and performance in absolute terms and as compared to competitive alternatives, their benefits to our customers and their ability to meet our customers’ requirements, and our ability to successfully develop and market new products, services, technologies and systems;

●	our markets, including our market position and our market share;

●	our ability to successfully develop, operate, grow and diversify our operations and businesses;

●	our business plans, strategies, goals and objectives, and our ability to successfully achieve them;

●	the sufficiency of our capital resources, including our cash and cash equivalents, funds generated from operations, availability credit and financing arrangements and other capital resources, to meet our future working capital, capital expenditure, lease and debt service and business growth needs;

●	the value of our assets and businesses, including the revenues, profits and cash flow they are capable of delivering in the future;

●	the amount and timing of revenue recognition from customer contracts with commitments for performance obligations, including our estimate of the remaining amount of commitments and when we expect to recognize revenues;

●	industry trends and customer preferences and the demand for our products, services, technologies and systems; and

●	the nature and intensity of our competition, and our ability to successfully compete in our markets.

Any forward-looking statements we make are based on our current plans, intentions, objectives, strategies, projections and expectations, as well as assumptions made by and information currently available to management. Forward-looking statements are not guarantees of future performance or events, but are subject to and qualified by substantial risks, uncertainties and other factors, which are difficult to predict and are often beyond our control. Forward-looking statements will be affected by assumptions and expectations we might make that do not materialize or that prove to be incorrect and by known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed, anticipated or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, those described in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed on March 30, 2021, as well as other risks, uncertainties and factors discussed elsewhere in this Quarterly Report, in documents that we include as exhibits to or incorporate by reference in this report, and in other reports and documents we from time to time file with or furnish to the Securities and Exchange Commission (the “SEC”). In light of these risks and uncertainties, you are cautioned not to place undue reliance on any forward-looking statements that we make.

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

As used in this Quarterly Report, unless the context indicates otherwise:

●	the terms “Intellinetics,” “Company,” “the company” “us,” “we,” “our,” and similar terms refer to Intellinetics, Inc., a Nevada corporation, and its subsidiaries;
●	“Intellinetics Ohio” refers to Intellinetics, Inc., an Ohio corporation and a wholly-owned subsidiary of Intellinetics; and
●	“Graphic Sciences” refers to Graphic Sciences, Inc., a Michigan corporation and a wholly-owned subsidiary of Intellinetics.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(unaudited)
	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash	$2,003,052	$1,907,882
Accounts receivable, net of allowance for doubtful accounts of $63,893 and $65,927 at March 31, 2021 and December 31, 2020, respectively	1,055,023	792,380
Accounts receivable, unbilled	346,151	523,522
Parts and supplies, net	75,877	79,784
Prepaid expenses and other current assets	231,475	162,166
Total current assets	3,711,578	3,465,734

Property and equipment, net	889,686	698,752
Right of use assets	2,511,445	2,641,005
Intangible assets, net	1,130,852	1,184,971
Goodwill	2,322,887	2,322,887
Other assets	27,284	31,284
Total assets	$10,593,732	$10,344,633

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$240,236	$141,823
Accrued compensation	391,310	271,889
Accrued expenses, other	141,748	131,685
Lease liabilities - current	489,105	518,531
Deferred revenues	945,812	996,131
Deferred compensation	100,828	100,828
Earnout liabilities - current	947,472	877,522
Accrued interest payable - current	-	5,941
Notes payable - current	-	580,638
Total current liabilities	3,256,511	3,624,988

Long-term liabilities:
Notes payable - net of current portion	1,596,723	1,802,184
Lease liabilities - net of current portion	2,096,618	2,196,951
Earnout liabilities - net of current portion	1,566,478	1,566,478
Total long-term liabilities	5,259,819	5,565,613
Total liabilities	8,516,330	9,190,601

Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized; 2,823,072 and 2,810,865 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	2,823	2,811
Additional paid-in capital	24,228,074	24,147,488
Accumulated deficit	(22,153,495)	(22,996,267)
Total stockholders’ equity	2,077,402	1,154,032
Total liabilities and stockholders’ equity	$10,593,732	$10,344,633

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020

Revenues:
Sale of software	$9,594	$94,100
Software as a service	323,726	225,994
Software maintenance services	340,446	261,243
Professional services	1,652,463	560,029
Storage and retrieval services	308,990	72,298
Total revenues	2,635,219	1,213,664

Cost of revenues:
Sale of software	4,237	38,302
Software as a service	76,340	72,515
Software maintenance services	24,388	46,516
Professional services	834,238	272,505
Storage and retrieval services	91,112	17,701
Total cost of revenues	1,030,315	447,539

Gross profit	1,604,904	766,125

Operating expenses:
General and administrative	1,039,026	865,085
Change in fair value of earnout liabilities	69,950	-
Significant transaction costs	-	460,767
Sales and marketing	290,311	243,689
Depreciation and amortization	94,884	28,091

Total operating expenses	1,494,171	1,597,632

Income/loss from operations	110,733	(831,507)

Other income (expense)
Gain on extinguishment of debt	845,083	287,426
Interest expense, net	(113,044)	(290,430)

Total other income/expense	732,039	(3,004)

Income/loss before income taxes	842,772	(834,511)

Income tax benefit	-	188,300

Net income/loss	$842,772	$(646,211)

Basic net income (loss) per share:	$0.30	$(0.54)
Diluted net income (loss) per share:	$0.27	$(0.54)
Weighted average number of common shares outstanding - basic	2,822,665	1,185,846
Weighted average number of common shares outstanding - diluted	3,106,885	1,185,846

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2019	370,497	$371	$14,419,437	$(20,796,066)	$(6,376,258)

Stock Issued to Directors	16,428	16	57,484	-	57,500

Stock Option Compensation	-	-	11,573	-	11,573

Stock Issued	955,000	955	3,819,045	-	3,820,000

Stock Issued for Convertible Notes	1,468,940	1,469	5,728,566	-	5,730,035

Equity Issuance Costs	-	-	(307,867)	-	(307,867)

Note Offer Warrants	-	-	372,053	-	372,053

Net Loss	-	-	-	(646,211)	(646,211)

Balance, March 31, 2020	2,810,865	$2,811	$24,100,291	$(21,442,277)	$2,660,825

Balance, December 31, 2020	2,810,865	$2,811	24,147,488	$(22,996,267)	$1,154,032

Stock Issued to Directors	12,207	12	57,488	-	57,500

Stock Option Compensation	-	-	23,098	-	23,098

Net Income	-	-	-	842,772	842,772

Balance, March 31, 2021	2,823,072	$2,823	$24,228,074	$(22,153,495)	$2,077,402

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020

Cash flows from operating activities:
Net income/(loss)	$842,772	$(646,211)
Adjustments to reconcile net income/loss to net cash used in operating activities:
Depreciation and amortization	94,884	28,091
Bad debt expense	(2,634)	23,287
Parts and supplies reserve change	4,500	1,500
Amortization of deferred financing costs	25,935	39,287
Amortization of beneficial conversion option	-	11,786
Amortization of debt discount	26,666	8,889
Amortization of right of use asset	129,560	45,197
Stock issued for services	57,500	57,500
Stock options compensation	23,098	11,573
Note conversion stock issue expense	-	141,000
Warrant issue expense	-	236,761
Interest on converted debt	-	176,105
Amortization of original issue discount on notes	-	16,864
Gain on extinguishment of debt	(845,083)	(287,426)
Change in fair value of earnout liabilities	69,950	-
Changes in operating assets and liabilities:
Accounts receivable	(260,009)	294,853
Accounts receivable, unbilled	177,371	8,423
Parts and supplies	(593)	(11,506)
Prepaid expenses and other current assets	(65,309)	(82,390)
Accounts payable and accrued expenses	227,897	(90,718)
Lease liabilities, current and long-term	(129,759)	(43,908)
Deferred compensation	-	(13,046)
Accrued interest, current and long-term	442	20,000
Deferred revenues	(50,319)	(89,862)
Total adjustments	(515,903)	502,260
Net cash provided by/(used in) operating activities	326,869	(143,951)

Cash flows from investing activities:
Cash paid to acquire business, net of cash acquired	-	(3,888,984)
Purchases of property and equipment	(231,699)	(7,742)
Net cash used in investing activities	(231,699)	(3,896,726)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	3,167,500
Offering costs paid on issuance of common stock	-	(307,867)
Payment of deferred financing costs	-	(175,924)
Proceeds from notes payable	-	2,000,000
Net cash provided by financing activities	-	4,683,709

Net increase in cash	95,170	643,032
Cash - beginning of period	1,907,882	404,165
Cash - end of period	$2,003,052	$1,047,197

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$60,000	$2,154
Cash paid during the period for income taxes	$913	$-

Supplemental disclosure of non-cash financing activities:
Accrued interest notes payable converted to equity	$-	$796,074
Accrued interest notes payable related parties converted to equity	-	238,883
Discount on notes payable for beneficial conversion feature	-	320,000
Discount on notes payable for warrants	-	135,292
Notes payable converted to equity	-	3,421,063
Notes payable converted to equity - related parties	-	1,465,515

Supplemental disclosure of non-cash investing activities relating to business acquisitions:
Cash	$-	$17,269
Accounts receivable	-	1,071,770
Accounts receivable, unbilled	-	266,403
Parts and supplies	-	101,016
Prepaid expenses	-	73,116
Other current assets	-	5,954
Right of use assets	-	2,885,618
Property and equipment	-	732,372
Intangible assets	-	1,230,000
Accounts payable	-	(129,622)
Accrued expenses	-	(155,949)
Lease liabilities	-	(2,947,684)
Federal and state taxes payable	-	(168,900)
Deferred revenues	-	(39,186)
Deferred tax liabilities, net	-	(149,900)
Net assets acquired in acquisition	-	2,792,277
Total goodwill acquired in acquisition	-	1,800,176
Total purchase price of acquisition	-	4,592,453
Purchase price of business acquisition financed with earnout liability	-	(686,200)
Purchase price of business acquisition financed with installment payments	-	-
Cash used in business acquisition	$-	$3,906,253

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Business Organization and Nature of Operations

Intellinetics, Inc., formerly known as GlobalWise Investments, Inc., (“Intellinetics” or the “Company” or “we” or “us”), is a Nevada corporation incorporated in 1997, with two subsidiaries: Intellinetics, Inc., an Ohio corporation that is wholly-owned by the Company (“Intellinetics Ohio), and Graphic Sciences, Inc., a Michigan corporation that is also wholly-owned by the Company (“Graphic Sciences”). Intellinetics Ohio was incorporated in 1996, and on February 10, 2012, Intellinetics Ohio became the sole operating subsidiary of the Company as a result of a reverse merger and recapitalization. On March 2, 2020, the Company purchased all the outstanding capital stock of Graphic Sciences.

Our products and services are provided through two reporting segments: Document Management and Document Conversion. Our Document Management segment, which includes the CEO Imaging Systems, Inc. (“CEO Image”) asset acquisition in April 2020, consists primarily of solutions involving our software platform, allowing customers to capture and manage their documents across operations such as scanned hard-copy documents and digital documents including those from Microsoft Office 365, digital images, audio, video and emails. Our Document Conversion segment, which includes and primarily consists of the Graphic Science acquisition, provides assistance to customers as a part of their overall document strategy to convert documents from one medium to another, predominantly paper to digital, including migration to our software solutions, as well as long-term storage and retrieval services. Our solutions create value for customers by making it easy to connect business-critical documents to the people who need them by making those document easy to find and access, while also being secure and compliant with the customers’ audit requirements. Solutions are sold both directly to end-users and through resellers.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”).

The financial statements presented in this Quarterly Report on Form 10-Q are unaudited. However, in the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with GAAP applicable to interim periods. The financial data and other financial information disclosed in these notes to the accompanying condensed consolidated financial statements are also unaudited. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations thereunder.

Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2021 or any other future period.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC filed on March 30, 2021.

3.	Liquidity and Management’s Plans

We have financed our operations primarily through a combination of cash on hand, cash generated from operations, borrowings from third parties and related parties, and proceeds from private sales of equity. From 2012 through March 2021 we raised a total of approximately $18.6 million in cash through issuance of debt and equity securities. As of March 31, 2021, we had $2,003,052 in cash and cash equivalents, net working capital of $455,067, and an accumulated deficit of approximately $22 million.

In 2020, we engaged in several actions that significantly improved our liquidity and cash flows, including:

●	acquiring the expected positive cash flow generated by Graphic Sciences and CEO Image,

●	receiving aggregate gross proceeds of $3.5 million from the private placement of our common stock,

●	converting all of the outstanding principal and accrued interest payable on our then-existing convertible debt in the approximate amount of $6.0 million into shares of common stock at a conversion price of $4.00 per share, and

●	receiving $2.0 million in proceeds from the issuance of 12% subordinated promissory notes due February 28, 2023, which we refer to as the 2020 Notes, and

●	obtaining the PPP loan in the principal amount of $838,700, the principal and interest on which was forgiven in its entirety by the SBA by notice we received on January 20, 2021.

Overall, we reduced our outstanding debt by approximately $3 million during 2020 and have not incurred any new debt in 2021 as of the date of this Quarterly Report.

Our ability to meet our capital needs in the future will depend on many factors, including maintaining and enhancing our operating cash flow, successfully managing the transition of our recent acquisitions of Graphic Sciences and CEO Image, successfully retaining and growing our client base in the midst of general economic uncertainty, and managing the continuing effects of the COVID-19 pandemic on our business. We will need to successfully manage our cash flows to support potential future earn-out commitments and debt service commitments. In the past, management had assessed that there was substantial doubt regarding our ability to continue as a going concern, in light of our history of operating losses and prior projections of cash flows relative to cash needs. However, management has re-evaluated these conditions in light of our improved balance sheet and consolidated cash flow, and our recently enhanced business plan and operating projections in light of our recent capital restructuring and business acquisitions.

Based on our current plans and assumptions, we believe our capital resources, including our cash and cash equivalents, along with funds expected to be generated from our operations, will be sufficient to meet our anticipated cash needs arising in the ordinary course of business for at least the next 12 months, including to satisfy our expected working capital needs, earn-out obligations and capital and debt service commitments.

4.	Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements accompanying these notes include the accounts of Intellinetics and the accounts of all its subsidiaries in which it holds a controlling interest. Under GAAP, consolidation is generally required for investments of more than 50% of the outstanding voting stock of an investee, except when control is not held by the majority owner. We have two subsidiaries: Intellinetics Ohio and Graphic Sciences. We consider the criteria established under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 810, “Consolidations” in the consolidation process. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses. By their nature, these estimates and assumptions are subject to an inherent degree of uncertainty. The impact of COVID-19 has significantly increased economic and demand uncertainty. Because future events and their effects cannot be determined with precision, actual results could differ significantly from estimated amounts.

Significant estimates and assumptions include valuation allowances related to receivables, accounts receivable -unbilled, allowance for obsolescence or slow-moving parts and supplies inventory, the recoverability of long-term assets, depreciable lives of property and equipment, purchase price allocations for acquisitions, fair value for goodwill and intangibles, the lease liabilities, estimates of fair value deferred taxes and related valuation allowances. Our management monitors these risks and assesses our business and financial risks on a quarterly basis.

Revenue Recognition

In accordance with ASC 606, “Revenue From Contracts With Customers,” we follow a five-step model to assess each contract of a sale or service to a customer: identify the legally binding contract, identify the performance obligations, determine the transaction price, allocate the transaction price, and determine whether revenue will be recognized at a point in time or over time. Revenue is recognized when a performance obligation is satisfied and the customer obtains control of promised goods and services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods and services. In addition, ASC 606 requires disclosures of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

We categorize revenue as software, software as a service, software maintenance services, professional services, and storage and retrieval services. We earn the majority of our revenue from the sale of professional services, followed by the sale of software maintenance services and software as a service. We apply our revenue recognition policies as required in accordance with ASC 606 based on the facts and circumstances of each category of revenue. More detail regarding each category of revenue is contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC filed on March 30, 2021

Contract balances

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

The following table present changes in our contract assets and liabilities during the three months ended March 31, 2021 and 2020:

	Balance at Beginning of Period	Addition from acquisition (Note 5)	Revenue Recognized in Advance of Billings	Billings	Balance at End of Period
Three months ended March 31, 2021
Contract assets: Accounts receivable, unbilled	$523,522	$-	$466,310	$(643,681)	$346,151

Three months ended March 31, 2020
Contract assets: Accounts receivable, unbilled	$23,371	$276,023	$24,568	$(32,991)	$290,971

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

Remaining performance obligations represent the transaction price from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 95% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. As of March 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations for software as a service and software maintenance contracts with a duration greater than one year was $47,750. As of December 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations for software as a service and software maintenance contracts with a duration greater than one year was $45,323. This does not include revenue related to performance obligations that are part of a contract whose original expected duration is one year or less.

	Balance at Beginning of Period	Addition from acquisition (Note 5)	Billings	Recognized Revenue	Balance at End of Period
Three months ended March 31, 2021
Contract liabilities: Deferred revenue	$996,131	$-	$684,140	$(734,459)	$945,812

Three months ended March 31, 2020
Contract liabilities: Deferred revenue	$754,073	$39,186	$491,980	$(581,842)	$703,397

Parts and Supplies

Parts and supplies are valued at the lower of cost or net realizable value. Costs are determined using the first-in, first-out method. Parts and supplies are used for scanning and document conversion services. A provision for potentially obsolete or slow-moving parts and supplies inventory is made based on parts and supplies levels, future sales forecasted and management’s judgment of potentially obsolete parts and supplies. The Company recorded an allowance of $19,500 and $15,000 at March 31, 2021 and December 31, 2020, respectively.

Property and Equipment

Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed over the estimated useful lives of the related assets on a straight-line basis. Furniture and fixtures, computer hardware and purchased software are depreciated over three to seven years. Leasehold improvements are amortized over the life of the lease or the asset, whichever is shorter, generally seven to ten years. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation and amortization of these assets are removed from the accounts and the resulting gains and losses are reflected in the results of operations. Construction in progress represents warehouse racking for document storage and retrieval purposes. No depreciation is provided for construction in progress until it is completed and placed into service.

Purchase Accounting Related Fair Value Measurements

We allocate the purchase price, including contingent consideration, of our acquisitions to the assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Such fair market value assessments are primarily based on third-party valuations using assumptions developed by management that require significant judgments and estimates that can change materially as additional information becomes available. The purchase price allocated to intangibles is based on unobservable factors, including but not limited to, projected revenues, expenses, customer attrition rates, a weighted average cost of capital, among others. The weighted average cost of capital uses a market participant’s cost of equity and after-tax cost of debt and reflects the risks inherent in the cash flows. The approach to valuing the initial contingent consideration associated with the purchase price also uses similar unobservable factors such as projected revenues and expenses over the term of the contingent earn-out period, discounted for the period over which the initial contingent consideration is measured, and volatility rates. We finalize the purchase price allocation once certain initial accounting valuation estimates are finalized, and no later than 12 months following the acquisition date.

Software Development Costs

We design, develop, test, market, license, and support new software products and enhancements of current products. We continuously monitor our software products and enhancements to remain compatible with standard platforms and file formats. In accordance with ASC 985-20 “Costs of Software to be Sold, Leased or Otherwise Marketed,” we expense software development costs, including costs to develop software products or the software component of products to be sold, leased, or marketed to external users, before technological feasibility is reached. Once technological feasibility has been established, certain software development costs incurred during the application development stage are eligible for capitalization. Based on our software development process, technical feasibility is established upon completion of a working model. Technological feasibility is typically reached shortly before the release of such products. No such costs were capitalized during the periods presented in this report.

In accordance with ASC 350-40, “Internal-Use Software,” we capitalize purchase and implementation costs of internal use software. Once an application has reached development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon complete of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable that the expenditure will result in additional functionality. No such costs were capitalized during the periods presented in this report.

For the three months ended March 31, 2021 and 2020, our expensed software development costs were $102,195 and $87,895, respectively.

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

Advertising

We expense the cost of advertising as incurred. Advertising expense for the three months ended March 31, 2021 and 2020 amounted to $675 and $1,989, respectively.

Earnings (Loss) Per Share

Basic income or loss per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted income or loss per share is computed by dividing net income or loss by the diluted weighted average number of shares of common stock outstanding during the period. The diluted weighted average number of shares gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share exclude all diluted potential shares if their effect is anti-dilutive, including warrants or options which are out-of-the-money and for those periods with a net loss. The three months ended March 31, 2021 reported net income, while the three months ended March 31, 2020 reported a net loss.

We have outstanding stock options which have not been included in the calculation of diluted net loss per share for the three months ended March 31, 2020 because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for each period are the same.

Income Taxes

We file a consolidated federal income tax return with our subsidiaries. The provision for income taxes is computed by applying statutory rates to income before taxes.

Deferred income taxes are recognized for the tax consequences in future years of temporary differences between the financial reporting and tax bases of assets and liabilities as of each period-end based on enacted tax laws and statutory rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A 100% valuation allowance has been established on deferred tax assets at March 31, 2021 and December 31, 2020, due to the uncertainty of our ability to realize future taxable income.

We account for uncertainty in income taxes in our financial statements as required under ASC 740, “Income Taxes.” The standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition accounting. Management determined there were no material uncertain positions taken by us in our tax returns.

Segment Information

Operating segments are defined in the criteria established under the FASB ASC Topic 280 as components of public entities that engage in business activities from which they may earn revenues and incur expenses for which separate financial information is available and which is evaluated regularly by our chief operating decision maker (“CODM”) in deciding how to assess performance and allocate resources. Our CODM assesses performance and allocates resources based on two operating segments: Document Management and Document Conversion. These segments contain individual business components that have been combined on the basis of common management, customers, solutions offered, service processes and other economic characteristics. We currently have no intersegment sales. We evaluate the performance of our segments based on gross profits.

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

Information by operating segment is as follows:

	Three months ended March 31, 2021	Three months ended March 31, 2020
Revenues
Document Management	$735,818	$618,051
Document Conversion	1,899,401	595,613
Total revenues	$2,635,219	$1,213,664

Gross profit
Document Management	$587,500	$434,705
Document Conversion	1,017,404	331,420
Total gross profit	$1,604,904	$766,125

Capital additions, net
Document Management	$38,117	$3,194
Document Conversion	193,582	4,548
Total capital additions, net	$231,699	$7,742

	March 31, 2021	December 31, 2020
Total assets
Document Management	$2,499,737	$2,295,165
Document Conversion	8,093,995	8,049,468
Total assets	$10,593,732	$10,344,633

Statement of Cash Flows

For purposes of reporting cash flows, cash includes cash on hand and demand deposits held by banks.

Reclassifications

Certain amounts reported in prior filings of the condensed consolidated financial statements have been reclassified to conform to current period presentation.

5.	Business Acquisitions – Earnout Liability

On March 2, 2020, we acquired all of the issued and outstanding stock of Graphic Sciences. The purchase price paid for Graphic Sciences was $3,906,253 in cash plus potential contingent, or earnout, payments of up $833,000 annually over a three year period based on a gross profit level achieved by Graphic Sciences on an annual basis, for maximum total earnout payments over a three year period of $2,500,000, and with no minimum earnout payments. At the time of this acquisition, management estimated a fair value of the contingent liability—earnout (“earnout liability”) of $686,200 based on the terms of the earnout, and accordingly, recorded this amount as our earnout liability at the acquisition date in accordance with GAAP. At March 31, 2021, we accrued an earnout liability of $2,179,950 to reflect the improved performance of the acquisition against its threshold target and a reduction of uncertainty driven by the COVID-19 pandemic. See Note 7 for the estimated fair value of the earnout liability as of March 31, 2021.

On April 21, 2020, we acquired substantially all of the assets of CEO Image. The purchase price paid for the assets of CEO Image consisted of $128,832 in cash, $170,000 in installment payments paid during 2020, and potential contingent, or earnout, payments of up $185,000 annually over a two year based on a sales revenue level achieved by certain customers of CEO Image on an annual basis, for maximum total earnout payments over a two year period of $370,000, and with no minimum earnout payments. At the time of this acquisition, management estimated a fair value of the contingent liability—earnout (“earnout liability”) of $203,000 based on the terms of the earnout, and accordingly, recorded this amount as our earnout liability at the acquisition date in accordance with GAAP. At March 31, 2021, we accrued an earnout liability of $334,000 to reflect the improved performance of the acquisition against its threshold target and a reduction of uncertainty driven by the COVID-19 pandemic. See Note 7 for the estimated fair value of the earnout liability as of March 31, 2021.

The following unaudited pro forma information presents a summary of the condensed consolidated results of operations for the Company as if the acquisitions of Graphic Sciences and CEO Image had occurred on January 1, 2020.

For the three months ended March 31, 2020	(unaudited)
March 31, 2020
Total revenues	$2,610,044

Net loss	$(461,710)

Basic and diluted net loss per share	$(0.16)

The unaudited pro forma consolidated results are based on the Company’s historical financial statements and those of Graphic Sciences and CEO Image and do not necessarily indicate the results of operations that would have resulted had the acquisition actually been completed at the beginning of the applicable period presented. The pro forma financial information assumes that the companies were combined as of January 1, 2020.

The following table presents the amounts of revenue and earnings of the acquirees since the acquisition date included in the condensed consolidated income statement for the reporting period.

For the three months ended March 31, 2021	Graphic Sciences	CEO Image
Total revenues	$1,843,221		$132,605

Net income	$303,521	$	(a)

For the three months ended March 31, 2020	Graphic Sciences	CEO Image
Total revenues	$556,254	$-

Net income	$79,342	$-

(a)	Total earnings from the CEO Image acquisition is impracticable to disclose as the operations were merged with existing operations and not accounted for separately.

6.	Intangible Assets, Net

At March 31, 2021, intangible assets consisted of the following:

	Estimated		Accumulated
	Useful Life	Costs	Amortization	Net
Trade names	10 years	$119,000	$(12,892)	$106,108
Customer contracts	5-8 years	1,242,000	(217,256)	1,024,744
		$1,361,000	$(230,148)	$1,130,852

At December 31, 2020, intangible assets consisted of the following:

	Estimated		Accumulated
	Useful Life	Costs	Amortization	Net
Trade names	10 years	$119,000	$(9,917)	$109,083
Customer contracts	5-8 years	1,242,000	(166,112)	1,075,888
		$1,361,000	$(176,029)	$1,184,971

Amortization expense for the three months ended March 31, 2021 and March 31, 2020, amounted to $54,119 and $15,856, respectively. The following table represents future amortization expense for intangible assets subject to amortization.

For the Twelve Months Ending March 31,	Amount
2022	$216,475
2023	216,475
2024	216,475
2025	216,475
2026	179,292
Thereafter	85,660
$1,130,852

7.	Fair Value Measurements

Under GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy consists of the following three levels. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs consist of quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data. Level 3 inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The carrying values of cash and equivalents, accounts receivable, accounts payable, accrued expenses, and the PPP Note (prior to forgiveness) approximate fair value because of its short maturity. Management believes that the carrying value of the 2020 Notes approximate fair value given the March 2, 2020 transaction proximity to December 31, 2020 in conjunction with the absence of significant net change in the overall economic environment with regards to availability of credit to Company.

We have earnout liabilities related to our two 2020 acquisitions which are measured on a recurring basis and recorded at fair value, measured using probability-weighted analysis and discounted using a rate that appropriately captures the risks associated with the obligation. The inputs used to calculate the fair value of the earnout liabilities are considered to be Level 3 inputs due to the lack of relevant market activity and significant management judgment. Key unobservable inputs include revenue growth rates, which ranged from 0% to 7%, and volatility rates, which were 20% for gross profits. An increase in future revenues and gross profits may result in a higher estimated fair value while a decrease in future revenues and gross profits may result in a lower estimated fair value of the earnout liabilities.

The following table provides a summary of the changes in fair value of the earnout liabilities for the three months ended March 31, 2021:

March 31, 2021
Fair value at December 31, 2020	$2,444,000
Change in fair value	69,950
Fair value at March 31, 2021	$2,513,950

The fair values of amounts owed are recorded in the current and long-term portions of earnout liabilities in our condensed consolidated balance sheets. Changes in fair value are recorded in change in fair value of earnout liabilities in our condensed consolidated statements of operations.

8.	Property and Equipment

Property and equipment are comprised of the following:

	March 31, 2021	December 31, 2020
Computer hardware and purchased software	$1,079,031	$1,019,259
Leasehold improvements	275,106	275,106
Furniture and fixtures	82,056	82,056
Construction in progress	171,927	-
	1,608,120	1,376,421
Less: accumulated depreciation	(718,434)	(677,669)
Property and equipment, net	$889,686	$698,752

Total depreciation expense on our property and equipment for the three months ended March 31, 2021 and 2020 amounted to $40,765 and $12,235, respectively.

9.	Notes Payable – Unrelated Parties

Summary of Notes Payable to Unrelated Parties

The table below summarizes all notes payable at March 31, 2021 and December 31, 2020, respectively, with the exception of related party notes disclosed in Note 10 “Notes Payable - Related Parties.”

	March 31, 2021	December 31, 2020
PPP Note Payable (a)	$-	$838,700
2020 Notes	2,000,000	2,000,000
Total notes payable	$2,000,000	$2,838,700
Less unamortized debt issuance costs	(198,833)	(224,767)
Less unamortized debt discount	(204,444)	(231,111
Less current portion	-	(580,638
Long-term portion of notes payable	$1,596,723	$1,802,184

(a)	The full amount of the principal and interest on the PPP Note was forgiven on January 20, 2021.

Future minimum principal payments of the 2020 Notes are as follows:

As of March 31,	Amount
2023	$2,000,000
Total	$2,000,000

As of March 31, 2021 and December 31, 2020, accrued interest for these notes payable with the exception of the related party notes in Note 10, “Notes Payable - Related Parties,” was $0 and $5,941, respectively. As of March 31, 2021 and December 31, 2020, unamortized deferred financing costs and unamortized debt discount were reflected within long term liabilities on the condensed consolidated balance sheets.

With respect to all notes outstanding (other than the notes to related parties), for the three months ended March 31, 2021 and 2020, interest expense, including the amortization of deferred financing costs, accrued loan participation fees, original issue discounts, deferred interest and related fees, interest expense related to warrants issued for the conversion of convertible notes, and the embedded conversion feature was $113,044 and $202,920, respectively.

We have evaluated the terms of our convertible notes payable in accordance with ASC 815 – 40, “Derivatives and Hedging - Contracts in Entity’s Own Stock” and determined that the underlying common stock is indexed to our common stock. We determined that the conversion feature did not meet the definition of a derivative and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. We evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared with the market price on the date of each note. If the conversion price was deemed to be less than the market value of the underlying common stock at the inception of the note, then we recognized a beneficial conversion feature resulting in a discount on the note payable, upon satisfaction of the contingency. The beneficial conversion features were amortized to interest expense over the life of the respective notes, starting from the date of recognition.

2016-18 Unrelated Party Notes and 2020 Note Conversion

In 2016 through 2018, we issued convertible promissory notes to unrelated parties in an aggregate principal amount of $3,535,000. On March 2, 2020, we entered into amendments to these convertible promissory notes, as well as amendments to convertible promissory notes with related parties (see note 10), that permitted us to convert all of the outstanding principal and accrued and unpaid interest payable on all outstanding convertible promissory notes into shares of common stock at a reduced conversion rate equal to the purchase price of our common stock issued in the contemporaneous private placement offering. Pursuant thereto, we converted all of the outstanding principal and accrued and unpaid interest payable with respect to all convertible promissory notes, with related parties and with unrelated parties, into a total of 1,433,689 shares of our common stock at a conversion rate of $4.00 per share. Taglich Brothers, Inc. acted as the exclusive placement agent for the note conversion and received compensation (relating to the conversion of both the related and the unrelated notes) of 35,250 shares of our common stock, based on a fee valued at $4.00 per share.

2020 Notes

On March 2, 2020, we sold 2,000 units, at an offering price of $1,000 per unit, to accredited investors in a private placement offering, with each unit consisting of $1,000 in 12% Subordinated Notes (“2020 Notes”) and 40 shares of our common stock, for aggregate gross proceeds of $2,000,000. The entire outstanding principal and accrued interest of the 2020 Notes are due and payable on February 28, 2023. Interest on the 2020 Notes accrues at the rate of 12% per annum, payable quarterly in cash, beginning on June 30, 2020. Any accrued but unpaid quarterly installment of interest will accrue interest at the rate of 14.0% per annum. Any overdue principal and accrued and unpaid interest at the maturity date will accrue a mandatory default penalty of 20% of the outstanding principal balance and an interest rate of 14% per annum from the maturity date until paid in full. We used a portion of the net proceeds from the private placement offering to finance the acquisitions of Graphic Sciences and CEO Image and the remaining net proceeds for working capital and general corporate purposes. We recognized a debt discount of $320,000 for the 80,000 shares issued in conjunction with the units. The amortization of the debt discount, which will be recognized over the life of the 2020 Notes as interest expense, was $26,667 and $8,889, respectively, for the three months ended March 31, 2021 and 2020.

PPP Note

On April 15, 2020, we were issued an unsecured promissory note (“PPP Note”) under the Paycheck Protection Program through PNC Bank with a principal amount of $838,700. The term of the PPP Note Payable was two years, with an interest rate of 1.0% per annum deferred for the first six months. We received notice on January 20, 2021 that the Small Business Administration had forgiven the full amount of principal and interest of the PPP Note, and we have recognized a gain on extinguishment of debt of $845,083 for the three months ended March 31, 2021.

10.	Notes Payable - Related Parties

For the three months ended March 31, 2021 and 2020, interest expense in connection with notes payable – related parties was $0 and $87,510, respectively.

2016-19 Related Party Notes and 2020 Note Conversion

In 2016 through 2019, we issued convertible promissory notes to related parties, including 5% stockholders, executive officers and directors, in an aggregate principal amount of $1,562,728. On March 2, 2020, we entered into amendments to these convertible promissory notes with related parties, as well as to convertible promissory notes with unrelated parties (see note 9), that permitted us to convert all of the outstanding principal and accrued and unpaid interest payable thereon into shares of common stock at a reduced conversion rate equal to the purchase price of our common stock issued in the contemporaneous private placement offering. Pursuant thereto, we converted all of the outstanding principal and accrued and unpaid interest payable with respect to all convertible promissory notes (with related parties as well as with unrelated parties) into a total of 1,433,689 shares of our common stock at a conversion rate of $4.00 per share, with the exception of the 2019 related party notes. On March 2, 2020, $350,000 of the 2019 related party notes were converted into equity. On May 15, 2020, the remaining balance of $47,728 was repaid by the Company in cash.

11.	Deferred Compensation

Pursuant to an employment agreement, we have accrued incentive compensation totaling $100,828 in cash as of March 31, 2021 and December 31, 2020 for one of our founders. We deferred these payment obligations until we reasonably believe we have sufficient cash to make those payments in cash. We made no deferred incentive compensation payments during the three months ended March 31, 2021. Following the retirement of founder A. Michael Chretien on December 8, 2017, we made bi-weekly payments until his deferred compensation had been fully paid, which occurred in May 2020. During the three months ended March 31, 2020, we paid $13,046 in deferred incentive compensation, which amount was reflected as a reduction in our deferred compensation liability.

12.	Commitments and Contingencies

From time to time we are involved in legal proceedings, claims and litigation related to employee claims, contractual disputes and taxes in the ordinary course of business. Although we cannot predict the outcome of such matters, currently we have no reason to believe the disposition of any current matter could reasonably be expected to have a material adverse impact on our financial position, results of operations or the ability to carry on any of our business activities.

Employment Agreements

We have entered into employment agreements with three of our key executives, including one of our founders. Under their respective employment agreements, the executives are employed on an “at-will” basis and are bound by typical confidentiality, non-solicitation and non-competition provisions. Deferred compensation for one founder remains outstanding as of March 31, 2021.

Operating Leases

On January 1, 2010, we entered into an agreement to lease 6,000 rentable square feet of office space in Columbus, Ohio. The lease commenced on January 1, 2010 and, pursuant to a lease extension dated August 9, 2016, the lease expires on December 31, 2021. We are currently evaluating renewal options.

Our subsidiary, Graphic Sciences, uses 36,000 square feet of leased space in Madison Heights, Michigan as its main facility. Graphic Sciences uses about 20,000 square feet for its records storage services, with the remainder of the space used for production, sales, and administration. The monthly rental payment is $41,508, with increases annually in September up to $45,828 for the final year, with a lease term continuing until August 31, 2026. Graphic Sciences also leases and uses a separate 20,000 square foot building for document storage in Highland Park, Michigan, and a satellite office in Traverse City, Michigan for production. The monthly Highland Park rental payment is $11,250, with a lease term continuing until September 30, 2021. The monthly Traverse City rental payment is $4,500, with a lease term continuing until January 31, 2024. Graphic Sciences also leases and uses four leased vehicles for logistics. The monthly rental payments for these vehicles total $2,618, with lease terms continuing until October 31, 2024.

Graphic Sciences also leases and uses two additional temporary storage spaces in Madison Heights, MI. The first Madison Heights temporary storage space monthly rental payment is $12,500, with a lease term on a month-to-month basis. The second Madison Heights temporary storage space monthly rental payment is $1,605, with a lease term on a month-to-month basis. We have made an accounting policy election to not record a right-of-use asset and lease liability for short-term leases, which are defined as leases with a lease term of 12 months or less. Instead, the lease payments are recognized as rent expense in the general and administrative expenses on the statement of operations.

On February 5, 2021, we signed a lease for 37,000 square foot building, primarily for document storage, in Sterling Heights, Michigan, with monthly rental payments of $20,452 commencing on May 1, 2021, with increases annually in May up to $24,171 for the final year, and a lease term continuing to April 30, 2028.

The following table sets forth the future minimum lease payments under these operating leases:

For the Three Months Ending March 31,	Amount
2022	$986,320
2023	870,360
2024	862,948
2025	811,864
2026	820,010
Thereafter	824,737
$5,176,239

Lease costs charged to operations for the three months ended March 31, 2021 and 2020 amounted to $238,075 and $77,050, respectively. Included in the lease costs for the three months ended March 31, 2021 was short-term lease costs of $39,105. The following table sets forth additional information pertaining to our leases:

For the Three Months Ending March 31, 2021:
Operating cash flows from operating leases	$170,768
Weighted average remaining lease term – operating leases	5.7 years
Weighted average discount rate – operating leases	7.1%

As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

Warehouse Equipment Financing

On February 18, 2021, we committed to purchase warehouse racking in the amount of $326,864, of which $171,927 was purchased as of March 31, 2021. We are evaluating equipment financing options to finance this equipment purchase.

13.	Stockholders’ Equity

Common Stock

As of March 31, 2021, 2,823,072 shares of common stock were issued and outstanding, 135,902 shares of common stock were reserved for issuance upon the exercise of outstanding warrants, and 197,330 shares of common stock were reserved for issuance under our 2015 Equity Incentive Plan, as amended (the “2015 Plan”).

On March 2, 2020, we sold 955,000 shares of our common stock and certain subordinated notes in a private placement to accredited investors as follows:

●	875,000 shares of our common stock at a purchase price of $4.00 per share, for aggregate gross proceeds of $3,500,000, and

●	2,000 units at a purchase price of $1,000 per unit, with each unit consisting of $1,000 in 12% Subordinated Notes and 40 shares of our common stock, for aggregate gross proceeds of $2,000,000.

In connection with the private placement offering, we paid the placement agent $440,000 in cash, equal to 8% of the gross proceeds of the offering, along with 95,500 warrants to purchase shares of our common stock and reimbursement for the placement agent’s reasonable out of pocket expenses, FINRA filing fees and related legal fees. The warrants are exercisable at an exercise price at $4.00 per share for a period of five years after issuance, contain customary cashless exercise provisions and anti-dilution protection and are entitled to limited piggyback registration rights. Underwriting expense of $236,761 and debt issuance costs of $135,291 were recorded for the issuance of the March 2, 2020 warrants, utilizing the Black-Scholes valuation model. The fair value of warrants issued was determined to be $3.90. Underwriting expense of $307,867 and debt issuance costs of $175,924 was recorded for the placement agent cash fee and other related legal fees. For the three months ended March 31, 2021 and 2020, interest expense of $25,935 and $8,645, respectively, was recorded as amortization of the debt issuance costs for this private placement offering.

Reverse Stock Split

In February 2020, upon recommendation and authorization by our Board of Directors, our stockholders holding a majority in interest of the issued and outstanding shares of our common stock, acting by written consent, adopted an amendment to our Articles of Incorporation to effectuate a reverse split of our issued and outstanding shares of common stock at a ratio of one-for-fifty (1-for-50) (the “Reverse Split”), and reduce the number of authorized shares of our common stock to 25,000,000 shares (the “25,000,000 Share Amendment”). The Reverse Split and the 25,000,000 Share Amendment became effective on March 20, 2020.

Effective March 2, 2020, before the Reverse Split and the 25,000,000 Share Amendment became effective, upon recommendation and authorization by the Board of Directors, stockholders holding a majority in interest of the issued and outstanding shares of our common stock, acting by written consent, adopted an amendment to our Articles of Incorporation to increase the authorized number of shares of our common stock to 160,000,000 shares (representing 3,200,000 shares on a post-split basis) from 75,000,000 shares (representing 1,500,000 shares on a post-split basis), in order to facilitate the acquisition of Graphic Sciences and certain private placement offerings and note conversions. Thereafter, on March 20, 2020, when the Reverse Split and the 25,000,000 Share Amendment became effective, our authorized capital stock became 25,000,000 shares of common stock.

The Reverse Split did not cause an adjustment to the par value of the common stock. Pursuant to the Reverse Split, we adjusted the amounts for shares reserved for issuance upon the exercise of outstanding warrants, outstanding stock options, and shares reserved for the 2015 Plan.

All references to shares of common stock and per share data in the accompanying condensed consolidated financial statements and in these notes related thereto have been adjusted to reflect the Reverse Split for all periods presented.

Warrants

The following sets forth the warrants to purchase our common stock that were outstanding as of March 31, 2021:

●	Warrants to purchase 3,077 shares of common stock at an exercise price of $37.50 per share exercisable until between December 30, 2021 and January 31, 2022, issued to the placement agent in connection with private placements of our convertible promissory notes.

●	Warrants to purchase 3,000 shares of common stock at an exercise price of $15.00 per share exercisable until September 21, 2022, issued to certain 5% stockholders.

●	Warrants to purchase 17,200 shares of common stock at an exercise price of $12.50 per share exercisable until between November 17, 2022 and November 30, 2022, issued to the placement agent in connection with private placements of our convertible promissory notes.

●	Warrants to purchase 15,999 shares of common stock at an exercise price of $9.00 per share exercisable until between September 20, 2023 and September 26, 2023, issued to the placement agent in connection with private placements of our convertible promissory notes.

●	Warrants to purchase 95,500 shares of common stock at an exercise price of $4.00 per share exercisable until March 2, 2025, issued to the placement agent in connection with private placements of our convertible promissory notes.

No warrants were issued during the three months ended March 31, 2021. Warrants to purchase 95,500 shares of common stock were issued during the three months ended March 31, 2020 at a fair value determined to be $3.90 per warrant utilizing the Black-Scholes valuation model. The estimated value of the warrants issued during the three months ended March 31, 2020, as well as the assumptions that were used in calculating such values, were based on estimates at the issuance date as follows:

Warrants Issued March 2, 2020
Risk-free interest rate	0.88%
Weighted average expected term	5 years
Expected volatility	130.12%
Expected dividend yield	0.00%

14.	Stock-Based Compensation

From time to time, we issue stock options and restricted stock as compensation for services rendered by our directors and employees.

Restricted Stock

On February 15, 2021 and January 2, 2020, we issued 12,207 shares and 16,429 shares, respectively, of restricted common stock to our directors as part of their annual compensation plan. The grants of restricted common stock were made outside the 2015 Plan and were not subject to vesting. Stock compensation of $57,500 was recorded on the issuance of the common stock for the three months ended March 31, 2021. Stock compensation of $57,500 was recorded for the twelve months ending December 31, 2020.

Stock Options

We did not make any stock option grants during the three months ended March 31, 2021 or 2020. Stock-based compensation for options was $23,098 and $11,573 during the three months ended March 31, 2021 and 2020, respectively.

A summary of stock option activity during the three months ended March 31, 2021 and 2020 is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2021	145,360	$5.61	9 years	$19,200

Outstanding at March 31, 2021	145,360	$5.61	9 years	$19,200

Exercisable at March 31, 2021	41,560	$9.34	8 years	$19,200

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2020	46,860	$9.02	9 years	$19,200

Outstanding at March 31, 2020	46,860	$9.02	9 years	$19,200

Exercisable at March 31, 2020	38,785	$9.54	9 years	$19,200

As of March 31, 2021 and December 31, 2020, there was $299,776 and $ 322,874, respectively, of total unrecognized compensation costs related to stock options granted under our stock option agreements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of four years. The total fair value of stock options that vested during the three months ended March 31, 2021 and 2020 was $10,800 and $14,963, respectively.

15.	Concentrations

Revenues from a limited number of customers have accounted for a substantial percentage of our total revenues. During the three months ended March 31, 2021 and 2020, our two largest customers, the State of Michigan, and Quicken Loans, both direct clients, accounted for 46% and 11%, and 38% and 5%, respectively, of our total revenues.

For the three months ended March 31, 2021 and 2020, government contracts represented approximately 64% and 60% of our net revenues, respectively. A significant portion of our sales to resellers represent ultimate sales to government agencies.

As of March 31, 2021, accounts receivable concentrations from our two largest customers were 40% and 17% of our gross accounts receivable, respectively by customer. As of March 31, 2020, accounts receivable concentrations from our two largest customers were 64% and 7% of gross accounts receivable, respectively by customer. Accounts receivable balances from our two largest customers at March 31, 2021 have been partially collected.

16.	Certain Relationships and Related Transactions

We did not participate in any related person transactions during the three month period ended March 31, 2021.

17.	Provision For Income Taxes

The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. For the three months ended March 31, 2021 and 2020, we have recognized the minimum amount of state income tax as required by the states in which we are required to file taxes. We are not currently subject to further federal or state tax since we have incurred losses since our inception.

Income tax benefit consists of the following Federal, deferred components for the three months ended March 31, 2020:

March 31, 2020
Benefit of net operating losses	$(72,541)
Other timing differences	(91,770
Change in valuation allowance, including $188,000 reduction in valuation allowance due to purchased deferred tax liability	(23,989
Tax benefit	$(188,300

A reconciliation is provided below of the U.S. Federal income tax expense at a statutory rate of 21% for the three months ended March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020
U.S. statutory rate	21%	21%
U.S. Federal income tax at statutory rate	$177,030	$(175,247)
Increase (decrease) in income taxes due to:
Non-taxable PPP loan and accrued interest recovery	(176,190)	-
Non-deductible earnout expense	14,700	-
Non-deductible goodwill amortization	10,080	3,329
Other differences	1,380	-
Benefit of acquisition-date purchased deferred tax liability	-	(188,300)
Other change in valuation allowance	(27,000)	171,918
Income tax benefit	$-	$(188,300)

The approximate tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	March 31, 2021	December 31, 2020
Deferred tax assets
Reserves and accruals not currently deductible for tax purposes	$49,000	$51,000
Amortizable assets	69,000	72,000
Net operating loss carryforwards	3,990,000	4,020,000
	4,108,000	4,143,000
Deferred tax liabilities
Property and equipment	(135,000)	(143,000)
Net Deferred tax assets	3,973,000	4,000,000
Valuation allowance	(3,973,000)	(4,000,000)
	$-	$-

As of March 31, 2021 and December 31, 2020, we had federal net operating loss carry forwards of approximately $18,988,000 and $19,129,000, respectively, which can be used to offset future federal income tax. The federal and state net operating loss carry forwards expire at various dates through 2039 for pre-2020 losses. 2020 losses are indefinite in life. We recorded a valuation allowance against all of our deferred tax assets as of both March 31, 2021 and December 31, 2020. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial conditions and results of operations should be read together with our condensed consolidated financial statements and notes thereto included in Part I, Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q, and with the condensed consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods. Any forward-looking statements in this discussion and analysis should be read in conjunction with the information set forth in “Note Regarding Forward-Looking Statements” elsewhere herein. In this Quarterly Report, we sometimes refer to the three month period ended March 31, 2021 as the first quarter 2021, and to the three month period ended March 31, 2020 as the first quarter 2020.

Company Overview

We are a document services and solutions software company serving both the small-to-medium business and governmental sectors. During 2020, we made two significant business acquisitions that have significantly impacted our financial operations and grown our business operations:

●	Graphic Sciences, on March 2, 2020, and

●	CEO Image, on April 21, 2020.

For further information about these acquisitions, please see Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Our products and services are provided through two reporting segments: Document Management and Document Conversion. Our Document Management segment, which includes our CEO Image acquisition, consists primarily of solutions involving our software platform, allowing customers to capture and manage their documents across operations such as scanned hard-copy documents and digital documents including those from Microsoft Office 365, digital images, audio, video and emails. Our Document Conversion segment, which includes and primarily consists of our Graphic Science acquisition, provides assistance to customers as a part of their overall document strategy to convert documents from one medium to another, predominantly paper to digital, including migration to our software solutions, as well as long-term storage and retrieval services. Our solutions create value for customers by making it easy to connect business-critical documents to the people who need them by making those document easy to find and access, while also being secure and compliant with the customers’ audit requirements. Solutions are sold both directly to end-users and through resellers.

Our customers use our software by one of two methods: purchasing our software and installing it onto their own equipment, which we refer to as a “premise” model, or licensing and accessing our platform via the Internet, which we refer to as a “SaaS” or “software as a service” model and also as a “cloud-based” model. Licensing of our software through our SaaS model has become increasingly popular among our customers, especially in light of the increased deployment of remote workforce policies, and is a key ingredient in our revenue growth strategy. Our SaaS products are hosted with Amazon Web Services and Expedient, providing our customers with reliable hosting services that we believe maintain the best industry practices in data security.

We operate a U.S.-based business with concentrated sales to the state of Michigan for our Document Conversion segment with a diverse set of document management software solutions and services. We hold or compete for leading positions regionally in select markets and attribute this leadership to several factors including the strength of our brand name and reputation, our comprehensive offering of innovative solutions, and the quality of our service support. Net growth in sales of software as a service in recent years reflects market demand for these solutions over traditional sales of on-premise software. We expect to continue to benefit from our select niche leader positions, innovative product offering, growing installed base, and the impact of our sales and marketing programs. Examples of these programs include identifying and investing in growth and market penetration opportunities, more effectively pricing our products and services, demonstrating superior value to customers, increasing our sales force effectiveness through improved guidance, and continuing to optimize our lead generation and lead nurturing processes.

For further information about our consolidated revenue and earnings, please see our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

How We Evaluate our Business Performance and Opportunities

There has been no material change during the first quarter 2021 to the major qualitative and quantitative factors we consider in the evaluation of our operating results as set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — How We Evaluate our Business Performance and Opportunities” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Recent Developments

On January 20, 2021, we received notification that the U.S. Small Business Administration, which we refer to as the SBA, has forgiven, in full, the previous indebtedness evidenced by an unsecured promissory note in the principal amount of $838,700, dated April 15, 2020, which was issued through PNC Bank to us under the SBA’s Paycheck Protection Program. We refer to this loan as the PPP loan. See Note 9 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report for further information on this PPP loan.

Financial Impact of COVID-19

The spread of the COVID-19 pandemic and developments surrounding this global pandemic have had, and we expect will continue to have, a significant impact on our business, operations, financial condition and results of operations.

For approximately three months beginning in late March 2020, our Graphic Services business operations, which constitute a majority of our professional services revenues, were substantially reduced while the State of Michigan’s stay-at-home order was in effect, during which period we were only able to process work orders deemed “essential” by the State of Michigan. While there has not been a meaningful cancellation of future jobs or current contracts for our Graphic Services business operations, many of our customers have been adversely affected by the pandemic and related business restrictions and certain customers continue to be slow to resume operations to pre-pandemic levels, and certain customers may never fully return. In particular, the State of Michigan, our biggest customer, has not fully resumed normal operations, resulting in a decrease in the volume of work orders for our Document Conversion segment. In addition, we are seeing inconsistent demand in certain other areas of our operations, even though those operations are still currently open for business with mostly remote staff.

In addition, the majority of our Ohio employees are continuing to work remotely. Many of our clients operate in a variety of other states, which had differing time periods in which their operations have been, currently or may in the future be restricted due to COVID-19. Even though we have been able to fully resume our operations, we expect to see continued weakened demand in light of reduced governmental and small-business spending and general economic uncertainty.

Looking ahead, the ongoing impact of COVID-19 on our business continues to evolve and be unpredictable. For example, to the extent the pandemic continues to disrupt economic activity we, like other businesses, are not immune to continued adverse impacts to our business, operations and financial results from decreases in customer spending, the adverse impact on the liquidity of our customers, depressed economic activity, or volatility in capital markets. The extent of the impact will depend on a number of factors, including the duration and severity of the pandemic; the uneven impact to certain industries; advances in testing, treatment and prevention; the macroeconomic impact of government measures to contain the spread of the virus and related government stimulus measures. To address the potential impact to our business, we have engaged, and continue to assess and engage, in aggressive efforts to reduce expenses and preserve cash flow in order to address the effects of COVID-19 on our business, operations and results. Additionally, we have instituted safe distancing practices and additional cleaning procedures for all our company offices, as well as established work-from-home policies wherever feasible, in order to prevent or mitigate future outbreaks and disruptions to our business. At the same time, we believe the current environment is accelerating digital transformation and we remain focused on innovating and investing in the services we offer to our customers. Accordingly, the ongoing impact of COVID-19 and the extent of these measures we may implement could have a material impact on our financial results.

Uncertainties, Trends, and Risks that can cause Fluctuations in our Operating Results

Our operating results have fluctuated significantly in the past and are expected to continue to fluctuate in the future due to a variety of factors, in addition to COVID-19, that are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Uncertainties, Trends, and Risks that can cause Fluctuations in our Operating Results” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Due to all these factors and the other risks discussed in Part II, Item 1 of this Quarterly Report, and Part I, Item IA, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, our past results of operations should not be relied upon as an indication of our future performance. Comparisons of our operating results with prior periods is not necessarily meaningful or indicative of future performance.

Executive Overview of Results

The single biggest factor in the changes in our results of operations during the first quarter 2021 compared to the first quarter 2020 is our acquisition of Graphic Sciences on March 2, 2020, since our first quarter 2021 results include the results of Graphic Sciences operations for the full quarterly period, while our first quarter 2020 results include only approximately one month’s results of results of Graphic Sciences operations.

Below are our key financial results for the first quarter 2021 (consolidated unless otherwise noted):

●	Revenues were $2,635,219, representing revenue growth of 117% year over year.

●	Cost of revenues was $1,030,315.

●	Operating expenses (excluding cost of revenues) were $1,494,171.

●	Income from operations was $110,733.

●	Net income was $842,772 with basic and diluted net income per share of $0.30.

●	Operating cash flow was $326,869.

●	Capital expenditures were $231,699.

●	As of March 31, 2021, we had 100 employees, including 10 part-time employees.

Reportable Segments

We have two reportable segments: Document Management and Document Conversion. These reportable segments are discussed above under “Company Overview.”

Results of Operations

Revenues

The following table sets forth our revenues by reportable segment for the periods indicated:

	Three months ended March 31, 2021	Three months ended March 31, 2020
Revenues by segment
Document Management	$735,818	$618,051
Document Conversion	1,899,401	595,613
Total revenues	$2,635,219	$1,213,664

The following table sets forth our revenues by revenue source for the periods indicated:

	Three months ended March 31, 2021	Three months ended March 31, 2020
Revenues by revenue source
Sale of software	$9,594	$94,100
Software as a service	323,726	225,994
Software maintenance services	340,446	261,243
Professional services	1,652,463	560,029
Storage and retrieval services	308,990	72,298
Total revenues	$2,635,219	$1,213,664

Our total revenues in the first quarter 2021 increased by $1,421,555, or 117%, over our first quarter 2020 revenues, driven primarily by the acquisition of our Graphic Sciences subsidiary and the associated expansion of our revenues from professional services and the addition of storage and retrieval services. Graphic Sciences, which was acquired towards the end of the first quarter 2020, accounted for $1,843,221 of our revenues in the first quarter 2021 compared to $556,254 in the first quarter 2020, constituting 91% of the increase in revenues. In addition, the CEO Image business line that we acquired after the first quarter 2020 accounted for $132,605 of our first quarter revenues, or 9% of the increase. The remaining increase in total revenues is primarily attributable to growth software as a service and software maintenance services, partially offset by sales of software and professional services, as further described below.

Sale of Software Revenues

Revenues from the sale of software principally consist of sales of additional or upgraded software licenses and applications to existing customers and resellers. The $84,506, or 90%, decrease in these revenues in the first quarter 2021 compared to the first quarter 2020 was due to timing of large direct sales projects, with unfavorable comparisons to the high project volume of the first quarter of 2020. We expect the volatility of this revenue line item to continue as the frequency of on-premise software solution sales decreases over time.

Software as a Service Revenues

We provide access to our software solutions as a service, accessible through the internet. Our customers typically enter into our software as a service agreement for periods of one year or more. Under these agreements, we generally provide access to the applicable software, data storage and related customer assistance and support. Revenues from the sale of software as a service are reported as part of our Document Management segment. The $97,732, or 43%, increase in these revenues in the first quarter 2021 compared to the first quarter 2020 was primarily the result of most new customers choosing a cloud-based solution, plus expanded data storage, user seats, and hosting fees for existing customers.

Software Maintenance Services Revenues

Software maintenance services revenues consist of fees for post-contract customer support services provided to license (premise-based) holders through support and maintenance agreements. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. A substantial portion of these revenues were generated from renewals of maintenance agreements, which typically run on a year-to-year basis. Revenues from the sale of software maintenance services are reported as part of our Document Management segment. The $79,203, or 30%, increase in these revenues in the first quarter 2021 compared to the first quarter 2020 was primarily the result of maintenance and support agreements acquired with CEO Image.

Professional Services Revenues

Professional services revenues consist of revenues from document scanning and conversion services, consulting, discovery, training, and advisory services to assist customers with document management needs, as well as repair and maintenance services for customer equipment. These revenues include arrangements that do not involve the sale of software. Revenues from our professional services offerings were enhanced with our acquisition of Graphic Sciences. Of our professional services revenues during the first quarter 2021, $1,590,411 were derived from our Document Conversion operations and $62,052 were derived from our Document Management operations. Our overall professional services revenues increased by $1,092,434, or 195% in the first quarter 2021 compared to the first quarter 2020. Graphic Sciences accounted for $1,534,231 of the total sales of professional services during the first quarter 2021, compared to $483,956 of such total sales of professional services during the first quarter 2020. Excluding Graphic Sciences, our professional services revenues were $340,446 in the first quarter 2021, an increase of 30% compared to $261,243 in the first quarter 2020. The increase in revenue excluding Graphic Sciences was due to an increase in our Document Conversion services in Columbus, Ohio of $16,821, as well as an increase in our Document Management professional services primarily from projects for the CEO Image customer base.

Storage and Retrieval Services Revenues

Graphic Sciences provides document storage and retrieval services to customers, primarily in Michigan. Revenues from storage and retrieval services are reported as part of our Document Conversion segment. The $236,692, or 327%, increase in storage and retrieval service revenues in the first quarter 2021 compared to the first quarter 2020 was the result of the timing of the acquisition in March 2020.

Costs of Revenues and Gross Profits

The following table sets forth our cost of revenues, by revenue source, for the periods indicated:

	Three months ended March 31, 2021	Three months ended March 31, 2020
Cost of revenues:
Sale of software	$4,237	$38,302
Software as a service	76,340	72,515
Software maintenance services	24,388	46,516
Professional services	834,238	272,505
Storage and retrieval services	91,112	17,701
Total cost of revenues	$1,030,315	$447,539

The following table sets forth our cost of revenues by reportable segment for the periods indicated:

	Three months ended March 31, 2021	Three months ended March 31, 2020
Cost of revenues by segment
Document Management	$148,318	$183,346
Document Conversion	881,997	264,193
Total cost of revenues	$1,030,315	$447,539

Our total cost of revenues during the first quarter 2021 increased by $582,776, or 130%, over first quarter 2020 primarily due to the acquisition of Graphic Sciences at the end of the first quarter 2020. Excluding costs of revenue attributable to Graphic Sciences, our cost of revenues decreased during the first quarter 2021 by $15,334, or 8%, over first quarter 2020 primarily due to increased sales revenues. Our cost of revenues for our Document Management segment decreased by $35,028, or 19%, in the first quarter 2021 compared to the first quarter 2020 primarily due to increased sales revenues in that segment. Our cost of revenues for our Document Conversion segment increased by $617,804, or 234%, in the first quarter 2021 compared to the first quarter 2020 primarily due to the acquisition of Graphic Sciences at the end of the first quarter 2020.

Our overall gross profit remained relatively consistent in the first quarter 2021 from the first quarter 2020. Excluding Graphic Sciences, our overall gross margin for the first quarter 2021 increased to 77%, from 69% in the first quarter 2020, primarily a result of a favorable change in the product mix from increased software as a service and software maintenance services.

Cost of Software Revenues

Cost of software revenues consists primarily of labor costs of our software engineers and implementation consultants and third-party software licenses that are sold in connection with our core software applications. Cost of software revenues during the first quarter 2021 decreased by $34,065, or 89%, from the first quarter 2020, due to the decrease in revenues and implementations. As a result, our gross margin for software revenues decreased to 56% in the first quarter 2021 from 59% in the first quarter 2020. This decrease was driven by changes in the software solution mix, with slightly lesser margin solutions in the first quarter 2021 unfavorably compared to solutions sold in 2020.

Cost of Software as a Service

Cost of software as a service, or SaaS, consists primarily of technical support personnel, hosting services, and related costs. Cost of software as a service during the first quarter 2021 increased by $3,825, or 5%, over the first quarter 2020. This increase in the cost of SaaS was less than the increase in associated SaaS revenues, so our gross margin in the first quarter 2021 increased to 76% compared to 68% in the first quarter 2020, as a result of improved implementation efficiencies and scaling of hosting infrastructure.

Cost of Software Maintenance Services

Cost of software maintenance services consists primarily of technical support personnel and related costs. Cost of software maintenance services during the first quarter 2021 decreased by $22,128, or 48%, over the first quarter 2020 due to reduced support activity. As a result, our gross margin for software maintenance services increased to 93% in the first quarter 2021 compared to 82% in the first quarter 2020.

Cost of Professional Services

Cost of professional services consists primarily of compensation for employees performing the document conversion services, compensation of our software engineers and implementation consultants and related third-party costs. Cost of professional services during the first quarter 2021 increased by $559,733, or 204%, over the first quarter 2020, primarily due to the acquisition of Graphic Services late in the first quarter 2020. Excluding Graphic Sciences, cost of professional services was $80,836 for first quarter 2021, as compared with $43,802 for first quarter 2020, representing an increase of $37,034 or 85%. The increase resulted from an unfavorable mix shift to lower margin solutions added by the CEO Image acquisition, as well as lower margin Document Conversion projects year over year. As a result, our gross margins professional services decreased to 32% in the first quarter 2021 compared to 42% in the first quarter 2020. Gross margins related to consulting services may vary widely, depending upon the nature of the consulting project and the amount of labor it takes to complete a project.

Cost of Storage and Retrieval Services

Cost of storage and retrieval services consists primarily of compensation for employees performing the document storage and retrieval services, including logistics, provided by Graphic Sciences. Cost of storage and retrieval services increased by $75,411, or 480%, in the first quarter 2021 compared to the first quarter 2020, due to inclusion of storage and retrieval services during the entire period of the first quarter 2021 compared to less than one full month during the first quarter 2020. Gross margins for our storage and retrieval services, which exclude the cost of facilities rental, maintenance, and related overheads, decreased to 71% in the first quarter 2021 compared to 76% in the first quarter 2020 primarily as a result of increased use of subcontractors for certain projects.

Operating Expenses

The following table sets forth our operating expenses for the periods indicated:

	Three months ended March 31, 2021	Three months ended March 31, 2020
Operating expenses:
General and administrative	$1,039,026	$865,085
Change in fair value of earnout liabilities	69,950	-
Significant transaction costs	-	460,767
Sales and marketing	290,311	243,689
Depreciation and amortization	94,884	28,091

Total operating expenses	$1,494,171	$1,597,632

General and Administrative Expenses

General and administrative expenses during the first quarter 2021 increased by $173,941, or 20%, over the first quarter 2020, principally related to the addition of Graphic Sciences expenses. This was primarily reflected in our Document Conversion segment, in which our general and administrative expenses increased to $552,516 in the first quarter 2021 from $218,948 in the first quarter 2020. In our Document Management segment, our general and administrative expenses decreased to $486,511 in the first quarter 2021 compared to $646,137 in the first quarter 2020 due to decreased legal and accounting professional fees and increased sharing of public company costs with the significantly increased Document Conversion segment.

Change in Fair Value of Earnout Liabilities

Improved gross margin performance at Graphic Science during the first quarter 2021 resulted in an adjustment to fair value of earnout liabilities of $69,950. There were no adjustments to fair value of earnout liabilities during the first quarter 2020.

Significant Transaction Expenses

There were no significant transaction expenses during the first quarter 2021. The significant transactions expenses during the first quarter 2020 were comprised of investment banker and placement agent success fees, as well as legal and consulting fees, in connection with our acquisition of Graphic Sciences and our financing and debt conversion.

Sales and Marketing Expenses

Sales and marketing expenses during the first quarter 2021 increased by $46,622, or 19%, over the first quarter 2020. This increase was driven by the inclusion of a full three months of sales and marketing expenses of Graphic Sciences during the first quarter 2021 compared to approximately one month during the first quarter 2020, partially offset by operational savings such as reduced travel in 2021.

Depreciation and Amortization

Depreciation and amortization during the first quarter 2021 increased by $66,793, or 238%, over the first quarter 2020 as a result of a full quarter of amortization of the intangible assets acquired in March and April 2020 and the addition of Graphic Sciences depreciation.

Other Items of Income and Expense

Gain on Extinguishment of Debt

The $845,083 gain on extinguishment of debt in the first quarter 2021 reflects the full forgiveness of our PPP Note principal and interest by the SBA in January 2021. The $287,426 gain on extinguishment of debt in the first quarter 2020 was due to the extinguishment of certain debt as part of conversion of notes payable accounted for using troubled debt restructuring.

Income Tax Benefit

Income tax benefit was $0 during the first quarter 2021 compared to $188,300 during the first quarter 2020. The income tax benefit in the first quarter 2020 was driven by the releases of a portion of the valuation allowance for deferred tax liabilities of Graphic Sciences that were no longer due.

Interest Expense, Net

Interest expense was $113,044 in the first quarter 2021 as compared to $290,430 during the first quarter 2020, representing a decrease of $177,386, or 61%. The decrease resulted primarily from lower interest expense on lower net debt following the March 2020 private placement of securities and note conversion, as well as one-time interest expense associated with accelerating the beneficial conversion option on the notes converted in 2020.

Liquidity and Capital Resources

We have financed our operations primarily through a combination of cash on hand, cash generated from operations, borrowings from third parties and related parties, and proceeds from private sales of equity. From 2012 through March 2021 we raised a total of approximately $18.6 million in cash through issuance of debt and equity securities As of March 31, 2021, we had $2,003,052 in cash and cash equivalents, net working capital of $455,067, and an accumulated deficit of $22 million.

In 2020, we engaged in several actions that significantly improved our liquidity and cash flows, including:

●	acquiring the expected positive cash flow generated by Graphic Sciences and CEO Image,

●	receiving aggregate gross proceeds of $3.5 million from the private placement of our common stock,

●	converting all of the outstanding principal and accrued interest payable on our then-existing convertible debt in the approximate amount of $6 million into shares of common stock at a conversion price of $4.00 per share, and

●	receiving $2.0 million in proceeds from the issuance of 12% subordinated promissory notes due February 29, 2023, which we refer to as the 2020, notes, and

●	obtaining the PPP loan in the principal amount of $838,700, the principal and interest on which was forgiven in its entirety by the SBA by notice we received on January 20, 2021.

Overall, we reduced our outstanding debt by approximately $3 million during 2020 and have not incurred any new debt in 2021 as of the date of this Quarterly Report.

Our ability to meet our capital needs in the future will depend on many factors, including maintaining and enhancing our operating cash flow, successfully managing the transition of our recent acquisitions of Graphic Sciences and CEO Image, successfully retaining and growing our client base in the midst of general economic uncertainty, and managing the continuing effects of the COVID-19 pandemic on our business. In the past, management had assessed that there was substantial doubt regarding our ability to continue as a going concern, in light of our history of operating losses and prior projections of cash flows relative to cash needs. However, management has re-evaluated these conditions in light of our improved balance sheet and consolidated cash flow, and our recently enhanced business plan and operating projections in light of our recent capital restructuring and business acquisitions.

Based on our current plans and assumptions, we believe our capital resources, including our cash and cash equivalents, along with funds expected to be generated from our operations, will be sufficient to meet our anticipated cash needs arising in the ordinary course of business for at least the next 12 months, including to satisfy our expected working capital needs, earn-out obligations and capital and debt service commitments.

Indebtedness

As of March 31, 2021, our only outstanding long-term indebtedness consisted of the 2020 notes issued to accredited investors on March 2, 2020, with an aggregate outstanding principal balance of $2,000,000 and accrued interest of $0. See Note 9 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report for further information on the 2020 notes.

Capital Expenditures

There were no material commitments for capital expenditures at December 31, 2020. On February 18, 2021, we committed to purchase warehouse racking in the amount of $326,864, of which $171,927 was purchased as of March 31, 2021. We are evaluating equipment financing options to finance the equipment purchase.

Cash Provided by and Used in Operating Activities

Net cash provided by operating activities during the first quarter 2021 was $326,869, primarily attributable to the net income adjusted for a gain, net of non-cash expenses, of $415,624, an increase in operating assets of $148,540 and an increase in operating liabilities of $48,261. Net cash used in operating activities during the first quarter 2020 was $143,951, primarily attributable to the net loss adjusted for non-cash expenses of $510,414, a decrease in operating assets of $209,380 and a decrease in operating liabilities of $217,534.

Cash Used by Investing Activities

Net cash used in investing activities in the first quarter 2021 was $231,699, primarily related to purchases of property and equipment, including construction in progress. Net cash used in investing activities in the first quarter 2020 was $3,896,726, primarily related to cash paid to acquire Graphic Sciences.

Cash Provided by Financing Activities

There were no financing activities during the first quarter 2021.

Net cash provided by financing activities during the first quarter 2020 amounted to $4,683,709. The net cash provided by financing activities resulted from the sale of common stock resulting in $2,859,633 in net cash and new borrowings of $2,000,000, partially offset by deferred financing costs of $175,924.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in accordance GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. We monitor and analyze these items for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. The actual results experienced by us may differ materially from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

Our critical accounting policies and estimates are set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There were no material changes to our critical accounting policies and estimates during the first quarter 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) at the end of the period covered by this this Quarterly Report.

Based on this evaluation, we concluded that, as of March 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls system, no matter how well designed and operated, can provide only reasonable assurance of achieving its desired objectives. In addition, the design of disclosure controls and procedures must reflect resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

We regularly review our internal control over financial reporting and, from time to time, we have made changes as we deemed appropriate to maintain and enhance the effectiveness of our internal controls over financial reporting, although these changes do not have a material effect on our overall internal control.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Our business and operating results are subject to many risks, uncertainties and other factors. If any of these risks were to occur, our business, affairs, assets, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. There have been no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 15, 2021, the Company issued 12,207 shares of restricted common stock to the non-employee directors of the Company as part of an annual compensation plan for directors. The grant of shares was not subject to vesting, and was made in reliance on the exemption from registration available in Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”) for transactions by an issuer not involving any public offering.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.).

101.SCH*	XBRL Taxonomy Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLINETICS, INC.

Dated:	May 17, 2021

By:	/s/ James F. DeSocio
James F. DeSocio
President and Chief Executive Officer

Dated:	May 17, 2021

By:	/s/ Joseph D. Spain
Joseph D. Spain
Chief Financial Officer

