Form 10-Q
period 2021-06-30
INTELLINETICS, INC.
filed 2021-08-16
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

Large accelerated filer	☐	(Do not check if a smaller reporting company)	Accelerated filer	☐
Non-accelerated filer	☐		Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of August 12, 2021, there were 2,823,072 shares of the issuer’s common stock outstanding, each with a par value of $0.001 per share.

INTELLINETICS, INC.

Form 10-Q

June 30, 2021

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

As used in this Quarterly Report, unless the context indicates otherwise:

●	the terms “Intellinetics,” “Company,” “the company,” “us,” “we,” “our,” and similar terms refer to Intellinetics, Inc., a Nevada corporation, and its subsidiaries;
●	“Intellinetics Ohio” refers to Intellinetics, Inc., an Ohio corporation and a wholly-owned subsidiary of Intellinetics; and
●	“Graphic Sciences” refers to Graphic Sciences, Inc., a Michigan corporation and a wholly-owned subsidiary of Intellinetics.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(unaudited)
	June 30,	December 31,
	2021	2020

ASSETS
Current assets:
Cash	$1,140,631	$1,907,882
Accounts receivable, net	1,001,625	792,380
Accounts receivable, unbilled	512,075	523,522
Parts and supplies, net	60,922	79,784
Prepaid expenses and other current assets	252,661	162,166
Total current assets	2,967,914	3,465,734

Property and equipment, net	1,010,312	698,752
Right of use assets	3,832,916	2,641,005
Intangible assets, net	1,076,733	1,184,971
Goodwill	2,322,887	2,322,887
Other assets	27,284	31,284
Total assets	$11,238,046	$10,344,633

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$163,869	$141,823
Accrued compensation	458,567	271,889
Accrued expenses, other	152,370	131,685
Lease liabilities - current	606,350	518,531
Deferred revenues	942,947	996,131
Deferred compensation	100,828	100,828
Earnout liabilities - current	923,109	877,522
Accrued interest payable - current	-	5,941
Notes payable - current	-	580,638
Total current liabilities	3,348,040	3,624,988

Long-term liabilities:
Notes payable - net of current portion	1,649,324	1,802,184
Lease liabilities - net of current portion	3,304,366	2,196,951
Earnout liabilities - net of current portion	643,369	1,566,478
Total long-term liabilities	5,597,059	5,565,613
Total liabilities	8,945,099	9,190,601

Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized; 2,823,072 and 2,810,865 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	2,823	2,811
Additional paid-in capital	24,251,172	24,147,488
Accumulated deficit	(21,961,048)	(22,996,267)
Total stockholders’ equity	2,292,947	1,154,032
Total liabilities and stockholders’ equity	$11,238,046	$10,344,633

See Notes to these Condensed Consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

Revenues:
Sale of software	$5,598	$9,674	$15,192	$103,774
Software as a service	376,154	248,693	699,880	474,687
Software maintenance services	335,073	314,111	675,519	575,354
Professional services	1,897,780	1,045,679	3,550,243	1,605,709
Storage and retrieval services	295,041	218,025	604,031	290,322
Total revenues	2,909,646	1,836,182	5,544,865	3,049,846

Cost of revenues:
Sale of software	2,122	5,357	6,359	43,659
Software as a service	91,781	71,281	168,121	143,796
Software maintenance services	22,272	31,569	46,660	78,085
Professional services	861,267	514,036	1,695,505	811,132
Storage and retrieval services	118,137	42,546	209,249	56,537
Total cost of revenues	1,095,579	664,789	2,125,894	1,133,209

Gross profit	1,814,067	1,171,393	3,418,971	1,916,637

Operating expenses:
General and administrative	1,058,061	844,657	2,097,087	1,688,860
Change in fair value of earnout liabilities	7,261	-	77,211	-
Significant transaction costs	-	175,673	-	636,440
Sales and marketing	341,595	229,873	631,906	473,562
Depreciation and amortization	101,432	86,750	196,316	114,842

Total operating expenses	1,508,349	1,336,953	3,002,520	2,913,704

Income (loss) from operations	305,718	(165,560)	416,451	(997,067)

Other income (expense)
Gain on extinguishment of debt	-	-	845,083	287,426
Interest expense, net	(113,271)	(116,796)	(226,315)	(407,226)

Total other income/expense	(113,271)	(116,796)	618,768	(119,800)

Income (loss) before income taxes	192,447	(282,356)	1,035,219	(1,116,867)

Income tax benefit	-	-	-	188,300

Net income/loss	$192,447	$(282,356)	$1,035,219	$(928,567)

Basic and diluted net income (loss) per share:	$0.07	$(0.10)	$0.37	$(0.46)
Diluted net income (loss) per share:	$0.06	$(0.10)	$0.33	$(0.46)

Weighted average number of common shares outstanding - basic and diluted	2,823,072	2,810,865	2,822,870	1,998,356
Weighted average number of common shares outstanding - diluted	3,104,334	2,810,865	3,105,602	1,998,356

See Notes to these Condensed Consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2020	2,810,865	$2,811	$24,100,291	$(21,442,277)	$2,660,825

Stock Option Compensation	-	-	7,110	-	7,110

Net Loss	-	-	-	(282,356)	(282,356)

Balance, June 30, 2020	2,810,865	$2,811	$24,107,401	$(21,724,633)	$2,385,579

Balance, March 31, 2021	2,823,072	2,823	24,228,074	(22,153,495)	2,077,402

Stock Option Compensation	-	-	23,098	-	23,098

Net Income	-	-	-	192,447	192,447

Balance, June 30, 2021	2,823,072	$2,823	$24,251,172	$(21,961,048)	$2,292,947

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2019	370,497	$371	$14,419,437	$(20,796,066)	$(6,376,258)

Stock Issued to Directors	16,429	16	57,484	-	57,500

Stock Option Compensation	-	-	18,683	-	18,683

Stock Issued	955,000	955	3,819,045	-	3,820,000

Stock Issued for Convertible Notes	1,468,939	1,469	5,728,566	-	5,730,035

Equity Issuance Costs	-	-	(307,867)	-	(307,867)

Note Offer Warrants	-	-	372,053	-	372,053

Net Loss	-	-	-	(928,567)	(928,567)

Balance, June, 2020	2,810,865	$2,811	$24,107,401	$(21,724,633)	$2,385,579

Balance, December 31, 2020	2,810,865	2,811	24,147,488	(22,996,267)	1,154,032

Stock Issued to Directors	12,207	12	57,488	-	57,500

Stock Option Compensation	-	-	46,196	-	46,196

Net Income	-	-	-	1,035,219	1,035,219

Balance, June 30, 2021	2,823,072	$2,823	$24,251,172	$(21,961,048)	$2,292,947

See Notes to these Condensed Consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020

Cash flows from operating activities:
Net income (loss)	$1,035,219	$(928,567)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	196,316	114,842
Bad debt (recovery) expense	(11,453)	44,705
Parts and supplies reserve change	9,000	6,000
Amortization of deferred financing costs	51,869	65,222
Amortization of beneficial conversion option	-	11,786
Amortization of debt discount	53,333	35,555
Amortization of right of use asset	292,051	160,290
Stock issued for services	57,500	57,500
Stock options compensation	46,196	18,683
Note conversion stock issue expense	-	141,000
Warrant issue expense	-	236,761
Interest on converted debt	-	176,105
Amortization of original issue discount on notes	-	18,296
Gain on extinguishment of debt	(845,083)	(287,426)
Change in fair value of earnout liabilities	77,211	-
Changes in operating assets and liabilities:
Accounts receivable	(197,792)	804,874
Accounts receivable, unbilled	11,447	(150,846)
Parts and supplies	9,862	1,676
Prepaid expenses and other current assets	(86,495)	(53,400)
Accounts payable and accrued expenses	229,409	(399,261)
Lease liabilities, current and long-term	(288,728)	(154,257)
Deferred compensation	-	(16,338)
Accrued interest, current and long-term	442	2,236
Deferred revenues	(53,184)	(37,723)
Total adjustments	(448,099)	796,280
Net cash used in operating activities	587,120	(132,287)

Cash flows from investing activities:
Cash paid to acquire business, net of cash acquired	-	(4,017,816)
Purchases of property and equipment	(399,638)	(21,927)
Net cash used in investing activities	(399,638)	(4,039,743)

Cash flows from financing activities:
Payment of earnout liabilities	(954,733)	-
Proceeds from issuance of common stock	-	3,167,500
Offering costs paid on issuance of common stock	-	(307,867)
Payment of deferred financing costs	-	(175,924)
Proceeds from notes payable	-	3,008,700
Repayment of notes payable - related parties	-	(47,728)
Net cash provided by financing activities	(954,733)	5,644,681

Net increase in cash	(767,251)	1,472,651
Cash - beginning of period	1,907,882	404,165
Cash - end of period	$1,140,631	$1,876,816

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$121,339	$85,949
Cash paid during the period for income taxes	$2,088	$-

Supplemental disclosure of non-cash financing activities:
Accrued interest notes payable converted to equity	$-	$796,074
Accrued interest notes payable related parties converted to equity	-	238,883
Discount on notes payable for beneficial conversion feature	-	320,000
Discount on notes payable for warrants	-	135,292
Notes payable converted to equity	-	3,421,063
Notes payable converted to equity - related parties	-	1,465,515
Right-of-use asset obtained in exchange for operating lease liability	1,483,962	-

Supplemental disclosure of non-cash investing activities relating to business acquisitions:
Cash	$-	$17,269
Accounts receivable	-	1,122,737
Accounts receivable, unbilled	-	276,023
Parts and supplies	-	91,396
Prepaid expenses	-	73,116
Other current assets	-	5,954
Right of use assets	-	2,885,618
Property and equipment	-	735,885
Intangible assets	-	1,361,000
Accounts payable	-	(169,289)
Accrued expenses	-	(163,168)
Lease liabilities	-	(2,947,684)
Federal and state taxes payable	-	(168,900)
Deferred revenues	-	(195,448)
Deferred tax liabilities, net	-	(149,900)
Net assets acquired in acquisition	-	2,774,609
Total goodwill acquired in acquisition	-	2,319,676
Total purchase price of acquisition	-	5,094,285
Purchase price of business acquisition financed with earnout liability	-	(889,200)
Purchase price of business acquisition financed with installment payments	-	(170,000)
Cash used in business acquisition	$-	$4,035,085

See Notes to these Condensed Consolidated financial statements

INTELLINETICS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Business Organization and Nature of Operations

Intellinetics, Inc., formerly known as GlobalWise Investments, Inc. (“Intellinetics” or the “Company” or “we” or “us”), is a Nevada corporation incorporated in 1997, with two subsidiaries: Intellinetics, Inc., an Ohio corporation that is wholly-owned by the Company (“Intellinetics Ohio”), and Graphic Sciences, Inc., a Michigan corporation that is also wholly-owned by the Company (“Graphic Sciences”). Intellinetics Ohio was incorporated in 1996, and on February 10, 2012, Intellinetics Ohio became the sole operating subsidiary of the Company as a result of a reverse merger and recapitalization. On March 2, 2020, the Company purchased all the outstanding capital stock of Graphic Sciences.

Our products and services are provided through two reporting segments: Document Management and Document Conversion. Our Document Management segment, which includes the CEO Imaging Systems, Inc. (“CEO Image”) asset acquisition in April 2020, consists primarily of solutions involving our software platform, allowing customers to capture and manage their documents across operations such as scanned hard-copy documents and digital documents including those from Microsoft Office 365, digital images, audio, video and emails. Our Document Conversion segment, which includes and primarily consists of the Graphic Sciences acquisition, provides assistance to customers as a part of their overall document strategy to convert documents from one medium to another, predominantly paper to digital, including migration to our software solutions, as well as long-term storage and retrieval services. Our solutions create value for customers by making it easy to connect business-critical documents to the people who need them by making those document easy to find and access, while also being secure and compliant with the customers’ audit requirements. Solutions are sold both directly to end-users and through resellers.

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

3. Liquidity and Management’s Plans

We have financed our operations primarily through a combination of cash on hand, cash generated from operations, borrowings from third parties and related parties, and proceeds from private sales of equity. Since 2012, we have raised a total of approximately $18.6 million in cash through issuances of debt and equity securities. As of June 30, 2021, we had $1,140,631 in cash and cash equivalents, net working capital deficit of $380,126, and an accumulated deficit of approximately $22 million. In June 2021, we paid $954,733 in annual earnout liabilities.

In 2020, we engaged in several actions that significantly improved our liquidity and cash flows, including:

●	acquiring Graphic Sciences and CEO Image, resulting in increased cash flow from operations,

●	receiving aggregate gross proceeds of $3.5 million from the private placement of our common stock,

●	converting all of the outstanding principal and accrued interest payable on our then-existing convertible debt in the approximate amount of $6.0 million into shares of common stock at a conversion price of $4.00 per share,

●	receiving $2.0 million in proceeds from the issuance of 12% subordinated promissory notes due February 28, 2023, which we refer to as the 2020 Notes, and

●	obtaining the loan under the Paycheck Protection Program through PNC Bank in the principal amount of $838,700 (the “PPP loan”), the principal and interest on which was forgiven in its entirety by the U.S. Small Business Administration (the “SBA”) by notice we received on January 20, 2021.

Overall, we reduced our outstanding debt by approximately $3 million during 2020 and have not incurred any new debt in 2021.

Our ability to meet our capital needs in the future will depend on many factors, including maintaining and enhancing our operating cash flow, successfully managing the transition of our recent acquisitions of Graphic Sciences and CEO Image, successfully retaining and growing our client base in the midst of general economic uncertainty, and managing the continuing effects of the COVID-19 pandemic on our business. We will need to successfully manage our cash flows to support potential future earnout commitments and debt service commitments.

Based on our current plans and assumptions, we believe our capital resources, including our cash and cash equivalents, along with funds expected to be generated from our operations, will be sufficient to meet our anticipated cash needs arising in the ordinary course of business for at least the next 12 months, including to satisfy our expected working capital needs, earnout obligations and capital and debt service commitments.

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

The following table present changes in our contract assets and liabilities during the six months ended June 30, 2021 and 2020:

	Balance at Beginning of Period	Addition from acquisition (Note 5)	Revenue Recognized in Advance of Billings	Billings	Balance at End of Period
Six months ended June 30, 2021
Contract assets: Accounts receivable, unbilled	$523,522	$-	$1,944,919	$(1,956,366)	$512,075

Six months ended June 30, 2020
Contract assets: Accounts receivable, unbilled	$23,371	$276,023	$208,404	$(57,558)	$450,240

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

Remaining performance obligations represent the transaction price from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 95% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. As of June 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations for software as a service and software maintenance contracts with a duration greater than one year was $48,454. As of December 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations for software as a service and software maintenance contracts with a duration greater than one year was $45,323. This does not include revenue related to performance obligations that are part of a contract whose original expected duration is one year or less.

	Balance at Beginning of Period	Addition from acquisition (Note 5)	Billings	Recognized Revenue	Balance at End of Period
Six months ended June 30, 2021
Contract liabilities: Deferred revenue	$996,131	$-	$2,141,905	$(2,195,089)	$942,947

Six months ended June 30, 2020
Contract liabilities: Deferred revenue	$754,073	$195,448	$1,482,894	$(1,520,617)	$911,798

Parts and Supplies

Parts and supplies are valued at the lower of cost or net realizable value. Costs are determined using the first-in, first-out method. Parts and supplies are used for scanning and document conversion services. A provision for potentially obsolete or slow-moving parts and supplies inventory is made based on parts and supplies levels, future sales forecasted and management’s judgment of potentially obsolete parts and supplies. We recorded an allowance of $24,000 and $15,000 at June 30, 2021 and December 31, 2020, respectively.

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

Purchase Accounting Related Fair Value Measurements

We allocate the purchase price, including contingent consideration, of our acquisitions to the assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Such fair market value assessments are primarily based on third-party valuations using assumptions developed by management that require significant judgments and estimates that can change materially as additional information becomes available. The purchase price allocated to intangibles is based on unobservable factors, including but not limited to, projected revenues, expenses, customer attrition rates, a weighted average cost of capital, among others. The weighted average cost of capital uses a market participant’s cost of equity and after-tax cost of debt and reflects the risks inherent in the cash flows. The approach to valuing the initial contingent consideration associated with the purchase price also uses similar unobservable factors such as projected revenues and expenses over the term of the contingent earnout period, discounted for the period over which the initial contingent consideration is measured, and volatility rates. We finalize the purchase price allocation once certain initial accounting valuation estimates are finalized, and no later than 12 months following the acquisition date.

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

For the three and six months ended June 30, 2021 and 2020, our expensed software development costs were $95,374 and $197,569, respectively, and $80,854 and $168,749, respectively.

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

No other Accounting Standards Updates that have been issued but are not yet effective are expected to have a material effect on the Company’s future condensed consolidated financial statements.

Advertising

We expense the cost of advertising as incurred. Advertising expense for the three and six months ended June 30, 2021 and 2020 amounted to $366 and $1,041, respectively, and 1,691 and $3,680, respectively.

Earnings (Loss) Per Share

Basic income or loss per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted income or loss per share is computed by dividing net income or loss by the diluted weighted average number of shares of common stock outstanding during the period. The diluted weighted average number of shares gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share exclude all diluted potential shares if their effect is anti-dilutive, including warrants or options which are out-of-the-money and for those periods with a net loss. The three and six months ended June 30, 2021 reported net income, while the three and six months ended June 30, 2020 reported net losses.

We have outstanding stock options which have not been included in the calculation of diluted net loss per share for the three and six months ended June 30, 2020 because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for each period are the same.

Income Taxes

We file a consolidated federal income tax return with our subsidiaries. The provision for income taxes is computed by applying statutory rates to income before taxes.

Deferred income taxes are recognized for the tax consequences in future years of temporary differences between the financial reporting and tax bases of assets and liabilities as of each period-end based on enacted tax laws and statutory rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A 100% valuation allowance has been established on deferred tax assets at June 30, 2021 and December 31, 2020, due to the uncertainty of our ability to realize future taxable income.

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

Information by operating segment is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Revenues
Document Management	$791,004	$622,865	$1,526,822	$1,240,916
Document Conversion	2,118,642	1,213,317	4,018,043	1,808,930
Total revenues	$2,909,646	$1,836,182	$5,544,865	$3,049,846

Gross profit
Document Management	$638,169	$486,127	$1,225,700	$920,832
Document Conversion	1,175,898	685,266	2,193,271	995,805
Total gross profit	$1,814,067	$1,171,393	$3,418,971	$1,916,637

Capital additions, net
Document Management	$-	$4,717	$38,116	$7,911
Document Conversion	165,455	12,981	361,522	17,529
Total capital additions, net	$165,455	$17,698	$399,638	$25,440

	As of June 30,
	2021	2020
Total assets
Document Management	$1,562,655	$2,295,165
Document Conversion	9,675,391	8,049,468
Total assets	$11,238,046	$10,344,633

Statement of Cash Flows

For purposes of reporting cash flows, cash includes cash on hand and demand deposits held by banks.

Reclassifications

Certain amounts reported in prior filings of the condensed consolidated financial statements have been reclassified to conform to current period presentation.

5. Business Acquisitions – Earnout Liability

On March 2, 2020, we acquired all of the issued and outstanding stock of Graphic Sciences. The purchase price paid for Graphic Sciences was $3,906,253 in cash plus potential contingent, or earnout, payments of up $833,000 annually over a three year period based on a gross profit level achieved by Graphic Sciences on an annual basis, for maximum total earnout payments over a three year period of $2,500,000, and with no minimum earnout payments. At the time of this acquisition, management estimated a fair value of the contingent liability—earnout (“earnout liability”) of $686,200 based on the terms of the earnout, and accordingly, recorded this amount as our earnout liability at the acquisition date in accordance with GAAP. For the three and six months ended June 30, 2021 we recorded a change in fair value of our earnout liabilities in the amount of $0 and $69,950, respectively. On June 8, 2021, we paid $769,733 for the first annual period. At June 30, 2021, our condensed consolidated balance sheets reflected an earnout liability for Graphic Sciences in the amount of $1,410,217. See Note 7 for the estimated fair value of the earnout liability as of June 30, 2021.

On April 21, 2020, we acquired substantially all of the assets of CEO Image. The purchase price paid for the assets of CEO Image consisted of $128,832 in cash, $170,000 in installment payments paid during 2020, and potential contingent, or earnout, payments of up $185,000 annually over a two year period based on a sales revenue level achieved by certain customers of CEO Image on an annual basis, for maximum total earnout payments over a two year period of $370,000, and with no minimum earnout payments. At the time of this acquisition, management estimated a fair value of the contingent liability—earnout (“earnout liability”) of $203,000 based on the terms of the earnout, and accordingly, recorded this amount as our earnout liability at the acquisition date in accordance with GAAP. For the three and six months ended June 30, 2021 we recorded a change in fair value of our earnout liabilities in the amount of $7,261. On June 10, 2021, we paid $185,000 for the first annual period. At June 30, 2021, our condensed consolidated balance sheets reflected an earnout liability for CEO Image in the amount of $156,261. See Note 7 for the estimated fair value of the earnout liability as of June 30, 2021.

The following unaudited pro forma information presents a summary of the condensed consolidated results of operations for the Company as if the acquisitions of Graphic Sciences and CEO Image had occurred on January 1, 2020.

For the six months ended June 30, 2020	(unaudited)
June 30, 2020
Total revenues	$4,482,809

Net loss	$(721,755)

Basic and diluted net loss per share	$(0.26)

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

The following tables present the amounts of revenue and earnings of the acquirees since the acquisition date included in the condensed consolidated income statement for the reporting period.

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Graphic Sciences:
Total revenues	$2,028,798	$1,192,164	$3,872,019	$1,843,221
Net income	279,374	$61,984	$497,895	$141,326

	For the three months ended June 30,				For the six months ended June 30,
	2021		2020		2021		2020
CEO Image:
Total revenues	$139,591		$64,519		$272,196		$64,519
Net income	$-	(a)	$-	(a)	$-	(a)	$-	(a)

(a)

Total earnings from the CEO Image acquisition are impracticable to disclose as they are not accounted for separately because its operations and financial reporting were merged with existing operations and financial reporting.

6. Intangible Assets, Net

At June 30, 2021, intangible assets consisted of the following:

	Estimated		Accumulated
	Useful Life	Costs	Amortization	Net
Trade names	10 years	$119,000	$(15,867)	$103,133
Customer contracts	5-8 years	1,242,000	(268,400)	973,600
		$1,361,000	$(284,267)	$1,076,733

At December 31, 2020, intangible assets consisted of the following:

	Estimated		Accumulated
	Useful Life	Costs	Amortization	Net
Trade names	10 years	$119,000	$(9,917)	$109,083
Customer contracts	5-8 years	1,242,000	(166,112)	1,075,888
		$1,361,000	$(176,029)	$1,184,971

Amortization expense for the three and six months ended June 30, 2021 and June 30, 2020, amounted to $54,119 and $108,238, respectively, and $51,936 and $67,792, respectively. The following table represents future amortization expense for intangible assets subject to amortization.

For the Twelve Months Ending June 30,	Amount
2022	$216,475
2023	216,475
2024	216,475
2025	212,108
2026	137,608
Thereafter	77,592
$1,076,733

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

The carrying values of cash and equivalents, accounts receivable, accounts payable, accrued expenses, and the PPP loan (prior to forgiveness) approximate fair value because of its short maturity. Management believes that the carrying value of the 2020 Notes approximate fair value given the March 2, 2020 transaction proximity to December 31, 2020 in conjunction with the absence of significant net change in the overall economic environment with regards to availability of credit to Company.

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

The following table provides a summary of the changes in fair value of the earnout liabilities for the three and six months ended June 30, 2021:

Three months ended June 30, 2021
Fair value at March 31, 2021	$2,513,950
Payment	(954,733)
Change in fair value	7,261
Fair value at June 30, 2021	$1,566,478

Six months ended June 30, 2021
Fair value at December 31, 2020	$2,444,000
Payment	(954,733)
Change in fair value	77,211
Fair value at June 30, 2021	$1,566,478

The fair values of amounts owed are recorded in the current and long-term portions of earnout liabilities in our condensed consolidated balance sheets. Changes in fair value are recorded in change in fair value of earnout liabilities in our condensed consolidated statements of operations.

8. Property and Equipment

Property and equipment are comprised of the following:

	June 30, 2021	December 31, 2020
Computer hardware and purchased software	$1,407,667	$1,019,259
Leasehold improvements	286,337	275,106
Furniture and fixtures	82,056	82,056
	1,776,060	1,376,421
Less: accumulated depreciation	(765,748)	(677,669)
Property and equipment, net	$1,010,312	$698,752

Total depreciation expense on our property and equipment for the three and six months ended June 30, 2021 and 2020 amounted to $47,313 and $88,078, respectively, and $34,814 and $47,050, respectively.

9. Notes Payable – Unrelated Parties

Summary of Notes Payable to Unrelated Parties

The table below summarizes all notes payable at June 30, 2021 and December 31, 2020, respectively, with the exception of related party notes disclosed in Note 10 “Notes Payable - Related Parties.”

	June 30, 2021	December 31, 2020
PPP Note (a)	$-	$838,700
2020 Notes	2,000,000	2,000,000
Total notes payable	$2,000,000	$2,838,700
Less unamortized debt issuance costs	(172,898)	(224,767)
Less unamortized debt discount	(177,778)	(231,111)
Less current portion	-	(580,638)
Long-term portion of notes payable	$1,649,324	$1,802,184

(a)	The full amount of the principal and interest on the PPP Note was forgiven in its entirety in January 2021.

Future minimum principal payments of the 2020 Notes are as follows:

As of June 30,	Amount
2023	$2,000,000
Total	$2,000,000

As of June 30, 2021 and December 31, 2020, accrued interest for these notes payable with the exception of the related party notes in Note 10, “Notes Payable - Related Parties,” was $0 and $5,941, respectively. As of June 30, 2021 and December 31, 2020, unamortized deferred financing costs and unamortized debt discount were reflected within long term liabilities on the condensed consolidated balance sheets.

With respect to all notes outstanding (other than the notes to related parties), interest expense, including the amortization of deferred financing costs, accrued loan participation fees, original issue discounts, deferred interest and related fees, interest expense related to warrants issued for the conversion of convertible notes, and the embedded conversion feature for the three and six months ended June 30, 2021 was $113,271 and $226,315, respectively, and for the three and six months ended June 30, 2021 and 2020 $115,365 and $318,285, respectively.

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

2020 Notes

On March 2, 2020, we sold 2,000 units, at an offering price of $1,000 per unit, to accredited investors in a private placement offering, with each unit consisting of $1,000 in 12% Subordinated Notes (“2020 Notes”) and 40 shares of our common stock, for aggregate gross proceeds of $2,000,000. The entire outstanding principal and accrued interest of the 2020 Notes are due and payable on February 28, 2023. Interest on the 2020 Notes accrues at the rate of 12% per annum, payable quarterly in cash, beginning on June 30, 2020. Any accrued but unpaid quarterly installment of interest will accrue interest at the rate of 14.0% per annum. Any overdue principal and accrued and unpaid interest at the maturity date will accrue a mandatory default penalty of 20% of the outstanding principal balance and an interest rate of 14% per annum from the maturity date until paid in full. We used a portion of the net proceeds from the private placement offering to finance the acquisitions of Graphic Sciences and CEO Image and the remaining net proceeds for working capital and general corporate purposes. We recognized a debt discount of $320,000 for the 80,000 shares issued in conjunction with the units. The amortization of the debt discount, which will be recognized over the life of the 2020 Notes as interest expense, for the three and six months ended June 30, 2021 was $26,667 and $53,333, respectively, and for the three and six months ended June 30, 2020 was $26,667 and $35,556, respectively.

PPP Note

On April 15, 2020, we were issued an unsecured promissory note (“PPP Note”) for the PPP loan through PNC Bank with a principal amount of $838,700. The term of the PPP Note Payable was two years, with an interest rate of 1.0% per annum deferred for the first six months. We received notice on January 20, 2021 that the SBA had forgiven the full amount of principal and interest of the PPP Note, and we have recognized a gain on extinguishment of debt of $0 and $845,083 for the three and six months ended June 30, 2021, respectively.

10. Notes Payable - Related Parties

For the three and six months ended June 30, 2021, there was no interest expense in connection with notes payable – related parties. For the three and six months ended June 30, 2020, interest expense in connection with notes payable – related parties was $1,431 and $88,941, respectively.

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

11. Deferred Compensation

Pursuant to an employment agreement, we have accrued incentive compensation totaling $100,828 in cash as of June 30, 2021 and December 31, 2020 for one of our founders. We deferred these payment obligations until we reasonably believe we have sufficient cash to make those payments in cash. We made no deferred incentive compensation payments during the six months ended June 30, 2021. Following the retirement of founder A. Michael Chretien on December 8, 2017, we made bi-weekly payments until his deferred compensation had been fully paid, which occurred in May 2020. During the three and six months ended June 30, 2020, we paid $3,292 and $16,338, respectively, in deferred incentive compensation, which amounts were reflected as a reduction in our deferred compensation liability.

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

Employment Agreements

We have entered into employment agreements with three of our key executives, including one of our founders. Under their respective employment agreements, the executives are employed on an “at-will” basis and are bound by typical confidentiality, non-solicitation and non-competition provisions. Deferred compensation for one founder remains outstanding as of June 30, 2021.

Operating Leases

On January 1, 2010, we entered into an agreement to lease 6,000 rentable square feet of office space in Columbus, Ohio. The lease commenced on January 1, 2010 and, pursuant to a lease extension dated August 9, 2016, the lease expires on December 31, 2021. We are currently evaluating renewal options.

Our subsidiary, Graphic Sciences, uses 36,000 square feet of leased space in Madison Heights, Michigan as its main facility. Graphic Sciences uses about 20,000 square feet for its records storage services, with the remainder of the space used for production, sales, and administration. The monthly rental payment is $41,508, with gradually higher annual increases each September up to $45,828 for the final year, and with a lease term continuing until August 31, 2026. Graphic Sciences also leases and uses a separate 20,000 square foot building for document storage in Highland Park, Michigan, and a satellite office in Traverse City, Michigan for production. The monthly Highland Park rental payment is $11,250, with a lease term continuing until September 30, 2021. The monthly Traverse City rental payment is $4,500, with a lease term continuing until January 31, 2024. Graphic Sciences also leases and uses four leased vehicles for logistics. The monthly rental payments for these vehicles total $2,618, with lease terms continuing until October 31, 2024.

Graphic Sciences also leases and uses an additional temporary storage space in Madison Heights, with a monthly rental payment of $1,605 and a lease term on a month-to-month basis. We have made an accounting policy election to not record a right-of-use asset and lease liability for short-term leases, which are defined as leases with a lease term of 12 months or less. Instead, the lease payments are recognized as rent expense in the general and administrative expenses on the statement of operations.

During 2021, we signed a lease for 37,000 square foot building, primarily for document storage, in Sterling Heights, Michigan, with monthly rental payments of $20,452 commencing on May 1, 2021, with gradually higher annual increases each May up to $24,171 for the final year, and with a lease term continuing to April 30, 2028.

The following table sets forth the future minimum lease payments under these operating leases:

For the period ending June 30,	Amount
2022	$954,935
2023	871,294
2024	848,274
2025	812,086
2026	824,564
Thereafter	617,218
$4,928,371

Lease costs charged to operations for the three months ended June 30, 2021 and 2020 amounted to $260,907 and $217,570, respectively, and for the six months ended June 30, 2021 and 2020 amounted to $498,982 and $294,620, respectively. Included in the lease costs for the three and six months ended June 30, 2021 were short-term lease costs of $17,314 and $56,418, respectively. The following table sets forth additional information pertaining to our leases:

For the Six Months Ending June 30, 2021:
Operating cash flows from operating leases	$371,894
Weighted average remaining lease term – operating leases	5.6 years
Weighted average discount rate – operating leases	7.1%

Because these leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments.

Warehouse Equipment Financing

During the six months ended June 30, 2021, we committed to purchase warehouse racking in the amount of $351,854, of which $300,276 was purchased as of June 30, 2021.

13. Stockholders’ Equity

Common Stock

As of June 30, 2021, 2,823,072 shares of common stock were issued and outstanding, 135,902 shares of common stock were reserved for issuance upon the exercise of outstanding warrants, and 497,330 shares of common stock were reserved for issuance under our 2015 Equity Incentive Plan, as amended (the “2015 Plan”).

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

In connection with the private placement offering, we paid the placement agent $440,000 in cash, equal to 8% of the gross proceeds of the offering, along with 95,500 warrants to purchase shares of our common stock and reimbursement for the placement agent’s reasonable out of pocket expenses, FINRA filing fees and related legal fees. The warrants are exercisable at an exercise price at $4.00 per share for a period of five years after issuance, contain customary cashless exercise provisions and anti-dilution protection and are entitled to limited piggyback registration rights. Underwriting expense of $236,761 and debt issuance costs of $135,291 were recorded for the issuance of the March 2, 2020 warrants, utilizing the Black-Scholes valuation model. The fair value of warrants issued was determined to be $3.90. Underwriting expense of $307,867 and debt issuance costs of $175,924 was recorded for the placement agent cash fee and other related legal fees. For the three and six months ended June 30, 2021, interest expense of $25,935 and $51,869, respectively, was recorded as amortization of the debt issuance costs for this private placement offering. For the three and six months ended June 30, 2020, interest expense of $25,935 and $34,580, respectively, was recorded as amortization of the debt issuance costs for this private placement offering.

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

Warrants

The following sets forth the warrants to purchase our common stock that were outstanding as of June 30, 2021:

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

No warrants were issued during the six months ended June 30, 2021. Warrants to purchase 95,500 shares of common stock were issued during the six months ended June 30, 2020 at a fair value determined to be $3.90 per warrant utilizing the Black-Scholes valuation model. The estimated value of the warrants issued during the six months ended June 30, 2020, as well as the assumptions that were used in calculating such values, were based on estimates at the issuance date as follows:

Warrants Issued March 2, 2020
Risk-free interest rate	0.88%
Weighted average expected term	5 years
Expected volatility	130.12%
Expected dividend yield	0.00%

14. Stock-Based Compensation

From time to time, we issue stock options and restricted stock as compensation for services rendered by our directors and employees.

Restricted Stock

On February 15, 2021 and January 2, 2020, we issued 12,207 shares and 16,429 shares, respectively, of restricted common stock to our directors as part of their annual compensation plan. The grants of restricted common stock were made outside the 2015 Plan and were not subject to any vesting conditions. Stock compensation of $57,500 was recorded on this issuance of restricted common stock for the six months ended June 30, 2021. Stock compensation of $57,500 on the issuance of the restricted common stock to directors was recorded for the twelve months ending December 31, 2020.

Stock Options

We did not make any stock option grants during the six months ended June 30, 2021 or 2020. Stock-based compensation for options was $23,098 and $7,109, during the three months ended June 30, 2021 and 2020, respectively, and $46,196 and $18,682, during the six months ended June 30, 2021 and 2020, respectively.

A summary of stock option activity during the six months ended June 30, 2021 and 2020 is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2021	145,360	$5.61	9 years	$19,200

Outstanding at June 30, 2021	145,360	$5.61	9 years	$19,200

Exercisable at June 30, 2021	41,560	$9.34	7 years	$19,200

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2020	46,860	$9.02	9 years	$19,200

Outstanding at June 30, 2020	46,860	$9.02	8 years	$19,200

Exercisable at June 30, 2020	38,785	$9.54	8 years	$19,200

As of June 30, 2021 and December 31, 2020, there was $276,678 and $ 322,874, respectively, of total unrecognized compensation costs related to stock options granted under our stock option agreements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of three years. The total fair value of stock options that vested during the six months ended June 30, 2021 and 2020 was $10,800 and $14,963, respectively.

15. Concentrations

Revenues from a limited number of customers have accounted for a substantial percentage of our total revenues. During the three months ended June 30, 2021 and 2020, our largest customer, the State of Michigan, accounted for 45% and 43%, respectively, of our total revenues, and our second largest customer, Quicken Loans, accounted for 9% and 11%, respectively, of our total revenues. During the six months ended June 30, 2021 and 2020, our largest customer, the State of Michigan, accounted for 48% and 40%, respectively, of our total revenues, and our second largest customer, Quicken Loans, accounted for 10% and 8%, respectively, of our total revenues.]

For the three months ended June 30, 2021 and 2020, government contracts represented approximately 59% and 57%, respectively, of our net revenues. For the six months ended June 30, 2021 and 2020, government contracts represented approximately 64% and 58%, respectively, of our net revenues. A significant portion of our sales to resellers represent ultimate sales to government agencies.

As of June 30, 2021, accounts receivable concentrations from our two largest customers were 36% and 12% of our gross accounts receivable, respectively by customer. Accounts receivable balances from our two largest customers at June 30, 2021 have been partially collected. As of December 31, 2020, accounts receivable concentrations from our two largest customers were 54% and 16% of gross accounts receivable, respectively by customer.

16. Certain Relationships and Related Transactions

We did not participate in any related person transactions during the three and six months ended June 30, 2021.

17. Provision For Income Taxes

We file federal and various state income tax returns in the U.S. For the three and six months ended June 30, 2021 and 2020, we have recognized the minimum amount of state income tax as required by the states in which we are required to file taxes. We are not currently subject to any other federal or state taxes because we have incurred losses since our inception.

Income tax benefit consists of the following federal, deferred components for the six months ended June 30, 2021 and 2020:

	Six months ended June 30, 2021	Six months ended June 30, 2020
Benefit of net operating losses	$48,641	$(154,168)
Other timing differences	28,609	(62,741)
Change in valuation allowance, including $188,000 reduction in valuation allowance due to purchased deferred tax liability in 2020	(77,250)	29,909
Tax benefit	$-	$(188,300)

A reconciliation is provided below of the U.S. Federal income tax expense at a statutory rate of 21% for the six months ended June 30, 2021 and 2020:

	Six months ended June 30, 2021	Six months ended June 30, 2020
U.S. statutory rate	21%	21%
U.S. Federal income tax at statutory rate	$217,688	$(234,570)
Increase (decrease) in income taxes due to:
Non-taxable PPP loan and accrued interest recovery	(177,467)	-
Non-deductible earnout expense	16,214	-
Non-deductible goodwill amortization	19,979	12,810
Other differences	836	4,830
Benefit of acquisition-date purchased deferred tax liability	-	(188,300)
Other change in valuation allowance	(77,250)	216,930
Income tax benefit	$-	$(188,300)

The approximate tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	June 30, 2021	December 31, 2020
Deferred tax assets
Reserves and accruals not currently deductible for tax purposes	$49,000	$51,000
Amortizable assets	68,000	72,000
Net operating loss carryforwards	3,971,000	4,020,000
	4,088,000	4,143,000
Deferred tax liabilities
Property and equipment	(164,000)	(143,000)
Net Deferred tax assets	3,924,000	4,000,000
Valuation allowance	(3,924,000)	(4,000,000)
	$-	$-

As of June 30, 2021 and December 31, 2020, we had federal net operating loss carry forwards of approximately $18,988,000 and $19,129,000, respectively, which can be used to offset future federal income tax. The federal and state net operating loss carry forwards expire at various dates through 2039 for pre-2020 losses. The operating losses during and after 2020 do not expire. We recorded a valuation allowance against all of our deferred tax assets as of both June 30, 2021 and December 31, 2020. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial conditions and results of operations should be read together with our condensed consolidated financial statements and notes thereto included in Part I, Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q, and with the condensed consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods. Any forward-looking statements in this discussion and analysis should be read in conjunction with the information set forth in “Note Regarding Forward-Looking Statements” elsewhere herein. In this Quarterly Report, we sometimes refer to the three and six month periods ended June 30, 2021 as the second quarter 2021 and the six month period 2021 respectively, and to the three and six month periods ended June 30, 2020 as the second quarter 2020 and the six month period 2020.

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

Our products and services are provided through two reporting segments: Document Management and Document Conversion. Our Document Management segment, which includes our CEO Image acquisition, consists primarily of solutions involving our software platform, allowing customers to capture and manage their documents across operations such as scanned hard-copy documents and digital documents including those from Microsoft Office 365, digital images, audio, video and emails. Our Document Conversion segment, which includes and primarily consists of our Graphic Sciences acquisition, provides assistance to customers as a part of their overall document strategy to convert documents from one medium to another, predominantly paper to digital, including migration to our software solutions, as well as long-term storage and retrieval services. Our solutions create value for customers by making it easy to connect business-critical documents to the people who need them by making those document easy to find and access, while also being secure and compliant with the customers’ audit requirements. Solutions are sold both directly to end-users and through resellers.

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

We operate a U.S.-based business with concentrated sales to the state of Michigan for our Document Conversion segment with a diverse set of document management software solutions and services. We hold or compete for leading positions regionally in select markets and attribute this leadership to several factors including the strength of our brand name and reputation, our comprehensive offering of innovative solutions, and the quality of our service support. Net growth in sales of software as a service in recent years reflects market demand for these solutions over traditional sales of on-premise software. We expect to continue to benefit from our select niche leader positions, innovative product offering, growing installed base, and the impact of our sales and marketing programs. Examples of these programs include identifying and investing in growth and market penetration opportunities, more effectively pricing our products and services, demonstrating superior value to customers, increasing our sales force effectiveness through improved guidance and measurement, and continuing to optimize our lead generation and lead nurturing processes.

For further information about our consolidated revenue and earnings, please see our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

How We Evaluate our Business Performance and Opportunities

There has been no material change during the six month period 2021 to the major qualitative and quantitative factors we consider in the evaluation of our operating results as set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — How We Evaluate our Business Performance and Opportunities” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Uncertainties, Trends, and Risks that can cause Fluctuations in our Operating Results

Our operating results have fluctuated significantly in the past and are expected to continue to fluctuate in the future due to a variety of factors, in addition to COVID-19, that are discussed in Part I, Item IA, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Uncertainties, Trends, and Risks that can cause Fluctuations in our Operating Results” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Due to all these factors and the other risks discussed in this Item 2, our past results of operations should not be relied upon as an indication of our future performance. Comparisons of our operating results with prior periods is not necessarily meaningful or indicative of future performance.

Executive Overview of Results

The biggest factors in the changes in our results of operations during the second quarter 2021 compared to the second quarter 2020, and the six month period 2021 compared to the six month period 2020 were our acquisitions of Graphic Sciences on March 2, 2020 and, to a much lesser extent, CEO Image on April 21, 2020, and the impact of the COVID-19 stay-at-home orders in Michigan and Ohio during most of the second quarter 2020. Our results for the six month period 2021 include the results of Graphic Sciences and CEO Image operations for the full period, while our six month period 2020 results include only approximately four month’s results of Graphic Sciences operations, and two month’s results of CEO Image.

Below are our key financial results for the second quarter 2021 (consolidated unless otherwise noted):

●	Revenues were $2,909,646, representing revenue growth of 58% year over year.

●	Cost of revenues was $1,095,579.

●	Operating expenses (excluding cost of revenues) were $1,508,349.

●	Income from operations was $305,718.

●	Net income was $192,447 with basic and diluted net income per share of $0.07 and $0.06, respectively.

●	Operating cash flow was $260,251.

●	Capital expenditures were $231,699.

Below are our key financial results for the six month period 2021 (consolidated unless otherwise noted):

●	Revenues were $5,544,865, representing revenue growth of 82% year over year.

●	Cost of revenues was $2,125,894.

●	Operating expenses (excluding cost of revenues) were $3,002,520.

●	Income from operations was $416,451.

●	Net income was $1,035,219 with basic and diluted net income per share of $0.37 and $0.33, respectively, including $845,083 gain on PPP loan forgiveness.

●	Operating cash flow was $587,120.

●	Capital expenditures were $399,638.

●	As of June 30, 2021, we had 115 employees, including 10 part-time employees.

Reportable Segments

We have two reportable segments: Document Management and Document Conversion. These reportable segments are discussed above under “Company Overview.”

Results of Operations

Revenues

The following table sets forth our revenues by reportable segment for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Revenues by segment
Document Management	$791,004	$622,865	$1,526,822	$1,240,916
Document Conversion	2,118,642	1,213,317	4,018,043	1,808,930
Total revenues	$2,909,646	$1,836,182	$5,544,865	$3,049,846

Gross profit by segment
Document Management	$638,169	$486,127	$1,225,700	$920,832
Document Conversion	1,175,898	685,266	2,193,271	995,805
Total gross profit	$1,814,067	$1,171,393	$3,418,971	$1,916,637

The following table sets forth our revenues by revenue source for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

Revenues:
Sale of software	$5,598	$9,674	$15,192	$103,774
Software as a service	376,154	248,693	699,880	474,687
Software maintenance services	335,073	314,111	675,519	575,354
Professional services	1,897,780	1,045,679	3,550,243	1,605,709
Storage and retrieval services	295,041	218,025	604,031	290,322
Total revenues	2,909,646	1,836,182	5,544,865	3,049,846

Our total revenues in the second quarter 2021 increased by 1,073,464, or 58%, over our second quarter 2020 revenues, driven primarily by COVID-19 stay-at-home orders in Michigan and Ohio which were in place for the majority of the second quarter 2020 and significantly affected our professional services revenues for that quarter. We estimate the impact of COVID-19 on our Document Conversion segment to be approximately $655,000 reduced revenue for the second quarter 2020. The remaining increase in total revenues for the second quarter is primarily attributable to growth in software as a service and professional services, as further described below. The remaining increase in total revenues for the six months ended June 30, 2021 is driven primarily by the acquisition of our Graphic Sciences subsidiary and the associated expansion of our revenues from professional services and the addition of storage and retrieval services. Graphic Sciences, which was acquired towards the end of the first quarter 2020, accounted for $1,843,221 of our revenues in the first quarter 2021 compared to $556,254 in the first quarter 2020, constituting 91% of the increase in revenues. In addition, the CEO Image business line that we acquired after the first quarter 2020 accounted for $132,605 of our first quarter revenues, or 9% of the increase.

Sale of Software Revenues

Revenues from the sale of software principally consist of sales of additional or upgraded software licenses and applications to existing customers and resellers. Revenues from the sale of software, which are reported as part of our Document Management segment, decreased by $4,076, or 42%, the second quarter 2021 compared to the second quarter 2020, and decreased by $88,582, or 85% during the six month period 2021 compared to the six month period 2020.

This decrease was due to timing of large direct sales projects, with unfavorable comparisons to the high project volume the same periods in 2020. We expect the volatility of this revenue line item to continue as the frequency of on-premise software solution sales decreases over time and project timing is unpredictable.

Software as a Service Revenues

We provide access to our software solutions as a service, accessible through the internet. Our customers typically enter into our software as a service agreement for periods of one year or more. Under these agreements, we generally provide access to the applicable software, data storage and related customer assistance and support. Revenues from the sale of software as a service, which are reported as part of our Document Management segment increased by $127,461, or 51%, in the second quarter 2021 compared to the second quarter 2020 and increased by $225,093, or 47% in the six month period 2021 compared to the six month period 2020. This increase was primarily the result of most new customers choosing a cloud-based solution, as well as expanded data storage, user seats, and hosting fees for existing customers.

Software Maintenance Services Revenues

Software maintenance services revenues consist of fees for post-contract customer support services provided to license (premise-based) holders through support and maintenance agreements. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. A substantial portion of these revenues were generated from renewals of maintenance agreements, which typically run on a year-to-year basis. Revenues from the sale of software maintenance services, which are reported as part of our Document Management segment, increased by $20,962, or 7%, in the second quarter 2021 compared to the second quarter 2020 and increased by $100,165, or 17%, in the six month period 2021 compared to the six month period 2020. This increase was primarily the result of maintenance and support agreements acquired with CEO Image, augmented by expansion of services with existing customers and price increases more than offsetting normal attrition.

Professional Services Revenues

Professional services revenues consist of revenues from document scanning and conversion services, consulting, discovery, training, and advisory services to assist customers with document management needs, as well as repair and maintenance services for customer equipment. These revenues include arrangements that do not involve the sale of software. Revenues from our professional services offerings were enhanced with our acquisition of Graphic Sciences. Of our professional services revenues during the second quarter 2021 and six month period 2021, $1,823,601 and $3,414,012, respectively, were derived from our Document Conversion operations and $74,179 and $136,231, respectively, were derived from our Document Management operations. Our overall professional services revenues increased by $852,101, or 81%, in the second quarter 2021 compared to the second quarter 2020 and increased by $1,944,534, or 121%, in the six month period 2021 compared to the six month period 2020. This increase is largely the net result of two key factors limiting professional service sales during those periods in 2020: the acquisition of Graphic Sciences late in the first quarter 2021 and the COVID-19 stay-at-home orders. The increase is also due to a solid pipeline and favorable mix of project work during those periods in 2021.

Storage and Retrieval Services Revenues

Graphic Sciences provides document storage and retrieval services to customers, primarily in Michigan. Revenues from storage and retrieval services, which are reported as part of our Document Conversion segment, increased by $77,016, or 35%, in the second quarter 2021 compared to the first quarter 2020 and increased by $313,709, or 108%, during the six month period 2021 compared to the six month period 2020. This increase was the result of a contract extension, including improved pricing, with our largest storage and retrieval customer, as well as unusually high project work including shredding of documents approved for destruction, and also the timing of the acquisition of Graphic Sciences in March 2020.

Costs of Revenues and Gross Profits

The following table sets forth our cost of revenues, by revenue source, for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

Cost of revenues:
Sale of software	2,122	5,357	6,359	43,659
Software as a service	91,781	71,281	168,121	143,796
Software maintenance services	22,272	31,569	46,660	78,085
Professional services	861,267	514,036	1,695,505	811,132
Storage and retrieval services	118,137	42,546	209,249	56,537
Total cost of revenues	1,095,579	664,789	2,125,894	1,133,209

The following table sets forth our cost of revenues by reportable segment for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Cost of revenues by segment
Document Management	$152,835	$136,738	$301,122	$320,084
Document Conversion	942,744	528,051	1,824,772	813,125
Total revenues	$1,095,579	$664,789	$2,125,894	$1,133,209

Our total cost of revenues during the second quarter 2021 increased by $430,790, or 65%, over second quarter 2020 and increased by $992,685, or 88%, during the six month period 2021 over the six month period 2020 primarily due to the corresponding increase in revenues for professional services and storage and retrieval services, which were adversely impacted by the stay-at-home orders in effect during second quarter 2020 as well as due to the acquisition of Graphic Sciences at the end of the first quarter 2020 and, to a lesser degree, the acquisition of CEO Image in April 2020. Our cost of revenues for our Document Management segment increased by $16,097, or 12%, in the second quarter 2021 compared to the second quarter 2020 and decreased $18,962, or 6%, in the six month period 2021 compared to the six month period 2020 primarily due to more efficient execution of the software maintenance services in that segment. Our cost of revenues for our Document Conversion segment increased by $414,693, or 79%, in the second quarter 2021 compared to the second quarter 2020 and increased by $1,011,647, or 124%, during the six month period 2021 compared to the six month period 2020 primarily due to the acquisition of Graphic Sciences at the end of the first quarter 2020.

Our overall gross profit decreased to 62% in the second quarter 2021 from 63% in the second quarter 2020, and decreased to 62% for the six month period 2021 from 63% during the six month period 2020. The increase in the mix of professional services revenue was the principal driver in the decrease, but that decrease was partially offset by margin improvements related to other revenue sources.

Cost of Software Revenues

Cost of software revenues consists primarily of labor costs of our software engineers and implementation consultants and third-party software licenses that are sold in connection with our core software applications. Cost of software revenues during the second quarter 2021 decreased by $3,235, or 60%, from the second quarter 2020, and decreased by $37,300, or 85%, from the six month period 2020, due to the decrease in revenues and implementations. Our gross margin for software revenues increased to 62% from 45% in the second quarter 2020 and remained consistent at 58% in both the six month period 2021 and the six month period 2020. The increase in the second quarter 2021 was driven by favorable changes in the software solution mix with stronger margin solutions, while changes in the software solution mix from the first quarter 2021 to the second quarter 2021 offset the opposite changes in the same quarters in 2020 resulting in consistent margins year to date.

Cost of Software as a Service

Cost of software as a service, or SaaS, consists primarily of technical support personnel, hosting services, and related costs. Cost of software as a service during the second quarter 2021 increased by $20,500, or 29%, over the second quarter 2020 and increased by $24,325, or 17%, during the six month period 2021 over the six month period 2020. This increase in the cost of SaaS was less than the increase in associated SaaS revenues, so our gross margin in the second quarter 2021 increased to 76% compared to 71% in the second quarter 2020 and to 76% in the six month period 2021 compared to 70% during the six month period 2020, as a result of more standard projects, improved implementation efficiencies and scaling of hosting infrastructure.

Cost of Software Maintenance Services

Cost of software maintenance services consists primarily of technical support personnel and related costs. Cost of software maintenance services during the second quarter 2021 decreased by $9,297, or 29%, over the second quarter 2020 and decreased by $31,425, or 40%, in the six month period 2021 over the six month period 2020, due primarily to reduced support activity, especially compared to the unusually high support volumes in first quarter 2020. As a result, our gross margin for software maintenance services increased to 93% in both the second quarter 2021 and the six month period 2021 compared to 90% and 86% in the second quarter 2020 and the six month period 2020, respectively.

Cost of Professional Services

Cost of professional services consists primarily of compensation for employees performing the document conversion services, compensation of our software engineers and implementation consultants and related third-party costs. Cost of professional services during the second quarter 2021 increased by $347,231, or 68%, over the second quarter 2020 and increased in the six month period 2021 by $884,373, or 109%, over the six month period 2020, following the increased revenue volume primarily due to the acquisition of Graphic Sciences late in the first quarter 2020 to a slightly lesser extent. As a result, our gross margins professional services increased to 55% in the second quarter 2021 compared to 51% in the second quarter 2020 and increased to 52% during the six month period 2021 compared to 49% in the six month period 2020. Gross margins related to consulting services may vary widely, depending upon the nature of the consulting project and the amount of labor it takes to complete a project.

Cost of Storage and Retrieval Services

Cost of storage and retrieval services consists primarily of compensation for employees performing the document storage and retrieval services, including logistics, provided by Graphic Sciences. Cost of storage and retrieval services increased by $75,591, or 178%, in the second quarter 2021 compared to the second quarter 2020, and increased by $152,712, or 270%, during the six month period 2021 compared to the six month period 2020, due to additional labor costs associated with our 2021 warehouse consolidation, which began in the second quarter and will not be complete for several months, as well as costs for additional project work including shredding and the inclusion of storage and retrieval services during the entire period of the first quarter 2021 compared to less than one full month during the first quarter 2020. Gross margins for our storage and retrieval services, which exclude the cost of facilities rental, maintenance, and related overheads, decreased to 60% in the second quarter 2021 compared to 80% in the second quarter 2020 and decreased to 65% during six month period 2021 compared to 81% in the six month period 2020 primarily as a result of increased use of subcontractors for certain projects, including shredding, and labor associated with consolidating warehouses in 2021.

Operating Expenses

The following table sets forth our operating expenses for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

Operating expenses:
General and administrative	1,058,061	844,657	2,097,087	1,688,860
Change in fair value of earnout liabilities	7,261	-	77,211	-
Significant transaction costs	-	175,673	-	636,440
Sales and marketing	341,595	229,873	631,906	473,562
Depreciation and amortization	101,432	86,750	196,316	114,842

Total operating expenses	1,508,349	1,336,953	3,002,520	2,913,704

General and Administrative Expenses

General and administrative expenses during the second quarter 2021 increased by $213,404, or 25%, over the second quarter 2020, and increased in the six month period 2021 by $408,227, or 24%, over the six month period 2020, principally related to the addition of Graphic Sciences expenses and certain furloughed hourly workers and management salary reductions in 2020. This was primarily reflected in our Document Conversion segment, in which our general and administrative expenses increased to $684,013 and $1,240,920 in the second quarter 2021 and the six month period 2021, respectively, from $483,798 and $674,356 in the second quarter 2020 and the six month period 2020, respectively. In our Document Management segment, our general and administrative expenses increased slightly to $374,048 in the second quarter 2021 compared to $360,859 in the second quarter 2020, and decreased to $856,167 in the six month period 2021 compared to $1,014,504 in the six month period 2020, which changes were due to the impacts of reinstated full management salaries increasing those expenses while decreased legal and accounting professional fees and increased sharing of public company costs with the increased Document Conversion segment decreased those expenses in our Document Management segment.

Change in Fair Value of Earnout Liabilities

Improved gross margin performance at Graphic Science during the first quarter 2021 resulted in an adjustment to fair value of earnout liabilities of $69,950. Improved revenue performance at CEO Image during the six month period 2021 resulted in an adjustment to fair value of earnout liabilities of $7,261. There were no adjustments to fair value of earnout liabilities during the six month period 2020.

Significant Transaction Expenses

There were no significant transaction expenses during the six month period 2021. The significant transactions expenses during the six month period 2020 were comprised of investment banker and placement agent success fees, as well as legal and consulting fees, in connection with our acquisition of Graphic Sciences and our financing and debt conversion.

Sales and Marketing Expenses

Sales and marketing expenses during the second quarter 2021 increased by $111,722, or 49%, over the second quarter 2020 and increased by $158,344, or 33%, during the six month period 2021 over the six month period 2020. This increase was primarily driven by the inclusion of the sales and marketing expenses Graphic Sciences during all of those periods in 2021 as well as the reinstatement of full sales and marketing salaries as a part of reducing expenses and preserving cash during the initial COVID-19 uncertainty in 2020, as well as adding a sales representative and a partial resumption of travel in 2021.

Depreciation and Amortization

Depreciation and amortization during the second quarter 2021 increased by $14,682, or 17%, over the second quarter 2020 and increased by $81,474, or 71%, during the six month period 2021 over the six month period 2020 as a result of depreciation on additional assets placed in service, primarily racking associated with the warehouse consolidation, and the addition of Graphic Sciences depreciation.

Other Items of Income and Expense

Gain on Extinguishment of Debt

The $845,083 gain on extinguishment of debt during the six month period 2021 reflects the full forgiveness of the principal and interest on our PPP Note by the SBA in January 2021. The $287,426 gain on extinguishment of debt in the during the six month period 2020 was due to the extinguishment of certain debt as part of conversion of notes payable accounted for using troubled debt restructuring.

Income Tax Benefit

Income tax benefit was $0 during the six month period 2021 compared to $188,300 during the six month period 2020. The income tax benefit in the during the six month period 2020 was driven by the releases of a portion of the valuation allowance for deferred tax liabilities of Graphic Sciences that were no longer due.

Interest Expense, Net

Interest expense decreased by $3,525, or 3%, in the second quarter 2021 as compared to the second quarter 2020, and decreased by $180,911, or 44% during the six month period 2021 as compared to the six month period 2020. The decrease resulted primarily from lower interest expense on lower net debt following the March 2020 private placement of securities and note conversion, as well as one-time interest expense associated with accelerating the beneficial conversion option on the notes converted in 2020.

Liquidity and Capital Resources

We have financed our operations primarily through a combination of cash on hand, cash generated from operations, borrowings from third parties and related parties, and proceeds from private sales of equity. Since 2012, we have raised a total of approximately $18.6 million in cash through issuances of debt and equity securities. As of June 30, 2021, we had $1,140,631 in cash and cash equivalents, net working capital deficit of $380,126, and an accumulated deficit of approximately $22 million. In June 2021, we paid $954,733 in annual earnout liabilities, reducing our net cash from operations for the second quarter 2021.

In 2020, we engaged in several actions that significantly improved our liquidity and cash flows, including:

●	acquiring the positive cash flow generated by Graphic Sciences and CEO Image,

●	receiving aggregate gross proceeds of $3.5 million from the private placement of our common stock,

●	converting all of the outstanding principal and accrued interest payable on our then-existing convertible debt in the approximate amount of $6 million into shares of common stock at a conversion price of $4.00 per share, and

●	receiving $2.0 million in proceeds from the issuance of 12% subordinated promissory notes due February 29, 2023, which we refer to as the 2020 notes, and

●	obtaining the PPP loan in the principal amount of $838,700, the principal and interest on which was forgiven in its entirety by the SBA in January 2021.

Overall, we reduced our outstanding debt by approximately $3 million during 2020 and have not incurred any new debt in 2021.

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

Based on our current plans and assumptions, we believe our capital resources, including our cash and cash equivalents, along with funds expected to be generated from our operations, will be sufficient to meet our anticipated cash needs arising in the ordinary course of business for at least the next 12 months, including to satisfy our expected working capital needs, earnout obligations and capital and debt service commitments.

Indebtedness

As of June 30, 2021, our only outstanding long-term indebtedness consisted of the 2020 notes issued to accredited investors on March 2, 2020, with an aggregate outstanding principal balance of $2,000,000 and accrued interest of $0. See Note 9 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report for further information on the 2020 notes.

Capital Expenditures

There were no material commitments for capital expenditures at December 31, 2020. During the six month period 2021, we committed to purchase warehouse racking in the amount of $351,854, of which $300,276 was purchased as of June 30, 2021. We are evaluating options to finance the equipment purchase.

Cash Provided by and Used in Operating Activities

Net cash provided by operating activities during the six month period 2021 was $587,120, primarily attributable to net income adjusted for non-cash expenses of $73,060, an increase in operating assets of $1,746,940 and an increase in operating liabilities of $417,168. Net cash used in operating activities during the six month period 2020 was $132,287, primarily attributable to the net loss adjusted for non-cash expenses of $799,319, a decrease in operating assets of $602,304 and a decrease in operating liabilities of $605,343.

Cash Used by Investing Activities

Net cash used in investing activities in the six month period 2021 was $399,638, primarily related to purchases of racking property and equipment for the new Sterling Heights, MI warehouse. Net cash used in investing activities in the six month period 2020 was $4,039,743, primarily related to cash paid to acquire Graphic Sciences and CEO Image.

Cash Provided by Financing Activities

Net cash used by financing activities during the six month period 2021 amounted to $954,733, due to payment of earnout liabilities.

Net cash provided by financing activities during the six month period 2020 amounted to $5,644,681, as the result of net cash generated from the sale of common stock of $2,859,633 and from new borrowings of $3,008,700, partially offset by deferred financing costs of $175,924. Notes payable payments to related parties amounted to $47,728.

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

Our critical accounting policies and estimates are set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There were no material changes to our critical accounting policies and estimates during the second quarter 2021.

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

Based on this evaluation, we concluded that, as of June 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Our business and operating results are subject to many risks, uncertainties and other factors. If any of these risks were to occur, our business, affairs, assets, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. Except as supplemented by the following, there have been no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020:

Increases in the minimum wage and general labor costs, could adversely affect our business, financial condition and results of operations.

Labor is a significant portion of our cost structure and is subject to many external factors, including minimum wage laws, prevailing wage rates, unemployment levels, health insurance costs and other insurance costs and changes in employment and labor legislation or other workplace regulation. From time to time, legislative proposals are made to increase the federal minimum wage in the United States, as well as the minimum wage in Michigan and Ohio and municipalities, and to reform entitlement programs, such as health insurance and paid leave programs. On April 27, 2021, President Biden issued an Executive Order, effective January 30, 2022, requiring certain federal contractors to pay a $15 minimum wage to workers who work on federal contracts and to adjust that rate annually according to the consumer price index. While we do not currently have any federal contracts and are not directly affected by the Executive Order, the Executive Order may affect us in the future; it may influence other state and municipal jurisdictions to increase their statutory minimum wage; or it may significantly contribute to the overall increase in prevailing wage rates. As minimum wage rates increase or related laws and regulations change, we may need to increase not only the wage rates of our minimum wage employees, but also the wages paid to our other hourly or salaried employees. Any increase in the cost of our labor could have an adverse effect on our business, financial condition and results of operations, or if we fail to pay such higher wages we could suffer increased employee turnover. Increases in labor costs generally could force us to increase prices for other customers, which could adversely impact our sales. For some customers with multi-year fixed pricing contracts, increases in the minimum wage could decrease our profit margins or result in losses and could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibit

10.1	Fourth Amendment to Intellinetics, Inc. 2015 Equity Incentive Plan, dated April 29, 2021, as filed with the Company’s Current Report on 8-K on May 5, 2021.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.).

101.SCH*	XBRL Taxonomy Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLINETICS, INC.

Dated:	August 16, 2021

By:	/s/ James F. DeSocio
James F. DeSocio
President and Chief Executive Officer

Dated:	August 16, 2021

By:	/s/ Joseph D. Spain
Joseph D. Spain
Chief Financial Officer

