Form 10-Q
period 2021-09-30
INTELLINETICS, INC.
filed 2021-11-15
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

As of November 12, 2021, there were 2,823,072 shares of the issuer’s common stock outstanding, each with a par value of $0.001 per share.

INTELLINETICS, INC.

Form 10-Q

September 30, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the documents incorporated into this report by reference contain forward-looking statements. In addition, from time to time we may make additional forward-looking statements in presentations, at conferences, in press releases, in other reports and filings and otherwise. Forward-looking statements are all statements other than statements of historical facts, including statements that refer to plans, intentions, objectives, goals, targets, strategies, hopes, beliefs, projections, prospects, expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. The words “may,” “could,” “should,” “would,” “will,” “project,” “intend,” “continue,” “believe,” “anticipate,” “estimate,” “forecast,” “expect,” “plan,” “potential,” “opportunity,” “scheduled,” “goal,” “target,” and “future,” variations of such words, and other comparable terminology and similar expressions and references to future periods are often, but not always, used to identify forward-looking statements. Examples of forward-looking statements include, among other things, statements about the following:

●	the ongoing effect of the novel coronavirus pandemic (“COVID-19”), including its macroeconomic effects on our business, operations, and financial results; and the effect of governmental lockdowns, restrictions and new regulations on our operations and processes;

●	our prospects, including our future business, revenues, expenses, net income, earnings per share, margins, profitability, cash flow, cash position, liquidity, financial condition and results of operations, backlog of orders and revenue, our targeted growth rate, our goals for future revenues and earnings, and our expectations about realizing the revenues in our backlog and in our sales pipeline;

●	the effects on our business, financial condition and results of operations of current and future economic, business, market and regulatory conditions, including (i) the current economic and market conditions and their effects on our customers and their capital spending and ability to finance purchases of our products, services, technologies and systems, and (ii) inflation, labor costs, and the labor markets and their effects on our profitability and our ability to attract and retain talent;

●	our expectation that the shift from an offline to online world will continue to benefit our business;

●	our ability to integrate our two recent acquisitions and any future acquisitions, grow their businesses and obtain the expected financial and operational benefits from those businesses;

●	the effects of fluctuations in sales on our business, revenues, expenses, net income, earnings per share, margins, profitability, cash flow, capital expenditures, liquidity, financial condition and results of operations;

●	our products, services, technologies and systems, including their quality and performance in absolute terms and as compared to competitive alternatives, their benefits to our customers and their ability to meet our customers’ requirements, and our ability to successfully develop and market new products, services, technologies and systems;

●	our markets, including our market position and our market share;

●	our ability to successfully develop, operate, grow and diversify our operations and businesses;

●	our business plans, strategies, goals and objectives, and our ability to successfully achieve them;

●	the sufficiency of our capital resources, including our cash and cash equivalents, funds generated from operations, availability credit and financing arrangements and other capital resources, to meet our future working capital, capital expenditure, lease and debt service and business growth needs;

●	the value of our assets and businesses, including the revenues, profits and cash flow they are capable of delivering in the future;

●	the amount and timing of revenue recognition from customer contracts with commitments for performance obligations, including our estimate of the remaining amount of commitments and when we expect to recognize revenues;

●	industry trends and customer preferences and the demand for our products, services, technologies and systems; and

●	the nature and intensity of our competition, and our ability to successfully compete in our markets.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(unaudited)
	September 30,	December 31,
	2021	2020
ASSETS

Current assets:
Cash	$1,829,247	$1,907,882
Accounts receivable, net	948,508	792,380
Accounts receivable, unbilled	653,075	523,522
Parts and supplies, net	58,427	79,784
Other contract assets	70,412	31,283
Prepaid expenses and other current assets	190,134	130,883
Total current assets	3,749,803	3,465,734

Property and equipment, net	1,091,020	698,752
Right of use assets	4,005,709	2,641,005
Intangible assets, net	1,022,615	1,184,971
Goodwill	2,322,887	2,322,887
Other assets	14,784	31,284
Total assets	$12,206,818	$10,344,633

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$121,525	$141,823
Accrued compensation	525,013	271,889
Accrued expenses, other	153,643	131,685
Lease liabilities - current	596,295	518,531
Deferred revenues	1,336,863	996,131
Deferred compensation	100,828	100,828
Earnout liabilities - current	923,109	877,522
Accrued interest payable - current	-	5,941
Notes payable - current	-	580,638
Total current liabilities	3,757,276	3,624,988

Long-term liabilities:
Notes payable - net of current portion	1,701,926	1,802,184
Lease liabilities - net of current portion	3,491,765	2,196,951
Earnout liabilities - net of current portion	643,369	1,566,478
Total long-term liabilities	5,837,060	5,565,613
Total liabilities	9,594,336	9,190,601

Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized; 2,823,072 and 2,810,865 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	2,823	2,811
Additional paid-in capital	24,274,270	24,147,488
Accumulated deficit	(21,664,611)	(22,996,267)
Total stockholders’ equity	2,612,482	1,154,032
Total liabilities and stockholders’ equity	$12,206,818	$10,344,633

See Notes to these Condensed Consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues:
Sale of software	$58,779	$53,767	$73,971	$153,999
Software as a service	352,192	281,810	1,052,072	756,497
Software maintenance services	336,732	340,129	1,012,251	915,483
Professional services	2,165,030	1,615,445	5,715,273	3,221,154
Storage and retrieval services	258,629	220,131	862,660	510,453
Total revenues	3,171,362	2,511,282	8,716,227	5,557,586

Cost of revenues:
Sale of software	3,691	-	10,050	40,117
Software as a service	73,596	65,712	241,717	209,508
Software maintenance services	18,270	49,354	64,930	127,439
Professional services	1,042,249	841,016	2,765,241	1,637,308
Storage and retrieval services	117,835	64,906	299,597	136,283
Total cost of revenues	1,255,641	1,020,988	3,381,535	2,150,655

Gross profit	1,915,721	1,490,294	5,334,692	3,406,931

Operating expenses:
General and administrative	1,027,932	844,186	3,125,019	2,533,046
Change in fair value of earnout liabilities	-	-	77,211	-
Significant transaction costs	-	-	-	636,440
Sales and marketing	372,399	285,462	1,004,305	759,024
Depreciation and amortization	105,923	89,475	302,239	204,317

Total operating expenses	1,506,254	1,219,123	4,508,774	4,132,827

Income (loss) from operations	409,467	271,171	825,918	(725,896)

Other income (expense)
Gain on extinguishment of debt	-	-	845,083	287,426
Interest expense, net	(113,030)	(115,498)	(339,345)	(522,724)

Total other income (expense)	(113,030)	(115,498)	505,738	(235,298)

Income (loss) before income taxes	296,437	155,673	1,331,656	(961,194)

Income tax benefit	-	-	-	188,300

Net income (loss)	$296,437	$155,673	$1,331,656	$(772,894)

Basic net income (loss) per share:	$0.11	$0.06	$0.47	$(0.34)
Diluted net income (loss) per share:	$0.10	$0.06	$0.43	$(0.34)

Weighted average number of common shares outstanding - basic	2,823,072	2,810,865	2,822,938	2,271,169
Weighted average number of common shares outstanding - diluted	3,104,334	2,810,865	3,105,175	2,271,169

See Notes to these Condensed Consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2020	2,810,865	$2,811	$24,107,401	$(21,724,633)	$2,385,579

Stock Option Compensation	-	-	13,969	-	13,969

Net Income	-	-	-	155,673	155,673

Balance, September 30, 2020	2,810,865	$2,811	$24,121,370	$(21,568,960)	$2,555,221

Balance, June 30, 2021	2,823,072	2,823	24,251,172	(21,961,048)	2,292,947

Stock Option Compensation	-	-	23,098	-	23,098

Net Income	-	-	-	296,437	296,437

Balance, September 30, 2021	2,823,072	$2,823	$24,274,270	$(21,664,611)	$2,612,482

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2019	370,497	$371	$14,419,437	$(20,796,066)	$(6,376,258)

Stock Issued to Directors	16,429	16	57,484	-	57,500

Stock Option Compensation	-	-	32,652	-	32,652

Stock Issued	955,000	955	3,819,045	-	3,820,000

Stock Issued for Convertible Notes	1,468,939	1,469	5,728,566	-	5,730,035

Equity Issuance Costs	-	-	(307,867)	-	(307,867)

Note Offer Warrants	-	-	372,053	-	372,053

Net Loss	-	-	-	(772,894)	(772,894)

Balance, September 30, 2020	2,810,865	$2,811	$24,121,370	$(21,568,960)	$2,555,221

Balance, December 31, 2020	2,810,865	2,811	24,147,488	(22,996,267)	1,154,032

Stock Issued to Directors	12,207	12	57,488	-	57,500

Stock Option Compensation	-	-	69,294	-	69,294

Net Income	-	-	-	1,331,656	1,331,656

Balance, September 30, 2021	2,823,072	$2,823	$24,274,270	$(21,664,611)	$2,612,482

See Notes to these Condensed Consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020

Cash flows from operating activities:
Net income (loss)	$1,331,656	$(772,894)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	302,239	204,317
Bad debt (recovery) expense	(10,304)	40,325
Parts and supplies reserve change	9,000	10,500
Amortization of deferred financing costs	77,804	91,156
Amortization of beneficial conversion option	-	11,786
Amortization of debt discount	80,000	62,222
Amortization of right of use asset	472,402	278,879
Stock issued for services	57,500	57,500
Stock options compensation	69,294	32,652
Note conversion stock issue expense	-	141,000
Warrant issue expense	-	236,761
Interest on converted debt	-	176,106
Amortization of original issue discount on notes	-	18,296
Gain on extinguishment of debt	(845,083)	(287,426)
Change in fair value of earnout liabilities	77,211	-
Changes in operating assets and liabilities:
Accounts receivable	(145,824)	333,121
Accounts receivable, unbilled	(129,553)	(204,248)
Parts and supplies	12,357	5,105
Prepaid expenses and other current assets	(81,880)	(25,790)
Accounts payable and accrued expenses	325,016	(589,461)
Lease liabilities, current and long-term	(464,528)	(269,748)
Deferred compensation	-	(16,338)
Accrued interest, current and long-term	442	4,504
Deferred revenues	270,500	69,520
Total adjustments	76,593	380,739
Net cash provided by (used in) operating activities	1,408,249	(392,155)

Cash flows from investing activities:
Cash paid to acquire business, net of cash acquired	-	(4,019,098)
Purchases of property and equipment	(532,151)	(55,603)
Net cash used in investing activities	(532,151)	(4,074,701)

Cash flows from financing activities:
Payment of earnout liabilities	(954,733)	-
Proceeds from issuance of common stock	-	3,167,500
Offering costs paid on issuance of common stock	-	(307,867)
Payment of deferred financing costs	-	(175,924)
Proceeds from notes payable	-	3,008,700
Repayment of notes payable	-	(70,000)
Repayment of notes payable - related parties	-	(47,728)
Net cash (used in) provided by financing activities	(954,733)	5,574,681

Net (decrease) increase in cash	(78,635)	1,107,825
Cash - beginning of period	1,907,882	404,165
Cash - end of period	$1,829,247	$1,511,990

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$182,198	$142,018
Cash paid during the period for income taxes	$2,106	$112,954

Supplemental disclosure of non-cash financing activities:
Accrued interest notes payable converted to equity	$-	$796,074
Accrued interest notes payable related parties converted to equity	-	238,883
Discount on notes payable for beneficial conversion feature	-	320,000
Discount on notes payable for warrants	-	135,292
Notes payable converted to equity	-	3,421,063
Notes payable converted to equity - related parties	-	1,465,515
Right-of-use asset obtained in exchange for operating lease liability	1,483,962	-

Supplemental disclosure of non-cash investing activities relating to business acquisitions:
Cash	$-	$17,269
Accounts receivable	-	1,122,737
Accounts receivable, unbilled	-	276,023
Parts and supplies	-	91,396
Prepaid expenses	-	73,116
Other current assets	-	5,954
Right of use assets	-	2,885,618
Property and equipment	-	735,885
Intangible assets	-	1,361,000
Accounts payable	-	(168,749)
Accrued expenses	-	(162,426)
Lease liabilities	-	(2,947,684)
Federal and state taxes payable	-	(168,900)
Deferred revenues	-	(198,659)
Deferred tax liabilities, net	-	(149,900)
Net assets acquired in acquisition	-	2,772,680
Total goodwill acquired in acquisition	-	2,322,887
Total purchase price of acquisition	-	5,095,567
Purchase price of business acquisition financed with earnout liability	-	(889,200)
Purchase price of business acquisition financed with installment payments	-	(170,000)
Cash used in business acquisition	$-	$4,036,367

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

Our products and services are provided through two reporting segments: Document Management and Document Conversion. Our Document Management segment, which includes the CEO Imaging Systems, Inc. (“CEO Image”) asset acquisition in April 2020, consists primarily of solutions involving our software platform, allowing customers to capture and manage their documents across operations such as scanned hard-copy documents and digital documents including those from Microsoft Office 365, digital images, audio, video and emails. Our Document Conversion segment, which includes and primarily consists of the Graphic Sciences acquisition, provides assistance to customers as a part of their overall document strategy to convert documents from one medium to another, predominantly paper to digital, including migration to our software solutions, as well as long-term storage and retrieval services. Our solutions create value for customers by making it easy to connect business-critical documents to the people who need them by making those documents easy to find and access, while also being secure and compliant with the customers’ audit requirements. Solutions are sold both directly to end-users and through resellers.

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

3. Liquidity and Management’s Plans

We have financed our operations primarily through a combination of cash on hand, cash generated from operations, borrowings from third parties and related parties, and proceeds from private sales of equity. Since 2012, we have raised a total of approximately $18.6 million in cash through issuances of debt and equity securities. As of September 30, 2021, we had $1,829,247 in cash and cash equivalents, net working capital deficit of $7,473, and an accumulated deficit of approximately $22 million. In June 2021, we paid $954,733 in annual earnout liabilities.

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

When the timing of our delivery of goods or services is different from the timing of payments made by customers, we recognize either a contract asset (performance precedes contractual due date) or a contract liability (customer payment precedes performance). Customers that prepay are represented by deferred revenue until the performance obligation is satisfied. Contract assets represent arrangements in which the good or service has been delivered but payment is not yet due. Our contract assets consisted of accounts receivable, unbilled, which are disclosed on the condensed consolidated balance sheets, as well as other contract assets which are comprised of employee sales commissions paid in advance of contract periods ending. Our contract liabilities consisted of deferred (unearned) revenue, which is generally related to software as a service or software maintenance contracts. We classify deferred revenue as current based on the timing of when we expect to recognize revenue, which are disclosed on the condensed consolidated balance sheets.

The following table presents changes in our contract assets during the nine months ended September 30, 2021 and 2020:

	Balance at Beginning of Period	Addition from acquisition (Note 5)	Revenue Recognized in Advance of Billings	Billings	Balance at End of Period
Nine months ended September 30, 2021
Accounts receivable, unbilled	$523,522	$-	$3,281,320	$(3,151,767)	$653,075
Other contract assets	$31,283	$-	$107,364	$68,235	$70,412

Nine months ended September 30, 2020
Accounts receivable, unbilled	$23,371	$276,023	$602,692	$(398,444)	$503,642
Other contract assets	$19,670	$-	$39,975	$28,695	$30,950

Deferred revenue

Amounts that have been invoiced are recognized in accounts receivable, deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Deferred revenue represents amounts billed for which revenue has not yet be recognized. Deferred revenues typically relate to maintenance and software as a service agreements which have been paid for by customers prior to the performance of those services, and payments received for professional services and license arrangements and software as a service performance obligations that have been deferred until fulfilled under our revenue recognition policy.

Remaining performance obligations represent the transaction price from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 98% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. As of September 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations for software as a service and software maintenance contracts with a duration greater than one year was $24,509. As of December 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations for software as a service and software maintenance contracts with a duration greater than one year was $45,323. This does not include revenue related to performance obligations that are part of a contract whose original expected duration is one year or less.

The following table presents changes in our contract liabilities during the nine months ended September 30, 2021 and 2020:

	Balance at Beginning of Period	Addition from acquisition (Note 5)	Billings	Recognized Revenue	Balance at End of Period
Nine months ended September 30, 2021
Deferred revenue	$996,131	$-	$2,954,212	$(2,613,480)	$1,336,863

Nine months ended September 30, 2020
Deferred revenue	$754,073	$198,659	$2,215,742	$(2,146,222)	$1,022,252

Parts and Supplies

Parts and supplies are valued at the lower of cost or net realizable value. Costs are determined using the first-in, first-out method. Parts and supplies are used for scanning and document conversion services. A provision for potentially obsolete or slow-moving parts and supplies inventory is made based on parts and supplies levels, future sales forecasted and management’s judgment of potentially obsolete parts and supplies. We recorded an allowance of $24,000 and $15,000 at September 30, 2021 and December 31, 2020, respectively.

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

In accordance with ASC 350-40, “Internal-Use Software,” we capitalize purchase and implementation costs of internal use software. Once an application has reached development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable that the expenditure will result in additional functionality. No such costs were capitalized during the periods presented in this report.

For the three and nine months ended September 30, 2021 and 2020, our expensed software development costs were $97,157 and $294,726, respectively, and $60,085 and $228,834, respectively.

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

Advertising

We expense the cost of advertising as incurred. Advertising expense for the three and nine months ended September 30, 2021 and 2020 amounted to $3,022 and $4,063, respectively, and $1,651 and $5,331, respectively.

Earnings (Loss) Per Share

Basic income or loss per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted income or loss per share is computed by dividing net income or loss by the diluted weighted average number of shares of common stock outstanding during the period. The diluted weighted average number of shares gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share exclude all diluted potential shares if their effect is anti-dilutive, including warrants or options which are out-of-the-money and for those periods with a net loss. The three and nine months ended September 30, 2021 reported net income, as did the three months ended September 30, 2020, while the nine months ended September 30, 2020 reported a net loss.

Income Taxes

We file a consolidated federal income tax return with our subsidiaries. The provision for income taxes is computed by applying statutory rates to income before taxes.

Deferred income taxes are recognized for the tax consequences in future years of temporary differences between the financial reporting and tax bases of assets and liabilities as of each period-end based on enacted tax laws and statutory rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A 100% valuation allowance has been established on deferred tax assets at September 30, 2021 and December 31, 2020, due to the uncertainty of our ability to realize future taxable income.

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

Information by operating segment is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Revenues
Document Management	$792,548	$780,834	$2,319,370	$2,018,208
Document Conversion	2,378,814	1,730,448	6,396,857	3,539,378
Total revenues	$3,171,362	$2,511,282	$8,716,227	$5,557,586

Gross profit
Document Management	$673,237	$605,451	$1,898,799	$1,526,283
Document Conversion	1,242,484	884,843	3,435,893	1,880,648
Total gross profit	$1,915,721	$1,490,294	$5,334,692	$3,406,931

Capital additions, net
Document Management	$5,935	$-	$44,051	$7,911
Document Conversion	126,578	33,676	488,100	51,205
Total capital additions, net	$132,513	$33,676	$532,151	$59,116

	As of September 30,	As of December 31,
	2021	2020
Total assets
Document Management	$2,249,183	$2,295,165
Document Conversion	9,957,635	8,049,468
Total assets	$12,206,818	$10,344,633

Statement of Cash Flows

For purposes of reporting cash flows, cash includes cash on hand and demand deposits held by banks.

Reclassifications

Certain amounts reported in prior filings of the condensed consolidated financial statements have been reclassified to conform to current period presentation.

5. Business Acquisitions – Earnout Liability

On March 2, 2020, we acquired all of the issued and outstanding stock of Graphic Sciences. The purchase price paid for Graphic Sciences was $3,906,253 in cash plus potential contingent, or earnout, payments of up $833,000 annually over a three year period based on a gross profit level achieved by Graphic Sciences on an annual basis, for maximum total earnout payments over a three year period of $2,500,000, and with no minimum earnout payments. At the time of this acquisition, management estimated a fair value of the contingent liability—earnout (“earnout liability”) of $686,200 based on the terms of the earnout, and accordingly, recorded this amount as our earnout liability at the acquisition date in accordance with GAAP. For the three and nine months ended September 30, 2021 we recorded a change in fair value of our earnout liabilities in the amount of $0 and $77,211, respectively. On June 8, 2021, we paid $769,733 for the first annual period. At September 30, 2021, our condensed consolidated balance sheets reflected an earnout liability for Graphic Sciences in the amount of $1,410,217. See Note 7 for the estimated fair value of the earnout liability as of September 30, 2021.

On April 21, 2020, we acquired substantially all of the assets of CEO Image. The purchase price paid for the assets of CEO Image consisted of $128,832 in cash, $170,000 in installment payments paid during 2020, and potential contingent, or earnout, payments of up $185,000 annually over a two year period based on a sales revenue level achieved by certain customers of CEO Image on an annual basis, for maximum total earnout payments over a two year period of $370,000, and with no minimum earnout payments. At the time of this acquisition, management estimated a fair value of the contingent liability—earnout (“earnout liability”) of $203,000 based on the terms of the earnout, and accordingly, recorded this amount as our earnout liability at the acquisition date in accordance with GAAP. For the three and nine months ended September 30, 2021 we recorded a change in fair value of our earnout liabilities in the amount of $0 and $7,261, respectively. On June 10, 2021, we paid $185,000 for the first annual period. At September 30, 2021, our condensed consolidated balance sheets reflected an earnout liability for CEO Image in the amount of $156,261. See Note 7 for the estimated fair value of the earnout liability as of September 30, 2021.

The following unaudited pro forma information presents a summary of the condensed consolidated results of operations for the Company as if the acquisitions of Graphic Sciences and CEO Image had occurred on January 1, 2020.

For the nine months ended September 30, 2020	(unaudited)
September 30, 2020
Total revenues	$6,990,549

Net loss	$(566,082)

Basic and diluted net loss per share	$(0.20)

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

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Graphic Sciences:
Total revenues	$2,257,038	$1,660,775	$6,129,057	$3,409,193
Net income	256,016	$239,555	$753,911	$380,881

	For the three months ended September 30,				For the nine months ended September 30,
	2021		2020		2021		2020
CEO Image:
Total revenues	$147,380		$155,414		$419,576		$219,934
Net income	$-	(a)	$-	(a)	$-	(a)	$-	(a)

(a)	Total earnings from the CEO Image acquisition are impracticable to disclose as they are not accounted for separately because its operations and financial reporting were merged with existing operations and financial reporting.

6. Intangible Assets, Net

At September 30, 2021, intangible assets consisted of the following:

	Estimated		Accumulated
	Useful Life	Costs	Amortization	Net
Trade names	10 years	$119,000	$(18,842)	$100,158
Customer contracts	5-8 years	1,242,000	(319,543)	922,457
		$1,361,000	$(338,385)	$1,022,615

At December 31, 2020, intangible assets consisted of the following:

	Estimated		Accumulated
	Useful Life	Costs	Amortization	Net
Trade names	10 years	$119,000	$(9,917)	$109,083
Customer contracts	5-8 years	1,242,000	(166,112)	1,075,888
		$1,361,000	$(176,029)	$1,184,971

Amortization expense for the three and nine months ended September 30, 2021 and September 30, 2020, amounted to $54,119 and $162,356, respectively, and $54,119 and $121,910, respectively. The following table represents future amortization expense for intangible assets subject to amortization.

For the Twelve Months Ending September 30,	Amount
2022	$216,475
2023	216,475
2024	216,475
2025	205,558
2026	98,108
Thereafter	69,524
$1,022,615

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

The following table provides a summary of the changes in fair value of the earnout liabilities for the three and nine months ended September 30, 2021:

Three months ended September 30, 2021
Fair value at June 30, 2021	$1,566,478
Payment	-
Change in fair value	-
Fair value at September 30, 2021	$1,566,478

Nine months ended September 30, 2021
Fair value at December 31, 2020	$2,444,000
Payment	(954,733)
Change in fair value	77,211
Fair value at September 30, 2021	$1,566,478

The fair values of amounts owed are recorded in the current and long-term portions of earnout liabilities in our condensed consolidated balance sheets. Changes in fair value are recorded in change in fair value of earnout liabilities in our condensed consolidated statements of operations.

8. Property and Equipment

Property and equipment are comprised of the following:

	September 30, 2021	December 31, 2020
Computer hardware and purchased software	$1,538,049	$1,019,259
Leasehold improvements	288,467	275,106
Furniture and fixtures	82,056	82,056
	1,908,572	1,376,421
Less: accumulated depreciation	(817,552)	(677,669)
Property and equipment, net	$1,091,020	$698,752

Total depreciation expense on our property and equipment for the three and nine months ended September 30, 2021 and 2020 amounted to $51,804 and $139,883, respectively, and $35,357 and $82,407, respectively.

9. Notes Payable – Unrelated Parties

Summary of Notes Payable to Unrelated Parties

The table below summarizes all notes payable at September 30, 2021 and December 31, 2020, respectively, with the exception of related party notes disclosed in Note 10 “Notes Payable - Related Parties.”

	September 30, 2021	December 31, 2020
PPP Note (a)	$-	$838,700
2020 Notes	2,000,000	2,000,000
Total notes payable	$2,000,000	$2,838,700
Less unamortized debt issuance costs	(146,963)	(224,767)
Less unamortized debt discount	(151,111)	(231,111)
Less current portion	-	(580,638)
Long-term portion of notes payable	$1,701,926	$1,802,184

(a)	The full amount of the principal and interest on the PPP Note was forgiven in its entirety in January 2021.

Future minimum principal payments of the 2020 Notes are as follows:

As of September 30,	Amount
2023	$2,000,000
Total	$2,000,000

As of September 30, 2021 and December 31, 2020, accrued interest for these notes payable with the exception of the related party notes in Note 10, “Notes Payable - Related Parties,” was $0 and $5,941, respectively. As of September 30, 2021 and December 31, 2020, unamortized deferred financing costs and unamortized debt discount were reflected within long term liabilities on the condensed consolidated balance sheets.

With respect to all notes outstanding (other than the notes to related parties), interest expense, including the amortization of deferred financing costs, accrued loan participation fees, original issue discounts, deferred interest and related fees, interest expense related to warrants issued for the conversion of convertible notes, and the embedded conversion feature for the three and nine months ended September 30, 2021 was $113,030 and $339,345, respectively, and for the three and nine months ended September 30, 2020 was $115,498 and $433,783, respectively.

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

2020 Notes

On March 2, 2020, we sold 2,000 units, at an offering price of $1,000 per unit, to accredited investors in a private placement offering, with each unit consisting of $1,000 in 12% Subordinated Notes (“2020 Notes”) and 40 shares of our common stock, for aggregate gross proceeds of $2,000,000. The entire outstanding principal and accrued interest of the 2020 Notes are due and payable on February 28, 2023. Interest on the 2020 Notes accrues at the rate of 12% per annum, payable quarterly in cash, beginning on September 30, 2020. Any accrued but unpaid quarterly installment of interest will accrue interest at the rate of 14.0% per annum. Any overdue principal and accrued and unpaid interest at the maturity date will accrue a mandatory default penalty of 20% of the outstanding principal balance and an interest rate of 14% per annum from the maturity date until paid in full. We used a portion of the net proceeds from the private placement offering to finance the acquisitions of Graphic Sciences and CEO Image and the remaining net proceeds for working capital and general corporate purposes. We recognized a debt discount of $320,000 for the 80,000 shares issued in conjunction with the units. The amortization of the debt discount, which will be recognized over the life of the 2020 Notes as interest expense, for the three and nine months ended September 30, 2021 was $26,667 and $80,000, respectively, and for the three and nine months ended September 30, 2020 was $26,667 and $62,222, respectively.

PPP Note

On April 15, 2020, we were issued an unsecured promissory note (“PPP Note”) for the PPP loan through PNC Bank with a principal amount of $838,700. The term of the PPP Note Payable was two years, with an interest rate of 1.0% per annum deferred for the first six months. We received notice on January 20, 2021 that the SBA had forgiven the full amount of principal and interest of the PPP Note, and we have recognized a gain on extinguishment of debt of $0 and $845,083 for the three and nine months ended September 30, 2021, respectively.

10. Notes Payable - Related Parties

For the three and nine months ended September 30, 2021, there was no interest expense in connection with notes payable – related parties. For the three and nine months ended September 30, 2020, interest expense in connection with notes payable – related parties was $0 and $88,941, respectively.

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

11. Deferred Compensation

Pursuant to an employment agreement, we have accrued incentive compensation totaling $100,828 in cash as of September 30, 2021 and December 31, 2020 for one of our founders. We deferred these payment obligations until we reasonably believe we have sufficient cash to make those payments in cash. We made no deferred incentive compensation payments during the nine months ended September 30, 2021. Following the retirement of founder A. Michael Chretien on December 8, 2017, we made bi-weekly payments until his deferred compensation had been fully paid, which occurred in May 2020. During the three and nine months ended September 30, 2020, we paid $0 and $16,338, respectively, in deferred incentive compensation, which amounts were reflected as a reduction in our deferred compensation liability.

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

Employment Agreements

We have entered into employment agreements with three of our key executives, including one of our founders. Under their respective employment agreements, the executives are employed on an “at-will” basis and are bound by typical confidentiality, non-solicitation and non-competition provisions. Deferred compensation for one founder remains outstanding as of September 30, 2021.

Operating Leases

On January 1, 2010, we entered into an agreement to lease 6,000 rentable square feet of office space in Columbus, Ohio. The lease commenced on January 1, 2010 and, pursuant to a lease extension dated September 18, 2021, the lease expires on December 31, 2028. The monthly rental payment is $4,638, with gradually higher annual increases each January up to $5,850 for the final year.

Our subsidiary, Graphic Sciences, uses 36,000 square feet of leased space in Madison Heights, Michigan as its main facility. Graphic Sciences uses about 20,000 square feet for its records storage services, with the remainder of the space used for production, sales, and administration. The monthly rental payment is $41,508, with gradually higher annual increases each September up to $45,828 for the final year, and with a lease term continuing until August 31, 2026. Graphic Sciences also leases and uses a separate 37,000 square foot building in Sterling Heights, Michigan for document storage, except approximately 5,000 square feet for production, and a satellite office in Traverse City, Michigan for production. The monthly Sterling Heights rental payment is $20,452, with gradually higher annual increases each May up to $24,171 for the final year, and with a lease term continuing to April 30, 2028. The monthly Traverse City rental payment is $4,500, with a lease term continuing until January 31, 2024. Graphic Sciences also leases and uses four leased vehicles for logistics. The monthly rental payments for these vehicles total $2,618, with lease terms continuing until October 31, 2024.

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

The following table sets forth the future minimum lease payments under these operating leases:

For the period ending September 30,	Amount
2022	$932,954
2023	932,995
2024	896,168
2025	876,675
2026	848,540
Thereafter	610,159
$5,097,491

Lease costs charged to operations for the three months ended September 30, 2021 and 2020 amounted to $293,953 and $216,561, respectively, and for the nine months ended September 30, 2021 and 2020 amounted to $794,317 and $505,072, respectively. Included in the lease costs for the three and nine months ended September 30, 2021 were short-term lease costs of $29,430 and $85,848, respectively. The following table sets forth additional information pertaining to our leases:

For the Nine Months Ending September 30, 2021:
Operating cash flows from operating leases	$577,244
Weighted average remaining lease term – operating leases	5.6 years
Weighted average discount rate – operating leases	6.95%

Because these leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments.

13. Stockholders’ Equity

Common Stock

As of September 30, 2021, 2,823,072 shares of common stock were issued and outstanding, 135,902 shares of common stock were reserved for issuance upon the exercise of outstanding warrants, and 497,330 shares of common stock were reserved for issuance under our 2015 Equity Incentive Plan, as amended (the “2015 Plan”).

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

In connection with the private placement offering, we paid the placement agent $440,000 in cash, equal to 8% of the gross proceeds of the offering, along with 95,500 warrants to purchase shares of our common stock and reimbursement for the placement agent’s reasonable out of pocket expenses, FINRA filing fees and related legal fees. The warrants are exercisable at an exercise price at $4.00 per share for a period of five years after issuance, contain customary cashless exercise provisions and anti-dilution protection and are entitled to limited piggyback registration rights. Underwriting expense of $236,761 and debt issuance costs of $135,291 were recorded for the issuance of the March 2, 2020 warrants, utilizing the Black-Scholes valuation model. The fair value of warrants issued was determined to be $3.90. Underwriting expense of $307,867 and debt issuance costs of $175,924 was recorded for the placement agent cash fee and other related legal fees. For the three and nine months ended September 30, 2021, interest expense of $25,935 and $77,804, respectively, was recorded as amortization of the debt issuance costs for this private placement offering. For the three and nine months ended September 30, 2020, interest expense of $25,935 and $60,514, respectively, was recorded as amortization of the debt issuance costs for this private placement offering.

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

Warrants

The following sets forth the warrants to purchase our common stock that were outstanding as of September 30, 2021:

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

No warrants were issued during the nine months ended September 30, 2021. Warrants to purchase 95,500 shares of common stock were issued during the nine months ended September 30, 2020 at a fair value determined to be $3.90 per warrant utilizing the Black-Scholes valuation model. The estimated value of the warrants issued during the nine months ended September 30, 2020, as well as the assumptions that were used in calculating such values, were based on estimates at the issuance date as follows:

Warrants Issued March 2, 2020
Risk-free interest rate	0.88%
Weighted average expected term	5 years
Expected volatility	130.12%
Expected dividend yield	0.00%

14. Stock-Based Compensation

From time to time, we issue stock options and restricted stock as compensation for services rendered by our directors and employees.

Restricted Stock

On February 15, 2021 and January 2, 2020, we issued 12,207 shares and 16,429 shares, respectively, of restricted common stock to our directors as part of their annual compensation plan. The grants of restricted common stock were made outside the 2015 Plan and were not subject to any vesting conditions. Stock compensation of $57,500 was recorded on this issuance of restricted common stock for the nine months ended September 30, 2021. Stock compensation of $57,500 on the issuance of the restricted common stock to directors was recorded for the twelve months ending December 31, 2020.

Stock Options

We did not make any stock option grants during the nine months ended September 30, 2021. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2020 was $3.30. Stock-based compensation for options was $23,098 and $13,969, during the three months ended September 30, 2021 and 2020, respectively, and $69,293 and $32,652, during the nine months ended September 30, 2021 and 2020, respectively.

A summary of stock option activity during the nine months ended September 30, 2021 and 2020 is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2021	145,360	$5.61	9 years	$19,200

Outstanding at September 30, 2021	145,360	$5.61	8 years	$19,200

Exercisable at September 30, 2021	81,685	$6.71	8 years	$19,200

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2020	46,860	$9.02	9 years	$19,200
Granted	99,000	4.00
Outstanding at September 30, 2020	145,860	$5.61	9 years	$19,200

Exercisable at September 30, 2020	38,785	$9.54	8 years	$19,200

As of September 30, 2021 and December 31, 2020, there was $253,580 and $ 322,874, respectively, of total unrecognized compensation costs related to stock options granted under our stock option agreements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of three years. The total fair value of stock options that vested during the nine months ended September 30, 2021 and 2020 was $92,475 and $14,963, respectively.

15. Concentrations

Revenues from a limited number of customers have accounted for a substantial percentage of our total revenues. During the three months ended September 30, 2021 and 2020, our largest customer, the State of Michigan, accounted for 38% and 47%, respectively, of our total revenues, and our second largest customer, Rocket Mortgage (formerly Quicken Loans), accounted for 7% and 8%, respectively, of our total revenues. During the nine months ended September 30, 2021 and 2020, our largest customer, the State of Michigan, accounted for 44% and 43%, respectively, of our total revenues, and our second largest customer, Rocket Mortage, accounted for 9% and 8%, respectively, of our total revenues.

For the three months ended September 30, 2021 and 2020, government contracts represented approximately 52% and 65%, respectively, of our net revenues. For the nine months ended September 30, 2021 and 2020, government contracts represented approximately 60% and 61%, respectively, of our net revenues. A significant portion of our sales to resellers represent ultimate sales to government agencies.

As of September 30, 2021, accounts receivable concentrations from our two largest customers were 42% and 22% of our gross accounts receivable, respectively by customer. Accounts receivable balances from our two largest customers at September 30, 2021 have been partially collected. As of December 31, 2020, accounts receivable concentrations from our two largest customers were 54% and 12% of gross accounts receivable, respectively by customer.

16. Certain Relationships and Related Transactions

We did not participate in any related person transactions during the three and nine months ended September 30, 2021.

17. Provision For Income Taxes

We file federal and various state income tax returns in the U.S. For the three and nine months ended September 30, 2021 and 2020, we have recognized the minimum amount of state income tax as required by the states in which we are required to file taxes. We are not currently subject to any other federal or state taxes because we have incurred losses since our inception.

Income tax benefit consists of the following federal, deferred components for the nine months ended September 30, 2021 and 2020:

	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Benefit of net operating losses	$81,186	$(85,536)
Other timing differences	61,809	(85,209)
Change in valuation allowance, including $188,000 reduction in valuation allowance due to purchased deferred tax liability in 2020	(142,995)	17,555
Tax benefit	$-	$(188,300)

A reconciliation is provided below of the U.S. Federal income tax expense at a statutory rate of 21% for the nine months ended September 30, 2021 and 2020:

	Nine months ended September 30, 2021	Nine months ended September 30, 2020
U.S. statutory rate	21%	21%
U.S. Federal income tax at statutory rate	$275,448	$(201,810)
Increase (decrease) in income taxes due to:
Non-taxable PPP loan and accrued interest recovery	(177,467)	-
Non-deductible earnout expense	14,690	-
Non-deductible goodwill amortization	29,968	22,890
Other differences	356	6,840
Benefit of acquisition-date purchased deferred tax liability	-	(188,300)
Other change in valuation allowance	(142,995)	171,780
Income tax benefit	$-	$(188,300)

The approximate tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	September 30, 2021	December 31, 2020
Deferred tax assets
Reserves and accruals not currently deductible for tax purposes	$48,000	$51,000
Amortizable assets	67,000	72,000
Net operating loss carryforwards	3,939,000	4,020,000
	4,054,000	4,143,000
Deferred tax liabilities
Property and equipment	(198,000)	(143,000)
Net Deferred tax assets	3,856,000	4,000,000
Valuation allowance	(3,856,000)	(4,000,000)
	$-	$-

As of September 30, 2021 and December 31, 2020, we had federal net operating loss carry forwards of approximately $18,742,533 and $19,196,000, respectively, which can be used to offset future federal income tax. The federal and state net operating loss carry forwards expire at various dates through 2039 for pre-2020 losses. The operating losses during and after 2020 do not expire. We recorded a valuation allowance against all of our deferred tax assets as of both September 30, 2021 and December 31, 2020. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial conditions and results of operations should be read together with our condensed consolidated financial statements and notes thereto included in Part I, Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q, and with the condensed consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods. Any forward-looking statements in this discussion and analysis should be read in conjunction with the information set forth in “Note Regarding Forward-Looking Statements” elsewhere herein. In this Quarterly Report, we sometimes refer to the three and nine month periods ended September 30, 2021 as the third quarter 2021 and the nine month period 2021 respectively, and to the three and nine month periods ended September 30, 2020 as the third quarter 2020 and the nine month period 2020.

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

Our products and services are provided through two reporting segments: Document Management and Document Conversion. Our Document Management segment, which includes our CEO Image acquisition, consists primarily of solutions involving our software platform, allowing customers to capture and manage their documents across operations such as scanned hard-copy documents and digital documents including those from Microsoft Office 365, digital images, audio, video and emails. Our Document Conversion segment, which includes and primarily consists of our Graphic Sciences acquisition, provides assistance to customers as a part of their overall document strategy to convert documents from one medium to another, predominantly paper to digital, including migration to our software solutions, as well as long-term storage and retrieval services. Our solutions create value for customers by making it easy to connect business-critical documents to the people who need them by making those documents easy to find and access, while also being secure and compliant with the customers’ audit requirements. Solutions are sold both directly to end-users and through resellers.

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

How We Evaluate our Business Performance and Opportunities

There has been no material change during the nine month period 2021 to the major qualitative and quantitative factors we consider in the evaluation of our operating results as set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — How We Evaluate our Business Performance and Opportunities” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

In addition, the majority of our Ohio employees are continuing to work remotely. Many of our clients operate in a variety of other states, which had differing time periods in which their operations have been, currently or may in the future be restricted due to COVID-19. Even though we have been able to fully resume our operations, we expect to see continued weakened demand in light of reduced or inconsistent governmental and small-business spending and general economic uncertainty.

Looking ahead, the ongoing impact of COVID-19 on our business continues to evolve and be unpredictable. For example, to the extent the pandemic continues to disrupt economic activity we, like other businesses, are not immune to continued adverse impacts to our business, operations and financial results from decreases in customer spending, the adverse impact on the liquidity of our customers, depressed economic activity, or volatility in capital markets. The extent of the impact will depend on a number of factors, including the duration and severity of the pandemic; the uneven impact to certain industries; vaccination rates; the effect that any governmental vaccine mandates might have on our ability to attract and retain talent; the macroeconomic impact of government measures to contain the spread of the virus and related government stimulus measures. To address the potential impact to our business, we have engaged, and continue to assess and engage, in aggressive efforts to reduce expenses and preserve cash flow in order to address the effects of COVID-19 on our business, operations and results. Additionally, we have instituted safe distancing practices and additional cleaning procedures for all our company offices, as well as established work-from-home policies wherever feasible, in order to prevent or mitigate future outbreaks and disruptions to our business. At the same time, we believe the current environment is accelerating digital transformation and we remain focused on innovating and investing in the services we offer to our customers. Accordingly, the ongoing impact of COVID-19 and the extent of these measures we may implement could have a material impact on our financial results.

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

Executive Overview of Results

The biggest factors in the changes in our results of operations during the third quarter 2021 compared to the third quarter 2020, and the nine month period 2021 compared to the nine month period 2020 were our acquisitions of Graphic Sciences on March 2, 2020 and, to a much lesser extent, CEO Image on April 21, 2020, and the impact of the COVID-19 stay-at-home orders in Michigan and Ohio during most of the second quarter 2020 which did not fully resume in the third quarter 2020. Our results for the nine month period 2021 include the results of Graphic Sciences and CEO Image operations for the full period, while our nine month period 2020 results include only approximately seven month’s results of Graphic Sciences operations, and five month’s results of CEO Image.

Below are our key financial results for the third quarter 2021 (consolidated unless otherwise noted):

●	Revenues were $3,171,362, representing revenue growth of 26% year over year.

●	Cost of revenues was $1,255,641.

●	Operating expenses (excluding cost of revenues) were $1,506,254.

●	Income from operations was $409,467.

●	Net income was $296,437 with basic and diluted net income per share of $0.11 and $0.10, respectively.

●	Operating cash flow was $821,129.

●	Capital expenditures were $132,513.

Below are our key financial results for the nine month period 2021 (consolidated unless otherwise noted):

●	Revenues were $8,716,227, representing revenue growth of 57% year over year.

●	Cost of revenues was $3,381,535.

●	Operating expenses (excluding cost of revenues) were $4,508,774.

●	Income from operations was $825,918.

●	Net income was $1,331,656 with basic and diluted net income per share of $0.47 and $0.43, respectively, including $845,083 gain on PPP loan forgiveness.

●	Operating cash flow was $1,408,249.

●	Capital expenditures were $532,151.

●	As of September 30, 2021, we had 135 employees, including 9 part-time employees.

Reportable Segments

We have two reportable segments: Document Management and Document Conversion. These reportable segments are discussed above under “Company Overview.”

Results of Operations

Revenues

The following table sets forth our revenues by reportable segment for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Revenues
Document Management	$792,548	$780,834	$2,319,370	$2,018,208
Document Conversion	2,378,814	1,730,448	6,396,857	3,539,378
Total revenues	$3,171,362	$2,511,282	$8,716,227	$5,557,586

Gross profit
Document Management	$673,237	$605,451	$1,898,799	$1,526,283
Document Conversion	1,242,484	884,843	3,435,893	1,880,648
Total gross profit	$1,915,721	$1,490,294	$5,334,692	$3,406,931

The following table sets forth our revenues by revenue source for the periods indicated:

	For the Three Months Ended September 30,		For the Nine months ended September 30,
	2021	2020	2021	2020

Revenues:
Sale of software	$58,799	$53,767	$73,971	$153,999
Software as a service	352,192	281,810	1,052,072	756,497
Software maintenance services	336,732	340,129	1,012,251	915,483
Professional services	2,165,030	1,615,445	5,715,273	3,221,154
Storage and retrieval services	258,629	220,131	862,660	510,453
Total revenues	3,171,362	2,511,282	8,716,227	5,557,586

Our total revenues in the third quarter 2021 increased by 660,080, or 26%, over our third quarter 2020 revenues, primarily attributable to growth in professional services and software as a service, as further described below. The increase in total revenues for the nine months ended September 30, 2021 is driven primarily by two factors: 2020 COVID-19 impact and acquisitions. The COVID-19 stay-at-home orders in Michigan and Ohio, which were in place for the majority of the second quarter 2020, significantly affected our professional services revenues for that quarter. We estimate the impact of COVID-19 on our Document Conversion segment to be approximately $655,000 reduced revenue for the second quarter 2020. The remaining increase in total revenues for the nine months ended September 30, 2021 is driven primarily by the acquisition of our Graphic Sciences subsidiary and the associated expansion of our revenues from professional services and the addition of storage and retrieval services. Graphic Sciences, which was acquired towards the end of the first quarter 2020, accounted for $1,843,221 of our revenues in the first quarter 2021 compared to $556,254 in the first quarter 2020, constituting 91% of the increase in revenues. In addition, the CEO Image business line that we acquired after the first quarter 2020 accounted for $132,605 of our first quarter revenues, or 9% of the total increase.

Sale of Software Revenues

Revenues from the sale of software principally consist of sales of additional or upgraded software licenses and applications to existing customers and resellers. Revenues from the sale of software, which are reported as part of our Document Management segment, increased by $5,012, or 9%, in the third quarter 2021 compared to the third quarter 2020, and decreased by $80,028, or 52% during the nine month period 2021 compared to the nine month period 2020.

This decrease was due to timing of large direct sales projects, with unfavorable comparisons to the high project volume the same periods in 2020. We expect the volatility of this revenue line item to continue as the frequency of on-premise software solution sales decreases over time and project timing is unpredictable.

Software as a Service Revenues

We provide access to our software solutions as a service, accessible through the internet. Our customers typically enter into our software as a service agreement for periods of one year or more. Under these agreements, we generally provide access to the applicable software, data storage and related customer assistance and support. Revenues from the sale of software as a service, which are reported as part of our Document Management segment increased by $70,382, or 25%, in the third quarter 2021 compared to the third quarter 2020 and increased by $295,575, or 39% in the nine month period 2021 compared to the nine month period 2020. This increase was primarily the result of most new customers choosing a cloud-based solution, as well as expanded data storage, user seats, and hosting fees for existing customers.

Software Maintenance Services Revenues

Software maintenance services revenues consist of fees for post-contract customer support services provided to license (premise-based) holders through support and maintenance agreements. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. A substantial portion of these revenues were generated from renewals of maintenance agreements, which typically run on a year-to-year basis. Revenues from the sale of software maintenance services, which are reported as part of our Document Management segment, decreased by $3,397, or 1%, in the third quarter 2021 compared to the third quarter 2020 and increased by $96,768, or 11%, in the nine month period 2021 compared to the nine month period 2020. This increase was primarily the result of maintenance and support agreements acquired with CEO Image, augmented by expansion of services with existing customers and price increases more than offsetting normal attrition.

Professional Services Revenues

Professional services revenues consist of revenues from document scanning and conversion services, consulting, discovery, training, and advisory services to assist customers with document management needs, as well as repair and maintenance services for customer equipment. These revenues include arrangements that do not involve the sale of software. Revenues from our professional services offerings were enhanced with our acquisition of Graphic Sciences. Of our professional services revenues during the third quarter 2021 and nine month period 2021, $2,120,185 and $5,534,197, respectively, were derived from our Document Conversion operations and $44,845 and $181,076, respectively, were derived from our Document Management operations. Our overall professional services revenues increased by $549,585, or 34%, in the third quarter 2021 compared to the third quarter 2020 and increased by $2,494,119, or 77%, in the nine month period 2021 compared to the nine month period 2020. This increase is largely the net result of two key factors limiting professional service sales during the nine month period 2020: the acquisition of Graphic Sciences late in the first quarter 2021 and the COVID-19 stay-at-home orders. The increase is also due to a solid pipeline and favorable mix of project work during those periods in 2021.

Storage and Retrieval Services Revenues

Graphic Sciences provides document storage and retrieval services to customers, primarily in Michigan. Revenues from storage and retrieval services, which are reported as part of our Document Conversion segment, increased by $38,498, or 17%, in the third quarter 2021 compared to the third quarter 2020 and increased by $352,207, or 69%, during the nine month period 2021 compared to the nine month period 2020. This increase was the result of a contract extension, including improved pricing, with our largest storage and retrieval customer, as well as unusually high project work including shredding of documents approved for destruction, and also the timing of the acquisition of Graphic Sciences in March 2020.

Costs of Revenues and Gross Profits

The following table sets forth our cost of revenues, by revenue source, for the periods indicated:

	For the Three Months Ended September 30,		For the Nine months ended September 30,
	2021	2020	2021	2020

Cost of revenues:
Sale of software	3,691	-	10,050	40,117
Software as a service	73,596	65,712	241,717	209,508
Software maintenance services	18,270	49,354	64,930	127,439
Professional services	1,042,249	841,016	2,765,241	1,637,308
Storage and retrieval services	117,835	64,906	299,597	136,283
Total cost of revenues	1,255,641	1,020,988	3,381,535	2,150,655

The following table sets forth our cost of revenues by reportable segment for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Cost of revenues by segment
Document Management	$119,311	$175,383	$420,571	$491,925
Document Conversion	1,136,330	845,605	2,960,964	1,658,730
Total revenues	$1,255,641	$1,020,988	$3,381,535	$2,150,655

Our total cost of revenues during the third quarter 2021 increased by $234,653, or 23%, over third quarter 2020 and increased by $1,230,880, or 57%, during the nine month period 2021 over the nine month period 2020 primarily due to the corresponding increase in revenues for professional services and storage and retrieval services, which were adversely impacted by the stay-at-home orders in effect during third quarter 2020. The increase was also due to the acquisition of Graphic Sciences at the end of the first quarter 2020 and, to a lesser degree, the acquisition of CEO Image in April 2020. Our cost of revenues for our Document Management segment decreased by $56,072, or 32%, in the third quarter 2021 compared to the third quarter 2020 and decreased $71,354, or 15%, in the nine month period 2021 compared to the nine month period 2020 primarily due to more efficient execution of the software maintenance services in that segment. Our cost of revenues for our Document Conversion segment increased by $290,725, or 34%, in the third quarter 2021 compared to the third quarter 2020 and increased by $1,302,234, or 79%, during the nine month period 2021 compared to the nine month period 2020 primarily due to the acquisition of Graphic Sciences at the end of the first quarter 2020.

Our overall gross profit decreased to 61% in the third quarter 2021 from 59% in the third quarter 2020, and was stable at 61% for the nine month period 2021 and 2020. The increase in the mix of professional services revenue drove a decrease in gross margin, but that decrease was offset by strong margin professional services projects as well as margin improvements software-related revenue sources.

Cost of Software Revenues

Cost of software revenues consists primarily of labor costs of our software engineers and implementation consultants and third-party software licenses that are sold in connection with our core software applications. Cost of software revenues during the third quarter 2021 increased by $3,691, or 100%, from the third quarter 2020, and decreased by $30,067, or 75%, from the nine month period 2020, due to the decrease in revenues and implementations. Our gross margin for software revenues decreased to 94% from 100% in the third quarter 2020 and increased to 86% from 74% in the nine month period 2020. The strong third quarter 2021 and 2020 margins were driven by license expansions and similar favorable changes in the software solution mix with very little costs to deliver the solution, while changes in the software solution mix from the first quarter 2021 to the third quarter 2021 more than offset the opposite changes in the same quarters in 2020 resulting in improved margins year to date.

Cost of Software as a Service

Cost of software as a service, or SaaS, consists primarily of technical support personnel, hosting services, and related costs. Cost of software as a service during the third quarter 2021 increased by $7,884, or 12%, over the third quarter 2020 and increased by $32,209, or 15%, during the nine month period 2021 over the nine month period 2020. This increase in the cost of SaaS was less than the increase in associated SaaS revenues, so our gross margin in the third quarter 2021 increased to 79% compared to 77% in the third quarter 2020 and to 77% in the nine month period 2021 compared to 72% during the nine month period 2020, as a result of more standard projects and scaling of hosting infrastructure.

Cost of Software Maintenance Services

Cost of software maintenance services consists primarily of technical support personnel and related costs. Cost of software maintenance services during the third quarter 2021 decreased by $31,084, or 63%, over the third quarter 2020 and decreased by $62,509, or 49%, in the nine month period 2021 over the nine month period 2020, due primarily to reduced support activity, especially compared to the unusually high support volumes in first and third quarter 2020. As a result, our gross margin for software maintenance services increased to 95% and 94% in the third quarter 2021 and the nine month period 2021 compared to 85% and 86% in the third quarter 2020 and the nine month period 2020, respectively.

Cost of Professional Services

Cost of professional services consists primarily of compensation for employees performing the document conversion services, compensation of our software engineers and implementation consultants and related third-party costs. Cost of professional services during the third quarter 2021 increased by $201,233, or 24%, over the third quarter 2020 and increased in the nine month period 2021 by $1,127,933, or 69%, over the nine month period 2020, following the increased revenue volume primarily due to the acquisition of Graphic Sciences late in the first quarter 2020 and the 2020 COVID-19 stay-at-home orders. As a result, our gross margin for professional services increased to 52% in the third quarter 2021 compared to 48% in the third quarter 2020 and increased to 52% during the nine month period 2021 compared to 49% in the nine month period 2020. Gross margins related to professional services may vary widely, depending upon the nature of the projects completed in a period, driven by the amount of labor it takes to complete a project.

Cost of Storage and Retrieval Services

Cost of storage and retrieval services consists primarily of compensation for employees performing the document storage and retrieval services, including logistics, provided by Graphic Sciences. Cost of storage and retrieval services increased by $52,929, or 82%, in the third quarter 2021 compared to the third quarter 2020, and increased by $163,314, or 120%, during the nine month period 2021 compared to the nine month period 2020, due to additional labor costs associated with our 2021 warehouse consolidation, which began in the third quarter, as well as costs for additional project work including shredding and the inclusion of storage and retrieval services during the entire period of the first quarter 2021 compared to approximately one full month during the first quarter 2020. Gross margins for our storage and retrieval services, which exclude the cost of facilities rental, maintenance, and related overheads, decreased to 54% in the third quarter 2021 compared to 71% in the third quarter 2020 and decreased to 65% during nine month period 2021 compared to 73% in the nine month period 2020 primarily as a result of increased use of subcontractors for certain projects, including shredding, labor associated with consolidating warehouses in 2021, and expanded services offered to customers.

Operating Expenses

The following table sets forth our operating expenses for the periods indicated:

	For the Three Months Ended September 30,		For the Nine months ended September 30,
	2021	2020	2021	2020

Operating expenses:
General and administrative	1,027,932	844,186	3,125,019	2,533,046
Change in fair value of earnout liabilities	-	-	77,211	-
Significant transaction costs	-	285,462	-	636,440
Sales and marketing	372,399	229,873	1,004,305	759,024
Depreciation and amortization	105,923	89,475	302,239	204,317

Total operating expenses	1,506,254	1,219,123	4,508,774	4,132,827

General and Administrative Expenses

General and administrative expenses during the third quarter 2021 increased by $183,746, or 22%, over the third quarter 2020, and increased in the nine month period 2021 by $591,973, or 23%, over the nine month period 2020, principally related to the addition of Graphic Sciences expenses and certain furloughed hourly workers and management salary reductions in 2020. This was primarily reflected in our Document Conversion segment, in which our general and administrative expenses increased to $640,890 and $1,881,246 in the third quarter 2021 and the nine month period 2021, respectively, from $470,855 and $1,154,770 in the third quarter 2020 and the nine month period 2020, respectively. In our Document Management segment, our general and administrative expenses increased slightly to $387,042 in the third quarter 2021 compared to $373,331 in the third quarter 2020, and decreased to $1,243,773 in the nine month period 2021 compared to $1,378,276 in the nine month period 2020, which changes were due to the impacts of reinstated full management salaries increasing those expenses while decreased legal and accounting professional fees and increased sharing of public company costs with the increased Document Conversion segment decreased those expenses in our Document Management segment.

Change in Fair Value of Earnout Liabilities

Improved gross margin performance at Graphic Science during the first quarter 2021 resulted in an adjustment to fair value of earnout liabilities of $69,950. Improved revenue performance at CEO during the second quarter resulted in an adjustment to fair value of earnout liabilities of $7,261. There were no adjustments to fair value of earnout liabilities during the third quarter 2021 or the nine month period 2020.

Significant Transaction Expenses

There were no significant transaction expenses during the nine month period 2021. The significant transactions expenses during the nine month period 2020 were comprised of investment banker and placement agent success fees, as well as legal and consulting fees, in connection with our acquisition of Graphic Sciences and our financing and debt conversion.

Sales and Marketing Expenses

Sales and marketing expenses during the third quarter 2021 increased by $86,937, or 30%, over the third quarter 2020 and increased by $245,281, or 32%, during the nine month period 2021 over the nine month period 2020. This increase was primarily driven by the inclusion of the sales and marketing expenses Graphic Sciences during all of those periods in 2021 as well as the reinstatement of full sales and marketing salaries as a part of reducing expenses and preserving cash during the initial COVID-19 uncertainty in 2020, as well as adding a sales representative and a partial resumption of travel in 2021, plus adding a director of marketing in the third quarter 2021.

Depreciation and Amortization

Depreciation and amortization during the third quarter 2021 increased by $16,448, or 18%, over the third quarter 2020 and increased by $97,922, or 48%, during the nine month period 2021 over the nine month period 2020 as a result of depreciation on additional assets placed in service, primarily racking associated with the warehouse consolidation, and the addition of Graphic Sciences depreciation for a full year.

Other Items of Income and Expense

Gain on Extinguishment of Debt

The $845,083 gain on extinguishment of debt during the nine month period 2021 reflects the full forgiveness of the principal and interest on our PPP Note by the SBA in January 2021. The $287,426 gain on extinguishment of debt in the during the nine month period 2020 was due to the extinguishment of certain debt as part of conversion of notes payable accounted for using troubled debt restructuring.

Income Tax Benefit

Income tax benefit was $0 during the nine month period 2021 compared to $188,300 during the nine month period 2020. The income tax benefit in the during the nine month period 2020 was driven by the releases of a portion of the valuation allowance for deferred tax liabilities of Graphic Sciences that were no longer due.

Interest Expense, Net

Interest expense decreased by $2,468, or 2%, in the third quarter 2021 as compared to the third quarter 2020, and decreased by $183,379, or 35% during the nine month period 2021 as compared to the nine month period 2020. The decrease resulted primarily from lower interest expense on lower net debt following the March 2020 private placement of securities and note conversion, as well as one-time interest expense associated with accelerating the beneficial conversion option on the notes converted in 2020.

Liquidity and Capital Resources

We have financed our operations primarily through a combination of cash on hand, cash generated from operations, borrowings from third parties and related parties, and proceeds from private sales of equity. Since 2012, we have raised a total of approximately $18.6 million in cash through issuances of debt and equity securities. As of September 30, 2021, we had $1,829,247 in cash and cash equivalents, net working capital deficit of $7,473, and an accumulated deficit of approximately $22 million. In June 2021, we paid $954,733 in annual earnout liabilities.

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

Indebtedness

As of September 30, 2021, our only outstanding long-term indebtedness consisted of the 2020 notes issued to accredited investors on March 2, 2020, with an aggregate outstanding principal balance of $2,000,000 and accrued interest of $0. See Note 9 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report for further information on the 2020 notes.

Capital Expenditures

There were no material commitments for capital expenditures at September 30, 2021 or December 31, 2020.

Cash Provided by and Used in Operating Activities

Net cash provided by operating activities during the nine month period 2021 was $1,408,249, primarily attributable to net income adjusted for non-cash expenses of $290,063, an increase in operating assets of $344,900 and an increase in operating liabilities of $131,430. Net cash used in operating activities during the nine month period 2020 was $392,155, primarily attributable to the net loss adjusted for non-cash expenses of $1,074,074, a decrease in operating assets of $108,188 and a decrease in operating liabilities of $801,523.

Cash Used by Investing Activities

Net cash used in investing activities in the nine month period 2021 was $532,151, primarily related to purchases of racking property and equipment for the new Sterling Heights, MI warehouse. Net cash used in investing activities in the nine month period 2020 was $4,074,701, primarily related to cash paid to acquire Graphic Sciences and CEO Image.

Cash Used and Provided by Financing Activities

Net cash used by financing activities during the nine month period 2021 amounted to $954,733, due to payment of earnout liabilities. Net cash provided by financing activities for the nine month period 2020 amounted to $5,574,681. The net cash provided by financing activities resulted from new borrowings of $3,008,700, partially offset by $175,924 in financing costs, and the sale of common stock resulting in $2,859,633 in net cash. Notes payable payments amounted to $70,000, which comprised of seller notes which are installment payments for net assets acquired. Notes payable payments to related parties amounted to $47,728.

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

Our critical accounting policies and estimates are set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There were no material changes to our critical accounting policies and estimates during the third quarter 2021.

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

Based on this evaluation, we concluded that, as of September 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Our business and operating results are subject to many risks, uncertainties and other factors. If any of these risks were to occur, our business, affairs, assets, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. Except as supplemented in Part II, Item 1A, “Risk Factors,” of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021, there have been no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

INTELLINETICS, INC.

Dated:	November 15, 2021

By:	/s/ James F. DeSocio
James F. DeSocio
President and Chief Executive Officer

Dated:	November 15, 2021

By:	/s/ Joseph D. Spain
Joseph D. Spain
Chief Financial Officer

