Form 10-K
period 2021-12-31
INTELLINETICS, INC.
filed 2022-03-24
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $8,957,777.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 2,831,169 shares of common stock, par value $0.001 per share, were outstanding as of March 21, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2021, are incorporated by reference in Part III hereof.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated into this report by reference contain, and we may from time to time make, forward-looking statements. From time to time in the future, we may make additional forward-looking statements in presentations, at conferences, in press releases, in other reports and filings and otherwise. Forward-looking statements are all statements other than statements of historical fact, including statements that refer to plans, intentions, objectives, goals, targets, strategies, hopes, beliefs, projections, prospects, expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. The words “may,” “could,” “should,” “would,” “will,” “project,” “intend,” “continue,” “believe,” “anticipate,” “estimate,” “forecast,” “expect,” “plan,” “potential,” “opportunity,” “scheduled,” “goal,” “target,” and “future,” variations of such words, and other comparable terminology and similar expressions and references to future periods are often, but not always, used to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about the following:

●	the ongoing effect of the novel coronavirus pandemic (“COVID-19”), including its macroeconomic effects on our business, operations, and financial results; and the effect of governmental lockdowns, restrictions and new regulations on our operations and processes;

●	our prospects, including our future business, revenues, expenses, net income, earnings per share, margins, profitability, cash flow, cash position, liquidity, financial condition and results of operations, backlog of orders and revenue, our targeted growth rate, our goals for future revenues and earnings, and our expectations about realizing the revenues in our backlog and in our sales pipeline;

●	the effects of fluctuations in sales on our business, revenues, expenses, net income, earnings per share, margins, profitability, cash flow, capital expenditures, liquidity, financial condition and results of operations;

●	our expectation that the shift from an offline to online world will continue to benefit our business;

●	our markets, including our market position and our market share;

●	our ability to integrate our two recent acquisitions and any future acquisitions, grow their businesses and obtain the expected financial and operational benefits from those businesses;

●	the effects of fluctuations in sales on our business, revenues, expenses, net income, earnings per share, margins, profitability, cash flow, capital expenditures, liquidity, financial condition and results of operations;

●	our products, services, technologies and systems, including their quality and performance in absolute terms and as compared to competitive alternatives, their benefits to our customers and their ability to meet our customers’ requirements, and our ability to successfully develop and market new products, services, technologies and systems;

●	our markets, including our market position and our market share;

●	our ability to successfully develop, operate, grow and diversify our operations and businesses;

●	our business plans, strategies, goals and objectives, and our ability to successfully achieve them;

●	the sufficiency of our capital resources, including our cash and cash equivalents, funds generated from operations, availability of credit and financing arrangements and other capital resources, to meet our future working capital, capital expenditure, lease and debt service and business growth needs;

●	the value of our assets and businesses, including the revenues, profits and cash flow they are capable of delivering in the future;

●	the amount and timing of revenue recognition from customer contracts with commitments for performance obligations, including our estimate of the remaining amount of commitments and when we expect to recognize revenues;

●	industry trends and customer preferences and the demand for our products, services, technologies and systems; and

●	the nature and intensity of our competition, and our ability to successfully compete in our markets.

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

As used in this Annual Report, unless the context indicates otherwise:

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

ii

PART I

ITEM 1. BUSINESS

Company Overview

Intellinetics, formerly known as GlobalWise Investments, Inc. is a Nevada holding company incorporated in 1997, with two wholly-owned subsidiaries: (i) Intellinetics, Ohio, an Ohio corporation and (ii) Graphic Sciences, a Michigan corporation. Intellinetics Ohio was incorporated in 1996, and on February 10, 2012, Intellinetics Ohio became the sole operating subsidiary of Intellinetics as a result of a reverse merger and recapitalization. On March 2, 2020, Intellinetics purchased Graphic Sciences, Inc.

We are a document services and software solutions company serving both the small-to-medium business and governmental sectors with their digital transformation and process automation initiatives. During 2020, we made two significant business acquisitions that have significantly impacted our financial operations and grown our business operations:

●	Graphic Sciences, on March 2, 2020, and

●	CEO Image, on April 21, 2020.

For further information about these acquisitions, please see Note 5 to our consolidated financial statements included in Item 8, Part I, Item 1 of this Annual Report.

Our products and services are provided through two reporting segments: Document Management and Document Conversion. Our Document Management segment, which includes our CEO Image acquisition, consists primarily of solutions involving our software platform, allowing customers to capture and manage their documents across operations such as scanned hard-copy documents and digital documents including those from Microsoft Office 365, digital images, audio, video and emails. Our Document Conversion segment, which includes and primarily consists of our Graphic Sciences acquisition, provides digital transformation assistance to customers converting documents from one medium to another, predominantly paper to digital, potentially including migration to our software solutions, as well as long-term storage and retrieval services. Our solutions create value for customers by making it easy to connect business-critical documents to the people and processes who need them by making those documents easy to find and act upon, while also being secure, compliant, and audit-ready. Solutions are sold both directly to end-users and through resellers.

Our customers use our software by one of two methods: purchasing our software and installing it onto their own equipment, which we refer to as a “premise” model, or licensing and accessing our platform via the Internet, which we refer to as a “software as a service” or “SaaS” model and also as a “cloud-based” model. Licensing of our software through our SaaS model has become increasingly popular among our customers, especially in light of the increased deployment of remote workforce policies, and is a key ingredient in our revenue growth strategy. Our SaaS products are hosted with Amazon Web Services and Expedient, providing our customers with reliable hosting services that we believe are consistent with industry best practices in data security and performance.

We operate a U.S.-based business with concentrated sales to the State of Michigan for our Document Conversion segment, complemented by our diverse set of document management software solutions and services. We hold or compete for leading positions regionally in select markets and attribute this leadership to several factors including the strength of our brand name and reputation, our comprehensive offering of innovative solutions, and the quality of our service support. Net growth in sales of software as a service in recent years reflects market demand for these solutions over traditional sales of on-premise software. We expect to continue to benefit from our select niche leadership market positions, innovative product offering, growing customer base, and the impact of our sales and marketing programs. Examples of these programs include identifying and investing in growth and expanded market penetration opportunities, more effective products and services pricing strategies, demonstrating superior value to customers, increasing our sales force effectiveness through improved guidance and measurement, and continuing to optimize our lead generation and lead nurturing processes.

Software and Services

Document Management

Our flagship software platform suite is IntelliCloud™, reflecting our focus, and the market’s focus, on growth via cloud-based content management and process automation. Our Document Management business also generates software-related professional services that include installation, integration, training, and consulting services, as well as ongoing software maintenance and customer support.

The IntelliCloud™ suite of software is comprised of stand-alone and integrated modules that include:

●	Image Processing: includes image processing modules used for capturing, transforming and managing images of paper documents, including support of distributed and high-volume capture, optical character recognition;

●	Records Management: addresses needs relating to retention of content through automation and policies, ensuring legal, regulatory and industry compliance for our clients;

●	Workflow: supports business processes, routing content electronically for assigning work tasks and approvals, and creating related audit trails, notifications, and escalations; and

●	Extended Components: includes document composition and e-forms (via third party OEM integration partnership), search, content and web analytics (via third party data visualization and advanced OCR engine partnerships), email and information archiving, packaged application integration, and advanced capture for invoice processing, and accounts payable lifecycle automation.

Document Conversion

We convert images from paper to digital, paper to microfilm, microfiche to microfilm, and micrographics to digital for business and federal, county, and municipal governments. Our Document Conversion business also provides its clients with long-term paper and microfilm storage and retrieval options.

The primary Document Conversion offerings are:

●	Digital Scanning Services. These services include paper scanning, newspaper and microfilm scanning, microfiche scanning, aperture card scanning, drawing scanning, and book scanning. Most government files must be retained for long terms or permanently, making such clients a prime candidate for digital conversion. There are four production categories for these services, consisting of document prep, scanning, indexing, and delivery.

●	Business Process Outsourcing (BPO). BPO contracts provide ongoing outsourcing of customer processes such as mail room activities, where we pick up customer mail from the post office, open it, sort it, scan it, and upload it to the appropriate customer system.

●	Microfilm and Microfiche. We provide microfilming/microfiche conversion to digital, converting scanned images to microfilm or microfiche, and microfilm/microfiche preservation and duplication.

●	Box Storage Services. We provide physical document storage and retrieval services for our clients.

●	Scanning Equipment, Software and Repair. We sell and service document image software, document scanners, and microfilm scanners, readers and printers. This is a smaller, slowly declining part of our Document Conversion business.

Marketing and Sales

We have a multi-channel sales model that directs our sales efforts through direct sales and through intermediaries, such as independent software vendors, resellers and referral partners. Our Document Management and Document Conversion segments each use direct and reseller channels for sales. We have developed partner-specific marketing programs with channel partners. We believe that our channel partner strategy improvements have increased the competitive strength of our platform of products. In addition, we have established a set of business solutions templates for specific vertical markets that provide base software configurations which we believe will facilitate our delivery and installation of software to our customers in both our direct and reseller channels. We believe that these advancements, in the aggregate, will allow us to license and sell our products to a targeted customer base, shortening our sales cycle, making margins more consistent, and allowing us to expand our sales through existing and new reseller partnerships and direct customers. We continue to devote significant efforts, in both development and marketing, in enhancing all channels to market.

Competition and Market Position

The market for our products is competitive, and we expect that competition will continue to intensify as the document solutions markets evolve and potentially consolidate. We believe that the trend toward electronic document management, and particularly cloud solutions, was accelerated by the COVID-19 pandemic.

We believe the primary competitors of our Document Management segment are DocuWare, Square 9, M-files, On-Base, FileBound, and Laserfiche, who also serve small-to-medium business (SMB) and governmental sectors. The principal competitive factors affecting the market for our document conversion services include: (i) vendor and product reputation; (ii) product quality, performance and price; (iii) the availability of software products on multiple platforms; (iv) product scalability; (v) product integration with other enterprise applications; (vi) software functionality and features; (vii) software ease of use; (viii) the quality of professional services, customer support services and training; and (ix) the ability to address specific customer business problems. We believe that the relative importance of each of these factors depends upon the concerns and needs of each specific customer.

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

We believe that the consolidated Company has advantages over our competitors in the small-to-medium business market, and particularly organizations in highly regulated, risk and compliance-intensive markets, such as state and local government, non-clinical health care, and K-12 education. In our view, we will remain competitive by remaining a focused niche provider with product offerings aligned with buyer-specific requirements. We anticipate that we will benefit from five specific advantages already in place:

●	Turnkey cloud or premise document workflow and document conversion solutions targeting specific industry customers with benchmark value-to-price ratio;

●	Rigorous quality review process and maintenance of customer data confidentiality in document conversions;

●	Modular solution packaging and rapid customer activation model;

●	Integrated on-demand solutions library as standard platform feature; and

●	Expanded software integration tools that make it easier for independent software vendors to integrate and sell IntelliCloud software capabilities into their customer base.

We believe, with these competitive strengths, that we are well positioned as a cloud-based managed document services provider for the small-to-medium business and governmental sectors.

Customers

Document Management

For 2021, the two largest customers of our Document Management segment accounted for approximately 10% and 4%, respectively, of the segment’s revenues for that period. For 2020, the two largest customers of our Document Management segment accounted for approximately 6% and 4%, respectively, of the segment’s revenues for that period.

For the years ended December 31, 2021, and 2020, government contracts represented approximately 30% and 37%, respectively, of the Document Management segment’s net revenues, including a significant portion of the segment’s sales to resellers which represent ultimate sales to government agencies. Due to their dependence on state, local and federal budgets, government contracts carry short terms, typically 12 months. Since our inception, our contracts with government customers have generally renewed on the original terms and conditions upon expiration.

Document Conversion

Our Document Conversion segment has significant customer concentration with the State of Michigan. Graphic Sciences’ contract with the State of Michigan is for five years from June 1, 2018 to May 30, 2023 with a provision for two, one-year extensions. The contract is issued to Graphic Sciences through the Michigan Department of Management and Budget, Enterprise Procurement and managed through the Department of Management and Budget, Records Management Services Division (RMS).

The contract provides local and state government agencies access to digital and micrographic conversion services. These agencies have the option to perform these conversion services internally or go out to bid if they so choose. Typically, they elect to have these services outsourced to Graphic Sciences through RMS, which eliminates the bidding process.

All Michigan agencies and departments are able to use the services and prices provided under this contract. Mechanically, the work we perform is invoiced to RMS and the end user is invoiced through the State of Michigan accounting system. We do not invoice the end user directly when entities utilize this contract facility, and we have a single point of contact for managing billing and receipt. The state in effect acts as a reseller of our services to the other agencies and makes a mark-up of what is charged. For 2021, the State of Michigan represented approximately 64% of our Document Conversion segment’s net revenues, and 47% of the total consolidated revenues. For 2020, the State of Michigan represented approximately 71% of our Document Conversion segment’s net revenues, and 47% of the total consolidated revenues.

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

Software Development

We design, develop, test, market, license, and support new software products and enhancements of current products. We continuously monitor our software products and enhancements to remain compatible with standard platforms and file formats. We discuss our accounting for such costs, and when we expense or capitalize, in more detail below in “Critical Accounting Policies and Estimates.”

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

Human Capital

As of March 21, 2021, we employed a total of 104 individuals; all but 11 are full-time employees. Graphic Sciences employs 81 individuals, comprised of 75 full-time and 6 part-time employees, all located in Michigan. Graphic Sciences also utilizes temporary employees, through various agencies, to provide labor for variable project work. Intellinetics Ohio employs 23 individuals, comprised of 17 full-time and 5 part-time employees, primarily located in Ohio. As a combined company, 14 of our employees work in administration and management, 19 of our employees work in software sales, maintenance and support, and software development, and 71 of our employees work in document services and storage operations.

We consider the integrity, experience, dedication, creativity, and team-oriented nature of our employees to be an essential driver of our business and a key to our future prospects. Personal relationships with our existing customers are an important part of our business, and our customers have come to rely on the personal service and knowledge of our workforce across all functional areas. To attract and retain qualified applicants to our company and retain our employees, we offer total benefits packages consisting of base salary or hourly wage (depending on position), a comprehensive benefits package, and equity compensation for certain employees. Annual cash bonuses are based on our profitability, achievement of targets and level of responsibility. When selecting talent, we consider education, experience, diversity, and the likelihood that a candidate will espouse our values of integrity, collaboration, dedication, creativity, and superior customer service.

We are committed to fostering a diverse and inclusive workforce that attracts and retains exceptional talent. In addition, we pride ourselves on an open culture that respects co-workers, values employees’ health and well-being and fosters professional development. We support employee growth and development in a variety of ways including with training opportunities and an overall strategy of promotion from within. Our management conducts annual employee engagement surveys and, for supervisors and above, annual individual employee assessments with an emphasis on individual development for each employee.

We remain focused on protecting the health and safety of our employees with respect to COVID-19. In April of 2020, we instituted safe distancing practices and additional cleaning procedures for all company offices and facilities, and our offices in Michigan and Ohio were reconfigured to maintain physical distancing. Wherever feasible, we have encouraged employees to work from home. To date, our employees who work in software sales, maintenance and support, and software development continue to work remotely. Our remote working arrangements have not significantly affected our ability to maintain critical business operations.

We believe that relations with our employees are good. None of our employees are represented by a labor union, and we do not have collective bargaining arrangements with any of our employees. In addition, as of March 21, 2021, we engaged four independent contractors.

Executive Officers and Board of Directors

On December 31, 2021, our executive officers and directors included the following:

Name	Age	Title

James F. DeSocio	66	President, Chief Executive Officer, and Director

Matthew L. Chretien	54	Chief Strategy Officer, Chief Technology Officer, Secretary, and Director

Joseph D. Spain	54	Chief Financial Officer, Treasurer

William M. Cooke	60	Director, Chairman of the Board

Rye D’Orazio	67	Director

Sophie Pibouin	54	Director

Roger Kahn	52	Director

James F. DeSocio, President, Chief Executive Officer, and Director. Mr. DeSocio joined Intellinetics on September 25, 2017. Prior to joining Intellinetics, Mr. DeSocio served as Chief Revenue Officer at Relayware, LLC, a global provider of Partner Relationship Management solutions, from January 2015 to September 2017. From January 2013 to November 2014, Mr. DeSocio served as Executive Vice President of Operations for XRS Corporation, a fleet management software solutions provider. From October 2007 to September 2012, Mr. DeSocio served as Executive Vice President of Sales and Business Development for Antenna Software, Inc., a business mobility solutions provider. Mr. DeSocio has extensive experience in sales, marketing, international operations, mergers and acquisitions.

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

Joseph D. Spain, Chief Financial Officer and Treasurer. Mr. Spain joined Intellinetics on October 31, 2016 and was appointed as its Chief Financial Officer on December 1, 2016. Prior to joining Intellinetics, Mr. Spain worked from September 2014 to October 2016 for nChannel, Inc., a software solutions provider for the small-to-medium business retail sector, ultimately serving as Chief Financial Officer of the company. From July 1995 to June 2014, Mr. Spain worked for Mettler-Toledo International, Inc., a global provider of measurement and precision instruments, ultimately serving as Vice President of Finance & Controller for one of the company’s operating units.

William M. Cooke, Director. Mr. Cooke was appointed as a member and chairman of our board of directors in October 2021. Mr. Cooke joined Taglich Brothers, Inc., a New York-based full-service brokerage firm that specializes in placing and investing in private equity transactions for small public companies, in 2012 and participates in sourcing, evaluating, and executing new investments as well as monitoring existing investments. Prior to joining Taglich Brothers, he was a Managing Director of Glenwood Capital LLC from 2010 to 2012, where he advised middle-market clients on capital raising and mergers and acquisitions. From 2001 to 2009, he sourced, evaluated and executed mezzanine transactions for The Gladstone Companies and BHC Interim Funding II, L.P. Before entering the private equity industry, Mr. Cooke served as a securities analyst primarily covering the automotive and industrial sectors for ABN AMRO Incorporated and McDonald and Company Securities, Inc. Bill received his Bachelor of Arts degree from Michigan State University and Master of Business Administration degree from the University of Michigan. He is a Chartered Financial Analyst and a member of the Board of DecisonPoint Systems, Inc., Unique Fabricating, Inc., Racing & Performance Holdings, LLC and a former member of the board of directors of APR, LLC.

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

Risks Relating to Our Business

General inflation and increases in the minimum wage and general labor costs, could adversely affect our business, financial condition and results of operations.

Labor is a significant portion of our cost structure and is subject to many external factors, including minimum wage laws, prevailing wage rates, unemployment levels, health insurance costs and other insurance costs and changes in employment and labor legislation or other workplace regulation. From time to time, legislative proposals are made to increase the federal minimum wage in the United States, as well as the minimum wage in Michigan and Ohio and municipalities, and to reform entitlement programs, such as health insurance and paid leave programs. On April 27, 2021, President Biden issued an Executive Order, effective January 30, 2022, requiring certain federal contractors to pay a $15 minimum wage to workers who work on federal contracts and to adjust that rate annually according to the consumer price index. While we do not currently have any federal contracts and are not directly affected by the Executive Order, the Executive Order will mostly likely significantly contribute to the overall increase in prevailing wage rates and increase in current general levels of inflation. Further, the Executive Order may influence other state and municipal jurisdictions to increase their statutory minimum wage. As minimum wage rates increase or related laws and regulations change, we will need to increase not only the wage rates of our minimum wage employees, but also the wages paid to our other hourly or salaried employees. Increases in the cost of our labor could have an adverse effect on our business, financial condition and results of operations, or if we fail to pay such higher wages we could suffer increased employee turnover. Increases in labor costs generally could force us to increase prices for other customers, which could adversely impact our sales. For some customers with multi-year fixed pricing contracts, increases in the minimum wage could decrease our profit margins or result in losses and could have a material adverse effect on our business, financial condition and results of operations.

We have been and could continue to be negatively impacted by the novel coronavirus pandemic (COVID-19) and related governmental actions and orders and market effects.

The coronavirus pandemic (COVID-19) and related economic downturn continues to pose various and interrelated risks to our customers, our employees, our vendors and the communities in which we operate, which have all negatively impacted, and may continue to negatively impact, our business. From March 24, 2020 to current, customers have responded with varying levels of project postponements, particularly in our document conversion segment, which generally requires picking up boxes from customer sites. Our level of customer engagement in document conversion has varied with the ebb and flow of the initial virus and the subsequent variants and outbreaks. The State of Michigan, our largest customer, has yet to return a majority of its agencies and departments to on site work. In addition, our business, financial condition and results of operations could be materially adversely affected by future outbreaks of COVID-19 generally or in our facilities. We are also likely to be impacted further by decreased customer demand and/or subscription terminations as a result of a reduction in customer spending (especially customers that are state and local governmental entities) or as a result of government-imposed restrictions on businesses. In particular, governmental budget reductions in the State of Michigan, our largest customer, may have a material adverse effect on our business. If the pandemic or its recovery continues to reduce customer’s budgets and restrict business operations, the pandemic may have a material adverse effect on our business, results of operations, financial condition and cash flows and adversely impact the trading price of our common stock.

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

The document solutions market has continued to evolve at a rapid pace. If we are successful with our growth plans, any growth will place significant strains on our administrative and operational resources, and increase demands on our internal systems, procedures and controls. Our administrative infrastructure, systems, procedures and controls may not adequately support our operations. In addition, our management may not be able to achieve a rapid, effective execution of the product and business initiatives necessary to successfully implement our operational and competitive strategy. If we are unable to manage growth effectively, our operating results will likely suffer which may, in turn, adversely affect our business.

We may be unable to acquire other businesses, technologies or companies or engage in other strategic transactions, and we may not be able to successfully realize the benefits of and may be exposed to a variety of risks from any such strategic transactions.

The acquisitions of Graphic Sciences and CEO Imaging Systems, Inc., both in 2020, were our first strategic business acquisitions. As part of our growth strategy, we also expect to continue to evaluate and consider potential strategic transactions, including business combinations, acquisitions and strategic alliances, to enhance our existing businesses and to develop new products and services. At any given time, we may be engaged in discussions or negotiations with respect to one or more of these types of transactions, and any of these transactions could be material to our financial condition and results of operations. However, we do not know if we will be able to identify any future opportunities that we believe will be beneficial for us. Even if we are able to identify an appropriate business opportunity, we may not be able to successfully consummate the transaction, and even if we do consummate such a transaction we may be unable to obtain the benefits or avoid the difficulties and risks of such transaction.

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

Our ability to make scheduled payments on or to refinance any debt or contingent transaction obligations that we have or may incur depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, and other factors beyond our control. We currently have $2 million in principal amount of debt maturing in February of 2023. In addition, we have operated with a history of losses. For 2021, we had a net income of $1.4 million. For 2020, we had a net loss of $2.2 million, including a change in fair value of earnout liabilities of $1.6 million. We have an accumulated deficit of $21.6 million as of December 31, 2021. Our ability to meet our capital needs in the future will depend on many factors, including maintaining and enhancing our operating cash flow, successfully managing the transition of our recent acquisitions of Graphic Sciences and CEO Imaging Systems, Inc., successfully retaining and growing our client base in the midst of general economic uncertainty, and managing the continuing effects of the COVID-19 pandemic on our business. We cannot ensure that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on any indebtedness or the contingent transaction consideration.

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

The terms of our promissory notes will restrict our financing flexibility.

The terms of promissory notes we issued in 2020 contain standard negative covenants customary for transactions of this type. These negative covenants may preclude or restrict our ability to effect future debt and convertible debt financings without the prior approval of holders of the previous notes. The events of default are also customary for transactions of this type, including default in timely payment of principal or interest, failure to observe or perform any covenant or agreement contained in the convertible note and other transaction documents, the commencement of bankruptcy or insolvency proceedings, and failure to timely file Exchange Act filings.

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

Revenues from a limited number of customers have accounted for a substantial percentage of our total revenues. Our two largest clients account for approximately 47% and 9%, and 47% and 8%, of our revenues for the years ending December 31, 2021 and 2020, respectively. For the years ended December 31, 2021, and 2020, government contracts represented approximately 62% and 64% of our net revenues, respectively. The loss of one of our clients or the loss of a meaningful percentage of government contracts could materially affect our business and operating results.

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

A significant portion of our revenues comes from contracts with state and local governments, and their respective agencies, which may terminate most of these contracts at any time, without cause. As discussed above, government contracts constitute a significant portion of our total revenues. At this time, governments and their agencies are operating under increased pressure to reduce spending. Contracts at the state and local levels are subject to government funding authorizations. Additionally, government contracts are generally subject to audits and investigations that could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions, or debarment from future government business.

We are subject to the reporting requirements of federal securities laws, causing us to make significant compliance-related expenditures that may divert resources from other projects, thus impairing its ability to grow.

We are subject to the information and reporting requirements of the Exchange Act, and other federal securities laws, including the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the Commission and furnishing audited reports to stockholders causes our expenses to be higher than most other similarly-sized companies that are privately held. As a public company, we expect these rules and regulations to continue to keep our compliance costs high in 2022 and beyond, and to make certain activities more time-consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

The elimination of monetary liability against our directors, officers, agents and employees under Nevada law, and the existence of indemnification rights to such persons, may result in substantial expenditures by us and may discourage lawsuits against our directors, officers, agents and employees.

Our articles of incorporation and bylaws contain provisions permitting us to eliminate the personal liability of our directors, officers, agents and employees to the Company and our stockholders for damages for breach of fiduciary duty to the extent provided by Nevada law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in our incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers, agents and employees, which we may be unable to recoup. These provisions and resultant costs may also discourage our Company from bringing a lawsuit against certain individuals for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors, officers, agents and employees even though such actions, if successful, might otherwise benefit us and our stockholders.

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

Pursuant to Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”), a “shell company” is defined as a company that has no or nominal operations, and either no or nominal assets, assets consisting solely of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets. As such, we were a shell company pursuant to Rule 144 prior to 2012. Even though we are no longer a shell company, investors may be reluctant to invest in our securities because securities of a former shell company may not be as freely tradable as securities of companies that are not former “shell companies.” In addition, since we are a former shell company, shareholders with restricted securities cannot rely upon Rule 144 for sales of restricted securities in the event that we are not current in our filing obligations under the Exchange Act.

Our shares are quoted on the OTCQB and are subject to limited trading, a high degree of volatility, and liquidity risk.

Our common stock is currently quoted on the OTCQB. Shares of our common stock have had very limited and sporadic trading in the past. As such, we believe our stock price to be more volatile and the share liquidity characteristics to be of higher risk than if we were listed on one of the national exchanges. Due to this volatility, our stock price as quoted by the OTCQB may not reflect an actual or perceived value of our common stock. In the past, several days have passed between trades in our common stock, meaning that at any given time, there may be few or no investors interested in purchasing our common stock at or near ask prices. This limited trading, volatility, and liquidity risk is attributable to the fact that we are a small company relatively unknown to stock analysts, brokers, and institutional or other investors. Finally, if our stock were no longer quoted on the OTCQB, the ability to trade our stock would become even more limited and investors might not be able to sell their shares. Consequently, investors must be prepared to bear the economic risk of holding the securities for an indefinite period of time. There is no assurance that a more active market for our common stock will develop or be sustained, which limits the liquidity of our common stock, and could have a material adverse effect on the price of our common stock and our ability to raise capital.

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

FINRA sales practice requirements may limit a shareholder’s ability to buy and sell our stock.

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

Our overall performance depends on economic conditions. The United States’ and world economies are currently suffering from uncertainty, inflation, volatility, disruption, and other adverse conditions, primarily caused by global sanctions on Russia and the current outbreak of and containment strategies for the coronavirus disease (COVID-19), and those conditions will continue to adversely impact the business community and financial markets for some time. Moreover, instability in the global economy affects countries, including the United States, with varying levels of severity, which makes the impact on our business complex and unpredictable. During adverse economic conditions, many customers delay or reduce technology purchases. Contract negotiations are likely to become more protracted, or conditions could result in reductions in sales of our products, longer sales cycles, pressure on our margins, difficulties in collection of accounts receivable or delayed payments, increased default risks associated with our accounts receivable, slower adoption of new technologies, and increased price competition. In addition, a curtailment of the United States and global credit markets could adversely impact our ability to complete sales of our products and services, including maintenance and support renewals. Any of these prolonged events, are likely to cause a curtailment in government or corporate spending and delay or decrease customer purchases, and adversely affect our business, financial condition, and results of operations.

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

Our performance is substantially dependent on the performance of our executive officers and key employees. The loss of the services of any of our executive officers or other key employees could significantly harm our business. Our success is also highly dependent upon our continuing ability to identify, hire, train, retain, and motivate highly-qualified management, technical, sales, and marketing personnel. In particular, the recruitment of top software developers and experienced salespeople remains critical to our success. Competition for such people is intense, substantial, and continuous, especially in the current environment of labor shortage, and we may not be able to attract, integrate, or retain highly-qualified technical, sales, or managerial personnel in the future. In addition, in our effort to attract and retain critical personnel, we may experience increased compensation costs that are not offset by either improved productivity or higher prices for our products or services.

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

Holders

As of March 21, 2022 we had 75 stockholders of record. Such number of record stockholders does not include additional stockholders or other beneficial owners whose shares are held in street or nominee name by banks, brokerage firms, and other institutions on their behalf.

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

Unregistered Securities Issuances in Fiscal Year 2021

There have been no unregistered securities issuances in Fiscal Year 2021 that have not previously been disclosed in Current Reports on 8-K or Forms 10-Q.

Issuer Purchase of Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial conditions and results of operations for the fiscal years ended December 31, 2021, and 2020 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. In this Annual Report, we sometimes refer to the twelve month period ended December 31, 2021 as 2021, and to the twelve month period ended December 31, 2020 as 2020.

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

Company Overview

We are a document services and software solutions company serving both the small-to-medium business and governmental sectors with their digital transformation and process automation initiatives. During 2020, we made two significant business acquisitions that have significantly impacted our financial operations and grown our business operations:

●	Graphic Sciences, on March 2, 2020, and

●	CEO Image, on April 21, 2020.

For further information about these acquisitions, please see Note 5 to our consolidated financial statements included in Item 8, Part I, Item 1 of this Annual Report.

Our products and services are provided through two reporting segments: Document Management and Document Conversion. Our Document Management segment, which includes our CEO Image acquisition, consists primarily of solutions involving our software platform, allowing customers to capture and manage their documents across operations such as scanned hard-copy documents and digital documents including those from Microsoft Office 365, digital images, audio, video and emails. Our Document Conversion segment, which includes and primarily consists of our Graphic Sciences acquisition, provides assistance to customers as a part of their overall document strategy to convert documents from one medium to another, predominantly paper to digital, including migration to our software solutions, as well as long-term storage and retrieval services. Our solutions create value for customers by making it easy to connect business-critical documents to the people and processes who need them by making those documents easy to find and act upon, while also being secure, compliant, and audit-ready. Solutions are sold both directly to end-users and through resellers.

Our customers use our software by one of two methods: purchasing our software and installing it onto their own equipment, which we refer to as a “premise” model, or licensing and accessing our platform via the Internet, which we refer to as a “software as a service” or “SaaS” model and also as a “cloud-based” model. Licensing of our software through our SaaS model has become increasingly popular among our customers, especially in light of the increased deployment of remote workforce policies, and is a key ingredient in our revenue growth strategy. Our SaaS products are hosted with Amazon Web Services and Expedient, providing our customers with reliable hosting services that we believe are consistent with industry best practices in data security and performance.

We operate a U.S.-based business with concentrated sales to the State of Michigan for our Document Conversion segment, complemented by our diverse set of document management software solutions and services. We hold or compete for leading positions regionally in select markets and attribute this leadership to several factors including the strength of our brand name and reputation, our comprehensive offering of innovative solutions, and the quality of our service support. Net growth in sales of software as a service in recent years reflects market demand for these solutions over traditional sales of on-premise software. We expect to continue to benefit from our select niche leadership market positions, innovative product offering, growing customer base, and the impact of our sales and marketing programs. Examples of these programs include identifying and investing in growth and expanded market penetration opportunities, more effective products and services pricing strategies, demonstrating superior value to customers, increasing our sales force effectiveness through improved guidance and measurement, and continuing to optimize our lead generation and lead nurturing processes.

How We Evaluate our Business Performance and Opportunities

The major qualitative and quantitative factors we consider in the evaluation of our operating results include the following:

●	With respect to our Document Management segment, including the solutions recently acquired from CEO Image, our current strategy is to focus on cloud-based delivery of our software products. Historically, our revenues have mostly resulted from premise-based software licensing revenue and professional services revenue. Our observation of industry trends leads us to anticipate that cloud-based delivery will become our principal software business and a primary source of revenues for us, and we are seeing our customers migrate to cloud-based services. When we evaluate our results, we assess whether our cloud-based software revenues are increasing, relative to prior periods and relative to other sources of revenue.

●	With respect to our Document Conversion segment, our strategy is to maintain and grow our core document conversion, storage, and retrieval business, while simultaneously leveraging our software products and services to provide more attractive total digital transformation solutions for the customers of our Document Conversion segment. Accordingly, when we evaluate our results for Document Conversion, we will assess whether our revenues increase with respect to the segment’s services, relative to prior periods, but we will also be assessing whether Document Conversion customers begin to make purchases of other products or services.

●	We are focused upon sales of our document services and software solutions through resellers and directly to our customers, with a further focus on select vertical markets. We assess whether our sales resulting from relationships with resellers are increasing, relative to prior periods and relative to direct sales to customers, and whether reseller or direct efforts offer the best opportunities for growth in our targeted vertical markets.

●	Our customer engagements often involve the development and licensing of customer-specific document solutions and related consulting and software maintenance services or tailoring a document conversion program to meet customer requirements. When analyzing whether to undertake a particular customer engagement, we often consider the following factors as part of our overall strategy to grow the business: (i) the profit margins the project may yield, and (ii) whether the project would help to develop new product and service features that we could integrate into our suite of products, resulting in an overall product portfolio that better aligns with the needs of our target customers.

●	Our software sales cycle averages 1-2 months; however, large projects can be longer, lasting 3-6 months. When a software project begins, we generally perform pre-installation assessment, project scoping, and implementation consulting. On the other hand, our document conversion services typically contain a very short sales cycle, but we can have a backlog of work orders not yet processed. Therefore, when we plan our business and evaluate our results, we consider the revenue we expect to recognize from projects in our late-stage software pipeline and in our document conversion services backlog queue.

●	We monitor our costs and capital needs to ensure efficiency as well as an adequate level of support for our business plan.

●	While we are constantly focused on organic growth, we also continually monitor potential acquisitions of complementary solutions and expertise that are consistent with our core business. We look for acquisitions that can add value for our customers and are expected to be accretive to our financial performance.

Executive Overview of Results

The biggest factors in the changes in our results of operations during 2021 compared to 2020 were our acquisitions of Graphic Sciences on March 2, 2020 and, to a much lesser extent, CEO Image on April 21, 2020, and the impact of the COVID-19 stay-at-home orders in Michigan and Ohio during most of the second quarter 2020 which did not fully resume in the third quarter 2020. Our results for 2021 include the results of Graphic Sciences and CEO Image operations for the full period, while our twelve month period 2020 include only approximately ten month’s results of Graphic Sciences operations, and eight month’s results of CEO Image. We faced challenges in the fourth quarter 2021 due to the Omicron variant of COVID-19 and general inflationary pressures, but this did not outweigh our strong performance for 2021 year-over-year.

Below are our key financial results for 2021 (consolidated unless otherwise noted):

●	Revenues were $11,460,265, representing revenue growth of 39% year over year.

●	Cost of revenues was $4,517,283.

●	Operating expenses (excluding cost of revenues) were $5,977,994.

●	Income from operations was $964,988.

●	Net income was $1,357,951 with basic and diluted net income per share of $0.48 and $0.44, respectively, including $845,083 gain on PPP loan forgiveness.

●	Operating cash flow was $1,389,966.

●	Capital expenditures were $590,485.

●	As of December 31, 2021, we had 114 employees, including 13 part-time employees.

Financial Impact of COVID-19

The spread of the COVID-19 pandemic and developments surrounding this global pandemic have had, and we expect will continue to have, a significant impact on our business, operations, financial condition and results of operations.

For approximately three months beginning in late March 2020, our Graphic Sciences business operations, which constitute a majority of our professional services revenues, were substantially reduced while the State of Michigan’s stay-at-home order was in effect, during which period we were only able to process work orders deemed “essential” by the State of Michigan. Since the initial shutdowns, our level of customer engagement in Document Conversion has varied with the ebb and flow of the initial virus and the subsequent variants and outbreaks. In particular, we experienced slow-downs in workflow and corresponding revenues during the fourth quarter of 2021 due to the Omicron variant outbreak. The State of Michigan, our largest customer, has yet to return a majority of its agencies and departments to on site work, resulting in a decrease in the volume of work orders for our Document Conversion segment. We are seeing inconsistent demand in certain other areas of our operations, even though those operations are still currently open for business with mostly remote staff.

Looking ahead, the ongoing impact of COVID-19 on our business continues to evolve and be unpredictable. The majority of our Ohio employees continue to work remotely. Many of our clients operate in a variety of other states, which had differing time periods in which their operations have been, currently or may in the future be restricted due to COVID-19. Our business, financial condition and results of operations could be affected by future outbreaks of COVID-19 generally or in our facilities. We are also likely to be impacted further by decreased customer demand and/or subscription terminations as a result of a reduction in customer spending (especially customers that are state and local governmental entities) or as a result of government-imposed restrictions on businesses. In particular, governmental budget reductions in the State of Michigan, our largest customer, may have a material adverse effect on our business. The extent of the impact will depend on a number of factors, including the duration and severity of the outbreak(s); the uneven impact to certain industries; vaccination rates; the effect that any governmental vaccine mandates might have on our ability to attract and retain talent; the macroeconomic impact of government measures to contain the spread of the virus and related government stimulus measures. To address the potential impact to our business, we have engaged, and continue to assess and engage, in aggressive efforts to reduce expenses and preserve cash flow in order to address the effects of COVID-19 on our business, operations and results. Additionally, we have instituted safe distancing practices and additional cleaning procedures for all our company offices, as well as established work-from-home policies wherever feasible, in order to prevent or mitigate future outbreaks and disruptions to our business. At the same time, we believe the current environment is accelerating digital transformation and we remain focused on innovating and investing in the services we offer to our customers. Accordingly, the ongoing impact of COVID-19 and the extent of these measures we may implement have and are likely to continue to have a material impact on our financial results.

Reportable Segments

We have two reportable segments: Document Management and Document Conversion. These reportable segments are discussed above under “Company Overview.”

Results of Operations

Revenues

The following table sets forth our revenues by reportable segment for the periods indicated:

	For the years ended December 31,
	2021	2020
Revenues
Document Management	$3,089,669	$2,816,848
Document Conversion	8,370,596	5,436,543
Total revenues	$11,460,265	$8,253,391

Gross profit
Document Management	$2,542,135	$2,160,807
Document Conversion	4,400,847	2,829,931
Total gross profit	$6,942,982	$4,990,738

The following table sets forth our revenues by revenue source for the periods indicated:

	For the years ended December 31,
	2021	2020

Revenues:
Sale of software	$78,450	$194,787
Software as a service	1,441,683	1,055,016
Software maintenance services	1,350,470	1,257,446
Professional services	7,468,716	5,007,617
Storage and retrieval services	1,120,946	738,525
Total revenues	$11,460,265	$8,253,391

The increase in total revenues for 2021 is driven primarily by two factors: 2020 COVID-19 impact and acquisitions. The COVID-19 stay-at-home orders in Michigan and Ohio, which were in place for the majority of the second quarter 2020, significantly affected our professional services revenues for that quarter. We estimate the impact of COVID-19 on our Document Conversion segment to be approximately $655,000 reduced revenue for the second quarter 2020. The remaining increase in total revenues for 2021 is driven primarily by the acquisition of our Graphic Sciences subsidiary and the associated expansion of our revenues from professional services and the addition of storage and retrieval services. Graphic Sciences, which was acquired towards the end of the first quarter 2020, accounted for $1,843,221 of our revenues in the first quarter 2021 compared to $556,254 in the first quarter 2020, constituting 91% of the increase in revenues. In addition, the CEO Image business line that we acquired after the first quarter 2020 accounted for $132,605 of our first quarter revenues, or 9% of the total increase.

Sale of Software Revenues

Revenues from the sale of software principally consist of sales of additional or upgraded software licenses and applications to existing customers and resellers. Revenues from the sale of software, which are reported as part of our Document Management segment decreased by $116,337, or 60% during 2021 compared to 2020.

This decrease was due to timing of large direct sales projects, with unfavorable comparisons to the high project volume the same periods in 2020. We expect the volatility of this revenue line item to continue as project timing is unpredictable and we expect the frequency of on-premise software solution sales to decrease over time.

Software as a Service Revenues

We provide access to our software solutions as a service, accessible through the internet. Our customers typically enter into our software as a service agreement for periods of one year or more. Under these agreements, we generally provide access to the applicable software, data storage and related customer assistance and support. Revenues from the sale of software as a service, which are reported as part of our Document Management segment increased by $386,667, or 37% in 2021 compared to 2020. This increase was primarily the result of most new customers choosing a cloud-based solution, as well as expanded data storage, user seats, and hosting fees for existing customers.

Software Maintenance Services Revenues

Software maintenance services revenues consist of fees for post-contract customer support services provided to license (premise-based) holders through support and maintenance agreements. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. A substantial portion of these revenues were generated from renewals of maintenance agreements, which typically run on a year-to-year basis. Revenues from the sale of software maintenance services, which are reported as part of our Document Management segment, increased by $93,024, or 7%, in 2021 compared to 2020. This increase was primarily the result of maintenance and support agreements acquired with CEO Image, augmented by expansion of services with existing customers and price increases more than offsetting normal attrition.

Professional Services Revenues

Professional services revenues consist of revenues from document scanning and conversion services, consulting, discovery, training, and advisory services to assist customers with document management needs, as well as repair and maintenance services for customer equipment. These revenues include arrangements that do not involve the sale of software. Revenues from our professional services offerings were significantly enhanced with our acquisition of Graphic Sciences. Of our professional services revenues during 2021, $7,249,650 was derived from our Document Conversion operations and $219,066 was derived from our Document Management operations. Our overall professional services revenues increased by $2,461,099, or 49%, in 2021 compared to 2020. This increase is largely the net result of two key factors limiting professional service sales during 2020: the acquisition of Graphic Sciences late in the first quarter 2021 and the COVID-19 stay-at-home orders. The increase is also due to a solid pipeline and favorable mix of project work during 2021.

Storage and Retrieval Services Revenues

Graphic Sciences provides document storage and retrieval services to customers, primarily in Michigan. Revenues from storage and retrieval services, which are reported as part of our Document Conversion segment, increased by $382,421, or 52%, during 2021 compared to 2020. This increase was the result of a contract extension, including improved pricing, with our largest storage and retrieval customer, as well as unusually high project work including shredding of documents approved for destruction, and also the timing of the acquisition of Graphic Sciences in March 2020.

Costs of Revenues and Gross Profits

The following table sets forth our cost of revenues, by revenue source, for the periods indicated:

	For the years ended December 31,
	2021	2020

Cost of revenues:
Sale of software	$14,828	$56,664
Software as a service	333,001	273,368
Software maintenance services	81,641	159,122
Professional services	3,709,348	2,553,053
Storage and retrieval services	378,465	220,446
Total cost of revenues	$4,517,283	$3,262,653

The following table sets forth our cost of revenues by reportable segment for the periods indicated:

	For the years ended December 31,
	2021	2020
Cost of revenues by segment
Document Management	$547,534	$656,041
Document Conversion	3,969,749	2,606,612
Total cost of revenues	$4,517,283	$3,262,653

Our total cost of revenues increased by $1,254,630, or 38%, during 2021 over 2020 primarily due to the corresponding increase in revenues for professional services and storage and retrieval services. The increase was also due to the acquisition of Graphic Sciences at the end of the first quarter 2020 and the 2020 COVID-19 stay-at-home orders, plus to a lesser degree, the acquisition of CEO Image in April 2020. Our cost of revenues for our Document Management segment decreased $108,507, or 17%, in 2021 compared to 2020 primarily due to more efficient execution of the software maintenance services in that segment as well as generally more standardized solutions sales. Our cost of revenues for our Document Conversion segment increased by $1,363,137, or 52%, during 2021 compared to 2020 due to the acquisition of Graphic Sciences at the end of the first quarter 2020 and corresponding sales growth in that segment.

Our overall gross profit increased to 61% for 2021 from 60% for 2020. Strong margin professional services projects as well as margin improvements software-related revenue sources were partially offset by an increase in the mix of professional services revenue driving a decrease in gross margin.

Cost of Software Revenues

Cost of software revenues consists primarily of labor costs of our software engineers and implementation consultants and third-party software licenses that are sold in connection with our core software applications. During 2021, cost of software revenues decreased by $41,836, or 74%, from 2020, due to the decrease in revenues and implementations. Our gross margin for software revenues increased to 81% from 71% in 2020. The improved 2021 margins were driven by license expansions and similar favorable solutions with lesser costs to deliver the solution.

Cost of Software as a Service

Cost of software as a service, or SaaS, consists primarily of technical support personnel, hosting services, and related costs. Cost of software as a service increased by $59,633, or 22%, during 2021 over 2020. This increase in the cost of SaaS was less than the increase in associated SaaS revenues, so our gross margin increased to 77% in 2021 compared to 74% during 2020, as a result of more standard projects and scaling of hosting infrastructure.

Cost of Software Maintenance Services

Cost of software maintenance services consists primarily of technical support personnel and related costs. Cost of software maintenance services decreased by $77,481, or 49%, in 2021 over 2020, due primarily to reduced support activity, especially compared to the unusually high support volumes in first and third quarter 2020. As a result, our gross margin for software maintenance services increased to 94% in 2021 compared to 87% in 2020.

Cost of Professional Services

Cost of professional services consists primarily of compensation for employees performing the document conversion services, compensation of our software engineers and implementation consultants, and related third-party costs. Cost of professional services increased in 2021 by $1,156,295, or 45%, over 2020, following the increased revenue volume primarily due to the acquisition of Graphic Sciences late in the first quarter 2020 and the 2020 COVID-19 stay-at-home orders. As a result, our gross margin for professional services increased to 50% during 2021 compared to 49% in 2020. Gross margins related to professional services may vary widely, depending upon the nature of the projects completed in a period, driven by the amount of labor it takes to complete a project.

Cost of Storage and Retrieval Services

Cost of storage and retrieval services consists primarily of compensation for employees performing the document storage and retrieval services, including logistics, provided by Graphic Sciences. Cost of storage and retrieval services increased by $158,019, or 72%, during 2021 compared to 2020, due to additional labor costs associated with our 2021 warehouse consolidation, which began in the third quarter, as well as costs for additional project work including shredding and the inclusion of storage and retrieval services during the entire period of the first quarter 2021 compared to approximately one full month during the first quarter 2020. Gross margins for our storage and retrieval services, which exclude the cost of facilities rental, maintenance, and related overheads, decreased to 66% during twelve month period 2021 compared to 70% in 2020 primarily as a result of increased use of subcontractors for certain projects, including shredding, labor associated with consolidating warehouses in 2021, and expanded services offered to customers.

Operating Expenses

The following table sets forth our operating expenses for the periods indicated:

	For the years ended December 31,
	2021	2020

Operating expenses:
General and administrative	$4,044,296	$3,499,440
Change in fair value of earnout liabilities	141,414	1,554,800
Significant transaction costs	-	636,440
Sales and marketing	1,378,352	1,041,367
Depreciation and amortization	413,932	296,935

Total operating expenses	$5,977,994	$7,028,982

General and Administrative Expenses

General and administrative expenses increased in 2021 by $544,856, or 16%, over 2020, principally related to the full year addition of Graphic Sciences expenses combined with the impact of certain furloughed hourly workers and management salary reductions in 2020. This was primarily reflected in our Document Conversion segment, in which our general and administrative expenses increased to $2,434,279 in 2021 from $1,990,342 in 2020. In our Document Management segment, our general and administrative expenses decreased to $1,610,017 in 2021 compared to $1,818,184 in 2020. Overall increases were due to the impacts of full year of Graphic Sciences and CEO plus reinstated full management salaries in 2021, partially offset by decreased legal and accounting professional fees. Increased sharing of public company costs with the increased Document Conversion segment decreased those expenses in our Document Management segment.

Change in Fair Value of Earnout Liabilities

Improved gross margin performance at Graphic Science during the first quarter 2021 resulted in an adjustment to fair value of earnout liabilities of $69,950. Improved revenue performance at CEO during the second quarter resulted in an adjustment to fair value of earnout liabilities of $7,261. Further improvements in actual and forecast gross margin and revenue performance drove an adjustment in fair value of during the fourth quarter of $53,426 and $10,777 for Graphic Sciences and CEO, respectively, totaling $141,414 for 2021. Adjustments to fair value of earnout liabilities were $1,554,800 during 2020, comprised of $1,423,800 for Graphic Sciences and $131,000 for CEO Image. The fair value adjustments were driven by updated assumptions to reflect the improved performance of both acquisitions against their threshold targets and a reduction of pandemic-related uncertainty.

Significant Transaction Expenses

There were no significant transaction expenses during 2021. The significant transactions expenses during 2020 were comprised of investment banker and placement agent success fees, as well as legal and consulting fees, in connection with our acquisition of Graphic Sciences and our financing and debt conversion.

Sales and Marketing Expenses

Sales and marketing expenses increased by $336,985, or 32%, during 2021 over 2020. This increase was primarily driven by the inclusion of the sales and marketing expenses Graphic Sciences during all of those periods in 2021 as well as the reinstatement of full sales and marketing salaries as a part of reducing expenses and preserving cash during the initial COVID-19 uncertainty in 2020, as well as adding two sales representatives during the year and a partial resumption of travel in 2021, plus adding a director of marketing in the third quarter 2021. For 2021, the sales and marketing expenses related to Document Management and Document Conversion segments were $591,106 and $787,246. For 2020, the sales and marketing expenses related to Document Management and Document Conversion segments were $584,470 and 456,897. The relative increase in Document Conversion is driven by the two additional sales reps and shared general marketing expenses.

Depreciation and Amortization

Depreciation and amortization increased by $116,997, or 39%, during 2021 over 2020 as a result of depreciation on additional assets placed in service, primarily racking associated with the warehouse consolidation, and the addition of Graphic Sciences depreciation for a full year.

Other Items of Income and Expense

Gain on Extinguishment of Debt

The $845,083 gain on extinguishment of debt during 2021 reflects the full forgiveness of the principal and interest on our PPP Note by the SBA in January 2021. The $287,426 gain on extinguishment of debt in the during 2020 was due to the extinguishment of certain debt as part of conversion of notes payable accounted for using troubled debt restructuring.

Income Tax Benefit

Income tax benefit was $0 during 2021 compared to $188,300 during 2020. The benefit was driven by the releases of a portion of the valuation allowance in March 2020 for deferred tax liabilities of Graphic Sciences that were no longer due.

Interest Expense

Interest expense was $452,120 during 2021 as compared with $637,683 during 2020, representing a decrease of $185,563 or 29%. The decrease resulted primarily from lower interest expense on lower net debt following the March 2020 private placement of securities and note conversion, as well as one-time interest expense associated with accelerating the beneficial conversion option on the notes converted in 2020.

Liquidity and Capital Resources

We have financed our operations primarily through a combination of cash on hand, cash generated from operations, borrowings from third parties and related parties, and proceeds from private sales of equity. Since 2012, we have raised a total of approximately $18.6 million in cash through issuances of debt and equity securities. As of December 31, 2021, we had $1,752,630 in cash and cash equivalents, net working capital of $126,944, and an accumulated deficit of approximately $21.6 million. In June 2021, we paid $954,733 in annual earnout liabilities.

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

Our existing $2 million of debt is due February 29, 2023. We also may have earnout payments of up to a maximum of $1,018,333 in the second quarter of 2022 and $833,333 in the second quarter of 2023. Our operating cash flow alone may be insufficient to meet these obligations in full in the first and second quarters of 2023. We have positive operating cash flow, and we believe we could seek additional debt or equity financing on acceptable terms. We believe that our balance sheet and financial statements would support a full or partial refinancing or other appropriate modification of the current promissory notes, such as an extension or conversion to equity. We are confident in our ability to prudently manage our current debt on terms acceptable to us.

Our ability to meet our capital needs in the short term will depend on many factors, including maintaining and enhancing our operating cash flow, successfully managing the transition of our recent acquisitions of Graphic Sciences and CEO Image, successfully retaining and growing our client base in the midst of general economic uncertainty, and managing the continuing effects of the COVID-19 pandemic on our business.

Based on our current plans and assumptions, we believe our capital resources, including our cash and cash equivalents, along with funds expected to be generated from our operations and potential financing options, will be sufficient to meet our anticipated cash needs arising in the ordinary course of business for at least the next 12 months, including to satisfy our expected working capital needs, earnout obligations and capital and debt service commitments.

Our ability to meet our capital needs further into the future will depend primarily on strategically managing the business and successfully retaining our client base.

Indebtedness

As of December 31, 2021, our only outstanding long-term indebtedness consisted of the 2020 notes issued to accredited investors on March 2, 2020, with an aggregate outstanding principal balance of $2,000,000 and accrued interest of $0.

Capital Expenditures

There were no material commitments for capital expenditures at December 31, 2021.

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

Net cash provided by operating activities during 2021 was $1,389,966, primarily attributable to net income adjusted for non-cash expenses of $703,883, an increase in operating assets of $393,404 and an decrease in operating liabilities of $278,464. Net cash provided by operating activities during 2020 was $124,988, primarily attributable to the net loss adjusted for non-cash expenses of $2,945,569, a decrease in operating assets of $388,507 and a decrease in operating liabilities of $1,008,887.

Cash Used in Investing Activities.

Net cash used in investing activities in 2021 was $590,485, primarily related to purchases of racking property and equipment for the new Sterling Heights, MI warehouse. Net cash used in investing activities in 2020 was $4,095,952, primarily related to cash paid to acquire Graphic Sciences and CEO Image.

Cash Provided and Used in Financing Activities.

Cash provided and used by financing activities primarily consist of net proceeds from issuance or repayments of debt, new issuance of equity, or payment of contingent consideration in the form of earnout liabilities.

Net cash used by financing activities during 2021 amounted to $954,733, due to payment of earnout liabilities. Net cash provided by financing activities for 2020 amounted to $5,474,681. The net cash provided by financing activities resulted from new borrowings of $3,008,700, partially offset by $175,924 in financing costs, and the sale of common stock resulting in $2,859,633 in net cash. Notes payable payments amounted to $170,000, which comprised of seller notes which are installment payments for net assets acquired. Notes payable payments to related parties amounted to $47,728.

Critical Accounting Policies and Estimates

These critical accounting policies and estimates by our management should be read in conjunction with Note 4 Summary of Significant Accounting Policies to the Consolidated Financial Statements.

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

We consider the following accounting policies and estimates to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:

●	Revenue Recognition
●	Business Acquisition, Goodwill and Intangibles, including Contingent Liability—Earnout
●	Accounts Receivable, Unbilled
●	Deferred Revenues
●	Accounting for Costs of Computer Software to be Sold, Leased or Marketed and Accounting for Internal Use Software
●	Accounting Stock-Based Compensation

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

Business Acquisition, Goodwill and Intangibles Assets, including Contingent Liability—Earnout

We have allocated the purchase price to assets acquired and liabilities assumed based on the estimated fair value of such assets and liabilities at the date of acquisition. We estimate a fair value of any earnout which would be owed to the seller based on the terms of the earnout and record this liability at the acquisition date. Fair value was based on future projections of metrics such as revenue or profit over the earnout period and valuation techniques that utilize expected volatility, threshold probability, and discounting of future payments. Evaluating the fair value involves a high degree of assumptions used within the valuation models, in particular, forecasts of projected revenues or margins. Changes in these assumptions could have a significant impact on the fair value of the earnout liabilities.

The carrying value of goodwill is not amortized, but it tested for impairment annually as of December 31, as well as on an interim basis whenever events or changes in circumstances indicate that the carrying amount of a reporting unit may not be recoverable. An impairment charge is recognized for the amount by which the carrying amount exceeds the recorded fair value. All intangible assets have finite lives and are stated at cost, net of amortization. Amortization is computed over the useful life of the related assets on a straight-line method.

As of December 31, 2021 and 2020, we recorded a change in fair value of earnout liabilities for both Graphic Sciences and CEO Image. The assumptions were updated to reflect the improved performance of both acquisitions against their threshold targets, the passage of time, and, for December 2020, a reduction of uncertainty driven by the pandemic.

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

Deferred Revenues

Amounts that have been invoiced are recognized in accounts receivable, deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenues typically relate to maintenance and software-as-a-service agreements which have been paid for by customers prior to the performance of those services, and payments received for professional services and license arrangements and software-as-a-service performance obligations that have been deferred until fulfilled under our revenue recognition policy.

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

In accordance with ASC 350-40, “Internal-Use Software,” we capitalize purchase and implementation costs of internal use software. Once an application has reached development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable that the expenditure will result in additional functionality. Such capitalized costs are stated at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the related assets on a straight-line basis, which is three years.

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

To the Stockholders and Board of Directors

Intellinetics, Inc. and Subsidiaries

Columbus, Ohio

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Intellinetics, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended, and related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Evaluation of the Fair Value of Earnout Liabilities Related to Business Acquisitions

Description of the Matter

As discussed in Note 7 to the consolidated financial statements, the Company makes certain assumptions and judgment in determining fair value measurements for business acquisitions. During 2020, the Company consummated two business acquisitions. The acquisitions resulted in the recognition of earnout liabilities totaling $889,200, subsequently revalued at $2,444,000 at December 31, 2020. During 2021, the Company paid out $954,733 and recorded a change in fair value of $141,414. The remaining earnout liability amounted to $1,630,681 at December 31, 2021.

We identified the evaluation of the fair value of the earnout liabilities related to the acquired businesses as a critical audit matter. Evaluating the fair value involved a high degree of assumptions used within the valuation models including forecasts of projected revenues and volatility rates. In addition, changes in these assumptions could have a significant impact on the fair value of the earnout liabilities.

How We Addressed the Matter in Our Audit

We obtained an understanding and evaluated the design of internal control over the Company’s process for determining the fair value of earnout liabilities related to the business acquisitions, specifically related to the determination of the key assumptions. We evaluated the forecasts of projected revenues and customer attrition rate assumptions used by the Company by comparing the assumptions to the acquirees’ historical performance. We evaluated certain forecasts of projected revenues used by the Company to value the earnout liabilities using retrospective analysis as well as historical performance and qualitative factors used in forward looking forecast.

/s/ GBQ Partners LLC
We have served as the Company’s auditor since 2012.
Columbus, Ohio
March 24, 2022

INTELLINETICS, INC. and SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2021	2020

ASSETS

Current assets:
Cash	$1,752,630	$1,907,882
Accounts receivable, net	1,176,059	792,380
Accounts receivable, unbilled	444,782	523,522
Parts and supplies, net	76,691	79,784
Other contract assets	78,556	31,283
Prepaid expenses and other current assets	155,550	130,883
Total current assets	3,684,268	3,465,734

Property and equipment, net	1,091,780	698,752
Right of use assets	3,841,612	2,641,005
Intangible assets, net	968,496	1,184,971
Goodwill	2,322,887	2,322,887
Other assets	53,089	31,284
Total assets	$11,962,132	$10,344,633

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$181,521	$141,823
Accrued compensation	343,576	271,889
Accrued expenses, other	161,862	131,685
Lease liabilities - current	616,070	518,531
Deferred revenues	1,194,649	996,131
Deferred compensation	100,828	100,828
Earnout liabilities - current	958,818	877,522
Accrued interest payable - current	-	5,941
Notes payable - current	-	580,638
Total current liabilities	3,557,324	3,624,988

Long-term liabilities:
Notes payable - net of current portion	1,754,527	1,802,184
Lease liabilities - net of current portion	3,316,682	2,196,951
Earnout liabilities - net of current portion	671,863	1,566,478
Total long-term liabilities	5,743,072	5,565,613
Total liabilities	9,300,396	9,190,601

Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized; 2,823,072 and 2,810,865 shares issued and outstanding at December 31, 2021 and 2020, respectively	2,823	2,811
Additional paid-in capital	24,297,229	24,147,488
Accumulated deficit	(21,638,316)	(22,996,267)
Total stockholders’ equity	2,661,736	1,154,032
Total liabilities and stockholders’ equity	$11,962,132	$10,344,633

See Notes to these consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended December 31,
	2021	2020

Revenues:
Sale of software	$78,450	$194,787
Software as a service	1,441,683	1,055,016
Software maintenance services	1,350,470	1,257,446
Professional services	7,468,716	5,007,617
Storage and retrieval services	1,120,946	738,525
Total revenues	11,460,265	8,253,391

Cost of revenues:
Sale of software	14,828	56,664
Software as a service	333,001	273,368
Software maintenance services	81,641	159,122
Professional services	3,709,348	2,553,053
Storage and retrieval services	378,465	220,446
Total cost of revenues	4,517,283	3,262,653

Gross profit	6,942,982	4,990,738

Operating expenses:
General and administrative	4,044,296	3,499,440
Change in fair value of earnout liabilities	141,414	1,554,800
Significant transaction costs	-	636,440
Sales and marketing	1,378,352	1,041,367
Depreciation and amortization	413,932	296,935
Total operating expenses	5,977,994	7,028,982

Income (loss) from operations	964,988	(2,038,244)

Other income (expense)
Gain on extinguishment of debt	845,083	287,426
Interest expense, net	(452,120)	(637,683)
Total other income (expense), net	392,963	(350,257)

Income (loss) before income taxes	1,357,951	(2,388,501)

Income tax benefit	-	188,300

Net income (loss)	$1,357,951	$(2,200,201)

Basic net income (loss) per share:	$0.48	$(0.91)
Diluted net income (loss) per share:	$0.44	$(0.91)

Weighted average number of common shares outstanding - basic	2,822,972	2,406,830
Weighted average number of common shares outstanding - diluted	3,104,820	2,406,830

See Notes to these consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

Years Ended December 31, 2021 and 2020

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2019	370,497	$371	$14,419,437	$(20,796,066)	$(6,376,258)

Stock Issued to Directors	16,429	16	57,484	-	57,500

Stock Option Compensation	-	-	58,770	-	58,770

Stock Issued	955,000	955	3,819,045	-	3,820,000

Stock Issued for Convertible Notes	1,468,939	1,469	5,728,566	-	5,730,035

Equity Issuance Costs	-	-	(307,867)	-	(307,867)

Note Offer Warrants	-	-	372,053	-	372,053

Net Loss	-	-	-	(2,200,201)	(2,200,201)

Balance, December 31, 2020	2,810,865	$2,811	$24,147,488	$(22,996,267)	$1,154,032

Stock Issued to Directors	12,207	$12	57,488	-	57,500

Stock Option Compensation	-	-	92,253	-	92,253

Net Income	-	-	-	1,357,951	1,357,951

Balance, December 31, 2021	2,823,072	$2,823	$24,297,229	$(21,638,316)	$2,661,736

See Notes to these Consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2021	2020

Cash flows from operating activities:
Net income (loss)	$1,357,951	$(2,200,201)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	413,932	296,935
Bad debt (recovery) expense	(11,187)	54,834
Parts and supplies reserve change	9,000	15,000
Amortization of deferred financing costs	103,739	117,091
Amortization of beneficial conversion option	-	11,786
Amortization of debt discount	106,666	88,889
Amortization of right of use asset	635,649	405,227
Stock issued for services	57,500	57,500
Stock options compensation	92,253	58,770
Note conversion stock issue expense	-	141,000
Warrant issue expense	-	236,761
Interest on converted debt	-	176,106
Amortization of original issue discount on notes	-	18,296
Gain on extinguishment of debt	(845,083)	(287,426)
Change in fair value of earnout liabilities	141,414	1,554,800
Changes in operating assets and liabilities:
Accounts receivable	(372,492)	605,094
Accounts receivable, unbilled	78,740	(224,128)
Parts and supplies	(5,907)	796
Prepaid expenses and other current assets	(93,745)	6,745
Accounts payable and accrued expenses	141,562	(645,596)
Lease liabilities, current and long-term	(618,986)	(396,292)
Deferred compensation	-	(16,338)
Accrued interest, current and long-term	442	5,940
Deferred revenues	198,518	43,399
Total adjustments	32,015	2,325,189
Net cash provided by operating activities	1,389,966	124,988

Cash flows from investing activities:
Cash paid to acquire business, net of cash acquired	-	(4,019,098)
Purchases of property and equipment	(590,485)	(76,854)
Net cash used in investing activities	(590,485)	(4,095,952)

Cash flows from financing activities:
Payment of earnout liabilities	(954,733)	-
Proceeds from issuance of common stock	-	3,167,500
Offering costs paid on issuance of common stock	-	(307,867)
Payment of deferred financing costs	-	(175,924)
Proceeds from notes payable	-	3,008,700
Repayment of notes payable	-	(170,000)
Repayment of notes payable - related parties	-	(47,728)
Net cash (used in) provided by financing activities	(954,733)	5,474,681

Net (decrease) increase in cash	(155,252)	1,503,717
Cash - beginning of period	1,907,882	404,165
Cash - end of period	$1,752,630	$1,907,882

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$242,545	$202,291
Cash paid during the period for income taxes	4,595	117,072

Supplemental disclosure of non-cash financing activities:
Accrued interest notes payable converted to equity	$-	$796,074
Accrued interest notes payable related parties converted to equity	-	238,883
Discount on notes payable for beneficial conversion feature	-	320,000
Discount on notes payable for warrants	-	135,292
Notes payable converted to equity	-	3,421,063
Notes payable converted to equity - related parties	-	1,465,515
Right-of-use asset obtained in exchange for operating lease liability	1,836,256	-

Supplemental disclosure of non-cash investing activities relating to business acquisitions:
Cash	$-	$17,269
Accounts receivable	-	1,122,737
Accounts receivable, unbilled	-	276,023
Parts and supplies	-	91,396
Prepaid expenses	-	73,116
Other current assets	-	5,954
Right of use assets	-	2,885,618
Property and equipment	-	735,885
Intangible assets	-	1,361,000
Accounts payable	-	(168,749)
Accrued expenses	-	(162,426)
Lease liabilities	-	(2,947,684)
Federal and state taxes payable	-	(168,900)
Deferred revenues	-	(198,659)
Deferred tax liabilities, net	-	(149,900)
Net assets acquired in acquisition	-	2,772,680
Total goodwill acquired in acquisition	-	2,322,887
Total purchase price of acquisition	-	5,095,567
Purchase price of business acquisition financed with earnout liability	-	(889,200)
Purchase price of business acquisition financed with installment payments	-	(170,000)
Cash used in business acquisition	$-	$4,036,367

See Notes to these consolidated financial statements

INTELLINETICS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

1. Business Organization and Nature of Operations

Intellinetics, Inc., formerly known as GlobalWise Investments, Inc., is a Nevada corporation incorporated in 1997, with two wholly-owned subsidiaries: Intellinetics, Inc., an Ohio corporation (“Intellinetics Ohio”), and Graphic Sciences, Inc., a Michigan corporation (“Graphic Sciences”). Intellinetics Ohio was incorporated in 1996, and on February 10, 2012, Intellinetics Ohio became our sole operating subsidiary as a result of a reverse merger and recapitalization. On March 2, 2020, we purchased all the outstanding capital stock of Graphic Sciences.

Our digital transformation products and services are provided through two reporting segments: Document Management and Document Conversion. Our Document Management segment, which includes the CEO Imaging Systems, Inc. (“CEO Image”) asset acquisition in April 2020, consists primarily of solutions involving our software platform, allowing customers to capture and manage their documents across operations such as scanned hard-copy documents and digital documents including those from Microsoft Office 365, digital images, audio, video and emails. Our Document Conversion segment, which includes and primarily consists of the Graphic Sciences acquisition, provides assistance to customers as a part of their overall document strategy to convert documents from one medium to another, predominantly paper to digital, including migration to our software solutions, as well as long-term storage and retrieval services. Our solutions create value for customers by making it easy to connect business-critical documents to the people who need them by making those documents easy to find and access, while also being secure and compliant with the customers’ audit requirements. Solutions are sold both directly to end-users and through resellers.

2. Basis of Presentation

The accompanying audited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). We have evaluated subsequent events through the issuance of this Form 10-K.

3. Corporate Actions

On March 20, 2020, we effected a one-for-fifty (1-for-50) reverse stock split of our common stock. All share and per share amounts herein have been adjusted to reflect the reverse stock split.

4. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements accompanying these notes include the accounts of Intellinetics and the accounts of all its subsidiaries in which it holds a controlling interest. Under GAAP, consolidation is generally required for investments of more than 50% of the outstanding voting stock of an investee, except when control is not held by the majority owner. We have two subsidiaries: Intellinetics Ohio and Graphic Sciences. We consider the criteria established under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 810, “Consolidations” in the consolidation process. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses. By their nature, these estimates and assumptions are subject to an inherent degree of uncertainty. The impact of COVID-19 has significantly increased economic and demand uncertainty. Because future events and their effects cannot be determined with precision, actual results could differ significantly from estimated amounts.

Significant estimates and assumptions include valuation allowances related to receivables, accounts receivable -unbilled, the recoverability of long-term assets, depreciable lives of property and equipment, purchase price allocations for acquisitions, fair value for goodwill and intangibles, the lease liabilities, estimates of fair value deferred taxes and related valuation allowances. Our management monitors these risks and assesses our business and financial risks on a quarterly basis.

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

a) Sale of software

Revenues included in this classification typically include sales of licenses with professional services to new customers, additional software licenses to existing customers, and sales of software with or without services to our resellers (See section j) - Reseller Agreements, below. Our software licenses are functional intellectual property and typically provide customers with the right to use our software in perpetuity as it exists when made available to the customer. We recognize revenue from software licenses at a point in time upon delivery, provided all other revenue recognition criteria are met.

b) Sale of software as a service

Sale of software as a service (“SaaS”) consists of revenues from arrangements that provide customers the use of our software applications, as a service, typically billed on a monthly or annual basis. Advance billings of these services are not recorded to the extent that the term of the arrangement has not commenced and payment has not been received. Revenue on these services is recognized over the contract period.

c) Sale of software maintenance services

Software maintenance services revenues consist of revenues derived from arrangements that provide post-contract support (“PCS”), including software support and bug fixes, to our software license holders. Advance billings of PCS are not recorded to the extent that the term of the PCS has not commenced and payment has not been received. PCS are considered distinct services. However, these distinct services are considered a single performance obligation consisting of a series of services that are substantially the same and have the same pattern of transfer to the customer. These revenues are recognized over the term of the maintenance contract.

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

f) Arrangements with multiple performance obligations

In addition to selling software licenses, software as a service, software maintenance services, professional services, and storage and retrieval services on a stand-alone basis, a portion of our contracts include multiple performance obligations. For contracts with multiple performance obligations, we allocate the transaction price of the contract to each distinct performance obligation, on a relative basis using its standalone selling price. We determine the standalone selling price based on the price charged for the deliverable when sold separately.

g) Contract balances

When the timing of our delivery of goods or services is different from the timing of payments made by customers, we recognize either a contract asset (performance precedes contractual due date) or a contract liability (customer payment precedes performance). Customers that prepay are represented by deferred revenue until the performance obligation is satisfied. Contract assets represent arrangements in which the good or service has been delivered but payment is not yet due. Our contract assets consisted of accounts receivable, unbilled, which are disclosed on the consolidated balance sheets, as well as other contract assets which are comprised of employee sales commissions paid in advance of contract periods ending. Our contract liabilities consisted of deferred (unearned) revenue, which is generally related to software as a service or software maintenance contracts. We classify deferred revenue as current based on the timing of when we expect to recognize revenue, which are disclosed on the consolidated balance sheets.

The following table presents changes in our contract assets during the years ended December 31, 2021, and 2020:

	Balance at Beginning of Period	Addition from acquisition (Note 5)	Revenue Recognized in Advance of Billings	Billings	Balance at End of Period
Year ended December 31, 2021
Accounts receivable, unbilled	$523,522	$-	$4,213,550	$(4,292,290)	$444,782
Other contract assets	$31,283	$-	$88,168	$40,895	$78,556

Year ended December 31, 2020
Accounts receivable, unbilled	$23,371	$276,023	$917,361	$(693,233)	$523,522
Other contract assets	$19,670	$-	$36,954	$25,341	$31,283

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

Remaining performance obligations represent the transaction price from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 99% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. As of December 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations for software as a service and software maintenance contracts with a duration greater than one year was $16,835. As of December 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations for software as a service and software maintenance contracts with a duration greater than one year was $45,323. This does not include revenue related to performance obligations that are part of a contract whose original expected duration is one year or less.

The following table presents changes in our contract liabilities during the years ended December 31, 2021 and 2020:

	Balance at Beginning of Period	Addition from acquisition (Note 5)	Billings	Recognized Revenue	Balance at End of Period
Year ended December 31, 2021
Contract liabilities: Deferred revenue	$996,131	$-	$3,700,828	$(3,502,310)	$1,194,649

Year ended December 31, 2020
Contract liabilities: Deferred revenue	$754,073	$198,659	$3,038,446	$(2,995,047)	$996,131

i) Rights of return and customer acceptance

We do not generally offer variable consideration, financing components, rights of return or any other incentives such as concessions, product rotation, or price protection and, therefore, does not provide for or make estimates of rights of return and similar incentives. Our contracts with customers generally do not include customer acceptance clauses.

j) Reseller agreements

We execute certain sales contracts through resellers. We recognize revenues relating to sales through resellers when all the recognition criteria have been met including passing of control. In addition, we assess the credit-worthiness of each reseller, and if the reseller is undercapitalized or in financial difficulty, any revenues expected to emanate from such resellers are deferred and recognized only when cash is received and all other revenue recognition criteria are met.

k) Contract costs

We capitalize the incremental costs of obtaining a contract with a customer. We have determined that certain sales commissions meet the requirement to be capitalized, and we amortize these costs on a consistent basis with the pattern of transfer of the goods and services in the contract. Total capitalized costs to obtain contracts are included in other contract assets on our consolidated balance sheets.

l) Sales taxes

Sales taxes charged to and collected from customers as part of our sales transactions are excluded from revenues, as well as the determination of transaction price for contracts with multiple performance obligations, and recorded as a liability to the applicable governmental taxing authority.

m) Disaggregation of revenue

We provide disaggregation of revenue based on product groupings in our consolidated statements of operations as we believes this best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Revenues from contracts are primarily within the United States. International revenues were not material to the consolidated financial statements for the years ended December 31, 2021 and 2020.

n) Significant financing component

Our customers typically do not pay in advance for goods or services to be transferred in excess of one year. As such, it is not necessary to determine if we benefit from the time value of money and should record a component of interest income related to the upfront payment due to the practical expedient of ASC 606-10-32-18.

Concentrations of Credit Risk

We maintain our cash with high credit quality financial institutions. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit.

The number of customers that comprise our customer base, along with the different industries, governmental entities and geographic regions, in which our customers operate, limits concentrations of credit risk with respect to accounts receivable, with the exception of the State of Michigan. In the years ended December 31, 2021 and 2020, our sales to the State of Michigan totaled approximately 47% of revenues. We have not experienced any losses, nor is not aware of any losses by Graphic Sciences, resulting from nonpayment by the State of Michigan.

We do not generally require collateral or other security to support customer receivables; however, we may require customers to provide retainers, up-front deposits or irrevocable letters-of-credit when considered necessary to mitigate credit risks. We have established an allowance for doubtful accounts based upon facts surrounding the credit risk of specific customers and past collections history. Credit losses have been within management’s expectations. At December 31, 2021 and 2020, our allowance for doubtful accounts was $48,783 and $65,927, respectively.

Parts and Supplies

Parts and supplies are valued at the lower of cost or net realizable value. Costs are determined using the first-in, first-out method. Parts and supplies are used for scanning and document conversion services. A provision for potentially obsolete or slow-moving parts and supplies inventory is made based on parts and supplies levels, future sales forecasted and management’s judgment of potentially obsolete parts and supplies. We recorded an allowance of $24,000 and $15,000 at December 31, 2021 and 2020, respectively.

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

Impairment of Long-Lived Assets

We account for the impairment and disposition of long-lived assets in accordance with ASC 360, “Property, Plant, and Equipment.” We tests long-lived assets or asset groups, such as property and equipment, for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable.

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

Recoverability is assessed based on comparing the carrying amount of the asset to the aggregate pre-tax undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group. Impairment is recognized when the carrying amount is not recoverable and exceeds the fair value of the asset or asset group. The impairment loss, if any, is measured as the amount by which the carrying amount exceeds fair value, which for this purpose is based upon the discounted projected future cash flows of the asset or asset group. There was no impairment of long lived assets in the twelve month periods ended 2021 or 2020.

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

Leases

We determine if an arrangement is a lease at inception. Operating leases in which we are the lessee are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the consolidated balance sheets. We do not have any finance leases, as a lessee, and no long-term leases for which we are the lessor.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the reasonably certain lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and reduced by lease incentives, such as tenant improvement allowances. Our lease terms include options to extend or terminate the lease only when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

In accordance with ASC 350-40, “Internal-Use Software,” we capitalize purchase and implementation costs of internal use software. Once an application has reached development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable that the expenditure will result in additional functionality. Such costs in the amount of $38,305 were capitalized during 2021. No such costs were capitalized in 2020. Such capitalized costs are stated at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the related assets on a straight-line basis, which is three years. At December 31, 2021 and 2020, our consolidated balance sheets included $38,305 and $0, respectively, in other long term assets.

For the years ended December 31, 2021, and 2020, our expensed software development costs were $345,697 and $293,092, respectively.

Recently Issued Accounting Pronouncements Not Yet Effective

Financial Instruments – Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. ASC 2016-16 is effective for annual reporting periods beginning after December 15, 2023, including interim reporting periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” which provides optional relief through specific exceptions and practical expedients for transitioning away from reference rates that are expected to be discontinued. The relief generally applies to eligible modifications of contractual terms that change (or have the potential to change) the amount or timing of contractual cash flows related to replacement of a reference rate. The relief allows such modifications to be accounted for as continuations of existing contracts without additional analysis. The optional relief is available from March 2020 through December 31, 2022. We do not anticipate any impact on our business from this standard.

No other Accounting Standards Updates that have been issued but are not yet effective are expected to have a material effect on our future consolidated financial statements.

Advertising

We expense the cost of advertising as incurred. Advertising expense for the years ended December 31, 2021 and 2020 amounted to $10,237 and $7,362, respectively.

Earnings (Loss) Per Share

Basic income or loss per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted income or loss per share is computed by dividing net income or loss by the diluted weighted average number of shares of common stock outstanding during the period. The diluted weighted average number of shares gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share exclude all diluted potential shares if their effect is anti-dilutive, including warrants or options which are out-of-the-money and for those periods with a net loss. We reported a net income for 2021 and a net loss for 2020.

Income Taxes

Intellinetics and its subsidiaries file a consolidated federal income tax return. The provision for income taxes is computed by applying statutory rates to income before taxes.

Deferred income taxes are recognized for the tax consequences in future years of temporary differences between the financial reporting and tax bases of assets and liabilities as of each period-end based on enacted tax laws and statutory rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A 100% valuation allowance has been established on deferred tax assets at December 31, 2021 and 2020, due to the uncertainty of our ability to realize future taxable income. For 2020 we recovered a net $179,400 of its valuation allowance in conjunction with the consolidation of the net deferred tax liability of our wholly owned subsidiary, Graphic Sciences.

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

Segment Information

Operating segments are defined in the criteria established under the FASB ASC 280 as components of public entities that engage in business activities from which they may earn revenues and incur expenses for which separate financial information is available and which is evaluated regularly by our chief operating decision maker (“CODM”) in deciding how to assess performance and allocate resources. Our CODM assesses performance and allocates resources based on two operating segments: Document Management and Document Conversion. These segments contain individual business components that have been combined on the basis of common management, customers, solutions offered, service processes and other economic characteristics. We currently have no intersegment sales. We evaluate the performance of our segments based on gross profits.

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

Information by operating segment is as follows:

	Year ended December 31, 2021	Year ended December 31, 2020
Revenues
Document Management	$3,089,669	$2,816,848
Document Conversion	8,370,596	5,436,543
Total revenues	$11,460,265	$8,253,391

Gross profit
Document Management	$2,542,135	$2,160,807
Document Conversion	4,400,847	2,829,931
Total gross profit	$6,942,982	$4,990,738

Capital additions, net
Document Management	$44,052	$6,440
Document Conversion	546,433	70,414
Total capital additions, net	$590,485	$76,854

	December 31, 2021	December 31, 2020
Goodwill
Document Management	$522,711	$522,711
Document Conversion	1,800,176	1,800,176
Total goodwill	$2,322,887	$2,322,887

	December 31, 2021	December 31, 2020
Total assets
Document Management	$2,233,419	$2,295,165
Document Conversion	9,728,713	8,049,468
Total assets	$11,962,132	$10,344,633

Statement of Cash Flows

For purposes of reporting cash flows, cash includes cash on hand and demand deposits held by banks.

Reclassifications

Certain amounts reported in prior filings of the consolidated financial statements have been reclassified to conform to current presentation.

5. Business Acquisitions

On March 2, 2020, we acquired all of the issued and outstanding stock of Graphic Sciences. The purchase price paid for Graphic Sciences was $3,906,253 in cash plus potential contingent, or earnout, payments of up $833,000 annually over a three year period based on a gross profit level achieved by Graphic Sciences on an annual basis, for maximum total earnout payments over a three year period of $2,500,000, and with no minimum earnout payments. At the time of this acquisition, management estimated a fair value of the contingent liability—earnout (“earnout liability”) of $686,200 based on the terms of the earnout, and accordingly, recorded this amount as our earnout liability at the acquisition date in accordance with GAAP. For the years ended December 31, 2021 and 2020 we recorded a change in fair value of our earnout liabilities in the amount of $123,377 and $1,554,800, respectively. On June 8, 2021, we paid $769,733 for the first annual period. At December 31, 2021, our consolidated balance sheets reflected an earnout liability for Graphic Sciences in the amount of $1,463,644. See Note 7 for the estimated fair value of the earnout liability as of December 31, 2021.

On April 21, 2020, we acquired substantially all of the assets of CEO Image. The purchase price paid for the assets of CEO Image consisted of $128,832 in cash, $170,000 in installment payments paid during 2020, and potential contingent, or earnout, payments of up $185,000 annually over a two year period based on a sales revenue level achieved by certain customers of CEO Image on an annual basis, for maximum total earnout payments over a two year period of $370,000, and with no minimum earnout payments. At the time of this acquisition, management estimated a fair value of the contingent liability—earnout (“earnout liability”) of $203,000 based on the terms of the earnout, and accordingly, recorded this amount as our earnout liability at the acquisition date in accordance with GAAP. For the year ended December 31, 2021 we recorded a change in fair value of our earnout liabilities in the amount of $18,038 and $0, respectively. On June 10, 2021, we paid $185,000 for the first annual period. At December 31, 2021, our consolidated balance sheets reflected an earnout liability for CEO Image in the amount of $167,038. See Note 7 for the estimated fair value of the earnout liability as of December 31, 2021.

The purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value of such assets and liabilities at the date of acquisitions as follows:

	Total 2020	March 2, 2020	April 21, 2020
Assets acquired:
Cash	$17,269	$17,269	$-
Accounts receivable	1,122,737	1,071,770	50,967
Accounts receivable, unbilled	276,023	276,023	-
Parts and supplies	91,396	91,396	-
Prepaid expenses	73,116	73,116	-
Other current assets	5,954	5,954	-
Right of use assets	2,885,618	2,885,618	-
Property and equipment	735,885	732,372	3,513
Intangible assets (see Note 6)	1,361,000	1,230,000	131,000
	6,568,998	6,383,518	185,480
Liabilities assumed:
Accounts payable	168,749	129,622	39,127
Accrued expenses	162,426	155,949	6,477
Lease liabilities	2,947,684	2,947,684	-
Federal and state taxes payable	168,900	168,900	-
Deferred revenue	198,659	39,186	159,473
Deferred tax liabilities - Net	149,900	149,900	-
	3,796,318	3,591,241	205,077

Total identifiable net assets/(liabilities)	2,772,680	2,792,277	(19,597)

Purchase price	5,095,567	4,592,453	503,114

Goodwill - Excess of purchase price over fair value of net assets acquired	$2,322,887	$1,800,176	$522,711

Acquisition costs which include legal and other professional fees of approximately $636,440 were expensed as nonrecurring transaction costs and are included in significant transaction costs for 2020 in the accompanying consolidated statement of operations.

The following unaudited pro forma information presents a summary of our consolidated results of operations, as if the acquisitions of Graphic Sciences and CEO Image had occurred on January 1, 2020.

For the year ended December 31, 2020	(unaudited)
December 31, 2020
Total revenues	$9,686,354

Net loss	$(1,993,389)

Basic and diluted net loss per share	$(0.70)

The unaudited pro forma consolidated results are based on our historical financial statements and those of Graphic Sciences and CEO Image and do not necessarily indicate the results of operations that would have resulted had the acquisition actually been completed at the beginning of the applicable period presented. The pro forma financial information assumes that the companies were combined as of January 1, 2020.

The following tables present the amounts of revenue and earnings of the acquirees since the acquisition date included in the consolidated income statement for the reporting period.

	Year ended December 31,
	2021	2020
Graphic Sciences:
Total revenues	$7,995,600	$5,238,654
Net income	$1,062,390	$645,042

	Year ended December 31,
	2021		2020
CEO Image:
Total revenues	$526,634		$375,863
Net income	$-	(a)	$-	(a)

(a)	Total earnings from the CEO Image acquisition are impracticable to disclose as they are not accounted for separately because its operations and financial reporting were merged with existing operations and financial reporting.

6. Intangible Assets, Net

At December 31, 2021, intangible assets consisted of the following:

	Estimated		Accumulated
	Useful Life	Costs	Amortization	Net
Trade names	10 years	$119,000	$(21,817)	$97,183
Customer contracts	5-8 years	1,242,000	(370,687)	871,313
		$1,361,000	$(392,504)	$968,496

At December 31, 2020, intangible assets consisted of the following:

	Estimated		Accumulated
	Useful Life	Costs	Amortization	Net
Trade names	10 years	$119,000	$(9,917)	$109,083
Customer contracts	5-8 years	1,242,000	(166,112)	1,075,888
		$1,361,000	$(176,029)	$1,184,971

Amortization expense for the years ended December 31, 2021 and 2020, amounted to $216,475 and $176,029, respectively. The following table represents future amortization expense for intangible assets subject to amortization.

For the Years Ending December 31,	Amount
2022	$216,475
2023	216,475
2024	216,475
2025	199,008
2026	58,608
Thereafter	61,455
$968,496

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

The following table provides a summary of the changes in fair value of the earnout liabilities for the years ended December 31, 2021 and 2020:

Year ended December 31, 2021
Fair value at January 1, 2021	$2,444,000
Payment	(954,733)
Change in fair value	141,414
Fair value at December 31, 2021	$1,630,681

Year ended December 31, 2020
Fair value at January 1, 2020	$-
Additions	889,200
Change in fair value	1,554,800
Fair value at December 31, 2020	$2,444,000

The fair values of amounts owed are recorded in the current and long-term portions of earnout liabilities in our consolidated balance sheets. Changes in fair value are recorded in change in fair value of earnout liabilities in our consolidated statements of operations.

8. Property and Equipment

Property and equipment are comprised of the following:

	December 31, 2021	December 31, 2020
Computer hardware and purchased software	$1,494,918	$1,019,259
Leasehold improvements	295,230	275,106
Furniture and fixtures	71,325	82,056
	1,861,473	1,376,421
Less: accumulated depreciation	(769,693)	(677,669)
Property and equipment, net	$1,091,780	$698,752

Total depreciation expense on our property and equipment for the years ended December 31, 2021 and 2020 amounted to $197,457 and $120,906, respectively.

9. Notes Payable – Unrelated Parties

Summary of Notes Payable to Unrelated Parties

The table below summarizes all notes payable at December 31, 2021 and 2020, respectively. See also Note 10 “Notes Payable - Related Parties.”

	December 31, 2021	December 31, 2020
PPP Note (a)	$-	$838,700
2020 Notes	2,000,000	2,000,000
Total notes payable	$2,000,000	$2,838,700
Less unamortized debt issuance costs	(121,029)	(224,767)
Less unamortized debt discount	(124,444)	(231,111)
Less current portion	-	(580,638)
Long-term portion of notes payable	$1,754,527	$1,802,184

(a)	The full amount of the principal and interest on the PPP Note was forgiven in its entirety in January 2021.

Future minimum principal payments of the 2020 Notes are as follows:

As of December 31,	Amount
2023	$2,000,000
Total	$2,000,000

As of December 31, 2021 and 2020, accrued interest for these notes payable with the exception of the related party notes in Note 10, “Notes Payable - Related Parties,” was $0. As of December 31, 2021 and 2020, unamortized debt issuance costs and unamortized debt discount were reflected within long term liabilities on the consolidated balance sheets.

With respect to all notes outstanding (other than the notes to related parties), interest expense, including the amortization of debt issuance costs and debt discount for the years ended December 31, 2021 and 2020 was $452,120 and $548,742, respectively.

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

2020 Notes

On March 2, 2020, we sold 2,000 units, at an offering price of $1,000 per unit, to accredited investors in a private placement offering, with each unit consisting of $1,000 in 12% Subordinated Notes (“2020 Notes”) and 40 shares of our common stock, for aggregate gross proceeds of $2,000,000. The entire outstanding principal and accrued interest of the 2020 Notes are due and payable on February 28, 2023. Interest on the 2020 Notes accrues at the rate of 12% per annum, payable quarterly in cash, beginning on June 30, 2020. Any accrued but unpaid quarterly installment of interest will accrue interest at the rate of 14.0% per annum. Any overdue principal and accrued and unpaid interest at the maturity date will accrue a mandatory default penalty of 20% of the outstanding principal balance and an interest rate of 14% per annum from the maturity date until paid in full. We used a portion of the net proceeds from the private placement offering to finance the acquisitions of Graphic Sciences and CEO Image and the remaining net proceeds for working capital and general corporate purposes. We recognized a debt discount of $320,000 for the 80,000 shares issued in conjunction with the units. The amortization of the debt discount, which will be recognized over the life of the 2020 Notes as interest expense, for the years ended December 31, 2021 and 2020 was $106,666 and $88,889, respectively.

PPP Note

On April 15, 2020, we were issued an unsecured promissory note (“PPP Note”) for the PPP loan through PNC Bank with a principal amount of $838,700. The term of the PPP Note Payable was two years, with an interest rate of 1.0% per annum deferred for the first six months. We received notice on January 20, 2021 that the SBA had forgiven the full amount of principal and interest of the PPP Note, and we have recognized a gain on extinguishment of debt of $845,083 for the years ended December 31, 2021.

10. Notes Payable - Related Parties

For the year ended December 31, 2021, there was no interest expense in connection with notes payable – related parties. For the year ended December 31, 2020, interest expense in connection with notes payable – related parties was $88,941.

2016-19 Related Party Notes and 2020 Note Conversion

In 2016 through 2019, we issued convertible promissory notes to related parties, including 5% stockholders, executive officers and directors, in an aggregate principal amount of $1,562,728. On March 2, 2020, we entered into amendments to these convertible promissory notes with related parties, as well as to convertible promissory notes with unrelated parties (see note 9), that permitted us to convert all of the outstanding principal and accrued and unpaid interest payable thereon into shares of common stock at a reduced conversion rate equal to the purchase price of our common stock issued in the contemporaneous private placement offering. Pursuant thereto, we converted all of the outstanding principal and accrued and unpaid interest payable with respect to all convertible promissory notes (with related parties as well as with unrelated parties) into a total of 1,433,689 shares of our common stock at a conversion rate of $4.00 per share, with the exception of the 2019 related party notes. On March 2, 2020, $350,000 of the 2019 related party notes were converted into equity. On May 15, 2020, we repaid the remaining balance of $47,728 in cash.

11. Deferred Compensation

Pursuant to an employment agreement, we have accrued incentive compensation totaling $100,828 as of December 31, 2021 and 2020 for one of our founders. We deferred these payment obligations until we reasonably believe we have sufficient cash to make those payments in cash. We made no deferred incentive compensation payments during 2021. Following the retirement of founder A. Michael Chretien on December 8, 2017, we made bi-weekly payments until his deferred compensation had been fully paid, which occurred in May 2020. During the years ended December 31, 2021 and 2020, we paid $0 and $16,338, respectively, in deferred incentive compensation, which amounts were reflected as a reduction in our deferred compensation liability.

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

Employment Agreements

We have entered into employment agreements with three of our key executives, including one of our founders. Under their respective employment agreements, the executives are employed on an “at-will” basis and are bound by typical confidentiality, non-solicitation and non-competition provisions. Deferred compensation for one founder remains outstanding as of December 31, 2021.

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

Graphic Sciences also leases and uses an additional temporary storage space in Madison Heights, with a monthly rental payment of $1,605 and a lease term on a month-to-month basis. We have made an accounting policy election to not record a right-of-use asset and lease liability for short-term leases, which are defined as leases with a lease term of 12 months or less. Instead, the lease payments are recognized as rent expense in the general and administrative expenses on the statement of operations. For each of the above listed leases, management has determined it will utilize the base rental period and have not considered any renewal periods.

The following table sets forth the future minimum lease payments under these operating leases:

For the period Ending December 31,	Amount
2022	$931,853
2023	936,109
2024	879,142
2025	880,254
2026	713,362
Thereafter	522,856
$4,863,576

Lease costs charged to operations for the years ended December 31, 2021 and 2020 amounted to $1,043,980 and $743,373, respectively. Included in the lease costs for the years ended December 31, 2021 and 2020 were short-term lease costs of $97,024 and $71,411, respectively. The following table sets forth additional information pertaining to our leases:

For the Year Ending December 31,	2021	2020
Operating cash flows from operating leases	$729,549	$482,425
Weighted average remaining lease term – operating leases	5.4 years	5.1 years
Weighted average discount rate – operating leases	7.02%	7.96%

Because these leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments.

13. Stockholders’ Equity

Description of Authorized Capital

We are authorized to issue up to 25,000,000 shares of common stock with $0.001 par value. The holders of our common stock are entitled to one vote per share. The holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. However, the current policy of the Board of Directors is to retain earnings, if any, for the operation and expansion of the business. Upon liquidation, dissolution or winding-up of Intellinetics, the holders of common stock are entitled to share ratably in all assets legally available for distribution.

Common Stock

As of December 31, 2021, 2,823,072 shares of common stock were issued and outstanding, 131,700 shares of common stock were reserved for issuance upon the exercise of outstanding warrants, and 497,330 shares of common stock were reserved for issuance under our 2015 Equity Incentive Plan, as amended (the “2015 Plan”).

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

In connection with the private placement offering, we paid the placement agent $440,000 in cash, equal to 8% of the gross proceeds of the offering, along with 95,500 warrants to purchase shares of our common stock and reimbursement for the placement agent’s reasonable out of pocket expenses, FINRA filing fees and related legal fees. The warrants are exercisable at an exercise price at $4.00 per share for a period of five years after issuance, contain customary cashless exercise provisions and anti-dilution protection and are entitled to limited piggyback registration rights. Underwriting expense of $236,761 and debt issuance costs of $135,291 were recorded for the issuance of the March 2, 2020 warrants, utilizing the Black-Scholes valuation model. The fair value of warrants issued was determined to be $3.90. Underwriting expense of $307,867 and debt issuance costs of $175,924 was recorded for the placement agent cash fee and other related legal fees. For the years ended December 31, 2021 and 2020, interest expense of $103,739 and $86,449, respectively, was recorded as amortization of the debt issuance costs for this private placement offering.

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

All references to shares of common stock and per share data in the accompanying consolidated financial statements and in these notes related thereto have been adjusted to reflect the Reverse Split for all periods presented.

Warrants

The following sets forth the warrants to purchase our common stock that were outstanding as of December 31, 2021:

●	Warrants to purchase 3,000 shares of common stock at an exercise price of $15.00 per share exercisable until September 22, 2022, issued to certain 5% stockholders.

●	Warrants to purchase 17,200 shares of common stock at an exercise price of $12.50 per share exercisable until November 30, 2022, issued to the placement agent in connection with private placements of our convertible promissory notes.

●	Warrants to purchase 16,000 shares of common stock at an exercise price of $9.00 per share exercisable until September 26, 2023, issued to the placement agent in connection with private placements of our convertible promissory notes.

●	Warrants to purchase 95,500 shares of common stock at an exercise price of $4.00 per share exercisable until February 28, 2025, issued to the placement agent in connection with private placements of our convertible promissory notes.

No warrants were issued during 2021. Warrants to purchase 95,500 shares of common stock were issued during the 2020 at a fair value determined to be $3.90 per warrant utilizing the Black-Scholes valuation model. The estimated value of the warrants issued during 2020, as well as the assumptions that were used in calculating such values, were based on estimates at the issuance date as follows:

Warrants Issued March 2, 2020
Risk-free interest rate	0.88%
Weighted average expected term	5 years
Expected volatility	130.12%
Expected dividend yield	0.00%

14. Stock-Based Compensation

From time to time, we issue stock options and restricted stock as compensation for services rendered by our directors and employees.

Restricted Stock

On February 15, 2021 and January 2, 2020, we issued 12,207 shares and 16,429 shares, respectively, of restricted common stock to our directors as part of their annual compensation plan. The grants of restricted common stock were made outside the 2015 Plan and were not subject to any vesting conditions. Stock compensation of $57,500 was recorded for the years ended December 31, 2021 and 2020.

Stock Options

We did not make any stock option grants during 2021. The weighted-average grant date fair value of options granted during 2020 was $3.30. Stock-based compensation for options was $92,253 and $58,770, during the years ended December 31, 2021 and 2020, respectively.

A summary of stock option activity during the years ended December 31, 2021 and 2020 is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2021	145,360	$5.61	9 years	$19,200
Forfeited and expired	(500)	6.50

Outstanding at December 31, 2021	144,860	$5.61	8 years	$19,200

Exercisable at December 31, 2021	66,060	$7.35	8 years	$19,200

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2020	46,860	$9.02	9 years	19,200
Granted	99,000	4.00
Forfeited and expired	(500)	6.50
Outstanding at December 31, 2020	145,360	$5.61	9 years	$19,200

Exercisable at December 31, 2020	39,160	$9.51	8 years	$19,200

As of December 31, 2021 and 2020, there was $230,620 and $322,874, respectively, of total unrecognized compensation costs related to stock options granted under our stock option agreements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of three years. The total fair value of stock options that vested during the years ended December 31, 2021, and 2020 was $91,913 and $16,650, respectively.

Issues of Stock-Based Compensation

The following represent grants of stock options, including the fair value recognized or to be recognized over the requisite service period:

Grant date	Shares granted (canceled)	Exercise price	Date fully vested	Fair value

February 10, 2016	4,200	$48.00	February 10, 2020	$174,748
December 6, 2016	2,000	38.00	December 6, 2020	63,937
September 25, 2017	15,000	15.00	September 25, 2019	194,149
September 25, 2017	10,000	19.00	September 25, 2019	126,862
January 30, 2019	250	45.00	January 30, 2019	885
March 11, 2019	(33,200)	-	-	-
March 11, 2019	33,200	6.50	December 6, 2020	24,898	(1)
March 11, 2019	10,100	6.50	March 11, 2023	44,591
September 2, 2020	99,000	4.00	September 2, 2024	327,181

(1)	Represents incremental fair value of replacement shares compared to canceled shares.

The weighted average estimated values of director and employee stock option grants, as well as the weighted average assumptions that were used in calculating such values during the years ended December 31, 2021 and 2020, were based on estimates at the date of grant as follows:

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

15. Concentrations

Revenues from a limited number of customers have accounted for a substantial percentage of our total revenues. During the years ended December 31, 2021 and 2020, our largest customer, the State of Michigan, accounted for 47% of our total revenues for each period, and our second largest customer, Rocket Mortgage (formerly Quicken Loans), accounted for 9% and 8%, respectively, of our total revenues.

For the years ended December 31, 2021, and 2020, government contracts represented approximately 62% and 64% of our net revenues, respectively. A significant portion of our sales to resellers represent ultimate sales to government agencies.

As of December 31, 2021, accounts receivable concentrations from our two largest customers were 65% and 7% of our gross accounts receivable, respectively by customer. Accounts receivable balances from our two largest customers at December 31, 2021 have been partially collected. As of December 31, 2020, accounts receivable concentrations from our two largest customers were 54% and 16% of gross accounts receivable, respectively by customer.

16. Provision For Income Taxes

We file income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. For the years ended December 31, 2021, and 2020, we have recognized the minimum amount of state income tax as required by the states in which we are required to file taxes. We are not currently subject to further federal or state tax since we have incurred losses since our inception.

Income tax benefit consists of the following Federal, deferred components for the years ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Use of (benefit of) net operating losses	$91,781	$(72,541)
Other timing differences	108,042	(91,770)
Change in valuation allowance, including $188,000 reduction in valuation allowance due to purchased deferred tax liability in 2020	(199,823)	(23,989)
Tax benefit	$-	$(188,300)

A reconciliation is provided below of the U.S. Federal income tax expense at a statutory rate of 21% for the years ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
U.S. statutory rate	21%	21%
U.S. Federal income tax at statutory rate	$285,170	$(501,690)
Increase (decrease) in income taxes due to:
Non-deductible earnout expense	25,909	299,040
Non-deductible goodwill amortization	39,958	33,390
Other differences	26,253	4,949
Non-taxable PPP loan and interest recovery	(177,467)	-
Benefit of acquisition-date purchased deferred tax liability	-	(188,300)
Other change in valuation allowance	-	164,311
Income tax benefit	$-	$(188,300)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	December 31, 2021	December 31, 2020
Deferred tax assets
Reserves and accruals not currently deductible for tax purposes	$50,558	$51,906
Amortizable assets	32,615	72,893
Net operating loss carryforwards	3,942,488	4,017,875
	4,025,661	4,142,674
Deferred tax liabilities
Property and equipment	(225,484)	(142,674)
Net Deferred tax assets	3,800,177	4,000,000
Valuation allowance	(3,800,177)	(4,000,000)
	$-	$-

As of December 31, 2021 and 2020, we had federal net operating loss carry forwards of approximately $18,762,000 and $19,129,000, respectively, which can be used to offset future federal income tax. A portion of the federal and state net operating loss carry forwards expire at various dates through 2040, and a portion of the net operating loss carry forwards have an indefinite carry forward period. We recorded a valuation allowance against all of our deferred tax assets as of both December 31, 2021, and December 31, 2020. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

17. Certain Relationships and Related Transactions

Certain Relationships and Related Transactions

The following is a summary of the related person transactions that Intellinetics has participated in at any time during the reporting period.

Notes Payable – Related Parties

See Note 10 for a summary of notes issued to related parties and the subsequent conversion of such related party notes into shares of our common stock on March 2, 2020.

2020 Private Placement

The following related persons participated as investors a private placement of our securities, on the same terms as all other investors participating in the offering. We issued and sold (i) shares of common stock, at a price of $4.00 per share and (ii) units, with each unit consisting of $1,000 in 12% subordinated notes and 40 shares. The principal amount of the 12% subordinated notes, together with any accrued and unpaid interest thereon, become due and payable on February 28, 2023.

Name of Investor	Relationship to Intellinetics	Number of Shares Purchased	Date of Transaction
Michael N. Taglich	Beneficially owns more than 5% of the common stock of Intellinetics.	148,750	03/02/2020
Robert F. Taglich	Beneficially owns more than 5% of the Common Stock of Intellinetics.	118,750	03/02/2020
Robert C. Schroeder	Former Director and Former Chairman of the Board of Intellinetics	5,000	03/02/2020
James F. DeSocio	President and Chief Executive Officer; Director of Intellinetics	7,500	03/02/2020
Joseph D. Spain	Chief Financial Officer of Intellinetics	2,000	03/02/2020

Promoters and Certain Control Persons

William M. Cooke, a director of Intellinetics, is the Vice President of Investment Banking at Taglich Brothers, Inc. Robert F. Taglich and Michael N. Taglich, each beneficial owners of more than 5% of our common stock, are also both principals of Taglich Brothers, Inc.

We retained Taglich Brothers, Inc. on an exclusive basis to render financial advisory and investment banking services to us in connection with our acquisition of Graphic Sciences. Pursuant to an Engagement Agreement, dated April 15, 2019, we paid Taglich Brothers, Inc. a success fee of $300,000 as a result of the successful completion of the acquisition of Graphic Sciences, Inc.

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

We retained Taglich Brothers, Inc. as the exclusive placement agent for the 2020 note conversion, as described above in Note 10 (Notes Payable – Related Parties), pursuant to the Placement Agent Agreement. In connection with the 2020 note conversion, we issued 35,250 shares of common stock to Taglich Brothers, Inc., which, based on the conversion price of $4.00 per share, was equal to 3% of the original principal amount of the converted notes.

18. Subsequent Events

Issuance of Restricted Common Stock to Directors

On January 6, 2022, we issued 8,097 new Shares of restricted common stock to our directors in accordance with our director compensation policy. Stock compensation of $57,500 was recorded on the issuance of the common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial office, and Board of Directors, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021 and concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

Based on our evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act and we did maintain effective internal control over financial reporting, based on criteria issued by COSO.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter of the fiscal year ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION.

Not applicable.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 2022.

Intellinetics, Inc.

By:	/s/ James F. DeSocio
James F. DeSocio
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 24, 2022.

Name	Title

President, Chief Executive Officer, and Director
/s/ James F. DeSocio	(Principal Executive Officer)
James F. DeSocio

Chief Financial Officer and Treasurer
/s/ Joseph D. Spain	(Principal Financial and Accounting Officer)
Joseph D. Spain

/s/ Matthew L. Chretien	Chief Strategy Officer, Chief Technology Officer, Secretary, and Director
Matthew L. Chretien

/s/ Rye D’Orazio	Director
Rye D’Orazio

/s/ Roger Kahn	Director
Roger Kahn

/s/ William M. Cooke	Chairman of the Board, and Director
William M. Cooke

/s/ Sophie Pibouin	Director
Sophie Pibouin

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference
		Form	Exhibit	Filing Date

2.1	Stock Purchase Agreement, dated as of March 2, 2020, by and among Intellinetics, Inc., Graphic Sciences, Inc., and Thomas M. Liebold, Gregory P. Colton, Fredrick M. Kamienny, and Frederick L. Erlich	8-K	2.1	03-04-2020

2.2	Asset Purchase Agreement, dated April 21, 2020, by and among Intellinetics, Inc., CEO Imaging Systems, Inc., and Bradley R. Lahr	8-K	2.2	04-24-2020

3.1.1	Articles of Incorporation of Intellinetics, Inc.	10-SB	3.1	10-02-2000

3.1.2	Certificate of Correction, effective May 22, 2007	8-K	3.1	06-15-2007

3.1.3	Certificate of Amendment to Articles of Incorporation of Intellinetics, Inc.	8-K	99.1	09-03-2014

3.1.4	Certificate of Amendment to Articles of Incorporation of Intellinetics, Inc., dated March 2, 2020	8-K	3.1	03-04-2020

3.1.5	Certificate of Amendment to Articles of Incorporation of Intellinetics, Inc., dated March 3, 2020	8-K	3.2	03-04-2020

3.2.1	Bylaws of Intellinetics, Inc.	10-SB	3.3	10-02-2000

3.2.2	Amendment No. 1 to the Bylaws of Intellinetics, Inc.	8-K	3.4	03-01-2012

3.2.2	Amendment No. 2 to the Bylaws of Intellinetics, Inc.	8-K	3.3	03-04-2020

4.1	Form of Stock Certificate	10-K	4.1	03-30-2020

4.2	Form of Warrants dated November 30, 2016	8-K	10.2	12-06-2016

4.3	Form of Placement Agent Warrants, dated January 31, 2017	8-K	10.3	01-06-2017

4.4	Form of Warrant to Purchase Common Stock, issued October 22, 2017	8-K	10.2	10-26-2017

4.5	Form of Placement Agent Warrants	8-K	10.5	11-24-2017

4.6	Form of Placement Agent Warrants	8-K	10.3	09-26-18

4.7	Form of 12% Subordinated Notes, dated March 2, 2020	8-K	10.2	03-04-2020

4.8	Form of Placement Agent Warrants, dated March 2, 2020	8-K	4.4	03-04-2020

4.9	Description of Registered Securities +

10.1	Amended Employment Agreement of Matthew L. Chretien, dated September 16, 2011	8-K	10.37	02-13-2012

10.2	Amended Offer of Employment of Matthew L. Chretien, dated September 16, 2011	8-K	10.38	02-13-2012

10.3	Employment Agreement of Joseph D. Spain dated December 2, 2016	8-K	10.3	12-06-2016

10.4	Lease Renewal Agreement by and between Intellinetics, Inc. and Dividend Drive LLC, dated as of August 9, 2016	10-K	10.6	03-30-2017

10.5	Intellinetics, Inc. 2015 Equity Incentive Plan	8-K	10.3	04-30-2015

10.6	First Amendment to Intellinetics, Inc. 2015 Equity Incentive Plan, dated September 25, 2017	8-K	10.2	09-26-2017

10.7	Second Amendment to Intellinetics, Inc. 2015 Equity Incentive Plan, dated February 19, 2018	8-K	10.2	02-23-2018

10.8	Third Amendment to Intellinetics, Inc. 2015 Equity Incentive Plan, dated April 17, 2020 +

10.9	Fourth Amendment to Intellinetics, Inc. 2015 Equity Incentive Plan, dated April 29, 2021	8-K	10.1	05-05-2021

10.10	Form of Non-Qualified Stock Option Agreement under Company’s 2015 Equity Incentive Plan	10-K	10.9	03-28-2016

10.11	Form of Incentive Stock Option Agreement under Company’s 2015 Equity Incentive Plan	8-K	10.6	01-05-2016

10.12	Offer Letter, dated September 25, 2017, between Intellinetics, Inc. and James F. DeSocio	8-K	10.1	09-26-2017

10.13	Intellinetics, Inc. 2018 Executive Incentive Compensation Plan	8-K	10.3	02-23-2018

10.14	Amendment, dated February 19, 2018, between Intellinetics, Inc. and Joseph D. Spain	8-K	10.1	02-23-2018

10.15	State of Michigan Enterprise Procurement Notice of Contract No 171 180000000749, between the State of Michigan and Graphic Sciences, Inc., with Standard Contract Terms, dated June 1, 2018	8-K	10.4	03-04-2020

10.16	Standard Industrial Lease Agreement, by and between KHS Properties, LLC and Graphic Sciences, Inc., dated August 30, 2018. +	10-K	10.14	03-30-2021

10.17	Lease, by and between Liberty Park Commerce Center, LLC and Graphic Sciences, Inc., dated February 5, 2021. +	10-K	10.15	03-30-2021

21.1	List of Subsidiaries of Intellinetics, Inc. +

23.1	Consent of Independent Registered Public Accounting Firm +

31.1	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 +

31.2	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 +

32.1	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 +

32.2	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 +

101.INS	XBRL Instance Document +

101.SCH	XBRL Taxonomy Extension Schema Document +

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document +

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document +

101.LAB	XBRL Taxonomy Extension Label Linkbase Document +

101.PRE	XBRL Taxonomy Extension Linkbase Document +

+	Filed herewith:

