Form 10-Q
period 2022-03-31
INTELLINETICS, INC.
filed 2022-05-16
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

As of May 16, 2022, there were 4,073,757 shares of the issuer’s common stock outstanding, each with a par value of $0.001 per share.

INTELLINETICS, INC.

Form 10-Q

March 31, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the documents incorporated into this report by reference contain forward-looking statements. In addition, from time to time we may make additional forward-looking statements in presentations, at conferences, in press releases, in other reports and filings and otherwise. Forward-looking statements are all statements other than statements of historical facts, including statements that refer to plans, intentions, objectives, goals, targets, strategies, hopes, beliefs, projections, prospects, expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. The words “may,” “could,” “should,” “would,” “will,” “project,” “intend,” “continue,” “believe,” “anticipate,” “estimate,” “forecast,” “expect,” “plan,” “potential,” “opportunity,” “scheduled,” “goal,” “target,” and “future,” variations of such words, and other comparable terminology and similar expressions and references to future periods are often, but not always, used to identify forward-looking statements. Examples of forward-looking statements include, among other things, statements about the following:

●	the ongoing effect of the novel coronavirus pandemic (“COVID-19”), including its macroeconomic effects on our business, operations, and financial results; and the effect of governmental lockdowns, restrictions and new regulations on our operations and processes;

●	our prospects, including our future business, revenues, expenses, net income, earnings per share, margins, profitability, cash flow, cash position, liquidity, financial condition and results of operations, backlog of orders and revenue, our targeted growth rate, our goals for future revenues and earnings, and our expectations about realizing the revenues in our backlog and in our sales pipeline;

●	the effects on our business, financial condition and results of operations of current and future economic, business, market and regulatory conditions, including the effects of inflation and the current economic and market conditions and their effects on our customers and their capital spending and ability to finance purchases of our products, services, technologies and systems;

●	our expectation that the shift from an offline to online world will continue to benefit our business;

●	our ability to integrate our recent acquisitions and any future acquisitions, grow their businesses and obtain the expected financial and operational benefits from those businesses;

●	the effects of fluctuations in sales on our business, revenues, expenses, net income, earnings per share, margins, profitability, cash flow, capital expenditures, liquidity, financial condition and results of operations;

●	our products, services, technologies and systems, including their quality and performance in absolute terms and as compared to competitive alternatives, their benefits to our customers and their ability to meet our customers’ requirements, and our ability to successfully develop and market new products, services, technologies and systems;

●	our markets, including our market position and our market share;

●	our ability to successfully develop, operate, grow and diversify our operations and businesses;

●	our business plans, strategies, goals and objectives, and our ability to successfully achieve them;

●	the sufficiency of our capital resources, including our cash and cash equivalents, funds generated from operations, availability credit and financing arrangements and other capital resources, to meet our future working capital, capital expenditure, lease and debt service and business growth needs;

●	the value of our assets and businesses, including the revenues, profits and cash flow they are capable of delivering in the future;

●	the amount and timing of revenue recognition from customer contracts with commitments for performance obligations, including our estimate of the remaining amount of commitments and when we expect to recognize revenues;

●	industry trends and customer preferences and the demand for our products, services, technologies and systems; and

●	the nature and intensity of our competition, and our ability to successfully compete in our markets.

Any forward-looking statements we make are based on our current plans, intentions, objectives, strategies, projections and expectations, as well as assumptions made by and information currently available to management. Forward-looking statements are not guarantees of future performance or events, but are subject to and qualified by substantial risks, uncertainties and other factors, which are difficult to predict and are often beyond our control. Forward-looking statements will be affected by assumptions and expectations we might make that do not materialize or that prove to be incorrect and by known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed, anticipated or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, those described in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on March 24, 2022, as well as other risks, uncertainties and factors discussed elsewhere in this Quarterly Report, in documents that we include as exhibits to or incorporate by reference in this report, and in other reports and documents we from time to time file with or furnish to the Securities and Exchange Commission (the “SEC”). In light of these risks and uncertainties, you are cautioned not to place undue reliance on any forward-looking statements that we make.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(unaudited)
	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$2,172,758	$1,752,630
Accounts receivable, net	898,399	1,176,059
Accounts receivable, unbilled	473,986	444,782
Parts and supplies, net	65,713	76,691
Other contract assets	86,603	78,556
Prepaid expenses and other current assets	211,087	155,550
Total current assets	3,908,546	3,684,268

Property and equipment, net	1,087,832	1,091,780
Right of use assets	3,687,107	3,841,612
Intangible assets, net	914,377	968,496
Goodwill	2,322,887	2,322,887
Other assets	79,293	53,089
Total assets	$12,000,042	$11,962,132

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$330,270	$181,521
Accrued compensation	287,044	343,576
Accrued expenses, other	155,384	161,862
Lease liabilities - current	635,423	616,070
Deferred revenues	1,136,066	1,194,649
Deferred compensation	80,662	100,828
Earnout liabilities - current	994,527	958,818
Notes payable - current	1,807,128	-
Total current liabilities	5,426,504	3,557,324

Long-term liabilities:
Notes payable - net of current portion	-	1,754,527
Lease liabilities - net of current portion	3,151,110	3,316,682
Earnout liabilities - net of current portion	700,358	671,863
Total long-term liabilities	3,851,468	5,743,072
Total liabilities	9,277,972	9,300,396

Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized; 2,831,169 and 2,823,072 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	2,831	2,823
Additional paid-in capital	24,377,681	24,297,229
Accumulated deficit	(21,658,442)	(21,638,316)
Total stockholders’ equity	2,722,070	2,661,736
Total liabilities and stockholders’ equity	$12,000,042	$11,962,132

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021

Revenues:
Sale of software	$64,491	$9,594
Software as a service	431,221	323,726
Software maintenance services	336,602	340,446
Professional services	1,587,948	1,652,463
Storage and retrieval services	283,250	308,990
Total revenues	2,703,512	2,635,219

Cost of revenues:
Sale of software	26,193	4,237
Software as a service	91,249	76,340
Software maintenance services	18,300	24,388
Professional services	848,167	834,238
Storage and retrieval services	87,766	91,112
Total cost of revenues	1,071,675	1,030,315

Gross profit	1,631,837	1,604,904

Operating expenses:
General and administrative	938,883	1,039,026
Change in fair value of earnout liabilities	64,204	69,950
Transaction costs	70,051	-
Sales and marketing	352,114	290,311
Depreciation and amortization	114,110	94,884

Total operating expenses	1,539,362	1,494,171

Income from operations	92,475	110,733

Other income (expense)
Gain on extinguishment of debt	-	845,083
Interest expense, net	(112,601)	(113,044)

Total other (expense) income	(112,601)	732,039

(Loss) income before income taxes	(20,126)	842,772

Income tax benefit	-	-

Net (loss) income	$(20,126)	$842,772

Basic net (loss) income per share:	$(0.01)	$0.30
Diluted net (loss) income per share:	$(0.01)	$0.27

Weighted average number of common shares outstanding - basic	2,830,899	2,822,665
Weighted average number of common shares outstanding - diluted	2,830,899	3,106,885

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2020	2,810,865	$2,811	$24,147,488	$(22,996,267)	$1,154,032

Stock Issued to Directors	12,207	12	57,488	-	57,500

Stock Option Compensation	-	-	23,098	-	23,098

Net Income	-	-	-	842,772	842,772

Balance, March 31, 2021	2,823,072	$2,823	$24,228,074	$(22,153,495)	$2,077,402

Balance, December 31, 2021	2,823,072	$2,823	$24,297,229	$(21,638,316)	$2,661,736

Stock Issued to Directors	8,097	8	57,492	-	57,500

Stock Option Compensation	-	-	22,960	-	22,960

Net Loss	-	-	-	(20,126)	(20,126)

Balance, March 31, 2022	2,831,169	$2,831	$24,377,681	$(21,658,442)	$2,722,070

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021

Cash flows from operating activities:
Net (loss) income	$(20,126)	$842,772
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	114,110	94,884
Bad debt (recovery) expense	(2,097)	(2,634)
Parts and supplies reserve change	-	4,500
Amortization of deferred financing costs	25,935	25,935
Amortization of debt discount	26,666	26,666
Amortization of right of use asset	154,505	129,560
Stock issued for services	57,500	57,500
Stock options compensation	22,960	23,098
Gain on extinguishment of debt	-	(845,083)
Change in fair value of earnout liabilities	64,204	69,950
Changes in operating assets and liabilities:
Accounts receivable	279,757	(260,009)
Accounts receivable, unbilled	(29,204)	177,371
Parts and supplies	10,978	(593)
Prepaid expenses and other current assets	(89,788)	(65,309)
Accounts payable and accrued expenses	85,739	227,897
Lease liabilities, current and long-term	(146,219)	(129,759)
Deferred compensation	(20,166)	-
Accrued interest, current and long-term	-	442
Deferred revenues	(58,583)	(50,319)
Total adjustments	496,297	(515,903)
Net cash provided by operating activities	476,171	326,869

Cash flows from investing activities:
Purchases of property and equipment	(56,043)	(231,699)
Net cash used in investing activities	(56,043)	(231,699)

Net increase in cash	420,128	95,170
Cash - beginning of period	1,752,630	1,907,882
Cash - end of period	$2,172,758	$2,003,052

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$60,000	$60,000
Cash paid during the period for income taxes	$1,303	$913

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

Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2022 or any other future period.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC filed on March 24, 2022.

3. Summary of Significant Accounting Policies

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

We categorize revenue as software, software as a service, software maintenance services, professional services, and storage and retrieval services. We earn the majority of our revenue from the sale of professional services, followed by the sale of software maintenance services and software as a service. We apply our revenue recognition policies as required in accordance with ASC 606 based on the facts and circumstances of each category of revenue. More detail regarding each category of revenue is contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC filed on March 24, 2022.

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

The following tables present changes in our contract assets during the three months ended March 31, 2022 and 2021:

	Balance at Beginning of Period	Revenue Recognized in Advance of Billings	Billings	Balance at End of Period
Three months ended March 31, 2022
Accounts receivable, unbilled	$444,782	$700,869	$(671,665)	$473,986

Three months ended March 31, 2021
Accounts receivable, unbilled	$523,522	$466,310	$(643,681)	$346,151

	Balance at Beginning of Period	Commissions Paid	Commissions Recognized	Balance at End of Period
Three months ended March 31, 2022
Other contract assets	$78,556	$22,136	$(14,089)	$86,603

Three months ended March 31, 2021
Other contract assets	$31,283	$10,064	$(9,225)	$32,122

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

Remaining performance obligations represent the transaction price from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 97% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. As of March 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations for software as a service and software maintenance contracts with a duration greater than one year was $33,547. As of December 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations for software as a service and software maintenance contracts with a duration greater than one year was $16,835. This does not include revenue related to performance obligations that are part of a contract whose original expected duration is one year or less.

The following table presents changes in our contract liabilities during the three months ended March 31, 2022 and 2021:

	Balance at Beginning of Period	Billings	Recognized Revenue	Balance at End of Period
Three months ended March 31, 2022
Contract liabilities: Deferred revenue	$1,194,649	$984,117	$(1,042,700)	$1,136,066

Three months ended March 31, 2021
Contract liabilities: Deferred revenue	$996,131	$684,140	$(734,459)	$945,812

Parts and Supplies

Parts and supplies are valued at the lower of cost or net realizable value. Costs are determined using the first-in, first-out method. Parts and supplies are used for scanning and document conversion services. A provision for potentially obsolete or slow-moving parts and supplies inventory is made based on parts and supplies levels, future sales forecasted and management’s judgment of potentially obsolete parts and supplies. The Company recorded an allowance of $24,000 at March 31, 2022 and December 31, 2021.

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

Impairment of Long-Lived Assets

We account for the impairment and disposition of long-lived assets in accordance with ASC 360, “Property, Plant, and Equipment.” We test long-lived assets or asset groups, such as property and equipment, for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable.

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

Recoverability is assessed based on comparing the carrying amount of the asset to the aggregate pre-tax undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group. Impairment is recognized when the carrying amount is not recoverable and exceeds the fair value of the asset or asset group. The impairment loss, if any, is measured as the amount by which the carrying amount exceeds fair value, which for this purpose is based upon the discounted projected future cash flows of the asset or asset group. There was no impairment of long-lived assets in the three month periods ended 2022 or 2021.

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

Leases

We determine if an arrangement is a lease at inception. Operating leases in which we are the lessee are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the condensed consolidated balance sheets. We do not have any finance leases, as a lessee, and no long-term leases for which we are the lessor.

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

Stock-Based Compensation

We account for stock-based payments to employees in accordance with ASC 718, “Compensation - Stock Compensation.” Stock-based payments to employees include grants of stock that are recognized in the condensed consolidated statement of operations based on their fair values at the date of grant.

We account for stock-based payments to non-employees in accordance with ASC 718, “Compensation - Stock Compensation,” which requires that such equity instruments be measured at their fair values on the grant date.

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

In accordance with ASC 350-40, “Internal-Use Software,” we capitalize purchase and implementation costs of internal use software. Once an application has reached development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable that the expenditure will result in additional functionality. Such costs in the amount of $29,397 were capitalized during the first quarter 2022. No such costs were capitalized during the first quarter 2021. Such capitalized costs are stated at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the related assets on a straight-line basis, which is three years. At March 31, 2022 and December 31, 2020, our condensed consolidated balance sheets included $64,509 and $38,305, respectively, in other long-term assets.

For the three months ended March 31, 2022 and 2021, our expensed software development costs were $62,751 and $102,195, respectively.

Recently Issued Accounting Pronouncements Not Yet Effective

Financial Instruments – Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. ASC 2016-16 is effective for annual reporting periods beginning after December 15, 2022, including interim reporting periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the impact of the new guidance on our condensed consolidated financial statements and related disclosures.

No other Accounting Standards Updates that have been issued but are not yet effective are expected to have a material effect on our future condensed consolidated financial statements.

Advertising

We expense the cost of advertising as incurred. Advertising expense for the three months ended March 31, 2022 and 2021 amounted to $448 and $675, respectively.

(Loss) Earnings Per Share

Basic income or loss per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted income or loss per share is computed by dividing net income or loss by the diluted weighted average number of shares of common stock outstanding during the period. The diluted weighted average number of shares gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share exclude all diluted potential shares if their effect is anti-dilutive, including warrants or options which are out-of-the-money and for those periods with a net loss. The three months ended March 31, 2022 reported a net loss, while the three months ended March 31, 2021 reported net income.

We have outstanding warrants and stock options which have not been included in the calculation of diluted net loss per share for the three months ended March 31, 2022 because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for each period are the same.

Income Taxes

We file a consolidated federal income tax return with our subsidiaries. The provision for income taxes is computed by applying statutory rates to income before taxes.

Deferred income taxes are recognized for the tax consequences in future years of temporary differences between the financial reporting and tax bases of assets and liabilities as of each period-end based on enacted tax laws and statutory rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A 100% valuation allowance has been established on deferred tax assets at March 31, 2022 and December 31, 2021, due to the uncertainty of our ability to realize future taxable income.

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

Segment Information

Operating segments are defined in the criteria established under the ASC 280, “Segment Reporting,” as components of public entities that engage in business activities from which they may earn revenues and incur expenses for which separate financial information is available and which is evaluated regularly by our chief operating decision maker (“CODM”) in deciding how to assess performance and allocate resources. Our CODM assesses performance and allocates resources based on two operating segments: Document Management and Document Conversion. These segments contain individual business components that have been combined on the basis of common management, customers, solutions offered, service processes and other economic characteristics. We currently have no intersegment sales. We evaluate the performance of our segments based on gross profits.

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

Information by operating segment is as follows:

	Three months ended March 31, 2022	Three months ended March 31, 2021
Revenues
Document Management	$914,950	$735,818
Document Conversion	1,788,562	1,899,401
Total revenues	$2,703,512	$2,635,219

Gross profit
Document Management	$734,906	$587,500
Document Conversion	896,931	1,017,404
Total gross profit	$1,631,837	$1,604,904

Capital additions, net
Document Management	$1,687	$38,117
Document Conversion	54,356	193,582
Total capital additions, net	$56,043	$231,699

	March 31, 2022	December 31, 2021
Goodwill
Document Management	$522,711	$522,711
Document Conversion	1,800,176	1,800,176
Total goodwill	$2,322,887	$2,322,887

	March 31, 2022	December 31, 2021
Total assets
Document Management	$2,303,195	$2,233,419
Document Conversion	9,686,847	9,728,713
Total assets	$12,000,042	$11,962,132

Statement of Cash Flows

For purposes of reporting cash flows, cash includes cash on hand and demand deposits held by banks.

4. Intangible Assets, Net

At March 31, 2022, intangible assets consisted of the following:

	Estimated		Accumulated
	Useful Life	Costs	Amortization	Net
Trade names	10 years	$119,000	$(24,792)	$94,208
Customer contracts	5-8 years	1,242,000	(421,831)	820,169
		$1,361,000	$(446,623)	$914,377

At December 31, 2021, intangible assets consisted of the following:

	Estimated		Accumulated
	Useful Life	Costs	Amortization	Net
Trade names	10 years	$119,000	$(21,817)	$97,183
Customer contracts	5-8 years	1,242,000	(370,687)	871,313
		$1,361,000	$(392,504)	$968,496

Amortization expense for the three months ended March 31, 2022 and 2021 amounted to $54,119. The following table represents future amortization expense for intangible assets subject to amortization.

For the Twelve Months Ending March 31,	Amount
2023	$216,475
2024	216,475
2025	216,475
2026	179,292
2027	32,275
Thereafter	53,385
$914,377

5. Fair Value Measurements

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

The carrying values of cash and equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of its short maturity. Management believes that the carrying value of the 2020 Notes approximate fair value given that, while there has been change in the overall economic environment, there has not been significant net availability of credit to Company.

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

The following table provides a summary of the changes in fair value of the earnout liabilities for the three months ended March 31, 2022 and 2021:

March 31, 2022
Fair value at December 31, 2021	$1,630,681
Change in fair value	64,204
Fair value at March 31, 2022	$1,694,885

March 31, 2021
Fair value at December 31, 2020	$2,444,000
Change in fair value	69,950
Fair value at March 31, 2021	$2,513,950

The fair values of amounts owed are recorded in the current and long-term portions of earnout liabilities in our condensed consolidated balance sheets. Changes in fair value are recorded in change in fair value of earnout liabilities in our condensed consolidated statements of operations.

6. Property and Equipment

Property and equipment are comprised of the following:

	March 31, 2022	December 31, 2021
Computer hardware and purchased software	$1,510,080	$1,494,918
Leasehold improvements	336,111	295,230
Furniture and fixtures	71,325	71,325
	1,917,516	1,861,473
Less: accumulated depreciation	(829,684)	(769,693)
Property and equipment, net	$1,087,832	$1,091,780

Total depreciation expense on our property and equipment for the three months ended March 31, 2022 and 2021 amounted to $59,991 and $40,765, respectively.

7. Notes Payable

Summary of Notes Payable to Unrelated Parties

The table below summarizes all notes payable at March 31, 2022 and December 31, 2021, respectively.

	March 31, 2022	December 31, 2021
Notes payable – “2020 Notes”	$2,000,000	$2,000,000
Less unamortized debt issuance costs	(95,094)	(121,029)
Less unamortized debt discount	(97,778)	(124,444
Less current portion	(1,807,128)	-
Long-term portion of notes payable	$-	$1,754,527

Future minimum principal payments of the 2020 Notes are as follows:

As of March 31,	Amount
2023	$2,000,000
Total	$2,000,000

As of March 31, 2022 and December 31, 2021, accrued interest for these notes payable was $0. As of March 31, 2022, unamortized deferred financing costs and unamortized debt discount were reflected within short term liabilities on the condensed consolidated balance sheets. As of December 31, 2021, unamortized deferred financing costs and unamortized debt discount were reflected within long term liabilities on the condensed consolidated balance sheets.

With respect to all notes outstanding, for the three months ended March 31, 2022 and 2021, interest expense, including the amortization of debt issuance costs and debt discount, was $112,601 and $113,044, respectively.

2020 Notes

On March 2, 2020, we sold 2,000 units, at an offering price of $1,000 per unit, to accredited investors in a private placement offering, with each unit consisting of $1,000 in 12% Subordinated Notes (“2020 Notes”) and 40 shares of our common stock, for aggregate gross proceeds of $2,000,000. The entire outstanding principal and accrued interest of the 2020 Notes are due and payable on February 28, 2023. Interest on the 2020 Notes accrues at the rate of 12% per annum, payable quarterly in cash, beginning on June 30, 2020. Any accrued but unpaid quarterly installment of interest will accrue interest at the rate of 14.0% per annum. Any overdue principal and accrued and unpaid interest at the maturity date will accrue a mandatory default penalty of 20% of the outstanding principal balance and an interest rate of 14% per annum from the maturity date until paid in full. We used a portion of the net proceeds from the private placement offering to finance the acquisitions of Graphic Sciences and CEO Image and the remaining net proceeds for working capital and general corporate purposes. We recognized a debt discount of $320,000 for the 80,000 shares issued in conjunction with the units. The amortization of the debt discount, which will be recognized over the life of the 2020 Notes as interest expense, was $26,666 and $26,667, respectively, for the three months ended March 31, 2022 and 2021.

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

8. Deferred Compensation

Pursuant to an employment agreement, we have accrued incentive cash compensation for one of our founders totaling $80,662 as of March 31, 2022 and $100,828 as of December 31, 2021. During the three months ended March 31, 2022, we paid $20,166 in deferred incentive compensation, which amount was reflected as a reduction in our deferred compensation liability. We made no deferred incentive compensation payments during the three months ended March 31, 2021.

9. Commitments and Contingencies

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

Employment Agreements

We have entered into employment agreements with three of our key executives, including one of our founders. Under their respective employment agreements, the executives are employed on an “at-will” basis and are bound by typical confidentiality, non-solicitation and non-competition provisions. Deferred compensation for one founder remains outstanding as of March 31, 2022.

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

The following table sets forth the future minimum lease payments under these operating leases:

For the Three Months Ending March 31,	Amount
2023	$935,024
2024	924,598
2025	875,314
2026	885,260
2027	578,184
Thereafter	435,103
$4,633,483

Lease costs charged to operations for the three months ended March 31, 2022 and 2021 amounted to $243,301 and $238,075, respectively. Included in the lease costs for the three months ended March 31, 2022 and 2021 were short-term lease costs of $4,814 and $39,105, respectively. The following table sets forth additional information pertaining to our leases:

For the Three Months Ending March 31, 2022:
Operating cash flows from operating leases	$151,032
Weighted average remaining lease term – operating leases	5.1 years
Weighted average discount rate – operating leases	7.01%

Because these leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments.

10. Stockholders’ Equity

Common Stock

As of March 31, 2022, 2,831,169 shares of common stock were issued and outstanding, 131,700 shares of common stock were reserved for issuance upon the exercise of outstanding warrants, and 497,330 shares of common stock were reserved for issuance under our 2015 Equity Incentive Plan, as amended (the “2015 Plan”).

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

In connection with the private placement offering, we paid the placement agent $440,000 in cash, equal to 8% of the gross proceeds of the offering, along with 95,500 warrants to purchase shares of our common stock and reimbursement for the placement agent’s reasonable out of pocket expenses, FINRA filing fees and related legal fees. The warrants are exercisable at an exercise price at $4.00 per share for a period of five years after issuance, contain customary cashless exercise provisions and anti-dilution protection and are entitled to limited piggyback registration rights. Underwriting expense of $236,761 and debt issuance costs of $135,291 were recorded for the issuance of the March 2, 2020 warrants, utilizing the Black-Scholes valuation model. The fair value of warrants issued was determined to be $3.90. Underwriting expense of $307,867 and debt issuance costs of $175,924 was recorded for the placement agent cash fee and other related legal fees. For the three months ended March 31, 2022 and 2021, interest expense of $25,935 was recorded as amortization of the debt issuance costs for this private placement offering.

Warrants

The following sets forth the warrants to purchase our common stock that were outstanding as of March 31, 2022:

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

No warrants were issued during the three months ended March 31, 2022 or 2021.

11. Stock-Based Compensation

From time to time, we issue stock options and restricted stock as compensation for services rendered by our directors and employees.

Restricted Stock

On January 6, 2022 and February 15, 2021, we issued 8,097 shares and 12,207 shares, respectively, of restricted common stock to our directors as part of their annual compensation plan. The grants of restricted common stock were made outside the 2015 Plan and were not subject to vesting. Stock compensation of $57,500 was recorded on the issuance of the common stock for the three months ended March 31, 2022 and 2021.

Stock Options

We did not make any stock option grants during the three months ended March 31, 2022 or 2021. Stock-based compensation for options was $22,960 and $23,098 during the three months ended March 31, 2022 and 2021, respectively.

A summary of stock option activity during the three months ended March 31, 2022 and 2021 is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2022	144,860	$5.61	8 years	$19,200

Outstanding at March 31, 2022	144,860	$5.61	8 years	$19,200

Exercisable at March 31, 2022	68,335	$7.32	7 years	$19,200

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2021	145,360	$5.61	9 years	$19,200

Outstanding at March 31, 2021	145,360	$5.61	9 years	$19,200

Exercisable at March 31, 2021	41,560	$9.34	8 years	$19,200

As of March 31, 2022 and December 31, 2021, there was $207,660 and $230,620, respectively, of total unrecognized compensation costs related to stock options granted under our stock option agreements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of two years. The total fair value of stock options that vested during the three months ended March 31, 2022 and 2021 was $10,238 and $10,800, respectively.

12. Concentrations

Revenues from a limited number of customers have accounted for a substantial percentage of our total revenues. During the three months ended March 31, 2022 and 2021, our two largest customers, the State of Michigan, and Rocket Mortgage, both direct clients, accounted for 40% and 10%, and 46% and 11%, respectively, of our total revenues.

For the three months ended March 31, 2022 and 2021, government contracts represented approximately 60% and 64% of our net revenues, respectively. A significant portion of our sales to resellers represent ultimate sales to government agencies.

As of March 31, 2022, accounts receivable concentrations from our three largest customers were 43%, 10%, and 9% of our gross accounts receivable, respectively by customer. As of March 31, 2021, accounts receivable concentrations from our two largest customers were 40% and 17% of gross accounts receivable, respectively by customer. Accounts receivable balances from our two largest customers at March 31, 2022 have been partially collected.

13. Certain Relationships and Related Transactions

We did not participate in any related person transactions during the three-month period ended March 31, 2022 or 2021.

14. Provision For Income Taxes

The Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. For the three months ended March 31, 2022 and 2021, we have recognized the minimum amount of state income tax as required by the states in which we are required to file taxes. We are not currently subject to further federal or state tax since we have incurred losses since our inception.

A reconciliation is provided below of the U.S. Federal income tax expense at a statutory rate of 21% for the three months ended March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021
U.S. statutory rate	21%	21%
U.S. Federal income tax at statutory rate	$(4,226)	$177,030)
Increase (decrease) in income taxes due to:
Non-taxable PPP loan and accrued interest recovery	-	(176,190)
Non-deductible earnout expense	11,220	14,700
Non-deductible goodwill amortization	9,989	10,080
Other differences	93	1,380
Other change in valuation allowance	(17,076)	(27,000)
Income tax benefit	$-	$-

The approximate tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	March 31, 2022	December 31, 2021
Deferred tax assets
Reserves and accruals not currently deductible for tax purposes	$47,622	$50,558
Amortizable assets	33,950	32,615
Net operating loss carryforwards	3,926,322	3,942,488
	4,007,894	4,025,661
Deferred tax liabilities
Property and equipment	(224,792)	(225,484)
Net Deferred tax assets	3,783,102	3,800,177
Valuation allowance	(3,783,102)	(3,800,177)
	$-	$-

As of March 31, 2022 and December 31, 2021, we had federal net operating loss carry forwards of approximately $18,685,000 and $18,762,000, respectively, which can be used to offset future federal income tax. A portion of the federal and state net operating loss carry forwards expire at various dates through 2040, and a portion of the net operating loss carry forwards have an indefinite carry forward period. We recorded a valuation allowance against all of our deferred tax assets as of both December 31, 2021, and December 31, 2020. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

15. Subsequent Events

Incentive Stock Option Issuance

On April 14, 2022, we issued incentive stock option awards to purchase an aggregate of 220,587 shares, with an exercise price of $6.08 per share, to seven members of our executive and management teams, subject to three-year vesting and in accordance with the terms and conditions of our 2015 Equity Incentive Plan. Stock compensation of approximately $1.2 million will be recorded over the vesting period.

Private Securities Offering

On April 1, 2022, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain accredited investors, pursuant to which we issued and sold (i) 1,242,588 shares of the Company’s Common Stock, at a price of $4.62 per share, for aggregate gross proceeds of $ 5,740,756 and (ii) $2,964,500 in 12% Subordinated Notes (“Notes”), for aggregate gross proceeds of $8,705,256 for the combined private placement pursuant to the Securities Purchase Agreement (the “Offering”).  We used a portion of the net proceeds of the Offering to finance the acquisition of Yellow Folder described below, and intend to use the remaining net proceeds for working capital and general corporate purposes, including potentially debt reduction and other future acquisitions.

The principal amount of the Notes, together with any accrued and unpaid interest thereon, become due and payable on March 30, 2025. Interest on the Notes will accrue at the rate of 12% per annum, payable quarterly in cash, beginning on June 30, 2022 and the entire outstanding principal and accrued but unpaid interest due on the Notes is payable on the maturity date. Any accrued but unpaid quarterly installment of interest shall accrue interest at the rate of 14.0% per annum. Any overdue principal and accrued and unpaid interest at the Maturity Date shall accrue a mandatory default penalty of 20% of the outstanding principal balance and an interest rate of 14% per annum from the maturity date until paid in full.

The Company retained Taglich Brothers, Inc. as the exclusive placement agent for the private placement offering of the Securities Purchase Agreement. In compensation, the Company paid the placement agent a cash payment of 8% of the gross proceeds of the offering, along with warrants to purchase shares of Company common stock, an extension of its existing warrants, and reimbursement for the placement agent’s reasonable out of pocket expenses, FINRA filing fees and related legal fees. On April 1, 2022, the Company paid the placement agent cash in the amount of $696,420 and issued the placement agent warrants to purchase 124,258 shares at an exercise price at $4.62 per share, which are exercisable for a period of five years after issuance, contain customary cashless exercise provisions and anti-dilution protection and are entitled to limited piggyback registration rights. In addition, we agreed to extend the expiration date of all currently outstanding warrants previously issued to the placement agent and/or its assignees to March 30, 2027.

Acquisition of Yellow Folder, LLC

On April 1, 2022, the Company acquired substantially all of the assets of Yellow Folder, LLC, a Texas limited liability company (“Yellow Folder”). Located in Dallas, Yellow Folder is a document solutions company that specializes in the K-12 education market.

The acquisition was consummated pursuant to an Asset Purchase Agreement, dated as of April 1, 2022 (the “Purchase Agreement”). The purchase price for Yellow Folder consisted of approximately $6.5 million in cash, on a cash-free, debt-free basis, with a preliminary working capital negative adjustment of $116,731, which remains subject to a post-closing net working capital true-up adjustment.

The Company incurred $70,051 of related acquisition costs in the three months ended March 31, 2022 which are reflected in transaction costs in the Condensed Consolidated Statement of Operations. The Company expects to report Yellow Folder as part of its Document Management segment during fiscal year 2022. The acquisition qualifies as a business combination and will be accounted for using the acquisition method of accounting.

As a result of limited access to Yellow Folder information required to prepare initial accounting, together with the limited time since the acquisition date and the effort required to conform the financial statements to the Company’s practices and policies, the initial accounting for the business combination is incomplete at the time of this filing. As a result, the Company is unable to provide the amounts recognized as of the Yellow Folder acquisition date for the major classes of assets acquired and liabilities assumed, pre-acquisition contingencies and goodwill. Also, the Company is unable to provide proforma revenues and earnings of the combined entity. This information will be included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial conditions and results of operations should be read together with our condensed consolidated financial statements and notes thereto included in Part I, Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q, and with the condensed consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods. Any forward-looking statements in this discussion and analysis should be read in conjunction with the information set forth in “Note Regarding Forward-Looking Statements” elsewhere herein. In this Quarterly Report, we sometimes refer to the three month period ended March 31, 2022 as the first quarter 2022, and to the three month period ended March 31, 2021 as the first quarter 2021.

Company Overview

We are a document services and solutions software company serving both the small-to-medium business and governmental sectors. Our products and services are provided through two reporting segments: Document Management and Document Conversion. Our products and services are provided through two reporting segments: Document Management and Document Conversion. Our Document Management segment consists primarily of solutions involving our software platform, allowing customers to capture and manage their documents across operations such as scanned hard-copy documents and digital documents including those from Microsoft Office 365, digital images, audio, video and emails. Our Document Conversion segment provides assistance to customers as a part of their overall document strategy to convert documents from one medium to another, predominantly paper to digital, including migration to our software solutions, as well as long-term storage and retrieval services. Our solutions create value for customers by making it easy to connect business-critical documents to the people and processes who need them by making those documents easy to find and act upon, while also being secure, compliant, and audit-ready. Solutions are sold both directly to end-users and through resellers.

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

How We Evaluate our Business Performance and Opportunities

There has been no material change during the first quarter 2022 to the major qualitative and quantitative factors we consider in the evaluation of our operating results as set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — How We Evaluate our Business Performance and Opportunities” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Recent Developments

On April 1, 2022, we acquired substantially all of the assets of Yellow Folder, LLC, a Texas limited liability company (“Yellow Folder”). Located in Dallas, Yellow Folder is a document solutions company that specializes in the K-12 education market. The purchase price for Yellow Folder was approximately $6.5 million in cash, on a cash-free, debt-free basis, and subject to a post-closing net working capital adjustment. More details regarding the Yellow Folder acquisition are set forth in Note 15 Subsequent Events and in the Current Report on Form 8-K filed by the Company on April 5, 2022.

Also on April 1, 2022, we completed a private offering with certain accredited investors, pursuant to which we issued and sold (i) 1,242,588 shares of our common stock, at a price of $4.62 per share, for aggregate gross proceeds of $5,740,756 and (ii) $2,964,500 in 12% subordinated notes, for aggregate gross proceeds of $8,705,256 for the combined private placement (the “2022 Offering”). We used a portion of the net proceeds of the 2022 Offering to finance the acquisition of Yellow Folder described above, and intend to use the remaining net proceeds for working capital and general corporate purposes, including potentially debt reduction or other future acquisitions. More details regarding the 2022 Offering are set forth in Note 15 Subsequent Events and in the Current Report on Form 8-K filed by the Company on April 5, 2022.

On April 14, 2022, we issued incentive stock option awards to purchase an aggregate of 220,587 shares, with an exercise price of $6.08 per share, to seven members of our executive and management teams, subject to three-year vesting and in accordance with the terms and conditions of our 2015 Equity Incentive Plan. More details regarding the stock option awards are set forth in Note 15 Subsequent Events and in the Current Report on Form 8-K filed by the Company on April 20, 2022.

Financial Impact of COVID-19

The spread of the COVID-19 pandemic and developments surrounding this global pandemic have had, and we expect will continue to have, a significant impact on our business, operations, financial condition and results of operations.

Since the initial shutdowns, our level of customer engagement in Document Conversion has varied with the ebb and flow of the initial virus and the subsequent variants and outbreaks. In particular, we experienced slow-downs in workflow and corresponding revenues during the fourth quarter of 2021 and first quarter 2022 due to the Omicron variant outbreak. The State of Michigan, our largest customer, has yet to return a majority of its agencies and departments to on site work, resulting in a decrease in the volume of work orders for our Document Conversion segment. We are seeing inconsistent demand in certain other areas of our operations, even though those operations are still currently open for business with mostly remote staff.

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

Uncertainties, Trends, and Risks that can cause Fluctuations in our Operating Results

Our operating results have fluctuated significantly in the past and are expected to continue to fluctuate in the future due to a variety of factors, in addition to COVID-19, that are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Uncertainties, Trends, and Risks that can cause Fluctuations in our Operating Results” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Due to all these factors and the other risks discussed in Part II, Item 1 of this Quarterly Report, and Part I, Item IA, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, our past results of operations should not be relied upon as an indication of our future performance. Comparisons of our operating results with prior periods is not necessarily meaningful or indicative of future performance.

Executive Overview of Results

We faced challenges in the first quarter 2022 due to the Omicron variant of COVID-19 and general inflationary pressures. An increase in Document Management revenues helped to defray the effects of Omicron on our Document Conversion revenues, resulting in a modest increase in total revenues over the first quarter 2021.

Below are our key financial results for the first quarter 2022 (consolidated unless otherwise noted):

●	Revenues were $2,703,512, representing revenue growth of 3% year over year.

●	Cost of revenues was $1,071,675, an increase of 4% year over year.

●	Operating expenses (excluding cost of revenues) were $1,539,362, an increase of 3% year over year.

●	Income from operations was $92,475, a decrease of 16% year over year.

●	Net loss was $20,126 with basic and diluted net income per share of ($0.01), compared to net income of $842,772 in Q1 2021.

●	Q1 2021 included other income of $845,083 for forgiveness of the PPP loan and interest.
●	Q1 2022 included $70,051 of transaction costs.

●	Operating cash flow was $476,171, compared to $326,869 in Q1 2021.

●	Capital expenditures were $56,043, compared to $231,699 in Q1 2021.

●	As of March 31, 2022, we had 107 employees, including 12 part-time employees, compared to 100 employees as of March 31, 2021.

Reportable Segments

We have two reportable segments: Document Management and Document Conversion. These reportable segments are discussed above under “Company Overview.”

Results of Operations

Revenues

The following table sets forth our revenues by reportable segment for the periods indicated:

	Three months ended March 31, 2022	Three months ended March 31, 2021
Revenues by segment
Document Management	$914,950	$735,818
Document Conversion	1,788,562	1,899,401
Total revenues	$2,703,512	$2,635,219

The following table sets forth our revenues by revenue source for the periods indicated:

	Three months ended March 31, 2022	Three months ended March 31, 2021
Revenues by revenue source
Sale of software	$64,491	$9,594
Software as a service	431,221	323,726
Software maintenance services	336,602	340,446
Professional services	1,587,948	1,652,463
Storage and retrieval services	283,250	308,990
Total revenues	$2,703,512	$2,635,219

Our total revenues in the first quarter 2022 increased by $68,293, or 3%, over our first quarter 2021 revenues, driven primarily by continued strong performance in our Document Management segment being largely offset by short-term weakness in our Document Conversion segment, primarily due to the COVID-19 resurgence in Michigan and the corresponding temporary pause in demand. Professional services, our largest revenue line item, was down $64,515, or 4%, due to this resurgence. The increase in total revenues is primarily attributable to growth software as a service and software, partially offset by software maintenance services and storage and retrieval, as further described below.

Sale of Software Revenues

Revenues from the sale of software principally consist of sales of additional or upgraded software licenses and applications to existing customers and resellers. The $54,897, or 572%, increase in these revenues in the first quarter 2022 compared to the first quarter 2021 was due to timing of large direct sales projects, with favorable comparisons to the very low project volume of the first quarter of 2021. We expect the volatility of this revenue line item to continue as the frequency of on-premise software solution sales decreases over time.

Software as a Service Revenues

We provide access to our software solutions as a service, accessible through the internet. Our customers typically enter into our software as a service agreement for periods of one year or more. Under these agreements, we generally provide access to the applicable software, data storage and related customer assistance and support. Revenues from the sale of software as a service are reported as part of our Document Management segment. The $107,495, or 33%, increase in these revenues in the first quarter 2022 compared to the first quarter 2021 was primarily the result of most new customers choosing a cloud-based solution, plus expanded data storage, user seats, and hosting fees for existing customers. A portion of increase, approximately 6%, was attributed to existing software maintenance services customers migrating to our cloud solutions.

Software Maintenance Services Revenues

Software maintenance services revenues consist of fees for post-contract customer support services provided to license (premise-based) holders through support and maintenance agreements. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. A substantial portion of these revenues were generated from renewals of maintenance agreements, which typically run on a year-to-year basis. Revenues from the sale of software maintenance services are reported as part of our Document Management segment. The $3,844, or 1%, decrease in these revenues in the first quarter 2022 compared to the first quarter 2021 was primarily driven by customers migrating their premise solution to our cloud solution, resulting maintenance and support agreements decreasing and software as a service increasing. Stand alone, this migration would have resulted in a decrease of 5%, however, these migrations and normal attrition were almost entirely offset by expansion of services with existing customers and price increases.

Professional Services Revenues

Professional services revenues consist of revenues from document scanning and conversion services, consulting, discovery, training, and advisory services to assist customers with document management needs, as well as repair and maintenance services for customer equipment. These revenues include arrangements that do not involve the sale of software. Of our professional services revenues during the first quarter 2022, $1,505,312 were derived from our Document Conversion operations and $82,636 were derived from our Document Management operations. Our overall professional services revenues decreased by $64,515, or 4%, in the first quarter 2022 compared to the first quarter 2021. The decrease is primarily due to the impact of the COVID-19 Omicron variant on our Michigan-based operations, with respect to both our staff and our customers, leading to a reduction in demand and time billed. Our smaller Ohio operations did not experience the same COVID-19 Omicron impact.

Storage and Retrieval Services Revenues

We provide document storage and retrieval services to customers, primarily in Michigan. Revenues from storage and retrieval services are reported as part of our Document Conversion segment. The $25,740, or 8%, decrease in storage and retrieval service revenues in the first quarter 2022 compared to the first quarter 2021 was the primarily result of unusually high incremental document destruction projects in 2021.

Costs of Revenues and Gross Profits

The following table sets forth our cost of revenues by reportable segment for the periods indicated:

	Three months ended March 31, 2022	Three months ended March 31, 2021
Cost of revenues by segment
Document Management	$180,044	$148,318
Document Conversion	891,631	881,997
Total cost of revenues	$1,071,675	$1,030,315

The following table sets forth our cost of revenues, by revenue source, for the periods indicated:

	Three months ended March 31, 2022	Three months ended March 31, 2021
Cost of revenues:
Sale of software	$26,193	$4,237
Software as a service	91,249	76,340
Software maintenance services	18,300	24,388
Professional services	848,167	834,238
Storage and retrieval services	87,766	91,112
Total cost of revenues	$1,071,675	$1,030,315

Our total cost of revenues during the first quarter 2022 increased by $41,360, or 4%, over first quarter 2021 primarily following sales growth. Our cost of revenues for our Document Management segment increased by $31,726, or 21%, in the first quarter 2022 compared to the first quarter 2021 primarily due to increased sales revenues in that segment. Our cost of revenues for our Document Conversion segment increased by $9,634, or 1%, in the first quarter 2022 compared to the first quarter 2021, despite lower overall sales, due to unfavorable margin projects as well as the impact of inflation on entry level positions in the Document Conversion segment.

Our overall gross profit grew slightly in the first quarter 2022 from the first quarter 2021, up $26,933, or 2%. Our overall gross margin for the first quarter 2022 decreased to 60%, from 61% in the first quarter 2021, primarily a result of unfavorable margin projects and slightly growing costs in our Document Conversion segment. These impacts more than offset the strengthening of margins in our Document Management segment, as further discussed below.

Cost of Software Revenues

Cost of software revenues consists primarily of labor costs of our software engineers and implementation consultants and third-party software licenses that are sold in connection with our core software applications. Cost of software revenues during the first quarter 2022 increased by $21,956, or 518%, from the first quarter 2021, due to the increase in revenues and implementations. Our gross margin for software revenues increased to 59% in the first quarter 2022 from 56% in the first quarter 2021. This increase was driven by changes in the software solution mix, with slightly higher margin solutions in the first quarter 2022 favorably compared to solutions sold in 2021, and more in line with the solutions sold the previous year, in 2020. As with our software revenues, we expect the volatility of this line item to continue as the frequency of on-premise software solution sales decreases over time.

Cost of Software as a Service

Cost of software as a service, or SaaS, consists primarily of technical support personnel, hosting services, and related costs. Cost of software as a service during the first quarter 2022 increased by $14,909, or 20%, over the first quarter 2021. This increase in the cost of SaaS was less than the increase in associated SaaS revenues, so our gross margin in the first quarter 2022 increased to 79% compared to 76% in the first quarter 2021, as a result of improved implementation efficiencies and continued scaling of hosting infrastructure.

Cost of Software Maintenance Services

Cost of software maintenance services consists primarily of technical support personnel and related costs. Cost of software maintenance services during the first quarter 2022 decreased by $6,088, or 25%, over the first quarter 2021 due to reduced support activity. As a result, our gross margin for software maintenance services increased to 95% in the first quarter 2022 compared to 93% in the first quarter 2021.

Cost of Professional Services

Cost of professional services consists primarily of compensation for employees performing the document conversion services, compensation of our software engineers and implementation consultants and related third-party costs. Cost of professional services during the first quarter 2022 increased by $13,929, or 2%, over the first quarter 2021, primarily due to unfavorable margin projects as well as the impact of inflation on entry level positions in the Document Conversion segment. As a result, our gross margins professional services decreased to 47% in the first quarter 2022 compared to 50% in the first quarter 2021. Gross margins related to consulting and document conversion services may vary widely, depending upon the nature of the project and the amount of labor it takes to complete a project.

Cost of Storage and Retrieval Services

Cost of storage and retrieval services consists primarily of compensation for employees performing the document storage and retrieval services, including logistics. Cost of storage and retrieval services decreased by $3,346, or 4%, in the first quarter 2022 compared to the first quarter 2021, due to unusually high incremental document destruction projects in 2021, partially offset by an increase in wages and training new warehouse personnel. Gross margins for our storage and retrieval services, which exclude the cost of facilities rental, maintenance, and related overheads, decreased to 69% in the first quarter 2022 compared to 71% in the first quarter 2021 primarily as a result of inefficiencies in training new warehouse personnel.

Operating Expenses

The following table sets forth our operating expenses for the periods indicated:

	Three months ended March 31, 2022	Three months ended March 31, 2021
Operating expenses:
General and administrative	$938,883	$1,039,026
Change in fair value of earnout liabilities	64,204	69,950
Transaction costs	70,051	-
Sales and marketing	352,114	290,311
Depreciation and amortization	114,110	94,884

Total operating expenses	$1,539,362	$1,494,171

General and Administrative Expenses

General and administrative expenses during the first quarter 2022 decreased by $100,143, or 10%, from the first quarter 2021, principally related to reduced bonuses for the first quarter, reduced third party professional fees, reduced travel, and also salary reductions from retirements and terminations. Our Document Conversion segment, in which our general and administrative expenses decreased to $537,620 in the first quarter 2022 from $552,516 in the first quarter 2021, was relatively flat at -3%, with reduced salaries and travel contributing. In our Document Management segment, our general and administrative expenses decreased to $401,263 in the first quarter 2022 compared to $486,511 in the first quarter 2021 due to decreases in bonuses, personnel expenses, and legal and accounting professional fees.

Change in Fair Value of Earnout Liabilities

Improvements in actual and forecast gross margin and revenue performance drove an adjustment in fair value of during the first quarter 2022 of $53,427 and $10,777 for Graphic Sciences and CEO, respectively, totaling $64,204 for 2022. The fair value adjustments were driven by updated assumptions to reflect the improved performance of both acquisitions against their threshold targets and a reduction of pandemic-related uncertainty. Improved gross margin performance at Graphic Science during the first quarter 2021 resulted in an adjustment to fair value of earnout liabilities of $69,950.

Significant Transaction Expenses

The significant transactions expenses during the first quarter 2022 were comprised of legal and consulting fees in connection with our acquisition of Yellow Folder, consummated on April 1, 2022. There were no significant transaction expenses during the first quarter 2021.

Sales and Marketing Expenses

Sales and marketing expenses during the first quarter 2022 increased by $61,803, or 21%, over the first quarter 2021. This increase was driven by the expansion of the sales and marketing teams during the first quarter 2022 compared to the first quarter 2021.

Depreciation and Amortization

Depreciation and amortization during the first quarter 2022 increased by $19,226, or 20%, over the first quarter 2021 as a result of additional assets acquired later in 2021, primarily the warehouse racking used by the Document Conversion segment.

Other Items of Income and Expense

Gain on Extinguishment of Debt

The $845,083 gain on extinguishment of debt in the first quarter 2021 reflects the full forgiveness of our PPP Note principal and interest by the SBA in January 2021.

Interest Expense, Net

Interest expense was $112,601 in the first quarter 2022 as compared to $113,044 during the first quarter 2021, representing a decrease of $443, or essentially flat, as expected, as there were no changes in the underlying notes payable.

Liquidity and Capital Resources

We have financed our operations primarily through a combination of cash on hand, cash generated from operations, borrowings from third parties and related parties, and proceeds from private sales of equity. Since 2012, and including our private offering in April 2022, discussed in Recent Developments, we have raised a total of approximately $26 million in cash through issuances of debt and equity securities. As of March 31, 2022, we had $2,172,758 in cash and cash equivalents, net working capital deficit of $1,517,958, and an accumulated deficit of approximately $21.7 million. The net working capital deficit is driven by current notes payable amounting to $1,807,128, net of unamortized debt discount and debt issuance costs.

In 2022, we engaged in several actions that significantly improved our liquidity and cash flows, including, on April 1, 2022:

●	acquiring the positive cash flow generated by Yellow Folder,

●	receiving aggregate gross proceeds of approximately $5.7 million from the private placement of our common stock (all which was used to acquire Yellow Folder), and

●	receiving approximately $3.0 million in proceeds from the issuance of 12% subordinated promissory notes due March 31, 2025, which we refer to as the 2022 notes (some of which was used to acquire Yellow Folder).

Of our existing debt, $2 million is due February 29, 2023 and approximately $3 million is due March 31, 2025. We also may have earnout payments of up to a maximum of $1,018,333 in the second quarter of 2022 and $833,333 in the second quarter of 2023. Our operating cash flow alone may be insufficient to meet these obligations in full in the first and second quarters of 2023. We have positive operating cash flow, and we believe we could seek additional debt or equity financing on acceptable terms. We believe that our balance sheet and financial statements would support a full or partial refinancing or other appropriate modification of the current promissory notes, such as an extension or conversion to equity. We are confident in our ability to prudently manage our current debt on terms acceptable to us.

Our ability to meet our capital needs in the short term will depend on many factors, including maintaining and enhancing our operating cash flow, successfully managing the transition of our recent acquisition of Yellow Folder, successfully retaining and growing our client base in the midst of general economic uncertainty, and managing any continuing effects of the COVID-19 pandemic on our business.

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

Indebtedness

As of March 31, 2022, our outstanding long-term indebtedness consisted of the 2020 notes issued to accredited investors on March 2, 2020, with an aggregate outstanding principal balance of $2,000,000 and accrued interest of $0. See Note 7 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report for further information on the 2020 notes. In addition, as of April 1, 2022, we issued additional long-term indebtedness consisting of approximately $3 million as part of the 2022 notes. For more information on the 2022 notes, see Note 15 to our condensed consolidated financial statements regarding subsequent events.

Capital Expenditures

There were no material commitments for capital expenditures at March 31, 2021.

Cash Provided by Operating Activities

Net cash provided by operating activities during the first quarter 2022 was $476,171, primarily attributable to the net loss adjusted for non-cash expenses of $463,783, a decrease in operating assets of $171,743 and a decrease in operating liabilities of $139,229. Net cash provided by operating activities during the first quarter 2021 was $326,869, primarily attributable to the net income adjusted for a gain, net of non-cash expenses, of $415,624, an increase in operating assets of $148,540 and an increase in operating liabilities of $48,261.

Cash Used by Investing Activities

Net cash used in investing activities in the first quarter 2022 was $56,043, primarily related to purchases of property and equipment. Net cash used in investing activities in the first quarter 2021 was $231,699, primarily related to purchases of property and equipment, including construction in progress.

Cash Provided by Financing Activities

There were no financing activities during the first quarter 2022 or 2021. The private placement of our common stock and issuance of promissory notes payable occurred on April 1, 2022, and these events are discussed further in Note 15 to our condensed consolidated financial statements.

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

Our critical accounting policies and estimates are set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There were no material changes to our critical accounting policies and estimates during the first quarter 2022.

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

Based on this evaluation, we concluded that, as of March 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Our business and operating results are subject to many risks, uncertainties and other factors. If any of these risks were to occur, our business, affairs, assets, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. There have been no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There have been no securities sold by the registrant during the quarterly period covered by this Quarterly Report on Form 10-Q that have not previously been disclosed on a Current Report on Form 8-K, except as set forth below.

On January 6, 2022, the Company issued 8,097 shares of restricted common stock to the non-employee directors of the Company as part of an annual compensation plan for directors. The grant of shares was not subject to vesting and was made in reliance on the exemption from registration available in Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”) for transactions by an issuer not involving any public offering.

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

INTELLINETICS, INC.

Dated:	May 16, 2022

By:	/s/ James F. DeSocio
James F. DeSocio
President and Chief Executive Officer

Dated: May 16, 2022

By:	/s/ Joseph D. Spain
Joseph D. Spain
Chief Financial Officer

