Form 10-Q
period 2022-06-30
INTELLINETICS, INC.
filed 2022-08-15
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

As of August 10, 2022, there were 4,073,757 shares of the issuer’s common stock outstanding, each with a par value of $0.001 per share.

INTELLINETICS, INC.

Form 10-Q

June 30, 2022

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(unaudited)
	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash	$2,113,189	$1,752,630
Accounts receivable, net	871,495	1,176,059
Accounts receivable, unbilled	435,079	444,782
Parts and supplies, net	85,133	76,691
Other contract assets	101,158	78,556
Prepaid expenses and other current assets	317,887	155,550
Total current assets	3,923,941	3,684,268

Property and equipment, net	1,092,306	1,091,780
Right of use assets	3,528,434	3,841,612
Intangible assets, net	4,674,800	968,496
Goodwill	5,789,821	2,322,887
Other assets	215,460	53,089
Total assets	$19,224,762	$11,962,132

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$367,569	$181,521
Accrued compensation	291,238	343,576
Accrued expenses, other	129,239	161,862
Lease liabilities - current	653,538	616,070
Deferred revenues	1,714,071	1,194,649
Deferred compensation	50,414	100,828
Earnout liabilities - current	728,853	958,818
Notes payable - current	1,859,730	-
Total current liabilities	5,794,652	3,557,324

Long-term liabilities:
Notes payable - net of current portion	2,022,932	1,754,527
Notes payable - related party - net of current portion	513,325	-
Lease liabilities - net of current portion	2,981,369	3,316,682
Earnout liabilities - net of current portion	-	671,863
Total long-term liabilities	5,517,626	5,743,072
Total liabilities	11,312,278	9,300,396

Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized; 4,073,757 and 2,823,072 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	4,074	2,823
Additional paid-in capital	29,941,019	24,297,229
Accumulated deficit	(22,032,609)	(21,638,316)
Total stockholders’ equity	7,912,484	2,661,736
Total liabilities and stockholders’ equity	$19,224,762	$11,962,132

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Revenues:
Sale of software	$11,105	$5,598	$75,596	$15,192
Software as a service	1,158,456	376,154	1,589,677	699,880
Software maintenance services	343,881	335,073	680,483	675,519
Professional services	1,625,765	1,897,780	3,213,713	3,550,243
Storage and retrieval services	276,436	295,041	559,686	604,031
Total revenues	3,415,643	2,909,646	6,119,155	5,544,865

Cost of revenues:
Sale of software	7,392	2,122	33,585	6,359
Software as a service	191,188	91,781	282,437	168,121
Software maintenance services	19,185	22,272	37,485	46,660
Professional services	918,542	861,267	1,766,709	1,695,505
Storage and retrieval services	90,318	118,137	178,084	209,249
Total cost of revenues	1,226,625	1,095,579	2,298,300	2,125,894

Gross profit	2,189,018	1,814,067	3,820,855	3,418,971

Operating expenses:
General and administrative	1,260,504	1,058,061	2,199,387	2,097,087
Change in fair value of earnout liabilities	52,301	7,261	116,505	77,211
Transaction costs	285,230	-	355,281	-
Sales and marketing	529,405	341,595	881,519	631,906
Depreciation and amortization	195,277	101,432	309,387	196,316

Total operating expenses	2,322,717	1,508,349	3,862,079	3,002,520

(Loss) income from operations	(133,699)	305,718	(41,224)	416,451

Other income (expense)
Gain on extinguishment of debt	-	-	-	845,083
Interest expense	(240,468)	(113,271)	(353,069)	(226,315)

Total other income (expense), net	(240,468)	(113,271)	(353,069)	618,768

(Loss) income before income taxes	(374,167)	192,447	(394,293)	1,035,219

Net (loss) income	$(374,167)	$192,447	$(394,293)	$1,035,219

Basic net (loss) income per share:	$(0.09)	$0.07	$(0.11)	$0.37
Diluted net (loss) income per share:	$(0.09)	$0.06	$(0.11)	$0.33

Weighted average number of common shares outstanding - basic	4,073,757	2,823,072	3,455,761	2,822,870
Weighted average number of common shares outstanding - diluted	4,073,757	3,104,334	3,455,761	3,105,602

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2021	2,823,072	$2,823	$24,228,074	$(22,153,495)	$2,077,402

Stock Option Compensation	-	-	23,098	-	23,098

Net Income	-	-	-	192,447	192,447

Balance, June 30, 2021	2,823,072	$2,823	$24,251,172	$(21,961,048)	$2,292,947

Balance, March 31, 2022	2,831,169	$2,831	$24,377,681	$(21,658,442)	$2,722,070

Stock Option Compensation	-	-	102,992	-	102,992

Stock Issued	1,242,588	1,243	5,739,515	-	5,740,758

Equity Issuance Costs	-	-	(492,182)	-	(492,182)

Warrants Issued and Extended	-	-	213,013	-	213,013

Net Loss	-	-	-	(374,167)	(374,167)

Balance, June 30, 2022	4,073,757	$4,074	$29,941,019	$(22,032,609)	$7,912,484

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2020	2,810,865	$2,811	$24,147,488	$(22,996,267)	$1,154,032

Stock Issued to Directors	12,207	12	57,488	-	57,500

Stock Option Compensation	-	-	46,196	-	46,196

Net Income	-	-	-	1,035,219	1,035,219

Balance, June 30, 2021	2,823,072	$2,823	$24,251,172	$(21,961,048)	$2,292,947

Balance, December 31, 2021	2,823,072	$2,823	$24,297,229	$(21,638,316)	$2,661,736

Stock Issued to Directors	8,097	8	57,492	-	57,500

Stock Option Compensation	-	-	125,952	-	125,952

Stock Issued	1,242,588	1,243	5,739,515	-	5,740,758

Equity Issuance Costs	-	-	(492,182)	-	(492,182)

Warrants Issued and Extended	-	-	213,013	-	213,013

Net Loss	-	-	-	(394,293)	(394,293)

Balance, June 30, 2022	4,073,757	$4,074	$29,941,019	$(22,032,609)	$7,912,484

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021

Cash flows from operating activities:
Net (loss) income	$(394,293)	$1,035,219
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	309,387	196,316
Bad debt expense (recovery)	2,327	(11,453)
Parts and supplies reserve change	-	9,000
Amortization of deferred financing costs	90,801	51,869
Amortization of debt discount	53,332	53,333
Amortization of right of use asset	313,178	292,051
Stock issued for services	57,500	57,500
Stock options compensation	125,952	46,196
Gain on extinguishment of debt	-	(845,083)
Change in fair value of earnout liabilities	116,505	77,211
Changes in operating assets and liabilities:
Accounts receivable	370,617	(197,792)
Accounts receivable, unbilled	9,703	11,447
Parts and supplies	(8,442)	9,862
Prepaid expenses and other current assets	(137,192)	(86,495)
Accounts payable and accrued expenses	64,641	229,409
Lease liabilities, current and long-term	(297,845)	(288,728)
Deferred compensation	(50,414)	-
Accrued interest, current and long-term	-	442
Deferred revenues	(553,108)	(53,184)
Total adjustments	466,942	(448,099)
Net cash provided by operating activities	72,649	587,120

Cash flows from investing activities:
Cash paid to acquire business	(6,383,269)	-
Capitalized software	(171,205)	-
Purchases of property and equipment	(98,199)	(399,638)
Net cash used in investing activities	(6,652,673)	(399,638)

Cash flows from financing activities:
Payment of earnout liabilities	(1,018,333)	(954,733)
Proceeds from issuance of common stock	5,740,758	-
Offering costs paid on issuance of common stock and notes	(746,342)	-
Proceeds from notes payable	2,364,500	-
Proceeds from notes payable - related parties	600,000	-
Net cash provided by (used in) financing activities	6,940,583	(954,733)

Net increase (decrease) in cash	360,559	(767,251)
Cash - beginning of period	1,752,630	1,907,882
Cash - end of period	$2,113,189	$1,140,631

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$208,935	$121,339
Cash paid during the period for income taxes	9,576	2,088

Supplemental disclosure of non-cash financing activities:
Discount on notes payable for warrants	$169,900	$-
Discount on notes payable - related parties for warrants	43,113	-
Warrants issued and extended for common stock issuance costs	412,500	-
Right-of-use asset obtained in exchange for operating lease liability	-	1,483,962

Supplemental disclosure of non-cash investing activities relating to business acquisitions:
Accounts receivable	$68,380	$-
Prepaid expenses	38,913	-
Property and equipment	30,018	-
Intangible assets	3,888,000	-
Goodwill	3,466,934	-
Accounts payable	(36,446)	-
Deferred revenues	(1,072,530)	-
Total purchase price of acquisition	6,383,269	-
Cash used in business acquisition	$6,383,269	$-

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

Our digital transformation products and services are provided through two reporting segments: Document Management and Document Conversion. Our Document Management segment, which includes the Yellow Folder, LLC (“Yellow Folder”) asset acquisition in April 2022 and the CEO Imaging Systems, Inc. (“CEO Image”) asset acquisition in April 2020, consists primarily of solutions involving our software platform, allowing customers to capture and manage their documents across operations such as scanned hard-copy documents and digital documents including those from Microsoft Office 365, digital images, audio, video and emails. Our Document Conversion segment, which includes and primarily consists of the Graphic Sciences acquisition, provides assistance to customers as a part of their overall document strategy to convert documents from one medium to another, predominantly paper to digital, including migration to our software solutions, as well as long-term storage and retrieval services. Our solutions create value for customers by making it easy to connect business-critical documents to the people who need them by making those documents easy to find and access, while also being secure and compliant with the customers’ audit requirements. Solutions are sold both directly to end-users and through resellers.

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

Significant estimates and assumptions include valuation allowances related to receivables, accounts receivable -unbilled, the recoverability of long-term assets, depreciable lives of property and equipment, purchase price allocations for acquisitions, fair value for goodwill and intangibles, the lease liabilities, estimates of the realizable value deferred taxes and related valuation allowances. Our management monitors these risks and assesses our business and financial risks on a quarterly basis.

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

We categorize revenue as software, software as a service, software maintenance services, professional services, and storage and retrieval services. We earn the majority of our revenue from the sale of professional services, followed by the sale of software maintenance services and software as a service. We apply our revenue recognition policies as required in accordance with ASC 606 based on the facts and circumstances of each category of revenue, including applying these policies to our revenues from Yellow Folder. More detail regarding each category of revenue is contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC filed on March 24, 2022.

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

The following table present changes in our contract assets during the six months ended June 30, 2022 and 2021:

	Balance at Beginning of Period	Revenue Recognized in Advance of Billings	Billings	Balance at End of Period
Six months ended June 30, 2022
Accounts receivable, unbilled	$444,782	$1,501,726	$(1,511,429)	$435,079

Six months ended June 30, 2021
Accounts receivable, unbilled	$523,522	$1,944,919	$(1,956,366)	$512,075

	Balance at Beginning of Period	Commissions Paid	Commissions Recognized	Balance at End of Period
Six months ended June 30, 2022
Other contract assets	$78,556	$52,310	$(29,708)	$101,158

Six months ended June 30, 2021
Other contract assets	$31,283	$24,824	$(19,944)	$36,163

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

Remaining performance obligations represent the transaction price from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 98% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. As of June 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations for software as a service and software maintenance contracts with a duration greater than one year was $32,015. As of December 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations for software as a service and software maintenance contracts with a duration greater than one year was $16,835. This does not include revenue related to performance obligations that are part of a contract whose original expected duration is one year or less.

The following table presents changes in our contract liabilities during the six months ended June 30, 2022 and 2021:

	Balance at Beginning of Period	Addition from acquisition (Note 4)	Billings	Recognized Revenue	Balance at End of Period
Six months ended June 30, 2022
Contract liabilities: Deferred revenue	$1,194,649	$860,456	$3,166,205	$(3,507,239)	$1,714,071

Six months ended June 30, 2021
Contract liabilities: Deferred revenue	$996,131	$-	$2,141,905	$(2,195,089)	$942,947

Parts and Supplies

Parts and supplies are valued at the lower of cost or net realizable value. Costs are determined using the first-in, first-out method. Parts and supplies are used for scanning and document conversion services. A provision for potentially obsolete or slow-moving parts and supplies inventory is made based on parts and supplies levels, future sales forecasted and management’s judgment of potentially obsolete parts and supplies. We recorded an allowance of $24,000 at June 30, 2022 and December 31, 2021.

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

Recoverability is assessed based on comparing the carrying amount of the asset to the aggregate pre-tax undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group. Impairment is recognized when the carrying amount is not recoverable and exceeds the fair value of the asset or asset group. The impairment loss, if any, is measured as the amount by which the carrying amount exceeds fair value, which for this purpose is based upon the discounted projected future cash flows of the asset or asset group. There was no impairment of long-lived assets in the three or six month periods ended 2022 or 2021.

Purchase Accounting Related Fair Value Measurements

We allocate the purchase price, including contingent consideration, of our acquisitions to the assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition, with the exception of acquired contract assets and contract liabilities, which are measured under ASC 606. Such fair market value assessments are primarily based on third-party valuations using assumptions developed by management that require significant judgments and estimates that can change materially as additional information becomes available. The purchase price allocated to intangibles is based on unobservable factors, including but not limited to, projected revenues, expenses, customer attrition rates, a weighted average cost of capital, among others. The weighted average cost of capital uses a market participant’s cost of equity and after-tax cost of debt and reflects the risks inherent in the cash flows. The approach to valuing the initial contingent consideration associated with the purchase price also uses similar unobservable factors such as projected revenues and expenses over the term of the contingent earn-out period, discounted for the period over which the initial contingent consideration is measured, and volatility rates. We finalize the purchase price allocation once certain initial accounting valuation estimates are finalized, and no later than 12 months following the acquisition date.

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

Stock-Based Compensation

We account for stock-based payments in accordance with ASC 718, “Compensation - Stock Compensation,” which requires that such equity instruments be measured at their fair values on the grant date. Stock-based payments to employees include grants of stock that are recognized in the condensed consolidated statement of operations based on their fair values at the date of grant.

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

Software Development Costs

We design, develop, test, market, license, and support new software products and enhancements of current products. We continuously monitor our software products and enhancements to remain compatible with standard platforms and file formats. In accordance with ASC 985-20 “Costs of Software to be Sold, Leased or Otherwise Marketed,” we expense software development costs, including costs to develop software products or the software component of products to be sold, leased, or marketed to external users, before technological feasibility is reached. Once technological feasibility has been established, certain software development costs incurred during the application development stage are eligible for capitalization. Based on our software development process, technical feasibility is established upon completion of a working model. Technological feasibility is typically reached shortly before the release of such products. Such costs in the amount of $43,771 were capitalized during the second quarter and six month period 2022. No such costs were capitalized during the six month period 2021.

In accordance with ASC 350-40, “Internal-Use Software,” we capitalize purchase and implementation costs of internal use software. Once an application has reached development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable that the expenditure will result in additional functionality. Such costs in the amount of $98,037 and $127,434 were capitalized during the three and six months ended June 30, 2022. No such costs were capitalized during the six month period 2021.

Capitalized costs are stated at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the related assets on a straight-line basis, which is three years. At June 30, 2022 and December 31, 2021, our condensed consolidated balance sheets included $200,676 and $38,305, respectively, in other long-term assets.

For the three and six months ended June 30, 2022 and 2021, our expensed software development costs were $62,208 and $114,959, respectively, and $95,374 and $197,569, respectively.

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

In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805). This ASU requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. Adoption of the ASU should be applied prospectively. The Company elected to early adopt ASU 2021-08 on a prospective basis during the second quarter of 2022 in connection with the purchase price allocation for the Yellow Folder acquisition (see Note 5).

No other Accounting Standards Updates that have been issued but are not yet effective are expected to have a material effect on our future condensed consolidated financial statements.

Advertising

We expense the cost of advertising as incurred. Advertising expense for the three and six months ended June 30, 2022 and 2021 amounted to $9,052 and $9,500, respectively, and $366 and $1,041, respectively.

(Loss) Earnings Per Share

Basic income or loss per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted income or loss per share is computed by dividing net income or loss by the diluted weighted average number of shares of common stock outstanding during the period. The diluted weighted average number of shares gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share exclude all diluted potential shares if their effect is anti-dilutive, including warrants or options which are out-of-the-money and for those periods with a net loss. The three and six months ended June 30, 2022 reported net losses, while the three and six months ended June 30, 2021 reported net income.

We have outstanding warrants and stock options which have not been included in the calculation of diluted net loss per share for the three and six months ended June 30, 2022 because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for each period are the same.

Income Taxes

We file a consolidated federal income tax return with our subsidiaries. The provision for income taxes is computed by applying statutory rates to income before taxes.

Deferred income taxes are recognized for the tax consequences in future years of temporary differences between the financial reporting and tax bases of assets and liabilities as of each period-end based on enacted tax laws and statutory rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A 100% valuation allowance has been established on deferred tax assets at June 30, 2022 and December 31, 2021, due to the uncertainty of our ability to realize future taxable income.

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

Segment Information

Operating segments are defined in the criteria established under the FASB ASC Topic 280 as components of public Operating segments are defined in the criteria established under the ASC 280, “Segment Reporting,” as components of public entities that engage in business activities from which they may earn revenues and incur expenses for which separate financial information is available and which is evaluated regularly by our chief operating decision maker (“CODM”) in deciding how to assess performance and allocate resources. Our CODM assesses performance and allocates resources based on two operating segments: Document Management and Document Conversion. These segments contain individual business components that have been combined on the basis of common management, customers, solutions offered, service processes and other economic characteristics. We currently have immaterial intersegment sales. We evaluate the performance of our segments based on gross profits.

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

Information by operating segment is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Revenues
Document Management	$1,572,854	$791,004	$2,487,804	$1,526,822
Document Conversion	1,842,789	2,118,642	3,631,351	4,018,043
Total revenues	$3,415,643	$2,909,646	$6,119,155	$5,544,865

Gross profit
Document Management	$1,326,345	$638,169	$2,012,823	$1,225,700
Document Conversion	862,673	1,175,898	1,808,032	2,193,271
Total gross profit	$2,189,018	$1,814,067	$3,820,855	$3,418,971

Capital additions, net
Document Management	$144,717	$-	$175,801	$38,116
Document Conversion	39,244	165,455	93,600	361,522
Total capital additions, net	$183,961	$165,455	$269,401	$399,638

	June 30, 2022	December 31, 2021
Goodwill
Document Management	$3,989,645	$522,711
Document Conversion	1,800,176	1,800,176
Total goodwill	$5,789,821	$2,322,887

	June 30, 2022	December 31, 2021
Total assets
Document Management	$9,616,801	$2,233,419
Document Conversion	9,607,961	9,728,713
Total assets	$19,224,762	$11,962,132

Statement of Cash Flows

For purposes of reporting cash flows, cash includes cash on hand and demand deposits held by banks.

4. Business Combinations

On April 1, 2022, we entered into an asset purchase agreement to acquire substantially all of the assets of Yellow Folder. The acquisition was accounted for in accordance with GAAP and was made to expand our market share in the digital transformation industry and due to synergies of product lines and services between the Companies.

The purchase price has been preliminarily allocated to assets acquired and liabilities assumed based on the estimated fair value of such assets and liabilities at the date of acquisitions as follows:

Assets acquired:
Accounts receivable	$68,380
Prepaid expenses	38,913
Property and equipment	30,018
Intangible assets (see Note 5)	3,888,000
4,025,311
Liabilities assumed:
Accounts payable	36,446
Deferred revenue	1,072,530
1,108,976

Total identifiable net assets	2,916,335

Purchase price	6,383,269

Goodwill - Excess of purchase price over fair value of net assets acquired	$3,466,934

The purchase price of $6,383,269 was paid in cash. Goodwill in the amount of $3,466,934 was recognized in the acquisition of Yellow Folder and is attributable to the cash flows of the business derived from our potential to outperform the market due to its existing relationship and other synergies created within the Company.

Acquisition costs which include legal and other professional fees of $285,230 and $355,281 for the three and six months ended June 30, 2022, respectively, were expensed as nonrecurring transaction costs and are included in transaction costs in the accompanying condensed consolidated statements of operations.

As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded. The finalization of the purchase accounting assessment may result in changes in the valuation of assets acquired and liabilities assumed and may have an impact on the Company’s results of operations and financial position.

The following unaudited pro forma information presents a summary of the condensed consolidated results of operations for the Company as if the acquisition of Yellow Folder had occurred on January 1, 2021.

	For the Three months ended
	(unaudited)	(unaudited)
	June 30, 2022	June 30, 2021
Total revenues	$3,415,643	$3,589,859

Net (loss) income	$(374,167)	$167,562

Basic net (loss) income per share	$(0.09)	$0.04
Diluted net (loss) income per share	$(0.09)	$0.04

	For the Six months ended
	(unaudited)	(unaudited)
	June 30, 2022	June 30, 2021
Total revenues	$6,897,007	$6,881,801

Net (loss) income	$(359,777)	$970,627

Basic net (loss) income per share	$(0.09)	$0.24
Diluted net (loss) income per share	$(0.09)	$0.22

The unaudited pro forma consolidated results are based on our historical financial statements and those of Yellow Folder and do not necessarily indicate the results of operations that would have resulted had the acquisition actually been completed at the beginning of the applicable period presented. The pro forma financial information assumes that the companies were combined as of January 1, 2021.

The following tables present the amounts of revenue and earnings of Yellow Folder since the acquisition date included in the condensed consolidated income statement for the reporting period.

	For the three months ended June 30,	For the six months ended June 30,
	2022	2022
Yellow Folder:
Total revenues	$790,368	$790,368
Net income	$196,559	$196,559

5. Intangible Assets, Net

At June 30, 2022, intangible assets consisted of the following:

	Estimated		Accumulated
	Useful Life	Costs	Amortization	Net
Trade names	10 years	$297,000	$(32,217)	$264,783
Proprietary technology	10 years	861,000	(21,525)	839,475
Customer relationships	5-15 years	4,091,000	(520,458)	3,570,542
		$5,249,000	$(574,200)	$4,674,800

At December 31, 2021, intangible assets consisted of the following:

	Estimated		Accumulated
	Useful Life	Costs	Amortization	Net
Trade names	10 years	$119,000	$(21,817)	$97,183
Customer relationships	5-8 years	1,242,000	(370,687)	871,313
		$1,361,000	$(392,504)	$968,496

Amortization expense for the three and six months ended June 30, 2022 and June 30, 2021, amounted to $127,577 and $181,696, respectively, and $54,119 and $108,238, respectively. The following table represents future amortization expense for intangible assets subject to amortization.

For the Twelve Months Ending June 30,	Amount
2023	$510,308
2024	510,308
2025	505,941
2026	431,441
2027	326,108
Thereafter	2,390,694
$4,674,800

6. Fair Value Measurements

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

The carrying values of cash and equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of its short maturity. Management believes that the carrying value of the 2020 Notes and 2022 Notes approximate fair value given that, while there has been change in the overall economic environment, there has not been significant net availability of credit to Company.

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

The following table provides a summary of the changes in fair value of the earnout liabilities for the three and six months ended June 30, 2022:

Three months ended June 30, 2022
Fair value at March 31, 2022	$1,694,885
Payment	(1,018,333)
Change in fair value	52,301
Fair value at June 30, 2022	$728,853

Six months ended June 30, 2022
Fair value at December 31, 2021	$1,630,681
Payment	(1,018,333)
Change in fair value	116,505
Fair value at June 30, 2022	$728,853

Three months ended June 30, 2021
Fair value at March 31, 2021	$2,513,950
Payment	(954,733)
Change in fair value	7,261
Fair value at June 30, 2021	$1,566,478

Six months ended June 30, 2021
Fair value at December 31, 2020	$2,444,000
Payment	(954,733)
Change in fair value	77,211
Fair value at June 30, 2021	$1,566,478

The fair values of amounts owed are recorded in the current and long-term portions of earnout liabilities in our condensed consolidated balance sheets. Changes in fair value are recorded in change in fair value of earnout liabilities in our condensed consolidated statements of operations.

7. Property and Equipment

Property and equipment are comprised of the following:

	June 30, 2022	December 31, 2021
Computer hardware and purchased software	$1,548,504	$1,494,918
Leasehold improvements	369,861	295,230
Furniture and fixtures	71,325	71,325
	1,989,690	1,861,473
Less: accumulated depreciation	(897,384)	(769,693)
Property and equipment, net	$1,092,306	$1,091,780

Total depreciation expense on our property and equipment for the three and six months ended June 30, 2022 and 2021 amounted to $67,699 and $127,691, respectively, and $47,313 and $88,078, respectively.

8. Notes Payable – Unrelated Parties

Summary of Notes Payable to Unrelated Parties

The table below summarizes all notes payable at June 30, 2022 and December 31, 2021, respectively, with the exception of related party notes disclosed in Note 9 “Notes Payable - Related Parties.”

	June 30, 2022	December 31, 2021
2022 Unrelated Notes	$2,364,500	$-
2020 Notes	2,000,000	2,000,000
Total notes payable	$4,364,500	$2,000,000
Less unamortized debt issuance costs	(410,727)	(121,029)
Less unamortized debt discount	(71,111)	(124,444)
Less current portion	(1,859,730)	-
Long-term portion of notes payable	$2,022,932	$1,754,527

Future minimum principal payments of the Notes Payable to Unrelated Parties are as follows:

As of June 30,	Amount
2023	$2,000,000
2024	-
2025	2,364,500
Total	$4,364,500

As of June 30, 2022 and December 31, 2021, accrued interest for these notes payable with the exception of the related party notes in Note 9, “Notes Payable - Related Parties,” was $0. As of June 30, 2022 and December 31, 2021, unamortized deferred financing costs and unamortized debt discount were reflected within short and long term liabilities on the condensed consolidated balance sheets, netted with the corresponding notes payable balance.

With respect to all notes outstanding (other than the notes to related parties), interest expense, including the amortization of debt issuance costs and debt discount, for the three and six months ended June 30, 2022 and 2021 was $214,589 and $327,190, respectively, and $113,271 and $226,315, respectively.

2022 Unrelated Notes

On April 1, 2022, we sold $2,364,500 in 12% Subordinated Notes (“2022 Unrelated Notes”) to unrelated accredited investors. The entire outstanding principal and accrued interest of the 2022 Notes are due and payable on March 30, 2025. Interest on the 2022 Unrelated Notes accrues at the rate of 12% per annum, payable quarterly in cash, beginning on June 30, 2022. Any accrued but unpaid quarterly installment of interest will accrue interest at the rate of 14.0% per annum. Any overdue principal and accrued and unpaid interest at the maturity date will accrue a mandatory default penalty of 20% of the outstanding principal balance and an interest rate of 14% per annum from the maturity date until paid in full. We used a portion of the net proceeds from the private placement offering to finance the acquisition of Yellow Folder and the remaining net proceeds for working capital and general corporate purposes.

2020 Notes

On March 2, 2020, we sold 2,000 units, at an offering price of $1,000 per unit, to accredited investors in a private placement offering, with each unit consisting of $1,000 in 12% Subordinated Notes (“2020 Notes”) and 40 shares of our common stock, for aggregate gross proceeds of $2,000,000. The entire outstanding principal and accrued interest of the 2020 Notes are due and payable on February 28, 2023. Interest on the 2020 Notes accrues at the rate of 12% per annum, payable quarterly in cash, beginning on June 30, 2021. Any accrued but unpaid quarterly installment of interest will accrue interest at the rate of 14.0% per annum. Any overdue principal and accrued and unpaid interest at the maturity date will accrue a mandatory default penalty of 20% of the outstanding principal balance and an interest rate of 14% per annum from the maturity date until paid in full. We used a portion of the net proceeds from the private placement offering to finance the acquisitions of Graphic Sciences and CEO Image and the remaining net proceeds for working capital and general corporate purposes. We recognized a debt discount of $320,000 for the 80,000 shares issued in conjunction with the units. The amortization of the debt discount, which will be recognized over the life of the 2020 Notes as interest expense, for the three and six months ended June 30, 2022 and 2021 was $26,667 and $53,333, respectively.

PPP Note

On April 15, 2020, we were issued an unsecured promissory note (“PPP Note”) under the Paycheck Protection Program through PNC Bank with a principal amount of $838,700. The term of the PPP Note Payable was two years, with an interest rate of 1.0% per annum deferred for the first six months. We received notice on January 20, 2021 that the Small Business Administration had forgiven the full amount of principal and interest of the PPP Note, and we have recognized a gain on extinguishment of debt of $0 and $845,083 for the three and six months ended June 30, 2021.

9. Notes Payable - Related Parties

Summary of Notes Payable to Related Parties

The table below summarizes all notes payable to related parties at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Notes payable – “2022 Related Notes”	$600,000	$-
Less unamortized debt issuance costs	(86,675)	-
Less current portion	-	-
Long-term portion of notes payable	$513,325	$-

Future minimum principal payments of the 2022 Notes to related parties are as follows:

As of June 30,	Amount
2025	$600,000
Total	$600,000

As of June 30, 2022 and December 31, 2021, accrued interest for these notes payable – related parties was $0. As of June 30, 2022 and December 31, 2021, unamortized deferred financing costs and unamortized debt discount were reflected within long term liabilities on the condensed consolidated balance sheets.

With respect to all notes payable – related parties outstanding, interest expense, including the amortization of debt issuance costs, for the three and six months ended June 30, 2022 was $25,879. For the three and six months ended June 30, 2021, there was no interest expense in connection with notes payable – related parties.

2022 Related Notes

On April 1, 2022, we issued 12% Subordinated Notes in an aggregate principal amount of $600,000 (the “2022 Related Notes”) to Robert Taglich (holding more than 5% beneficial interest in the Company’s Shares). The entire outstanding principal and accrued interest of the 2022 Related Notes are due and payable on March 30, 2025. Interest on the 2022 Related Notes accrues at the rate of 12% per annum, payable quarterly in cash, beginning on June 30, 2022. Any accrued but unpaid quarterly installment of interest will accrue interest at the rate of 14.0% per annum. Any overdue principal and accrued and unpaid interest at the maturity date will accrue a mandatory default penalty of 20% of the outstanding principal balance and an interest rate of 14% per annum from the maturity date until paid in full. We used a portion of the net proceeds from the private placement offering to finance the acquisition of Yellow Folder and the remaining net proceeds for working capital and general corporate purposes.

10. Deferred Compensation

Pursuant to an employment agreement, we have accrued incentive cash compensation for one of our founders totaling $50,414 as of June 30, 2022 and $100,828 as of December 31, 2021. During the three and six months ended June 30, 2022, we paid $30,248 and $50,414, respectively, in deferred incentive compensation, which amount was reflected as a reduction in our deferred compensation liability. We made no deferred incentive compensation payments during the six months ended June 30, 2021.

11. Commitments and Contingencies

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

Employment Agreements

We have entered into employment agreements with three of our key executives, including one of our founders. Under their respective employment agreements, the executives are employed on an “at-will” basis and are bound by typical confidentiality, non-solicitation and non-competition provisions. Deferred compensation for one founder remains outstanding as of June 30, 2022.

Operating Leases

On January 1, 2010, we entered into an agreement to lease 6,000 rentable square feet of office space in Columbus, Ohio. The lease commenced on January 1, 2010 and, pursuant to a lease extension dated September 18, 2021, the lease expires on December 31, 2028. The monthly rental payment is $4,950, with gradually higher annual increases each January up to $5,850 for the final year.

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

The following table sets forth the future minimum lease payments under these operating leases:

For the six months ending June 30,	Amount
2023	$936,408
2024	910,374
2025	875,986
2026	890,264
2027	443,008
Thereafter	346,110
$4,402,150

Lease costs charged to operations for the three months ended June 30, 2022 and 2021 amounted to $243,301 and $260,907, respectively, and for the six months ended June 30, 2022 and 2021 amounted to $486,602 and $498,982, respectively. Included in the lease costs for the three and six months ended June 30, 2022 were short-term lease costs of $4,814 and $9,627, respectively. The following table sets forth additional information pertaining to our leases:

For the six months ending June 30, 2022:
Operating cash flows from operating leases	$307,471
Weighted average remaining lease term – operating leases	4.9 years
Weighted average discount rate – operating leases	7.0%

Because these leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments.

12. Stockholders’ Equity

Common Stock

As of June 30, 2022, 4,073,757 shares of common stock were issued and outstanding, 255,958 shares of common stock were reserved for issuance upon the exercise of outstanding warrants, and 497,330 shares of common stock were reserved for issuance under our 2015 Equity Incentive Plan, as amended (the “2015 Plan”).

Private Placement 2022

On April 1, 2022, we entered into a Securities Purchase Agreement with certain accredited investors, pursuant to which we issued and sold (i) 1,242,588 shares of the Company’s Common Stock, at a price of $4.62 per share, for aggregate gross proceeds of $5,740,756 and (ii) $2,964,500 in 12% Subordinated Notes, for aggregate gross proceeds of $8,705,256 for the combined private placement. We used a portion of the net proceeds of the offering to finance the acquisition of Yellow Folder, and intend to use the remaining net proceeds for working capital and general corporate purposes, including potentially debt reduction and other future acquisitions.

We retained Taglich Brothers, Inc. as the exclusive placement agent for the private placement. In compensation, we paid the placement agent a cash payment of 8% of the gross proceeds of the offering, along with warrants to purchase shares of Company common stock, an extension of its existing warrants, and reimbursement for the placement agent’s reasonable out of pocket expenses, FINRA filing fees and related legal fees. On April 1, 2022, the Company paid the placement agent cash in the amount of $696,420 and issued the placement agent warrants to purchase 124,258 shares at an exercise price at $4.62 per share, which are exercisable for a period of five years after issuance, contain customary cashless exercise provisions and anti-dilution protection and are entitled to limited piggyback registration rights. In addition, we agreed to extend the expiration date of all currently outstanding warrants previously issued to the placement agent and/or its assignees to March 30, 2027. Debt issuance costs of $165,406 were recorded for the issuance of the April 1, 2022 warrants, utilizing the Black-Scholes valuation model. The fair value of warrants issued was determined to be $3.91. Debt issuance costs of $47,607 were recorded for the extension of the exercise period for existing unexpired warrants to March 30, 2027, utilizing the Black-Scholes valuation model. The fair value of warrants affected was determined to be from $3.30 to $3.97. Underwriting paid-in-capital charges of $492,181 and debt issuance costs of $254,160 was recorded for the placement agent cash fee and other related legal fees. Amortization of the debt issuance costs for this private placement offering was recorded at $38,931 for the three and six months ended June 30, 2022.

Private Placement 2020

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

In connection with the private placement offering, we paid the placement agent $440,000 in cash, equal to 8% of the gross proceeds of the offering, along with 95,500 warrants to purchase shares of our common stock and reimbursement for the placement agent’s reasonable out of pocket expenses, FINRA filing fees and related legal fees. The warrants are exercisable at an exercise price at $4.00 per share for a period of five years after issuance, contain customary cashless exercise provisions and anti-dilution protection and are entitled to limited piggyback registration rights. Underwriting expense of $236,761 and debt issuance costs of $135,291 were recorded for the issuance of the March 2, 2020 warrants, utilizing the Black-Scholes valuation model. The fair value of warrants issued was determined to be $3.90. Underwriting expense of $307,867 and debt issuance costs of $175,924 was recorded for the placement agent cash fee and other related legal fees. Amortization of the debt issuance costs for this private placement offering was recorded at $25,935 for the three months ended June 30, 2022 and 2021, and at $51,869 for the six months ended June 30, 2022 and 2021.

Warrants

The following sets forth the warrants to purchase our common stock that were outstanding as of June 30, 2022:

●	Warrants to purchase 3,000 shares of common stock at an exercise price of $15.00 per share exercisable until March 30, 2027, issued to certain 5% stockholders.

●	Warrants to purchase 17,200 shares of common stock at an exercise price of $12.50 per share exercisable until March 30, 2027, issued to the placement agent in connection with private placements of our convertible promissory notes.

●	Warrants to purchase 16,000 shares of common stock at an exercise price of $9.00 per share exercisable until March 30, 2027, issued to the placement agent in connection with private placements of our convertible promissory notes.

●	Warrants to purchase 95,500 shares of common stock at an exercise price of $4.00 per share exercisable until March 30, 2027, issued to the placement agent in connection with private placements of our promissory notes.

●	Warrants to purchase 124,258 shares of common stock at an exercise price of $4.62 per share exercisable until March 30, 2027, issued to the placement agent in connection with private placements of our promissory notes.

Warrants to purchase 124,258 shares of common stock were issued during the six months ended June 30, 2022 at a fair value determined to be $3.91 per warrant utilizing the Black-Scholes valuation model. The estimated value of the warrants issued during the six months ended June 30, 2022, as well as the assumptions that were used in calculating such values, were based on estimates at the issuance date in the table below. No warrants were issued during the six months ended June 30, 2021.

Warrants Issued April 1, 2022
Risk-free interest rate	2.55%
Weighted average expected term	5 years
Expected volatility	116.32%
Expected dividend yield	0.00%

13. Stock-Based Compensation

From time to time, we issue stock options and restricted stock as compensation for services rendered by our directors and employees.

Restricted Stock

On January 6, 2022 and February 15, 2021, we issued 8,097 shares and 12,207 shares, respectively, of restricted common stock to our directors as part of their annual compensation plan. The grants of restricted common stock were made outside the 2015 Plan and were not subject to vesting. Stock compensation of $57,500 was recorded on this issuance of restricted common stock for the six months ended June 30, 2022 and 2021.

Stock Options

On April 14, 2022, we granted employees stock options to purchase 220,587 shares at an exercise price of $6.08 per share in accordance with the 2015 Plan, with vesting continuing until 2025. The total fair value of $1,152,470 for these stock options is being recognized over the requisite service period. We did not make any stock option grants during the six months ended June 30, 2021.

The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2022 was $5.22. The weighted average assumptions that were used in calculating such values during the six months ended June 30, 2022, as well as the assumptions that were used in calculating such values, were based on estimates at the grant date in the table as follows:

Grant Date April 1, 2022
Risk-free interest rate	2.82%
Weighted average expected term	6 years
Expected volatility	116.60%
Expected dividend yield	0.00%

A summary of stock option activity during the six months ended June 30, 2022 and 2021 is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2022	144,860	$5.61	8 years	$19,200
Granted	220,587	6.08
Outstanding at June 30, 2022	365,447	$5.89	9 years	$19,200

Exercisable at June 30, 2022	68,335	$7.32	7 years	$19,200

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2021	145,360	$5.61	9 years	$19,200

Outstanding at June 30, 2021	145,360	$5.61	9 years	$19,200

Exercisable at June 30, 2021	41,560	$9.34	7 years	$19,200

During the three and six months ended June 30, 2022 and 2021, stock-based compensation for options was $22,960 and $102,992, respectively, and $23,098 and $46,196, respectively.

As of June 30, 2022 and December 31, 2021, there was $1,257,138 and $230,620, respectively, of total unrecognized compensation costs related to stock options granted under our stock option agreements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of three years. The total fair value of stock options that vested during the six months ended June 30, 2022 and 2021 was $10,238 and $10,800, respectively.

14. Concentrations

Revenues from a limited number of customers have accounted for a substantial percentage of our total revenues. During the three months ended June 30, 2022 and 2021, our largest customer, the State of Michigan, accounted for 35% and 45%, respectively, of our total revenues, and our second largest customer, Rocket Mortgage, accounted for 6% and 9%, respectively, of our total revenues. During the six months ended June 30, 2022 and 2021, our largest customer, the State of Michigan, accounted for 37% and 48%, respectively, of our total revenues, and our second largest customer, Rocket Mortgage, accounted for 8% and 10%, respectively, of our total revenues.

For the three months ended June 30, 2022 and 2021, government contracts represented approximately 49% and 59%, respectively, of our net revenues. For the six months ended June 30, 2022 and 2021, government contracts represented approximately 54% and 64%, respectively, of our net revenues. A significant portion of our sales to resellers represent ultimate sales to government agencies.

As of June 30, 2022, accounts receivable concentrations from our two largest customers were 51% and 8% of our gross accounts receivable, respectively by customer. Accounts receivable balances from our two largest customers at June 30, 2022 have been partially collected. As of December 31, 2021, accounts receivable concentrations from our two largest customers were 65% and 7% of gross accounts receivable, respectively by customer.

15. Certain Relationships and Related Transactions

We retained Taglich Brothers, Inc. as the exclusive placement agent for the private placement offering discussed in Note 8 and Note 12. In compensation, the Company paid the placement agent a cash payment of 8% of the gross proceeds of the offering, along with warrants to purchase shares of Company common stock, an extension of its existing warrants, and reimbursement for the placement agent’s reasonable out of pocket expenses, FINRA filing fees and related legal fees. On April 1, 2022, the Company paid the placement agent cash in the amount of $696,420 and issued the placement agent warrants to purchase 124,258 shares at an exercise price at $4.62 per share, which are exercisable for a period of five years after issuance, contain customary cashless exercise provisions and anti-dilution protection and are entitled to limited piggyback registration rights. In addition, we agreed to extend the expiration date of all currently outstanding warrants previously issued to the placement agent and/or its assignees to March 30, 2027.

We retained Taglich Brothers, Inc. on an exclusive basis to render financial advisory and investment banking services to us in connection with our acquisition of Yellow Folder. Pursuant to an Engagement Agreement, dated May 1, 2020, we paid Taglich Brothers, Inc. a success fee of $200,000 as a result of the successful completion of the acquisition of Yellow Folder, LLC assets.

We did not participate in any related person transactions during the three and six months ended June 30, 2021.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial conditions and results of operations should be read together with our condensed consolidated financial statements and notes thereto included in Part I, Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q, and with the condensed consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods. Any forward-looking statements in this discussion and analysis should be read in conjunction with the information set forth in “Note Regarding Forward-Looking Statements” elsewhere herein. In this Quarterly Report, we sometimes refer to the three and six month periods ended June 30, 2022 as the second quarter 2022 and the six month period 2022 respectively, and to the three and six month periods ended June 30, 2021 as the second quarter 2021 and the six month period 2021.

Company Overview

We are a document services and solutions software company serving both the small-to-medium business and governmental sectors. On April 1, 2022, we made a significant business acquisition of Yellow Folder that has significantly impacted our financial operations and grown our business operations. For further information about this acquisition, please see Note 4 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

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

How We Evaluate our Business Performance and Opportunities

There has been no material change during the six month period 2022 to the major qualitative and quantitative factors we consider in the evaluation of our operating results as set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — How We Evaluate our Business Performance and Opportunities” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Recent Developments

On April 1, 2022, we acquired substantially all of the assets of Yellow Folder, LLC, a Texas limited liability company (“Yellow Folder”). Located in Dallas, Yellow Folder is a document solutions company that specializes in the K-12 education market. The purchase price for Yellow Folder was approximately $6.5 million in cash, on a cash-free, debt-free basis, and subject to a post-closing net working capital adjustment. More details regarding the Yellow Folder acquisition are set forth in Note 4 and in the Current Report on Form 8-K filed by the Company on April 5, 2022.

Also on April 1, 2022, we completed a private offering with certain accredited investors, pursuant to which we issued and sold (i) 1,242,588 shares of our common stock, at a price of $4.62 per share, for aggregate gross proceeds of $5,740,756 and (ii) $2,964,500 in 12% subordinated notes, for aggregate gross proceeds of $8,705,256 for the combined private placement (the “2022 Offering”). We used a portion of the net proceeds of the 2022 Offering to finance the acquisition of Yellow Folder described above, and intend to use the remaining net proceeds for working capital and general corporate purposes, including potentially debt reduction or other future acquisitions. More details regarding the 2022 Offering are set forth in Note 12 and in the Current Report on Form 8-K filed by the Company on April 5, 2022.

On April 14, 2022, we issued incentive stock option awards to purchase an aggregate of 220,587 shares, with an exercise price of $6.08 per share, to seven members of our executive and management teams, subject to three-year vesting and in accordance with the terms and conditions of our 2015 Equity Incentive Plan. More details regarding the stock option awards are set forth in Note 13 and in the Current Report on Form 8-K filed by the Company on April 20, 2022.

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

Executive Overview of Results

The biggest factors in the changes in our results of operations during the second quarter 2022 compared to the second quarter 2021, and the six month period 2022 compared to the six month period 2021 was our acquisition of Yellow Folder on April 1, 2022. Our results for the second quarter 2022 include the results of Yellow Folder operations for the full period, while our six month period 2022 results include only the second quarter results of Yellow Folder operations. Our 2021 results do not include Yellow Folder operations. Without Yellow Folder, revenues were down $216,078, or 4%, due to challenges at Graphic Sciences in hiring and unfavorable project mix from 2021. This shortfall in professional services was partially offset by continued strength in software as a service, which, excluding Yellow Folder, grew 30% year over year for the six month period 2022.

Below are our key financial results for the second quarter 2022 (consolidated unless otherwise noted):

●	Revenues were $3,415,643, representing revenue growth of 17% year over year.

●	Cost of revenues was $1,226,625, an increase of 12% year over year.

●	Operating expenses (excluding cost of revenues) were $2,322,717, an increase of 54% year over year.

●	Loss from operations was $133,699, compared to income from operations of $305,718 in second quarter 2021.

●	Net loss was $374,167 with basic and diluted net loss per share of $0.09, compared to net income was $192,447 in second quarter 2021.

●	Second quarter 2022 included $285,230 of transaction costs.
●	Second quarter 2022 included $52,301 of earnout fair value adjustments, compared to $7,261 for 2021.

●	Operating cash used was $403,522, compared to cash provided by operations of $260,251 in second quarter 2021.

●	Capital expenditures were $42,156, compared to $231,699 in second quarter 2021.

Below are our key financial results for the six month period 2022 (consolidated unless otherwise noted):

●	Revenues were $6,119,155, representing revenue growth of 10% year over year.

●	Cost of revenues was $2,298,300, an increase of 8% year over year.

●	Operating expenses (excluding cost of revenues) were $3,862,079, an increase of 29% year over year.

●	Loss from operations was $41,224, compared to income from operations of $416,451 for the six month period 2021.

●	Net loss was $394,293 with basic and diluted net loss per share of $0.11, compared to net income of $1,035,219 for the six month period 2021.

●	2021 included other income of $845,083 for forgiveness of the PPP loan and interest.
●	Six month period 2022 included $355,281 of transaction costs.
●	Six month period 2022 included $116,505 of earnout fair value adjustments, compared to $77,211 for 2021.

●	Net cash provided by operating activities was $72,649, compared to $587,120 for the six month period 2021.

●	Capital expenditures were $98,199, compared to $399,638 for the six month period 2021.

●	As of June 30, 2022, we had 139 employees, including 26 part-time employees, compared to 115 employees, including 10 part-time employees, as of June 30, 2021.

Reportable Segments

We have two reportable segments: Document Management and Document Conversion. These reportable segments are discussed above under “Company Overview.”

Results of Operations

Revenues

The following table sets forth our revenues by reportable segment for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Revenues by segment
Document Management	$1,572,854	$791,004	$2,487,804	$1,526,822
Document Conversion	1,842,789	2,118,642	3,631,351	4,018,043
Total revenues	$3,415,643	$2,909,646	$6,119,155	$5,544,865

Gross profit by segment
Document Management	$1,326,345	$638,169	$2,012,823	$1,225,700
Document Conversion	862,673	1,175,898	1,808,302	2,193,271
Total gross profit	$2,189,018	$1,814,067	$3,820,855	$3,418,971

The following table sets forth our revenues by revenue source for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Revenues:
Sale of software	$11,105	$5,598	$75,596	$15,192
Software as a service	1,158,456	376,154	1,589,677	699,880
Software maintenance services	343,881	335,073	680,483	675,519
Professional services	1,625,765	1,897,780	3,213,713	3,550,243
Storage and retrieval services	276,436	295,041	559,686	604,031
Total revenues	$3,415,643	$2,909,646	$6,119,155	$5,544,865

Our total revenues in the second quarter 2022 increased by 505,997, or 17%, over our second quarter 2021 revenues, driven primarily by the acquisition of Yellow Folder. Yellow Folder added $790,368 revenue for the second quarter 2022. The remaining new decrease in total revenues for the second quarter is attributable to growth in software and software as a service being more than offset by weakness in professional services and storage and retrieval, as further described below. The increase in total revenues for the six months ended June 30, 2022 is driven by the same factors.

Sale of Software Revenues

Revenues from the sale of software principally consist of sales of additional or upgraded software licenses and applications to existing customers and resellers. Yellow Folder does not sell revenue in this category. Revenues from the sale of software, which are reported as part of our Document Management segment, increased by $5,507, or 98%, the second quarter 2022 compared to the second quarter 2021, and increased by $60,404, or 398% during the six month period 2022 compared to the six month period 2021.

This increase was due to timing of large direct sales projects, with favorable comparisons to the small project volume the same periods in 2021. We expect the volatility of this revenue line item to continue as the frequency of on-premise software solution sales decreases over time and project timing is unpredictable.

Software as a Service Revenues

We provide access to our software solutions as a service, accessible through the internet. Our customers typically enter into our software as a service agreement for periods of one year or more. Under these agreements, we generally provide access to the applicable software, data storage and related customer assistance and support. Revenues from the sale of software as a service, which are reported as part of our Document Management segment increased by $782,302, or 208%, in the second quarter 2022 compared to the second quarter 2021 and increased by $889,797, or 127% in the six month period 2022 compared to the six month period 2021. This increase was primarily the result of the Yellow Folder acquisition, which contributed $681,359, or 87% of the increase, plus most new customers choosing a cloud-based solution, as well as expanded data storage, user seats, and hosting fees for existing customers.

Software Maintenance Services Revenues

Software maintenance services revenues consist of fees for post-contract customer support services provided to license (premise-based) holders through support and maintenance agreements. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. A substantial portion of these revenues were generated from renewals of maintenance agreements, which typically run on a year-to-year basis. Yellow Folder does not sell revenue in this category. Revenues from the sale of software maintenance services, which are reported as part of our Document Management segment, increased by $8,808, or 3%, in the second quarter 2022 compared to the second quarter 2021 and increased by $4,964, or 1%, in the six month period 2022 compared to the six month period 2021. This small increase in these revenues in 2022 compared to the 2021 was driven by expansion of services with existing customers and price increases being partially offset by normal attrition and certain customers migrating their premise solution to our cloud solution, resulting maintenance and support agreements decreasing and software as a service increasing.

Professional Services Revenues

Professional services revenues consist of revenues from document scanning and conversion services, consulting, discovery, training, and advisory services to assist customers with document management needs, as well as repair and maintenance services for customer equipment. These revenues include arrangements that do not involve the sale of software. Of our professional services revenues during the second quarter 2022 and six month period 2022, $1,602,151 and $3,107,464, respectively, were derived from our Document Conversion operations and $23,614 and $106,249, respectively, were derived from our Document Management operations. Our overall professional services revenues decreased by $272,015, or 14%, in the second quarter 2022 compared to the second quarter 2021 and decreased by $336,530, or 9%, in the six month period 2022 compared to the six month period 2021. This decrease is the result initial COVID impacts to customers and staff at Graphic Sciences in the first quarter 2022, and in the six month period 2022 our challenges hiring staff to ramp up production and fulfill the large backlog of project work. The decrease was exacerbated by an unfavorable mix of project work during 2022 to date. The decrease was partially offset by the contribution of $73,210 revenue from Yellow Folder.

Storage and Retrieval Services Revenues

Graphic Sciences and Yellow Folder provides document storage and retrieval services to customers, primarily in Michigan. Revenues from storage and retrieval services, which are reported as part of our Document Conversion segment, decreased by $18,605, or 6%, in the second quarter 2022 compared to the first quarter 2021 and decreased by $44,345, or 7%, during the six month period 2022 compared to the six month period 2021. This decrease was the result of a significant reduction in volume of work from our largest storage and retrieval customer, Rocket Mortgage, due to the significant slowdown in the home mortgage and refinancing industry, as well as unusually high project work in 2021 including shredding of documents approved for destruction. Yellow Folder revenue partially offset the decrease by $35,799 in revenue contribution.

Costs of Revenues and Gross Profits

The following table sets forth our cost of revenues by reportable segment for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Cost of revenues by segment
Document Management	$246,509	$152,835	$474,981	$301,122
Document Conversion	980,116	942,744	1,823,319	1,824,772
Total cost of revenues	$1,226,625	$1,095,579	$2,298,300	$2,125,894

The following table sets forth our cost of revenues, by revenue source, for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Cost of revenues:
Sale of software	$7,392	$2,122	$33,585	$6,359
Software as a service	191,188	91,781	282,437	168,121
Software maintenance services	19,185	22,272	37,485	46,660
Professional services	918,542	861,267	1,766,709	1,695,505
Storage and retrieval services	90,318	118,137	178,084	209,249
Total cost of revenues	$1,226,625	$1,095,579	$2,298,300	$2,125,894

Our total cost of revenues during the second quarter 2022 increased by $131,046, or 12%, over second quarter 2021 and increased by $172,406, or 8%, during the six month period 2022 over the six month period 2021. Our cost of revenues for our Document Management segment increased by $93,674, or 61%, in the second quarter 2022 compared to the second quarter 2021 and increased $173,859, or 58%, in the six month period 2022 compared to the six month period 2021 primarily due to the impact of Yellow Folder in that segment. Our cost of revenues for our Document Conversion segment increased by $37,372, or 4%, in the second quarter 2022 compared to the second quarter 2021 and decreased by $1,453, or 0%, during the six month period 2022 compared to the six month period 2021 primarily due to the COVID impact and staffing challenges at Graphic Sciences, including staffing up in the second quarter 2022.

Our overall gross profit increased to 64% in the second quarter 2022 from 62% in the second quarter 2021, and stayed level at 62% for the six month period 2022 and the six month period 2021. The increase in the mix of software as a service revenue was the principal driver of the increase, due to the addition of Yellow Folder and overall strong margins in the Document Management segment, partially offset by margin erosion in the Document Conversion segment, driven by unfavorable project work at Graphic Sciences.

Cost of Software Revenues

Cost of software revenues consists primarily of labor costs of our software engineers and implementation consultants and third-party software licenses that are sold in connection with our core software applications. Cost of software revenues during the second quarter 2022 increased by $5,270, or 248%, from the second quarter 2021, and increased by $27,226, or 428%, from the six month period 2021, due to the increase in revenues and implementations. Our gross margin for software revenues decreased to 33% from 62% in the second quarter 2021 and decreased to 56% from 58% the six month period 2021. The decrease in margin percent in the second quarter 2022 was driven by unfavorable changes in the software solution mix with weaker margin solutions, and impacted by larger percentage swings on small dollar values. Yellow Folder had no impact to this category.

Cost of Software as a Service

Cost of software as a service, or SaaS, consists primarily of technical support personnel, hosting services, and related costs. Cost of software as a service during the second quarter 2022 increased by $99,407, or 108%, over the second quarter 2021 and increased by $114,316, or 68%, during the six month period 2022 over the six month period 2021. This increase in the cost of SaaS was less than the increase in associated SaaS revenues, so our gross margin in the second quarter 2022 increased to 83% compared to 76% in the second quarter 2021 and to 82% in the six month period 2022 compared to 76% during the six month period 2021, as a result of strong margins without Yellow Folder, at 79% during the six month period 2022, plus favorable Yellow Folder impact.

Cost of Software Maintenance Services

Cost of software maintenance services consists primarily of technical support personnel and related costs. Cost of software maintenance services during the second quarter 2022 decreased by $3,087, or 14%, over the second quarter 2021 and decreased by $9,175, or 20%, in the six month period 2022 over the six month period 2021, due primarily to reduced support activity. As a result, our gross margin for software maintenance services increased to 94% in both the second quarter 2022 and the six month period 2022 compared to 93% in the second quarter 2021 and the six month period 2021, respectively.

Cost of Professional Services

Cost of professional services consists primarily of compensation for employees performing the document conversion services, compensation of our software engineers and implementation consultants and related third-party costs. Cost of professional services during the second quarter 2022 increased by $57,275, or 7%, over the second quarter 2021 and increased in the six month period 2022 by $71,204, or 4%, over the six month period 2021, primarily due to an unfavorable mix of projects combined with the staffing challenges at Graphic Sciences. As a result, our gross margins professional services decreased to 44% in the second quarter 2022 compared to 55% in the second quarter 2021 and decreased to 45% during the six month period 2022 compared to 52% in the six month period 2021. Gross margins related to consulting services may vary widely, depending upon the nature of the consulting project and the amount of labor it takes to complete a project. Yellow Folder contributed a slight erosion to the overall margin with $46,611 costs in the second quarter and six month period 2022 at 36% margin.

Cost of Storage and Retrieval Services

Cost of storage and retrieval services consists primarily of compensation for employees performing the document storage and retrieval services, including logistics, provided by Graphic Sciences and to a much lesser extent, Yellow Folder. Cost of storage and retrieval services decreased by $27,819, or 24%, in the second quarter 2022 compared to the second quarter 2021, and decreased by $31,165, or 15%, during the six month period 2022 compared to the six month period 2021. The decrease was due to additional labor costs in 2021 associated with our 2021 warehouse consolidation, as well as costs decreasing in proportion to revenue project volume. Gross margins for our storage and retrieval services, which exclude the cost of facilities rental, maintenance, and related overheads, increased to 67% in the second quarter 2022 compared to 60% in the second quarter 2021 and increased to 68% during six month period 2022 compared to 65% in the six month period 2021. Yellow Folder did not have a material impact, contributing costs of $7,315, or 8% of the cost in the second quarter 2022.

Operating Expenses

The following table sets forth our operating expenses for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Operating expenses:
General and administrative	$1,260,504	$1,058,061	$2,199,387	$2,097,087
Change in fair value of earnout liabilities	52,301	7,261	116,505	77,211
Transaction costs	285,230	-	355,281	-
Sales and marketing	529,405	341,595	881,519	631,906
Depreciation and amortization	195,277	101,432	309,387	196,316

Total operating expenses	$2,322,717	$1,508,349	$3,862,079	$3,002,520

General and Administrative Expenses

General and administrative expenses during the second quarter 2022 increased by $202,443, or 19%, over the second quarter 2021, and increased in the six month period 2022 by $102,300, or 5%, over the six month period 2021, principally related to the addition of Yellow Folder expenses in the second quarter 2022. This was primarily reflected in our Document Management segment, in which our general and administrative expenses increased to $688,861 and $1,083,124 in the second quarter 2022 and the six month period 2022, respectively, from $374,049 and $856,197 in the second quarter 2021 and the six month period 2021, respectively. In our Document Conversion segment, our general and administrative expenses decreased to $571,643 in the second quarter 2022 compared to $684,013 in the second quarter 2021, and decreased to $1,116,263 in the six month period 2022 compared to $1,240,890 in the six month period 2021.

Change in Fair Value of Earnout Liabilities

Fair value adjustments amounted to $52,301 in the second quarter 2022 and $116,505 for the six month period 2022. The fair value adjustments were driven by updated assumptions to reflect the improved performance of both acquisitions against their threshold targets, a reduction of pandemic-related uncertainty, and the decreasing impact of time value of money. During the first quarter 2021, improved gross margin performance at Graphic Science resulted in an adjustment to fair value of earnout liabilities of $69,950. Improved revenue performance at CEO Image during the six month period 2021 resulted in an adjustment to fair value of earnout liabilities of $7,261, for a total adjustment of $77,211 in the six month period 2021.

Transaction Expenses

The transactions expenses during the second quarter and six month period 2022 were comprised of investment banker success fees, as well as legal and consulting fees, in connection with our acquisition of Yellow Folder. There were no transaction expenses during the six month period 2021.

Sales and Marketing Expenses

Sales and marketing expenses during the second quarter 2022 increased by $197,977, or 58%, over the second quarter 2021 and increased by $259,780, or 41%, during the six month period 2022 over the six month period 2021. This increase was primarily driven by the inclusion of the sales and marketing expenses Yellow Folder during the second quarter 2022, as well as adding two sales representatives.

Depreciation and Amortization

Depreciation and amortization during the second quarter 2022 increased by $93,845, or 93%, over the second quarter 2021 and increased by $113,071, or 58%, during the six month period 2022 over the six month period 2021 as a result of amortization of new intangible assets related to the Yellow Folder acquisition. The incremental amortization amounted to $73,458 in the second quarter and six month period 2022. Depreciation on the new Yellow Folder assets acquired was a much smaller impact, at $5,717 for the same periods relative to 2021.

Other Items of Income and Expense

Gain on Extinguishment of Debt

The $845,083 gain on extinguishment of debt during the six month period 2021 reflects the full forgiveness of the principal and interest on our PPP Note by the SBA in January 2021.

Interest Expense, Net

Interest expense increased by $123,881, or 109%, in the second quarter 2022 as compared to the second quarter 2021, and increased by $123,438, or 55% during the six month period 2022 as compared to the six month period 2021. The increase resulted from incremental interest expense on increased net debt following the April 1, 2022 private placement of securities.

Liquidity and Capital Resources

We have financed our operations primarily through a combination of cash on hand, cash generated from operations, borrowings from third parties and related parties, and proceeds from private sales of equity. Since 2012, and including our private offering in April 2022, discussed in Recent Developments, we have raised a total of approximately $26.5 million in cash through issuances of debt and equity securities. As of June 30, 2022, we had approximately $2.1 million in cash and cash equivalents, net working capital deficit of $1.9 million, and an accumulated deficit of $22 million. In June 2022, we paid $1,018,333 in annual earnout liabilities.

In 2022, we engaged in several actions that significantly improved our liquidity and cash flows, including, on April 1, 2022:

●	acquiring the positive cash flow generated by Yellow Folder,

●	receiving aggregate gross proceeds of approximately $5.7 million from the private placement of our common stock (all which was used to acquire Yellow Folder), and

●	receiving approximately $3.0 million in proceeds from the issuance of 12% subordinated promissory notes due March 30, 2025, which we refer to as the 2022 notes (some of which was used to acquire Yellow Folder).

Of our existing debt, $2 million is due February 29, 2023 and approximately $3 million is due March 30, 2025. We also may have earnout payments of up to a maximum $833,333 in the second quarter of 2023. Our operating cash flow alone may be insufficient to meet these obligations in full in the first and second quarters of 2023. We have positive operating cash flow, and we believe we could seek additional debt or equity financing on acceptable terms. We believe that our balance sheet and financial statements would support a full or partial refinancing or other appropriate modification of the current promissory notes, such as an extension or conversion to equity. We are confident in our ability to prudently manage our current debt on terms acceptable to us.

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

Indebtedness

As of June 30, 2022, our outstanding long-term indebtedness consisted of:

●	The 2020 Notes issued to accredited investors on March 2, 2020, with an aggregate outstanding principal balance of $2,000,000 and accrued interest of $0.
●	The 2022 Notes issued to accredited investors on April 1, 2022, with an aggregate outstanding principal balance of $2,964,500 and accrued interest of $0.

See Note 8 and Note 9 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report for further information on the 2022 Notes and 2020 Notes.

Capital Expenditures

There were no material commitments for capital expenditures at June 30, 2022.

Cash Provided by and Used in Operating Activities

Net cash provided by operating activities during the six month period 2022 was $72,649, primarily attributable to the net loss adjusted for non-cash expenses of $1,068,982, a decrease in operating assets of $234,686 and a decrease in operating liabilities of $836,726. Net cash provided by operating activities during the six month period 2021 was $587,120, primarily attributable to net income adjusted for non-cash expenses of $73,060, an increase in operating assets of $262,978 and a decrease in operating liabilities of $112,061.

Cash Used by Investing Activities

Net cash used in investing activities in the six month period 2022 was $6,652,673, primarily $6,383,269 related to cash paid to acquire Yellow Folder, as well as $171,205 in capitalized software. Net cash used in investing activities in the six month period 2021 was $399,638, primarily related to purchases of racking property and equipment for the new Sterling Heights, MI warehouse.

Cash Provided by Financing Activities

Net cash provided by financing activities during the six month period 2022 amounted to $6,940,583, as the result of cash generated from the sale of common stock of $5,740,758 and from new borrowings of $2,964,500, partially offset by issuance costs of $746,342, as well as a further offset of $1,018,333 in earnout liability payments.

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

Our critical accounting policies and estimates are set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There were no material changes to our critical accounting policies and estimates during the second quarter 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) at the end of the period covered by this Quarterly Report.

Based on this evaluation, we concluded that, as of June 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Incorporation by reference
Exhibit No.	Description of Exhibit	Form	Date	Exhibit

2.1	Asset Purchase Agreement, dated as of April 1, 2022, by and among Intellinetics, Inc., 16th Fairway, LLC, TAG 2103 Investment Trust, Elderly Moose, LLC, and Double Wolves, Inc. (2.1)	8-K	April 5, 2022	2.1

4.1	Form of Placement Agent Warrants, issued April 1, 2022	8-K	April 5, 2022	4.1

10.1	Form of Securities Purchase Agreement, dated April 1, 2022	8-K	April 5, 2022	10.1

10.2	Form of 12% Subordinated Convertible Notes, dated April 1, 2022	8-K	April 5, 2022	10.2

10.3	Registration Rights Agreement, dated April 1, 2022	8-K	April 5, 2022	10.3

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.).

101.SCH*	XBRL Taxonomy Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLINETICS, INC.

Dated:	August 15, 2022

By:	/s/ James F. DeSocio
James F. DeSocio
President and Chief Executive Officer

Dated:	August 15, 2022

By:	/s/ Joseph D. Spain
Joseph D. Spain
Chief Financial Officer

