Form 10-Q
period 2022-09-30
INTELLINETICS, INC.
filed 2022-11-14
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

(614) 921-8170

(Registrant’s telephone number, including area code)

(Former name and former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	INLX	NYSE American

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

As of November 10, 2022, there were 4,073,757 shares of the issuer’s common stock outstanding, each with a par value of $0.001 per share.

INTELLINETICS, INC.

Form 10-Q

September 30, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the documents incorporated into this report by reference contain forward-looking statements. In addition, from time to time we may make additional forward-looking statements in presentations, at conferences, in press releases, in other reports and filings and otherwise. Forward-looking statements are all statements other than statements of historical facts, including statements that refer to plans, intentions, objectives, goals, targets, strategies, hopes, beliefs, projections, prospects, expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. The words “may,” “could,” “should,” “would,” “will,” “project,” “intend,” “continue,” “believe,” “anticipate,” “estimate,” “forecast,” “expect,” “plan,” “potential,” “opportunity,” “scheduled,” “goal,” “target,” and “future,” variations of such words, and other comparable terminology and similar expressions and references to future periods are often, but not always, used to identify forward-looking statements. Examples of forward-looking statements include, among other things, statements about the following:

●	the ongoing effect of the novel coronavirus pandemic (“COVID-19”), including its macroeconomic effects on our business, operations, and financial results; and the effect of governmental lockdowns, restrictions and new regulations on our operations and processes;

●	our prospects, including our future business, revenues, expenses, net income, earnings per share, margins, profitability, cash flow, cash position, liquidity, financial condition and results of operations, backlog of orders and revenue, our targeted growth rate, our goals for future revenues and earnings, and our expectations about realizing the revenues in our backlog and in our sales pipeline;

●	the effects on our business, financial condition and results of operations of current and future economic, business, market and regulatory conditions, including the current global inflation and other economic and market conditions, and their effects on our customers and their capital spending and ability to finance purchases of our products, services, technologies and systems;

●	our expectation that the shift from an offline to online world will continue to benefit our business;

●	our ability to integrate our recent acquisitions and any future acquisitions, grow their businesses and obtain the expected financial and operational benefits from those businesses;

●	the effects of fluctuations in sales on our business, revenues, expenses, net income, earnings per share, margins, profitability, cash flow, capital expenditures, liquidity, financial condition and results of operations;

●	our products, services, technologies and systems, including their quality and performance in absolute terms and as compared to competitive alternatives, their benefits to our customers and their ability to meet our customers’ requirements, and our ability to successfully develop and market new products, services, technologies and systems;

●	our markets, including our market position and our market share;

●	our ability to successfully develop, operate, grow and diversify our operations and businesses;

●	our business plans, strategies, goals and objectives, and our ability to successfully achieve them;

●	the sufficiency of our capital resources, including our cash and cash equivalents, funds generated from operations, availability credit and financing arrangements and other capital resources, to meet our future working capital, capital expenditure, lease and debt service and business growth needs;

●	the value of our assets and businesses, including the revenues, profits and cash flow they are capable of delivering in the future;

●	the amount and timing of revenue recognition from customer contracts with commitments for performance obligations, including our estimate of the remaining amount of commitments and when we expect to recognize revenues;

●	industry trends and customer preferences and the demand for our products, services, technologies and systems; and

●	the nature and intensity of our competition, and our ability to successfully compete in our markets.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(unaudited)
	September 30,	December 31,
	2022	2021

ASSETS
Current assets:
Cash	$3,776,627	$1,752,630
Accounts receivable, net	853,930	1,176,059
Accounts receivable, unbilled	491,946	444,782
Parts and supplies, net	74,540	76,691
Other contract assets	122,754	78,556
Prepaid expenses and other current assets	324,555	155,550
Total current assets	5,644,352	3,684,268

Property and equipment, net	1,070,724	1,091,780
Right of use assets	3,365,575	3,841,612
Intangible assets, net	4,547,223	968,496
Goodwill	5,789,821	2,322,887
Other assets	341,942	53,089
Total assets	$20,759,637	$11,962,132

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$263,427	$181,521
Accrued compensation	389,150	343,576
Accrued expenses, other	116,231	161,862
Lease liabilities - current	672,159	616,070
Deferred revenues	2,998,647	1,194,649
Deferred compensation	20,166	100,828
Earnout liabilities - current	757,347	958,818
Notes payable - current	1,912,331	-
Total current liabilities	7,129,458	3,557,324

Long-term liabilities:
Notes payable - net of current portion	2,053,984	1,754,527
Notes payable - related party - net of current portion	521,205	-
Lease liabilities - net of current portion	2,805,971	3,316,682
Earnout liabilities - net of current portion	-	671,863
Total long-term liabilities	5,381,160	5,743,072
Total liabilities	12,510,618	9,300,396

Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized; 4,073,757 and 2,823,072 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	4,074	2,823
Additional paid-in capital	30,060,018	24,297,229
Accumulated deficit	(21,815,073)	(21,638,316)
Total stockholders’ equity	8,249,019	2,661,736
Total liabilities and stockholders’ equity	$20,759,637	$11,962,132

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Revenues:
Sale of software	$18,390	$58,779	$93,986	$73,971
Software as a service	1,211,407	352,192	2,801,084	1,052,072
Software maintenance services	352,892	336,732	1,033,375	1,012,251
Professional services	2,007,613	2,165,030	5,221,326	5,715,273
Storage and retrieval services	269,325	258,629	829,011	862,660
Total revenues	3,859,627	3,171,362	9,978,782	8,716,227

Cost of revenues:
Sale of software	10,647	3,691	44,232	10,050
Software as a service	207,502	73,596	489,939	241,717
Software maintenance services	19,024	18,270	56,509	64,930
Professional services	1,028,074	1,042,249	2,794,783	2,765,241
Storage and retrieval services	88,195	117,835	266,279	299,597
Total cost of revenues	1,353,442	1,255,641	3,651,742	3,381,535

Gross profit	2,506,185	1,915,721	6,327,040	5,334,692

Operating expenses:
General and administrative	1,333,285	1,027,932	3,532,672	3,125,019
Change in fair value of earnout liabilities	28,494	-	144,999	77,211
Transaction costs	-	-	355,281	-
Sales and marketing	192,540	372,399	1,374,059	1,004,305
Depreciation and amortization	193,863	105,923	503,250	302,239

Total operating expenses	2,048,182	1,506,254	5,910,261	4,508,774

Income from operations	458,003	409,467	416,779	825,918

Other income (expense)
Gain on extinguishment of debt	-	-	-	845,083
Interest expense	(240,467)	(113,030)	(593,536)	(339,345)

Total other (expense) income, net	(240,467)	(113,030)	(593,536)	505,738

Income (loss) before income taxes	217,536	296,437	(176,757)	1,331,656

Income tax benefit	-	-	-	-

Net income (loss)	$217,536	$296,437	$(176,757)	$1,331,656

Basic net income (loss) per share:	$0.05	$0.11	$(0.05)	$0.47
Diluted net income (loss) per share:	$0.05	$0.10	$(0.05)	$0.43

Weighted average number of common shares outstanding - basic	4,073,757	2,823,072	3,664,024	2,822,938
Weighted average number of common shares outstanding - diluted	4,695,162	3,104,334	3,664,024	3,105,175

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2021	2,823,072	$2,823	$24,251,172	$(21,961,048)	$2,292,947

Stock Option Compensation	-	-	23,098	-	23,098

Net Income	-	-	-	296,437	296,437

Balance, September 30, 2021	2,823,072	$2,823	$24,274,270	$(21,664,611)	$2,612,482

Balance, June 30, 2022	4,073,757	$4,074	$29,941,019	$(22,032,609)	$7,912,484

Stock Option Compensation	-	-	118,999	-	118,999

Net Income	-	-	-	217,536	217,536

Balance, September 30, 2022	4,073,757	$4,074	$30,060,018	$(21,815,073)	$8,249,019

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2020	2,810,865	$2,811	$24,147,488	$(22,996,267)	$1,154,032

Stock Issued to Directors	12,207	12	57,488	-	57,500

Stock Option Compensation	-	-	69,294	-	69,294

Net Income	-	-	-	1,331,656	1,331,656

Balance, September 30, 2021	2,823,072	$2,823	$24,274,270	$(21,664,611)	$2,612,482

Balance, December 31, 2021	2,823,072	$2,823	$24,297,229	$(21,638,316)	$2,661,736

Stock Issued to Directors	8,097	8	57,492	-	57,500

Stock Option Compensation	-	-	244,951	-	244,951

Stock Issued	1,242,588	1,243	5,739,515	-	5,740,758

Equity Issuance Costs	-	-	(492,182)	-	(492,182)

Warrants Issued and Extended	-	-	213,013	-	213,013

Net Loss	-	-	-	(176,757)	(176,757)

Balance, September 30, 2022	4,073,757	$4,074	$30,060,018	$(21,815,073)	$8,249,019

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021

Cash flows from operating activities:
Net (loss) income	$(176,757)	$1,331,656
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	503,250	302,239
Bad debt expense (recovery)	22,370	(10,304)
Parts and supplies reserve change	-	9,000
Amortization of deferred financing costs	155,667	77,804
Amortization of debt discount	79,999	80,000
Amortization of right of use asset	476,037	472,402
Stock issued for services	57,500	57,500
Stock option compensation	244,951	69,294
Gain on extinguishment of debt	-	(845,083)
Change in fair value of earnout liabilities	144,999	77,211
Changes in operating assets and liabilities:
Accounts receivable	368,139	(145,824)
Accounts receivable, unbilled	(47,164)	(129,553)
Parts and supplies	2,151	12,357
Prepaid expenses and other current assets	(147,995)	(81,880)
Accounts payable and accrued expenses	45,403	254,784
Lease liabilities, current and long-term	(454,622)	(464,528)
Deferred compensation	(80,662)	-
Accrued interest, current and long-term	-	442
Deferred revenues	731,468	340,732
Total adjustments	2,101,491	76,593
Net cash provided by operating activities	1,924,734	1,408,249

Cash flows from investing activities:
Cash paid to acquire business	(6,383,269)	-
Capitalized software	(315,148)	-
Purchases of property and equipment	(142,903)	(532,151)
Net cash used in investing activities	(6,841,320)	(532,151)

Cash flows from financing activities:
Payment of earnout liabilities	(1,018,333)	(954,733)
Proceeds from issuance of common stock	5,740,758	-
Offering costs paid on issuance of common stock and notes	(746,342)	-
Proceeds from notes payable	2,364,500	-
Proceeds from notes payable - related parties	600,000	-
Net cash provided by (used in) financing activities	6,940,583	(954,733)

Net increase (decrease) in cash	2,023,997	(78,635)
Cash - beginning of period	1,752,630	1,907,882
Cash - end of period	$3,776,627	$1,829,247

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$357,870	$182,198
Cash paid during the period for income taxes	$11,050	$2,106

Supplemental disclosure of non-cash financing activities:
Discount on notes payable for warrants	$169,900	$-
Discount on notes payable - related parties for warrants	43,113	-
Warrants issued and extended for common stock issuance costs	412,500	-
Right-of-use asset obtained in exchange for operating lease liability	-	1,837,106

Supplemental disclosure of non-cash investing activities relating to business acquisitions:
Accounts receivable	$68,380	$-
Prepaid expenses	38,913	-
Property and equipment	30,018	-
Intangible assets	3,888,000	-
Goodwill	3,466,934	-
Accounts payable	(36,446)	-
Deferred revenues	(1,072,530)	-
Net assets acquired in acquisition	6,383,269	-
Cash used in business acquisition	$6,383,269	$-

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses. By their nature, these estimates and assumptions are subject to an inherent degree of uncertainty. The impact of inflation and COVID-19 has significantly increased economic and demand uncertainty. Because future events and their effects cannot be determined with precision, actual results could differ significantly from estimated amounts.

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

The following table present changes in our contract assets during the nine months ended September 30, 2022 and 2021:

	Balance at Beginning of Period	Revenue Recognized in Advance of Billings	Billings	Balance at End of Period
Nine months ended September 30, 2022
Accounts receivable, unbilled	$444,782	$2,573,944	$(2,526,780)	$491,946

Nine months ended September 30, 2021
Accounts receivable, unbilled	$523,522	$3,281,320	$(3,151,767)	$653,075

	Balance at Beginning of Period	Commissions Paid	Commissions Recognized	Balance at End of Period
Nine months ended September 30, 2022
Other contract assets	$78,556	$102,321	$(58,123)	$122,754

Nine months ended September 30, 2021
Other contract assets	$31,283	$107,364	$(68,235)	$70,412

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

Remaining performance obligations represent the transaction price from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 99% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. As of September 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations for software as a service and software maintenance contracts with a duration greater than one year was $26,765. As of December 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations for software as a service and software maintenance contracts with a duration greater than one year was $16,835. This does not include revenue related to performance obligations that are part of a contract whose original expected duration is one year or less.

The following table presents changes in our contract liabilities during the nine months ended September 30, 2022 and 2021:

	Balance at Beginning of Period	Addition from acquisition (Note 4)	Billings	Recognized Revenue	Balance at End of Period
Nine months ended September 30, 2022
Contract liabilities: Deferred revenue	$1,194,649	$860,456	$5,560,018	$(4,616,476)	$2,998,647

Nine months ended September 30, 2021
Contract liabilities: Deferred revenue	$996,131	$-	$2,954,212	$(2,613,480)	$1,336,863

Parts and Supplies

Parts and supplies are valued at the lower of cost or net realizable value. Costs are determined using the first-in, first-out method. Parts and supplies are used for scanning and document conversion services. A provision for potentially obsolete or slow-moving parts and supplies inventory is made based on parts and supplies levels, future sales forecasted and management’s judgment of potentially obsolete parts and supplies. We recorded an allowance of $24,000 at September 30, 2022 and December 31, 2021.

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

Recoverability is assessed based on comparing the carrying amount of the asset to the aggregate pre-tax undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group. Impairment is recognized when the carrying amount is not recoverable and exceeds the fair value of the asset or asset group. The impairment loss, if any, is measured as the amount by which the carrying amount exceeds fair value, which for this purpose is based upon the discounted projected future cash flows of the asset or asset group. There was no impairment of long-lived assets in the three or nine month periods ended 2022 or 2021.

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

Software Development Costs

We design, develop, test, market, license, and support new software products and enhancements of current products. We continuously monitor our software products and enhancements to remain compatible with standard platforms and file formats. In accordance with ASC 985-20 “Costs of Software to be Sold, Leased or Otherwise Marketed,” we expense software development costs, including costs to develop software products or the software component of products to be sold, leased, or marketed to external users, before technological feasibility is reached. Once technological feasibility has been established, certain software development costs incurred during the application development stage are eligible for capitalization. Based on our software development process, technical feasibility is established upon completion of a working model. Technological feasibility is typically reached shortly before the release of such products. Such costs in the amount of $0 and $43,771 were capitalized during the third quarter and nine-month period 2022, respectively. No such costs were capitalized during the nine-month period 2021.

In accordance with ASC 350-40, “Internal-Use Software,” we capitalize purchase and implementation costs of internal use software. Once an application has reached development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable that the expenditure will result in additional functionality. Such costs in the amount of $143,943 and $271,377 were capitalized during the three and nine months ended September 30, 2022, respectively. No such costs were capitalized during the nine-month period 2021.

Capitalized costs are stated at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the related assets on a straight-line basis, which is three years. At September 30, 2022 and December 31, 2021, our condensed consolidated balance sheets included $327,159 and $38,305, respectively, in other long-term assets.

For the three and nine months ended September 30, 2022 and 2021, our expensed software development costs were $42,852 and $157,811, respectively, and $97,157 and $294,726, respectively.

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

In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805). This ASU requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. Adoption of the ASU should be applied prospectively. The Company elected to early adopt ASU 2021-08 on a prospective basis during the second quarter of 2022 in connection with the purchase price allocation for the Yellow Folder acquisition (see Note 4).

No other Accounting Standards Updates that have been issued but are not yet effective are expected to have a material effect on our future condensed consolidated financial statements.

Advertising

We expense the cost of advertising as incurred. Advertising expense for the three and nine months ended September 30, 2022 and 2021 amounted to $10,371 and $19,871, respectively, and $3,022 and $4,063, respectively.

(Loss) Earnings Per Share

Basic income or loss per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted income or loss per share is computed by dividing net income or loss by the diluted weighted average number of shares of common stock outstanding during the period. The diluted weighted average number of shares gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share exclude all diluted potential shares if their effect is anti-dilutive, including warrants or options which are out-of-the-money and for those periods with a net loss. The three and nine months ended September 30, 2022 reported net losses, while the three and nine months ended September 30, 2021 reported net income.

We have outstanding warrants and stock options which have not been included in the calculation of diluted net loss per share for the nine months ended September 30, 2022 because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for each period are the same.

Income Taxes

We file a consolidated federal income tax return with our subsidiaries. The provision for income taxes is computed by applying statutory rates to income before taxes.

Deferred income taxes are recognized for the tax consequences in future years of temporary differences between the financial reporting and tax bases of assets and liabilities as of each period-end based on enacted tax laws and statutory rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A 100% valuation allowance has been established on deferred tax assets At September 30, 2022 and December 31, 2021, due to the uncertainty of our ability to realize future taxable income.

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

Information by operating segment is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Revenues
Document Management	$1,693,128	$792,548	$4,180,931	$2,319,370
Document Conversion	2,166,499	2,378,814	5,797,851	6,396,857
Total revenues	$3,859,627	$3,171,362	$9,978,782	$8,716,227

Gross profit
Document Management	$1,427,696	$673,237	$3,488,947	$1,898,799
Document Conversion	1,078,489	1,242,484	2,838,093	3,435,893
Total gross profit	$2,506,185	$1,915,721	$6,327,040	$5,334,692

Capital additions, net
Document Management	$145,581	$5,935	$321,382	$44,051
Document Conversion	43,069	126,578	136,669	488,100
Total capital additions, net	$188,650	$132,513	$458,051	$532,151

	September 30, 2022	December 31, 2021
Goodwill
Document Management	$3,989,645	$522,711
Document Conversion	1,800,176	1,800,176
Total goodwill	$5,789,821	$2,322,887

	September 30, 2022	December 31, 2021
Total assets
Document Management	$11,210,697	$2,233,419
Document Conversion	9,548,940	9,728,713
Total assets	$20,759,637	$11,962,132

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

Acquisition costs which include legal and other professional fees of $0 and $355,281 for the three and nine months ended September 30, 2022, respectively, were expensed as nonrecurring transaction costs and are included in transaction costs in the accompanying condensed consolidated statements of operations.

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

	For the Three months ended
	(unaudited)	(unaudited)
	September 30, 2022	September 30, 2021
Total revenues	$3,859,627	$3,880,298

Net income	$217,536	$289,676

Basic net income per share	$0.05	$0.07
Diluted net income per share	$0.05	$0.06

	For the Nine months ended
	(unaudited)	(unaudited)
	September 30, 2022	September 30, 2021
Total revenues	$10,756,634	$10,762,099

Net (loss) income	$(142,241)	$963,866

Basic net (loss) income per share	$(0.03)	$0.24
Diluted net (loss) income per share	$(0.03)	$0.22

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

	For the three months ended September 30,	For the nine months ended September 30,
	2022	2022
Yellow Folder:
Total revenues	$829,856	$1,620,224
Net income	$178,973	$375,531

5. Intangible Assets, Net

At September 30, 2022, intangible assets consisted of the following:

	Estimated		Accumulated
	Useful Life	Costs	Amortization	Net
Trade names	10 years	$297,000	$(39,642)	$257,358
Proprietary technology	10 years	861,000	(43,050)	817,950
Customer relationships	5-15 years	4,091,000	(619,085)	3,471,915
		$5,249,000	$(701,777)	$4,547,223

At December 31, 2021, intangible assets consisted of the following:

	Estimated		Accumulated
	Useful Life	Costs	Amortization	Net
Trade names	10 years	$119,000	$(21,817)	$97,183
Customer relationships	5-8 years	1,242,000	(370,687)	871,313
		$1,361,000	$(392,504)	$968,496

Amortization expense for the three and nine months ended September 30, 2022 and 2021, amounted to $127,577 and $309,273, respectively, and $54,119 and $162,356, respectively. The following table represents future amortization expense for intangible assets subject to amortization.

For the Twelve Months Ending September 30,	Amount
2023	$510,308
2024	510,308
2025	499,391
2026	391,941
2027	326,108
Thereafter	2,309,167
$4,547,223

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

The following table provides a summary of the changes in fair value of the earnout liabilities for the three and nine months ended September 30, 2022:

Three months ended September 30, 2022
Fair value at July 31, 2022	$728,853
Payment	-
Change in fair value	28,494
Fair value at September 30, 2022	$757,347

Nine months ended September 30, 2022
Fair value at December 31, 2021	$1,630,681
Payment	(1,018,333)
Change in fair value	144,999
Fair value at September 30, 2022	$757,347

Three months ended September 30, 2021
Fair value at July 31, 2021	$1,566,478
Payment	-
Change in fair value	-
Fair value at September 30, 2021	$1,566,478

Nine months ended September 30, 2021
Fair value at December 31, 2020	$2,444,000
Payment	(954,733)
Change in fair value	77,211
Fair value at September 30, 2021	$1,566,478

The fair values of amounts owed are recorded in the current and long-term portions of earnout liabilities in our condensed consolidated balance sheets. Changes in fair value are recorded in change in fair value of earnout liabilities in our condensed consolidated statements of operations.

7. Property and Equipment

Property and equipment are comprised of the following:

	September 30, 2022	December 31, 2021
Computer hardware and purchased software	$1,593,208	$1,494,918
Leasehold improvements	369,861	295,230
Furniture and fixtures	71,325	71,325
	2,034,394	1,861,473
Less: accumulated depreciation	(963,670)	(769,693)
Property and equipment, net	$1,070,724	$1,091,780

Total depreciation expense on our property and equipment for the three and nine months ended September 30, 2022 and 2021 amounted to $66,286 and $193,977, respectively, and $51,804 and $139,883, respectively.

8. Notes Payable – Unrelated Parties

Summary of Notes Payable to Unrelated Parties

The table below summarizes all notes payable At September 30, 2022 and December 31, 2021, respectively, with the exception of related party notes disclosed in Note 9 “Notes Payable - Related Parties.”

	September 30, 2022	December 31, 2021
2022 Unrelated Notes	$2,364,500	$-
2020 Notes	2,000,000	2,000,000
Total notes payable	$4,364,500	$2,000,000
Less unamortized debt issuance costs	(353,741)	(121,029)
Less unamortized debt discount	(44,444)	(124,444)
Less current portion, net	(1,912,331)	-
Long-term portion of notes payable	$2,053,984	$1,754,527

Future minimum principal payments of the Notes Payable to Unrelated Parties are as follows:

As of September 30,	Amount
2023	$2,000,000
2025	2,364,500
Total	$4,364,500

As of September 30, 2022 and December 31, 2021, accrued interest for these notes payable with the exception of the related party notes in Note 9, “Notes Payable - Related Parties,” was $0. As of September 30, 2022 and December 31, 2021, unamortized deferred financing costs and unamortized debt discount were reflected within short and long term liabilities on the condensed consolidated balance sheets, netted with the corresponding notes payable balance.

With respect to all notes outstanding (other than the notes to related parties), interest expense, including the amortization of debt issuance costs and debt discount, for the three and nine months ended September 30, 2022 and 2021 was $214,587 and $541,777, respectively, and $113,030 and $339,345, respectively.

2022 Unrelated Notes

On April 1, 2022, we sold $2,364,500 in 12% Subordinated Notes (“2022 Unrelated Notes”) to unrelated accredited investors. The entire outstanding principal and unpaid interest of the 2022 Notes are due and payable on March 30, 2025. Interest on the 2022 Unrelated Notes accrues at the rate of 12% per annum, payable quarterly in cash, beginning on September 30, 2022. Any accrued but unpaid quarterly installment of interest will accrue interest at the rate of 14.0% per annum. Any overdue principal and accrued and unpaid interest at the maturity date will accrue a mandatory default penalty of 20% of the outstanding principal balance and an interest rate of 14% per annum from the maturity date until paid in full. We used a portion of the net proceeds from the private placement offering to finance the acquisition of Yellow Folder and the remaining net proceeds for working capital and general corporate purposes.

2020 Notes

On March 2, 2020, we sold 2,000 units, at an offering price of $1,000 per unit, to accredited investors in a private placement offering, with each unit consisting of $1,000 in 12% Subordinated Notes (“2020 Notes”) and 40 shares of our common stock, for aggregate gross proceeds of $2,000,000. The entire outstanding principal and unpaid interest of the 2020 Notes are due and payable on February 28, 2023. Interest on the 2020 Notes accrues at the rate of 12% per annum, payable quarterly in cash, beginning on June 30, 2021. Any accrued but unpaid quarterly installment of interest will accrue interest at the rate of 14.0% per annum. Any overdue principal and accrued and unpaid interest at the maturity date will accrue a mandatory default penalty of 20% of the outstanding principal balance and an interest rate of 14% per annum from the maturity date until paid in full. We used a portion of the net proceeds from the private placement offering to finance the acquisitions of Graphic Sciences and CEO Image and the remaining net proceeds for working capital and general corporate purposes. We recognized a debt discount of $320,000 for the 80,000 shares issued in conjunction with the units. The amortization of the debt discount, which will be recognized over the life of the 2020 Notes as interest expense, for the three and nine months ended September 30, 2022 and 2021 was $26,667 and $79,999, respectively.

PPP Note

On April 15, 2020, we were issued an unsecured promissory note (“PPP Note”) under the Paycheck Protection Program through PNC Bank with a principal amount of $838,700. The term of the PPP Note Payable was two years, with an interest rate of 1.0% per annum deferred for the first six months. We received notice on January 20, 2021 that the Small Business Administration had forgiven the full amount of principal and interest of the PPP Note, and we have recognized a gain on extinguishment of debt of $0 and $845,083 for the three and nine months ended September 30, 2021.

9. Notes Payable - Related Parties

Summary of Notes Payable to Related Parties

The table below summarizes all notes payable to related parties at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Notes payable – “2022 Related Notes”	$600,000	$-
Less unamortized debt issuance costs	(78,795)	-
Less current portion	-	-
Long-term portion of notes payable	$521,205	$-

Future minimum principal payments of the 2022 Notes to related parties are as follows:

As of September 30,	Amount
2025	$600,000
Total	$600,000

As of September 30, 2022 and December 31, 2021, accrued interest for these notes payable – related parties was $0. As of September 30, 2022 and December 31, 2021, unamortized deferred financing costs and unamortized debt discount were reflected within long term liabilities on the condensed consolidated balance sheets.

With respect to all notes payable – related parties outstanding, interest expense, including the amortization of debt issuance costs, for the three and nine months ended September 30, 2022 was $25,880 and $51,759, respectively. For the three and nine months ended June 30, 2021, there was no interest expense in connection with notes payable – related parties.

2022 Related Notes

On April 1, 2022, we issued 12% Subordinated Notes in an aggregate principal amount of $600,000 (the “2022 Related Notes”) to Robert Taglich (holding more than 5% beneficial interest in the Company’s Shares). The entire outstanding principal and unpaid interest of the 2022 Related Notes are due and payable on March 30, 2025. Interest on the 2022 Related Notes accrues at the rate of 12% per annum, payable quarterly in cash, beginning on September 30, 2022. Any accrued but unpaid quarterly installment of interest will accrue interest at the rate of 14.0% per annum. Any overdue principal and accrued and unpaid interest at the maturity date will accrue a mandatory default penalty of 20% of the outstanding principal balance and an interest rate of 14% per annum from the maturity date until paid in full. We used a portion of the net proceeds from the private placement offering to finance the acquisition of Yellow Folder and the remaining net proceeds for working capital and general corporate purposes.

10. Deferred Compensation

Pursuant to an employment agreement, we have accrued incentive cash compensation for one of our founders totaling $20,166 as of September 30, 2022 and $100,828 as of December 31, 2021. During the three and nine months ended September 30, 2022, we paid $30,248 and $80,662, respectively, in deferred incentive compensation, which amount was reflected as a reduction in our deferred compensation liability. We made no deferred incentive compensation payments during the nine months ended September 30, 2021.

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

Employment Agreements

We have entered into employment agreements with three of our key executives, including one of our founders. Under their respective employment agreements, the executives are employed on an “at-will” basis and are bound by typical confidentiality, non-solicitation and non-competition provisions. Deferred compensation for one founder remains outstanding as of September 30, 2022.

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

The following table sets forth the future minimum lease payments under these operating leases:

For the nine months ending September 30,	Amount
2023	$937,809
2024	896,168
2025	876,675
2026	848,540
2027	353,662
Thereafter	256,496
$4,169,350

Lease costs charged to operations for the three months ended September 30, 2022 and 2021 amounted to $243,301 and $293,953, respectively, and for the nine months ended September 30, 2022 and 2021 amounted to $729,902 and $794,317, respectively. Included in the lease costs for the three and nine months ended September 30, 2022 were short-term lease costs of $4,814 and $14,441, respectively. The following table sets forth additional information pertaining to our leases:

For the nine months ending September 30, 2022:
Operating cash flows from operating leases	$318,030
Weighted average remaining lease term – operating leases	4.7 years
Weighted average discount rate – operating leases	6.99%

Because these leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments.

12. Stockholders’ Equity

Common Stock

As of September 30, 2022, 4,073,757 shares of common stock were issued and outstanding, 255,958 shares of common stock were reserved for issuance upon the exercise of outstanding warrants, and 497,330 shares of common stock were reserved for issuance under our 2015 Equity Incentive Plan, as amended (the “2015 Plan”).

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

We retained Taglich Brothers, Inc. as the exclusive placement agent for the private placement. In compensation, we paid the placement agent a cash payment of 8% of the gross proceeds of the offering, along with warrants to purchase shares of Company common stock, an extension of its existing warrants, and reimbursement for the placement agent’s reasonable out of pocket expenses, FINRA filing fees and related legal fees. On April 1, 2022, the Company paid the placement agent cash in the amount of $696,420 and issued the placement agent warrants to purchase 124,258 shares at an exercise price at $4.62 per share, which are exercisable for a period of five years after issuance, contain customary cashless exercise provisions and anti-dilution protection and are entitled to limited piggyback registration rights. In addition, we agreed to extend the expiration date of all currently outstanding warrants previously issued to the placement agent and/or its assignees to March 30, 2027. Debt issuance costs of $165,406 were recorded for the issuance of the April 1, 2022 warrants, utilizing the Black-Scholes valuation model. The fair value of warrants issued was determined to be $3.91. Debt issuance costs of $47,607 were recorded for the extension of the exercise period for existing unexpired warrants to March 30, 2027, utilizing the Black-Scholes valuation model. The fair value of warrants affected was determined to be from $3.30 to $3.97. Underwriting paid-in-capital charges of $492,181 and debt issuance costs of $254,160 was recorded for the placement agent cash fee and other related legal fees. Amortization of the debt issuance costs for this private placement offering was recorded at $38,931 and $77,862, for the three and nine months ended September 30, 2022.

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

In connection with the private placement offering, we paid the placement agent $440,000 in cash, equal to 8% of the gross proceeds of the offering, along with 95,500 warrants to purchase shares of our common stock and reimbursement for the placement agent’s reasonable out of pocket expenses, FINRA filing fees and related legal fees. The warrants are exercisable at an exercise price at $4.00 per share for a period of five years after issuance, contain customary cashless exercise provisions and anti-dilution protection and are entitled to limited piggyback registration rights. Underwriting expense of $236,761 and debt issuance costs of $135,291 were recorded for the issuance of the March 2, 2020 warrants, utilizing the Black-Scholes valuation model. The fair value of warrants issued was determined to be $3.90. Underwriting expense of $307,867 and debt issuance costs of $175,924 was recorded for the placement agent cash fee and other related legal fees. Amortization of the debt issuance costs for this private placement offering was recorded at $25,935 for the three months ended September 30, 2022 and 2021, and at $77,804 for the nine months ended September 30, 2022 and 2021.

Warrants

The following sets forth the warrants to purchase our common stock that were outstanding as of September 30, 2022:

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

Warrants to purchase 124,258 shares of common stock were issued during the nine months ended September 30, 2022 at a fair value determined to be $3.91 per warrant utilizing the Black-Scholes valuation model. The estimated value of the warrants issued during the nine months ended September 30, 2022, as well as the assumptions that were used in calculating such values, were based on estimates at the issuance date in the table below. No warrants were issued during the nine months ended September 30, 2021.

Warrants Issued April 1, 2022
Risk-free interest rate	2.55%
Weighted average expected term	5 years
Expected volatility	116.32%
Expected dividend yield	0.00%

13. Stock-Based Compensation

From time to time, we issue stock options and restricted stock as compensation for services rendered by our directors and employees.

Restricted Stock

On January 6, 2022 and February 15, 2021, we issued 8,097 shares and 12,207 shares, respectively, of restricted common stock to our directors as part of their annual compensation plan. The grants of restricted common stock were made outside the 2015 Plan and were not subject to vesting. Stock compensation of $57,500 was recorded on this issuance of restricted common stock for the nine months ended September 30, 2022 and 2021.

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

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2022 was $5.22. The weighted average assumptions that were used in calculating such values during the nine months ended September 30, 2022, as well as the assumptions that were used in calculating such values, were based on estimates at the grant date in the table as follows:

Grant Date April 1, 2022
Risk-free interest rate	2.82%
Weighted average expected term	6 years
Expected volatility	116.60%
Expected dividend yield	0.00%

A summary of stock option activity during the nine months ended September 30, 2022 and 2021 is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2022	144,860	$5.61	8 years	$19,200
Granted	220,587	6.08
Outstanding at September 30, 2022	365,447	$5.89	9 years	$19,200

Exercisable at September 30, 2022	93,085	$6.44	7 years	$19,200

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2021	145,360	$5.61	9 years	$19,200

Outstanding at September 30, 2021	145,360	$5.61	8 years	$19,200

Exercisable at September 30, 2021	81,685	$6.71	8 years	$19,200

During the three and nine months ended September 30, 2022 and 2021, stock-based compensation for options was $118,999 and $244,951, respectively, and $23,098 and $69,293, respectively.

As of September 30, 2022 and December 31, 2021, there was $1,138,139 and $230,620, respectively, of total unrecognized compensation costs related to stock options granted under our stock option agreements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of two years. The total fair value of stock options that vested during the nine months ended September 30, 2022 and 2021 was $91,913 and $92,475, respectively.

14. Concentrations

Revenues from a limited number of customers have accounted for a substantial percentage of our total revenues. During the three months ended September 30, 2022 and 2021, our largest customer, the State of Michigan, accounted for 37% and 38%, respectively, of our total revenues, and our second largest customer, Rocket Mortgage, accounted for 5% and 7%, respectively, of our total revenues. During the nine months ended September 30, 2022 and 2021, our largest customer, the State of Michigan, accounted for 37% and 44%, respectively, of our total revenues, and our second largest customer, Rocket Mortgage, accounted for 7% and 9%, respectively, of our total revenues.

For the three months ended September 30, 2022 and 2021, government contracts represented approximately 49% and 52%, respectively, of our net revenues. For the nine months ended September 30, 2022 and 2021, government contracts represented approximately 52% and 60%, respectively, of our net revenues. A significant portion of our sales to resellers represent ultimate sales to government agencies.

As of September 30, 2022, accounts receivable concentrations from our two largest customers were 30% and 10% of our gross accounts receivable, respectively by customer. As of December 31, 2021, accounts receivable concentrations from our two largest customers were 65% and 7% of gross accounts receivable, respectively by customer.

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

The following discussion and analysis of our financial conditions and results of operations should be read together with our condensed consolidated financial statements and notes thereto included in Part I, Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q, and with the condensed consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods. Any forward-looking statements in this discussion and analysis should be read in conjunction with the information set forth in “Note Regarding Forward-Looking Statements” elsewhere herein. In this Quarterly Report, we sometimes refer to the three and nine-month periods ended September 30, 2022 as the third quarter 2022 and the nine-month period 2022 respectively, and to the three and nine-month periods ended September 30, 2021 as the third quarter 2021 and the nine-month period 2021.

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

How We Evaluate our Business Performance and Opportunities

There has been no material change during the nine-month period 2022 to the major qualitative and quantitative factors we consider in the evaluation of our operating results as set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — How We Evaluate our Business Performance and Opportunities” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Recent Developments

On September 9, 2022, the Company’s common stock was listed on the NYSE American stock exchange under the symbol “INLX.” Previously, the Company’s common stock was available for quotation on the OTCQB under the same symbol.

Financial Impact of Inflation and Lingering Effects of COVID-19

We are primarily a service business, and we have been affected by general wage inflation in the markets where our employees reside. To the extent possible, we appropriately price our services to reflect these rising costs, along with rigorous general expense management. For some long-term government contracts, however, we are contractually bound to specific pricing over multi-year periods, which inhibits our ability to completely recover our rising labor costs in the short term, particularly in our Document Conversion segment. In addition, wage inflation has also led to a slow-down in our ability to recruit and hire new employees. In 2022, we have experienced more staffing positions remaining open for longer periods, which directly affects our ability to generate revenue, again, especially in our Document Conversion segment. Inflation with respect to the costs of goods and raw materials has had a much smaller effect on our business, although our Document Conversion segment has seen an increase in the costs of its transportation services.

While the general effects of COVID-19 in the United States appear to be abating, we are still experiencing some lingering effects. We continue to experience staffing absences due to new COVID-19 infections, which directly affects our revenue production in our Document Conversion segment. The State of Michigan, our largest customer, has yet to return a majority of its agencies and departments to on-site work, resulting in a continuing decreased volume of work orders for our Document Conversion segment. In particular, we experienced slow-downs in workflow and corresponding revenues during the fourth quarter of 2021 and first quarter 2022 due to the Omicron variant outbreak. Looking ahead, the ongoing impact of COVID-19 on our business continues to evolve and be unpredictable. Our business, financial condition and results of operations could be affected by future outbreaks of COVID-19 generally or in our facilities or among our customers. To address the potential impact to our business, we have engaged, and continue to assess and engage, in aggressive efforts to reduce expenses and preserve cash flow in order to address the effects of COVID-19 on our business, operations and results. At the same time, we believe COVID-19 has accelerated digital transformation, particularly among governmental customers, and we remain focused on innovating and investing in the services we offer to our customers. Accordingly, the ongoing impact of COVID-19 and the extent of these measures we may implement have and are likely to continue to have a material impact on our financial results.

Uncertainties, Trends, and Risks that can cause Fluctuations in our Operating Results

Our operating results have fluctuated significantly in the past and are expected to continue to fluctuate in the future due to a variety of factors, in addition to inflation and COVID-19, that are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Uncertainties, Trends, and Risks that can cause Fluctuations in our Operating Results” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Due to all these factors and the other risks discussed in Part II, Item 1 of this Quarterly Report, and Part I, Item IA, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, our past results of operations should not be relied upon as an indication of our future performance. Comparisons of our operating results with prior periods is not necessarily meaningful or indicative of future performance.

Executive Overview of Results

The biggest factors in the changes in our results of operations during the third quarter 2022 compared to the third quarter 2021, and the nine-month period 2022 compared to the nine-month period 2021 was our acquisition of Yellow Folder on April 1, 2022. Our results for the third quarter 2022 include the results of Yellow Folder operations for the full period, while our nine-month period 2022 results exclude the first quarter results of Yellow Folder operations. Our 2021 results do not include Yellow Folder operations. Without Yellow Folder, revenues were down $141,591, or 21%, primarily in professional services in our Document Conversion segment, due to lingering challenges in hiring. This shortfall in professional services was partially offset by continued strength in software as a service, which, excluding Yellow Folder, grew 42% year over year for the nine-month period 2022.

Below are our key financial results for the third quarter 2022 (consolidated unless otherwise noted):

●	Revenues were $3,859,627, representing revenue growth of 22% year over year.

●	Cost of revenues was $1,353,442, an increase of 8% year over year.

●	Operating expenses (excluding cost of revenues) were $2,048,182, an increase of 36% year over year.

●	Income from operations was $458,003, compared to $409,467 in third quarter 2021.

●	Net income was $217,536 with basic and fully diluted net income per share of $0.05, compared to net income was $296,437 in third quarter 2021.

●	Third quarter 2022 included $28,494 of earnout fair value adjustments, compared to $0 for 2021.

●	Cash provide by operations was $1,852,085, compared to cash provided by operations of $821,129 in third quarter 2021.

●	Capital expenditures were $188,687, compared to $132,513 in third quarter 2021.

Below are our key financial results for the nine-month period 2022 (consolidated unless otherwise noted):

●	Revenues were $9,978,782, representing revenue growth of 14% year over year.

●	Cost of revenues was $3,651,742, an increase of 8% year over year.

●	Operating expenses (excluding cost of revenues) were $5,910,261, an increase of 31% year over year.

●	Income from operations was $416,779, compared to $825,918 for the nine-month period 2021.

●	Net loss was $176,757 with basic and diluted net loss per share of $0.05, compared to net income of $1,331,656 for the nine-month period 2021.

●	2021 included other income of $845,083 for forgiveness of the PPP loan and interest.
●	Nine-month period 2022 included $355,281 of transaction costs.
●	Nine-month period 2022 included $144,999 of earnout fair value adjustments, compared to $77,211 for 2021.

●	Net cash provided by operating activities was $1,924,734, compared to $1,408,249 for the nine-month period 2021.

●	Capital expenditures were $458,051, compared to $532,151 for the nine-month period 2021.

●	As of September 30, 2022, we had 132 employees, including 14 part-time employees, compared to 135 employees, including 9 part-time employees, as of September 30, 2021.

Reportable Segments

We have two reportable segments: Document Management and Document Conversion. These reportable segments are discussed above under “Company Overview.”

Results of Operations

Revenues

The following table sets forth our revenues by reportable segment for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Revenues by segment
Document Management	$1,693,128	$792,548	$4,180,931	$2,319,370
Document Conversion	2,166,499	2,378,814	5,797,851	6,396,857
Total revenues	$3,859,627	$3,171,362	$9,978,782	$8,716,227

Gross profit by segment
Document Management	$1,294,263	$673,237	$3,488,947	$1,898,799
Document Conversion	894,755	1,242,484	2,838,093	3,435,893
Total gross profit	$2,189,018	$1,915,721	$6,327,040	$5,334,692

The following table sets forth our revenues by revenue source for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021

Revenues:
Sale of software	$18,390	$58,779	$93,986	$73,971
Software as a service	1,211,407	352,192	2,801,084	1,052,072
Software maintenance services	352,892	336,732	1,033,375	1,012,251
Professional services	2,007,613	2,165,030	5,221,326	5,715,273
Storage and retrieval services	269,325	258,629	829,011	862,660
Total revenues	$3,859,627	$3,171,362	$9,978,782	$8,716,227

Our total revenues in the third quarter 2022 increased by 688,265, or 22%, over our third quarter 2021 revenues, driven primarily by the acquisition of Yellow Folder. Yellow Folder added $829,856 revenue for the third quarter 2022. The remaining net decrease in total revenues for the third quarter is attributable to weakness in professional services and storage and retrieval, partially offset by strong growth in software as a service, as further described below. The increase in total revenues for the nine-month period September 30, 2022 is driven by the same factors, plus a further partial offset from growth in sales of software.

Sale of Software Revenues

Revenues from the sale of software principally consist of sales of additional or upgraded software licenses and applications to existing customers and resellers. Yellow Folder does not earn revenue in this category. Revenues from the sale of software, which are reported as part of our Document Management segment, decreased by $40,389, or 69%, the third quarter 2022 compared to the third quarter 2021, and increased by $20,015, or 27% during the nine-month period 2022 compared to the nine-month period 2021.

These period over period changes are due to timing of direct sales projects compared to the same periods in 2021. We expect the volatility of this revenue line item to continue as the frequency of on-premise software solution sales decreases over time and project timing is unpredictable.

Software as a Service Revenues

We provide access to our software solutions as a service, accessible through the internet. Our customers typically enter into our software as a service agreement for periods of one year or more. Under these agreements, we generally provide access to the applicable software, data storage and related customer assistance and support. Revenues from the sale of software as a service, which are reported as part of our Document Management segment, increased by $859,215, or 244%, in the third quarter 2022 compared to the third quarter 2021 and increased by $1,749,012, or 166% in the nine-month period 2022 compared to the nine-month period 2021. This increase was primarily the result of the Yellow Folder acquisition, which contributed $1,391,295, or 80% of the increase, augmenting the underlying new cloud-based solution sales, as well as expanded data storage, user seats, and hosting fees for existing customers. Excluding Yellow Folder, software as a service sales grew 34% in the nine-month period 2022 compared to the nine-month period 2021.

Software Maintenance Services Revenues

Software maintenance services revenues consist of fees for post-contract customer support services provided to license (premise-based) holders through support and maintenance agreements. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. A substantial portion of these revenues were generated from renewals of maintenance agreements, which typically run on a year-to-year basis. Yellow Folder does not earn revenue in this category. Revenues from the sale of software maintenance services, which are reported as part of our Document Management segment, increased by $16,160, or 5%, in the third quarter 2022 compared to the third quarter 2021 and increased by $21,124, or 2%, in the nine-month period 2022 compared to the nine-month period 2021. This small increase in these revenues in 2022 compared to the 2021 was driven by expansion of services with existing customers and price increases being partially offset by normal attrition and certain customers migrating their premise solution to our cloud solution, resulting maintenance and support agreements decreasing and software as a service increasing.

Professional Services Revenues

Professional services revenues consist of revenues from document scanning and conversion services, consulting, discovery, training, and advisory services to assist customers with document management needs, as well as repair and maintenance services for customer equipment. These revenues include arrangements that do not involve the sale of software. Of our professional services revenues during the third quarter 2022 and nine-month period 2022, $1,954,034 and $5,079,802, respectively, were derived from our Document Conversion operations and $53,579 and $141,525, respectively, were derived from our Document Management operations. Our overall professional services revenues decreased by $157,417, or 7%, in the third quarter 2022 compared to the third quarter 2021 and decreased by $493,947, or 9%, in the nine-month period 2022 compared to the nine-month period 2021. This decrease is primarily the result initial COVID impacts to customers and staff in our Document Conversion segment in the first quarter 2022, and in the nine-month period 2022 our challenges hiring staff to ramp up production and fulfill the large backlog of project work. The decrease was exacerbated by an unfavorable mix of project work during 2022 to date, relative to 2021. The decrease was partially offset by the contribution of $157,290 revenue from Yellow Folder for the nine-month period 2022.

Storage and Retrieval Services Revenues

We provide document storage and retrieval services to customers, primarily in Michigan. Revenues from storage and retrieval services, which are reported as part of our Document Conversion segment, increased by $10,696, or 4%, in the third quarter 2022 compared to the third quarter 2021 and decreased by $33,649, or 4%, during the nine-month period 2022 compared to the nine-month period 2021. This decrease was the result of a significant reduction in volume of work from our largest storage and retrieval customer, Rocket Mortgage, due to the significant slowdown in the home mortgage and refinancing industry, as well as unusually high project work in 2021 including shredding of documents approved for destruction. Revenue contributed from the Yellow Folder acquisition partially offset the decrease by $71,639.

Costs of Revenues and Gross Profits

The following table sets forth our cost of revenues by reportable segment for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Cost of revenues by segment
Document Management	$265,432	$119,311	$691,984	$420,571
Document Conversion	1,088,010	1,136,330	2,959,758	2,960,964
Total cost of revenues	$1,353,442	$1,255,641	$3,651,742	$3,381,535

The following table sets forth our cost of revenues, by revenue source, for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021

Cost of revenues:
Sale of software	$10,647	$3,691	$44,232	$10,050
Software as a service	207,502	73,596	489,939	241,717
Software maintenance services	19,024	18,270	56,509	64,930
Professional services	1,028,074	1,042,249	2,794,783	2,765,241
Storage and retrieval services	88,195	117,835	266,279	299,597
Total cost of revenues	$1,353,442	$1,255,641	$3,651,742	$3,381,535

Our total cost of revenues during the third quarter 2022 increased by $97,801, or 8%, over third quarter 2021 and increased by $270,207, or 8%, during the nine-month period 2022 over the nine-month period 2021. Our cost of revenues for our Document Management segment increased by $146,121, or 122%, in the third quarter 2022 compared to the third quarter 2021 and increased $271,413, or 65%, in the nine-month period 2022 compared to the nine-month period 2021 primarily due to the impact of Yellow Folder in that segment. Our cost of revenues for our Document Conversion segment decreased by $48,320, or 4%, in the third quarter 2022 compared to the third quarter 2021 and decreased by $1,206, or 0%, during the nine-month period 2022 compared to the nine-month period 2021 primarily due to the COVID impact and staffing challenges at Graphic Sciences, including staffing up in the second and third quarter 2022, where costs did not decrease at the same rate as revenues.

Our overall gross profit increased to 65% in the third quarter 2022 from 60% in the third quarter 2021, and increased to 63% for the nine-month period 2022 from 61% in the nine-month period 2021. The increase in the mix of software as a service revenue was the principal driver of the increase, due to the addition of Yellow Folder and overall strong margins in the Document Management segment, partially offset by margin erosion in the Document Conversion segment, driven by unfavorable lower-margin project work relative to 2021 and inflationary pressures.

Cost of Software Revenues

Cost of software revenues consists primarily of labor costs of our software engineers and implementation consultants and third-party software licenses that are sold in connection with our core software applications. Cost of software revenues during the third quarter 2022 increased by $6,956, or 188%, from the third quarter 2021, and increased by $34,182, or 340%, from the nine-month period 2021, due to the increase in revenues and implementations. Our gross margin for software revenues decreased to 42% from 94% in the third quarter 2021 and decreased to 53% from 86% the nine-month period 2021. The decrease in margin percent in the third quarter 2022 was driven by unfavorable comparison to a significant margin project in the third quarter 2021, and it was exacerbated by larger percentage swings on small dollar values. Yellow Folder had no impact to this category.

Cost of Software as a Service

Cost of software as a service, or SaaS, consists primarily of technical support personnel, hosting services, and related costs. Cost of software as a service during the third quarter 2022 increased by $133,906, or 182%, over the third quarter 2021 and increased by $248,222, or 103%, during the nine-month period 2022 over the nine-month period 2021. This increase in the cost of SaaS was less than the increase in associated SaaS revenues, so our gross margin in the third quarter 2022 increased to 83% compared to 79% in the third quarter 2021 and to 83% in the nine-month period 2022 compared to 77% during the nine-month period 2021, as a result of strong margins with and without Yellow Folder, which contributed 86% gross margin.

Cost of Software Maintenance Services

Cost of software maintenance services consists primarily of technical support personnel and related costs. Cost of software maintenance services during the third quarter 2022 decreased by $754, or 4%, over the third quarter 2021 and decreased by $8,421, or 13%, in the nine-month period 2022 over the nine-month period 2021, due primarily to stable support call activity. As a result, our gross margin for software maintenance services increased to 95% in both the third quarter 2022 and the nine-month period 2022 compared to 95% in the third quarter 2021 and 94% in the nine-month period 2021, respectively.

Cost of Professional Services

Cost of professional services consists primarily of compensation for employees performing the document conversion services, compensation of our software engineers and implementation consultants and related third-party costs. Cost of professional services during the third quarter 2022 increased by $7,430, or 1%, over the third quarter 2021 and increased in the nine-month period 2022 by $51,147, or 2%, over the nine-month period 2021, primarily due to an unfavorable mix of lower-margin projects combined with the staffing challenges in our Document Conversion segment, driven by inflationary pressures. As a result, our gross margins professional services decreased to 48% in the third quarter 2022 compared to 52% in the third quarter 2021 and decreased to 46% during the nine-month period 2022 compared to 52% in the nine-month period 2021. Gross margins related to consulting services may vary widely, depending upon the nature of the consulting project and the amount of labor it takes to complete a project. Yellow Folder partially offset the overall margin erosion with $61,176 costs in the nine-month period 2022 at 61% margin.

Cost of Storage and Retrieval Services

Cost of storage and retrieval services consists primarily of compensation for employees performing the document storage and retrieval services, including logistics, provided primarily by our Michigan operations and to a much lesser extent, Yellow Folder. Cost of storage and retrieval services decreased by $29,640, or 25%, in the third quarter 2022 compared to the third quarter 2021, and decreased by $33,318, or 11%, during the nine-month period 2022 compared to the nine-month period 2021. The decrease was due to additional labor costs in 2021 associated with our 2021 warehouse consolidation, partially offset by general wage inflation, as well as costs decreasing in proportion to revenue project volume. Gross margins for our storage and retrieval services, which exclude the cost of facilities rental, maintenance, and related overheads, increased to 67% in the third quarter 2022 compared to 54% in the third quarter 2021 and increased to 68% during nine-month period 2022 compared to 65% in the nine-month period 2021. Yellow Folder did not have a material impact, contributing costs of $18,287, or 7% of the cost in the third quarter 2022.

Operating Expenses

The following table sets forth our operating expenses for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021

Operating expenses:
General and administrative	$1,333,285	$1,027,932	$3,532,672	$3,125,019
Change in fair value of earnout liabilities	28,494	-	144,999	77,211
Transaction costs	-	-	355,281	-
Sales and marketing	492,540	372,399	1,374,059	1,004,305
Depreciation and amortization	193,863	105,923	503,250	302,239

Total operating expenses	$2,048,182	$1,506,254	$5,910,261	$4,508,774

General and Administrative Expenses

General and administrative expenses during the third quarter 2022 increased by $305,353, or 30%, over the third quarter 2021, and increased in the nine-month period 2022 by $407,653, or 13%, over the nine-month period 2021, principally related to the addition of Yellow Folder expenses in the second and third quarters 2022. This was primarily reflected in our Document Management segment, in which our general and administrative expenses increased to $774,951 and $1,852,296 in the third quarter 2022 and the nine-month period 2022, respectively, from $387,042 and $1,243,773 in the third quarter 2021 and the nine-month period 2021, respectively. In our Document Conversion segment, our general and administrative expenses decreased to $558,334 in the third quarter 2022 compared to $640,890 in the third quarter 2021, and decreased to $1,680,376 in the nine-month period 2022 compared to $1,881,246 in the nine-month period 2021.

Change in Fair Value of Earnout Liabilities

Fair value adjustments amounted to $28,494 in the third quarter 2022 and $144,999 for the nine-month period 2022. The fair value adjustments were driven by updated assumptions to reflect the improved performance of both acquisitions against their threshold targets, a reduction of pandemic-related uncertainty, and the decreasing impact of time value of money. For the nine-month period 2021, a total adjustment of $77,211 was derived from improved gross margin performance at Graphic Science during the first quarter 2021, which resulted in an adjustment to fair value of earnout liabilities of $69,950, plus improved revenue performance at CEO Image during the nine-month period 2021, which resulted in an adjustment to fair value of earnout liabilities of $7,261.

Transaction Expenses

The transactions expenses during the nine-month period 2022 were comprised of investment banker success fees, as well as legal and consulting fees, in connection with our acquisition of Yellow Folder and related fundraising activities. There were no transaction expenses during the nine-month period 2021.

Sales and Marketing Expenses

Sales and marketing expenses during the third quarter 2022 increased by $120,141, or 32%, over the third quarter 2021 and increased by $369,754, or 37%, during the nine-month period 2022 over the nine-month period 2021. This increase was primarily driven by the inclusion of the sales and marketing expenses Yellow Folder during the second third quarter 2022, as well as adding two sales representatives.

Depreciation and Amortization

Depreciation and amortization during the third quarter 2022 increased by $87,940, or 83%, over the third quarter 2021 and increased by $201,011, or 67%, during the nine-month period 2022 over the nine-month period 2021 as a result of amortization of new intangible assets related to the Yellow Folder acquisition. The incremental amortization amounted to $73,458 in the second quarter and $146,917 in the nine-month period 2022. Depreciation on the new Yellow Folder assets acquired was a much smaller impact, at $8,687 for the same periods relative to 2021.

Other Items of Income and Expense

Gain on Extinguishment of Debt

The $845,083 gain on extinguishment of debt during the nine-month period 2021 reflects the full forgiveness of the principal and interest on our PPP Note by the SBA in January 2021.

Interest Expense, Net

Interest expense increased by $127,437, or 113%, in the third quarter 2022 as compared to the third quarter 2021, and increased by $254,191, or 75% during the nine-month period 2022 as compared to the nine-month period 2021. The increase resulted from incremental interest expense on increased net debt following the April 1, 2022 private placement of securities.

Liquidity and Capital Resources

We have financed our operations primarily through a combination of cash on hand, cash generated from operations, borrowings from third parties and related parties, and proceeds from private sales of equity. Since 2012, and including our private offering in April 2022, discussed in Recent Developments, we have raised a total of approximately $26.5 million in cash through issuances of debt and equity securities. As of September 30, 2022, we had approximately $3.8 million in cash and cash equivalents, net working capital deficit of $1.5 million, and an accumulated deficit of $22 million. In June 2022, we paid $1,018,333 in earnout liabilities.

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

Our ability to meet our capital needs in the short term will depend on many factors, including maintaining and enhancing our operating cash flow, successfully managing the transition of our recent acquisition of Yellow Folder, successfully retaining and growing our client base in the midst of global inflation and general economic uncertainty, and managing any continuing effects of the COVID-19 pandemic on our business.

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

As of September 30, 2022, our outstanding long-term indebtedness consisted of:

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

Capital Expenditures

There were no material commitments for capital expenditures at September 30, 2022.

Cash Provided by Operating Activities

Net cash provided by operating activities during the nine-month period 2022 was $1,924,734, primarily attributable to the net loss adjusted for non-cash expenses of $1,684,773, a decrease in operating assets of $175,131 and an increase in operating liabilities of $241,587. Net cash provided by operating activities during the nine-month period 2021 was $1,408,249, primarily attributable to net income adjusted for non-cash expenses of $290,063, an increase in operating assets of $344,900 and an increase in operating liabilities of $131,430.

Cash Used by Investing Activities

Net cash used in investing activities in the nine-month period 2022 was $6,841,320, primarily $6,383,269 related to cash paid to acquire Yellow Folder, as well as $315,148 in capitalized software. Net cash used in investing activities in the nine-month period 2021 was $532,151, primarily related to purchases of racking property and equipment for the new Sterling Heights, MI warehouse.

Cash Provided by Financing Activities

Net cash provided by financing activities during the nine-month period 2022 amounted to $6,940,583, as the result of cash generated from the sale of common stock of $5,740,758 and from new borrowings of $2,964,500, partially offset by issuance costs of $746,342, as well as a further offset of $1,018,333 in earnout liability payments.

Net cash used by financing activities during the nine-month period 2021 amounted to $954,733, due to payment of earnout liabilities.

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

Our critical accounting policies and estimates are set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There were no material changes to our critical accounting policies and estimates during the third quarter 2022.

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

Based on this evaluation, we concluded that, as of September 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

INTELLINETICS, INC.

Dated:	November 14, 2022

By:	/s/ James F. DeSocio
James F. DeSocio
President and Chief Executive Officer

Dated:	November 14, 2022

By:	/s/ Joseph D. Spain
Joseph D. Spain
Chief Financial Officer

