Form 10-Q/A
period 2022-09-30
INTELLINETICS, INC.
filed 2022-11-17
CIK 1081745

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends our quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2022, as filed with the Securities and Exchange Commission on November 14, 2022, and is being filed solely to amend Item 1 of Part I, in order to correct a typographical error in the “Sales and marketing” operating expense line appearing in the Condensed Consolidated Statement of Operations for the Three Months Ended September 30, 2022. The Sales and marketing expenses for the three months ended September 30, 2022 were $492,540. All other numbers in the Condensed Consolidated Statement of Operations, and in the remainder of the report, for all periods were accurately reported, including total operating expenses, and net income(loss). This Amendment contains the complete text of the original report with the corrected information appearing in Item I of Part I.

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

INTELLINETICS, INC.

Dated:	November 17, 2022

By:	/s/ James F. DeSocio
James F. DeSocio
President and Chief Executive Officer

Dated:	November 17, 2022

By:	/s/ Joseph D. Spain
Joseph D. Spain
Chief Financial Officer

