Form 10-K
period 2022-12-31
INTELLINETICS, INC.
filed 2023-03-27
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-41495

INTELLINETICS, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0613716
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2190 Dividend Drive

Columbus, Ohio 43228

(Address of principal executive offices)

(614) 921-8170

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	INLX	NYSE American

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $13,991,130.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 4,073,757 shares of common stock, par value $0.001 per share, were outstanding as of March 23, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2022, are incorporated by reference in Part III hereof.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated into this report by reference contain, and we may from time to time make, forward-looking statements. From time to time in the future, we may make additional forward-looking statements in presentations, at conferences, in press releases, in other reports and filings and otherwise. Forward-looking statements are all statements other than statements of historical facts, including statements that refer to plans, intentions, objectives, goals, targets, strategies, hopes, beliefs, projections, prospects, expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. The words “may,” “could,” “should,” “would,” “will,” “project,” “intend,” “continue,” “believe,” “anticipate,” “estimate,” “forecast,” “expect,” “plan,” “potential,” “opportunity,” “scheduled,” “goal,” “target,” and “future,” variations of such words, and other comparable terminology and similar expressions and references to future periods are often, but not always, used to identify forward-looking statements. Examples of forward-looking statements include, among other things, statements about the following:

●	the effects on our business, financial condition and results of operations of current and future economic, business, market and regulatory conditions, including the current global inflation, economic downturn, and other economic and market conditions, and their effects on our customers and their capital spending and ability to finance purchases of our products, services, technologies and systems;

●

our prospects, including our future business, revenues, recurring revenues, expenses, net income, earnings per share, margins, profitability, cash flow, cash position, liquidity, financial condition and results of operations, backlog of orders and revenue, our targeted growth rate, our goals for future revenues and earnings, and our expectations about realizing the revenues in our backlog and in our sales pipeline;

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

ii

PART I

ITEM 1. BUSINESS

Company Overview

Intellinetics is a Nevada holding company incorporated in 1997, with two wholly-owned subsidiaries: (i) Intellinetics, Ohio, an Ohio corporation and (ii) Graphic Sciences, a Michigan corporation. Intellinetics Ohio was incorporated in 1996, and on February 10, 2012, Intellinetics Ohio became the sole operating subsidiary of Intellinetics as a result of a reverse merger and recapitalization. On March 2, 2020, Intellinetics purchased Graphic Sciences, Inc.

We are a document services and software solutions company serving both the small-to-medium business and governmental sectors with their digital transformation and process automation initiatives. On April 1, 2022, we made a significant business acquisition that has significantly impacted our financial operations and grown our business operations. For further information about this acquisition, please see Note 4 to our consolidated financial statements included in Item 8, Part I, Item 1 of this Annual Report.

Our digital transformation products and services are provided through two reporting segments: Document Management and Document Conversion. Our Document Management segment, which includes the Yellow Folder, LLC (“Yellow Folder”) asset acquisition in April 2022, consists primarily of solutions involving our software platform, allowing customers to capture and manage their documents across operations such as scanned hard-copy documents and digital documents including those from Microsoft Office 365, digital images, audio, video and emails. Our Document Conversion segment provides assistance to customers as a part of their overall document strategy to convert documents from one medium to another, predominantly paper to digital, including migration to our software solutions, as well as long-term storage and retrieval services. Our solutions create value for customers by making it easy to connect business-critical documents to the people who need them by making those documents easy to find and access, while also being secure and compliant with the customers’ audit requirements. Solutions are sold both directly to end-users and through resellers.

Our customers use our software by one of two methods: purchasing our software and installing it onto their own equipment, which we refer to as a “premise” model, or licensing and accessing our platform via the Internet, which we refer to as a “software as a service” or “SaaS” model and also as a “cloud-based” model. Licensing of our software through our SaaS model has become increasingly popular among our customers, especially in light of the increased deployment of remote workforce policies, and is a key ingredient in our revenue growth strategy. Our SaaS products are hosted with Amazon Web Services, Expedient, and Evocative, providing our customers with reliable hosting services that we believe are consistent with industry best practices in data security and performance.

We operate a U.S.-based business with concentrated sales to the State of Michigan for our Document Conversion segment, complemented by our diverse set of document management software solutions and services. We hold or compete for leading positions regionally in select markets and attribute this leadership to several factors including the strength of our brand name and reputation, our comprehensive offering of innovative solutions, and the quality of our service support. Net growth in sales of software as a service in recent years reflects market demand for these solutions over traditional sales of on-premise software. We expect to continue to benefit from our select niche leadership market positions, innovative product offerings, growing customer base, and the impact of our sales and marketing programs. Examples of these programs include identifying and investing in growth and expanded market penetration opportunities, more effective products and services pricing strategies, demonstrating superior value to customers, increasing our sales force effectiveness through improved guidance and measurement, and continuing to optimize our lead generation and lead nurturing processes.

Software and Services

Document Management

Our flagship software platforms include a) IntelliCloud™, reflecting our focus, and the market’s focus, on growth via cloud-based content management and process automation, and b) YellowFolder™, a specialized content management software solution for the K-12 education market. Our Document Management business also generates software-related professional services that include installation, integration, training, and consulting services, as well as ongoing software maintenance and customer support.

The IntelliCloud™ suite of software is comprised of stand-alone and integrated modules that include:

●	Image Processing: includes image processing modules used for capturing, transforming and managing images of paper documents, including support of distributed and high-volume capture, optical character recognition;

●	Accounts Payable lifecycle automation, including advanced capture for invoice processing.

●	Records Management: addresses needs relating to retention of content through automation and policies, ensuring legal, regulatory and industry compliance for our clients;

●	Workflow: supports business processes, routing content electronically for assigning work tasks and approvals, and creating related audit trails, notifications, and escalations; and

●	Extended Components: includes document composition and e-forms (via third party OEM integration partnership), search, content and web analytics (via third party data visualization and advanced OCR engine partnerships), email and information archiving, and packaged application integration.

Document Conversion

We convert images from paper to digital, paper to microfilm, microfiche to microfilm, and micrographics to digital for businesses and federal, county, and municipal governments. Our Document Conversion business also provides its clients with long-term paper and microfilm storage and retrieval options.

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

We believe the primary competitors of our Document Management segment are DocuWare, Square 9, M-files, On-Base, FileBound, Frontline, Laserfiche, Harvest Technology Group, and PowerSchool, who also serve small-to-medium business (SMB), K-12 education, and governmental sectors. The principal competitive factors affecting the market for our document conversion services include: (i) vendor and product reputation; (ii) product quality, performance and price; (iii) the availability of software products on multiple platforms; (iv) product scalability; (v) product integration with other enterprise applications; (vi) software functionality and features; (vii) software ease of use; (viii) the quality of professional services, customer support services and training; and (ix) the ability to address specific customer business problems. We believe that the relative importance of each of these factors depends upon the concerns and needs of each specific customer.

We believe the competitors of our Document Conversion segment vary from local niche entities to larger entities, including Iron Mountain. The principal competitive factors affecting the market for our software products and services include: (i) vendor and services reputation and (ii) services quality, performance and price. We believe that the relative importance of each of these factors depends upon the concerns and needs of each specific customer, and that, for our current and prospective customers, maintaining secure control over the customers’ information is highly valued.

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

Customers

Document Management

Our Document Management segment in general has fairly low customer concentration. For 2022, the two largest customers of our Document Management segment accounted for approximately 7% and 2%, respectively, of the segment’s revenues for that period. For 2021, the two largest customers of our Document Management segment accounted for approximately 10% and 4%, respectively, of the segment’s revenues for that period.

For the years ended December 31, 2022, and 2021, government contracts, including K-12 education, represented approximately 77% and 56%, respectively, of the Document Management segment’s net revenues, including a significant portion of the segment’s sales to resellers which represent ultimate sales to government agencies. Due to their dependence on state, local and federal budgets, government contracts carry short terms, typically 12 months. Since our inception, our contracts with government customers have generally renewed on the original terms and conditions upon expiration.

Document Conversion

Our Document Conversion segment has significant customer concentration with the State of Michigan. Graphic Sciences’ contract with the State of Michigan is for five years from June 1, 2018 to May 30, 2023 with a provision for two one-year extensions. The contract is issued to Graphic Sciences through the Michigan Department of Management and Budget, Enterprise Procurement and managed through the Department of Management and Budget, Records Management Services Division (RMS).

The contract provides local and state government agencies access to digital and micrographic conversion services. These agencies have the option to perform these conversion services internally or go out to bid if they so choose. Typically, they elect to have these services outsourced to Graphic Sciences through RMS, which eliminates the bidding process.

All Michigan agencies and departments are able to use the services and prices provided under this contract. Mechanically, the work we perform is invoiced to RMS and the end user is invoiced through the State of Michigan accounting system. We do not invoice the end user directly when entities utilize this contract facility, and we have a single point of contact for managing billing and receipt. The state in effect acts as a reseller of our services to the other agencies and makes a mark-up of what is charged. For 2022, the State of Michigan represented approximately 66% of our Document Conversion segment’s net revenues, and 38% of the total consolidated revenues. Our second largest customer in 2022 was Rocket Mortgage, representing 11% of our Document Conversion segment’s net revenues and 6% of the total consolidated revenues. For 2021, the State of Michigan represented approximately 64% of our Document Conversion segment’s net revenues, and 47% of the total consolidated revenues. Rocket Mortgage represented approximately 12% of our Document Conversion segment’s net revenues, and 9% of the total consolidated revenues in 2021.

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

Government Regulation

Other than government procurement rules affecting sales to governmental customers and data privacy laws applicable to all businesses, we do not believe that we are subject to any special governmental regulations or approval requirements affecting our products or services. Complying with the regulations and requirements applicable to our business does not entail a significant cost or burden. We believe that we are in compliance in all material respects with all applicable governmental regulations.

Human Capital

As of March 23, 2023, we employed a total of 166 individuals; all but 27 are full-time employees. Graphic Sciences employs 119 individuals, comprised of 100 full-time and 19 part-time employees, all located in Michigan. Graphic Sciences also utilizes temporary employees, through various agencies, to provide labor for variable project work. Intellinetics Ohio employs 47 individuals, comprised of 39 full-time and 8 part-time employees, primarily located in Ohio and Texas. As a combined company, 21 of our employees work in administration and management, 34 of our employees work in software sales, maintenance and support, and software development, and 111 of our employees work in document services and storage operations.

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

We believe that relations with our employees are good. None of our employees are represented by a labor union, and we do not have collective bargaining arrangements with any of our employees. In addition, as of March 23, 2023, we engaged three independent contractors.

Executive Officers and Board of Directors

On December 31, 2022, our executive officers and directors included the following:

Name	Age	Title

James F. DeSocio	67	President, Chief Executive Officer, and Director

Matthew L. Chretien	55	Chief Strategy Officer, Chief Technology Officer, Secretary, and Director

Joseph D. Spain	55	Chief Financial Officer, Treasurer

William M. Cooke	61	Director, Chairman of the Board

Rye D’Orazio	68	Director

Sophie Pibouin	55	Director

Roger Kahn	53	Director

John Guttilla	66	Director

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

John Guttilla, Director. Mr. Guttilla was appointed as a member of our board of directors on November 10, 2022. Mr. Guttilla serves as Financial Services Partner in Marcum LLP’s Saddle Brook, NJ office. Mr. Guttilla joined Marcum in 2022 via a merger with RotenbergMeril, where he served as a member of the firm’s management committee since 1988. Mr. Guttilla has more than 35 years of experience in both tax consulting and auditing for both public and private companies and his industry experience includes brokerage, private equity, foreign exchange trading, manufacturing, printing, hospitality, consumer products, real estate and professional services.

Available Information

Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all exhibits and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are available free of charge via our website (www.intellinetics.com) as soon as reasonably practicable after they are filed with, or furnished, to the SEC. The foregoing reports are also publicly available at the SEC’s website: www.sec.gov/edgar.

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

Risks Relating to Our Business

General inflation and increases in the minimum wage and general labor costs have affected and may continue to adversely affect our business, financial condition and results of operations.

Labor is a significant portion of our cost structure and is subject to many external factors, including minimum wage laws, prevailing wage rates, unemployment levels, health insurance costs and other insurance costs and changes in employment and labor legislation or other workplace regulation. Most companies experienced an increase in labor costs in 2022 and expect additional increases in 2023. As the cost of labor and statutory minimum wage rates increase or related laws and regulations change, we will need to continue to increase not only the wage rates of our minimum wage employees, but also the wages paid to our other hourly or salaried employees. Increases in the cost of our labor could have an adverse effect on our business, financial condition and results of operations, or if we fail to pay such higher wages we could suffer increased employee turnover. Increases in labor costs generally could force us to increase prices for other customers, which could adversely impact our sales. For some customers with multi-year fixed pricing contracts, increases in the minimum wage could decrease our profit margins or result in losses and could have a material adverse effect on our business, financial condition and results of operations.

We have been and could continue to be negatively impacted by the novel coronavirus pandemic (COVID-19) and related governmental actions and orders and market effects.

The coronavirus pandemic (COVID-19) and related economic downturn continues to pose various and interrelated risks to our customers, our employees, our vendors and the communities in which we operate, which have all negatively impacted, and may continue to negatively impact, our business. From March 24, 2020 to current, customers have responded with varying levels of project postponements, particularly in our document conversion segment, which generally requires picking up boxes from customer sites. Our level of customer engagement in document conversion has varied with the ebb and flow of the initial virus and the subsequent variants and outbreaks. The State of Michigan, our largest customer, does not appear likely to return all of its agencies and departments to on site work at pre-pandemic levels. In addition, our business, financial condition and results of operations could be materially adversely affected by future outbreaks of COVID-19 generally or in our facilities. If the pandemic or its recovery continues to reduce customer’s budgets and restrict business operations, the pandemic may have a material adverse effect on our business, results of operations, financial condition and cash flows and adversely impact the trading price of our common stock.

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

We currently derive a significant portion of our overall revenues from maintenance services and software subscriptions, and we depend on our installed customer base for future revenue from maintenance services and software subscriptions and licenses of updated products. The IT industry generally has been experiencing increasing pricing pressure from customers when purchasing or renewing support agreements. Moreover, the trend towards consolidation in certain industries that we serve, such as financial services, could result in a reduction of the software under agreement and put pressure on our maintenance and support terms with customers who have merged. Given this environment, there can be no assurance that our current customers will renew their maintenance agreements or agree to the same terms when they renew, which could result in a reduction or loss of maintenance fees. If our existing customers fail to renew their maintenance agreements, or if we are unable to generate additional maintenance fees through the licensing of updated products to existing or new customers, our business and future operating results could be adversely affected.

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

The acquisitions of Yellow Folder in 2022 and Graphic Sciences and CEO Imaging Systems, Inc., both in 2020, were our first strategic business acquisitions. As part of our growth strategy, we also expect to continue to evaluate and consider potential strategic transactions, including business combinations, acquisitions and strategic alliances, to enhance our existing businesses and to develop new products and services. At any given time, we may be engaged in discussions or negotiations with respect to one or more of these types of transactions, and any of these transactions could be material to our financial condition and results of operations. However, we do not know if we will be able to identify any future opportunities that we believe will be beneficial for us. Even if we are able to identify an appropriate business opportunity, we may not be able to successfully consummate the transaction, and even if we do consummate such a transaction we may be unable to obtain the benefits or avoid the difficulties and risks of such transaction.

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

Our ability to make scheduled payments on or to refinance any debt or contingent transaction obligations that we have or may incur depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, and other factors beyond our control. We currently have approximately $1 million in principal amount of debt maturing from February to August of 2023, and approximately $3 million in principal amount of debt maturing in March of 2025. In addition, we have operated with a history of losses. For 2022, we had a net income of approximately zero (break even). For 2021, we had a net income of $1.4 million, including $0.8 million of PPP forgiveness. For 2020, we had a net loss of $2.2 million, including a change in fair value of earnout liabilities of $1.6 million. We have an accumulated deficit of $21.6 million as of December 31, 2022. Our ability to meet our capital needs in the future will depend on many factors, including maintaining and enhancing our operating cash flow, successfully managing the transition of our recent acquisitions, successfully retaining and growing our client base in the midst of general economic uncertainty including an inflationary environment, and managing any continuing effects of the COVID-19 pandemic on our business. We cannot ensure that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on any indebtedness.

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

The terms of promissory notes we issued in 2020 and 2022 contain standard negative covenants customary for transactions of this type. These negative covenants may preclude or restrict our ability to obtain future debt and convertible debt financings without the prior approval of holders of the previous notes. The events of default are also customary for transactions of this type, including default in timely payment of principal or interest, failure to observe or perform any covenant or agreement contained in the convertible note and other transaction documents, the commencement of bankruptcy or insolvency proceedings, and failure to timely file Exchange Act filings.

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

Revenues from a limited number of customers have accounted for a substantial percentage of our total revenues. Our two largest clients account for approximately 38% and 6%, and 47% and 9%, of our revenues for the years ended December 31, 2022 and 2021, respectively. For the years ended December 31, 2022, and 2021, government contracts, including K-12 education, represented approximately 77% and 72% of our net revenues, respectively. The loss of one of our clients or the loss of a meaningful percentage of government contracts could materially affect our business and operating results.

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

We are subject to the information and reporting requirements of the Exchange Act, and other federal securities laws, including the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the Commission and furnishing audited reports to stockholders causes our expenses to be higher than most other similarly-sized companies that are privately held. As a public company, we expect these rules and regulations to continue to keep our compliance costs high in 2023 and beyond, and to make certain activities more time-consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

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

Breaches, or perceived breaches, in security could result in a negative impact for us and for our customers, potentially affecting our business, assets, revenues, brand, and reputation, and resulting in penalties, fines, litigation, remediation costs, increased insurance costs, and other potential liabilities, in each case depending upon the nature of the information disclosed. These risks to our business may increase as we expand the number of products and services we offer.

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

An active, liquid and orderly market for our common shares may not be sustained, and you may not be able to sell your common shares.

Our common shares trade on the NYSE American exchange. We cannot assure you that an active trading market for our common shares will be sustained. The lack of an active market may impair your ability to sell the common shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling common shares and may impair our ability to acquire other businesses, applications or technologies using our common shares as consideration, which, in turn, could materially adversely affect our business.

We are subject to the continued listing requirements of the NYSE American. If we are unable to comply with such requirements, our common shares would be delisted from the NYSE American, which would limit investors’ ability to effect transactions in our common shares and subject us to additional trading restrictions.

Our common shares are currently listed on the NYSE American. In order to maintain our listing, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of shareholders’ equity and a minimum number of public shareholders. In addition to these objective standards, the NYSE American may delist the securities of any issuer if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; if an issuer fails to comply with the NYSE American’s listing requirements; or if any other event occurs or any condition exists which makes continued listing on the NYSE American, in its opinion, inadvisable.  If the NYSE American delists our common shares from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our common shares would qualify to be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including: a limited availability of market quotations for our securities; reduced liquidity for our securities; a determination that our common shares are a “penny stock” which will require brokers trading in our common shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities; a limited amount of news and analyst coverage; and a decreased ability to issue additional securities or obtain additional financing in the future.

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

Our overall performance depends on economic conditions. The United States’ and world economies are currently anticipating a recession, and suffering from uncertainty, inflation, volatility, disruption, and other adverse conditions, primarily caused by disruptions in the global economy from the effects of the war in Ukraine, including global sanctions on Russia, and those conditions will continue to adversely impact the business community and financial markets for some time. Moreover, instability in the global economy affects countries, including the United States, with varying levels of severity, which makes the impact on our business complex and unpredictable. During adverse economic conditions, many customers delay or reduce technology purchases. Contract negotiations are likely to become more protracted, or conditions could result in reductions in sales of our products, longer sales cycles, pressure on our margins, difficulties in collection of accounts receivable or delayed payments, increased default risks associated with our accounts receivable, slower adoption of new technologies, and increased price competition. In addition, the current contraction of the United States and global credit markets could adversely impact our ability to complete sales of our products and services, including maintenance and support renewals. Any of these prolonged events, are likely to cause a curtailment in government or corporate spending and delay or decrease customer purchases, and adversely affect our business, financial condition, and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

On January 1, 2010, we entered into an agreement to lease 6,000 rentable square feet of office space in Columbus, Ohio, used for our corporate headquarters, Document Conversion operations, and a small portion of our Document Management operations. The lease commenced on January 1, 2010 and, pursuant to a lease extension dated September 18, 2021, the lease expires on December 31, 2028. The monthly rental payment is $4,950, with gradually higher annual increases each January up to $5,850 for the final year.

We lease 36,000 square feet of space in Madison Heights, Michigan as the main facility for our Document Conversion operations. 20,000 square feet is used for records storage services, with the remainder of the space used for production, sales, and administration. The monthly rental payment is $43,185, with gradually higher annual increases each September up to $45,828 for the final year, and with a lease term continuing until August 31, 2026.

We also lease a separate 37,000 square foot building in Sterling Heights, Michigan for our Document Conversion operations, with most of the space used for document storage, except approximately 5,000 square feet, which is used for production. The monthly rental payment is $21,072, with gradually higher annual increases each May up to $24,171 for the final year, and with a lease term continuing to April 30, 2028.

We lease office space in Traverse City, Michigan for Document Conversion production. The monthly rental payment is $4,500, with a lease term continuing until January 31, 2024.

We also lease and use vehicles for logistics pertaining to our Document Conversion segment, primarily pickup and delivery of client materials, including storage and retrieval operations. The monthly rental payments for these vehicles total $4,809, with lease terms continuing until September 30, 2028.

We also lease and use an additional temporary office space in Madison Heights for our Document Conversion operations, with a monthly rental payment of $1,605 and a lease term on a month-to-month basis. We have made an accounting policy election to not record a right-of-use asset and lease liability for short-term leases, which are defined as leases with a lease term of 12 months or less. Instead, the lease payments are recognized as rent expense in the general and administrative expenses on the statement of operations.

For each of the above listed leases, management has determined it will utilize the base rental period and have not considered any renewal periods.

We own and operate, for our Document Conversion segment, an extensive collection of the specialized equipment necessary for scanning images, converting microfilm to digital images or microfiche or vice-versa. We also have the ability to provide on-site capture operations for clients needing such services.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are subject to ordinary routine litigation and claims incidental to our business. We are not currently involved in any legal proceedings that we believe to be material.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of September 9, 2022, our common stock trades on the NYSE American under the symbol “INLX.” Prior to such date, our common stock was available for quotation on the OTCQB under the same symbol.

Holders

As of March 23, 2023 we had 147 stockholders of record. Such number of record stockholders does not include additional stockholders or other beneficial owners whose shares are held in street or nominee name by banks, brokerage firms, and other institutions on their behalf.

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

Unregistered Securities Issuances in Fiscal Year 2022

There have been no unregistered securities issuances in Fiscal Year 2022 that have not previously been disclosed in Current Reports on 8-K or Forms 10-Q.

Issuer Purchase of Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial conditions and results of operations for the fiscal years ended December 31, 2022, and 2021 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. In this Annual Report, we sometimes refer to the twelve month period ended December 31, 2022 as 2022, and to the twelve month period ended December 31, 2021 as 2021.

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

Company Overview

We are a document services and software solutions company serving both the small-to-medium business and governmental sectors with their digital transformation and process automation initiatives. On April 1, 2022, we made a significant business acquisition that has significantly impacted our financial operations and grown our business operations. For further information about this acquisition, please see Note 4 to our consolidated financial statements included in Item 8, Part I, Item 1 of this Annual Report.

Our digital transformation products and services are provided through two reporting segments: Document Management and Document Conversion. Our Document Management segment, which includes the Yellow Folder, LLC (“Yellow Folder”) asset acquisition in April 2022, consists primarily of solutions involving our software platform, allowing customers to capture and manage their documents across operations such as scanned hard-copy documents and digital documents including those from Microsoft Office 365, digital images, audio, video and emails. Our Document Conversion segment provides assistance to customers as a part of their overall document strategy to convert documents from one medium to another, predominantly paper to digital, including migration to our software solutions, as well as long-term storage and retrieval services. Our solutions create value for customers by making it easy to connect business-critical documents to the people who need them by making those documents easy to find and access, while also being secure and compliant with the customers’ audit requirements. Solutions are sold both directly to end-users and through resellers.

Our customers use our software by one of two methods: purchasing our software and installing it onto their own equipment, which we refer to as a “premise” model, or licensing and accessing our platform via the Internet, which we refer to as a “software as a service” or “SaaS” model and also as a “cloud-based” model. Licensing of our software through our SaaS model has become increasingly popular among our customers, especially in light of the increased deployment of remote workforce policies, and is a key ingredient in our revenue growth strategy. Our SaaS products are hosted with Amazon Web Services, Expedient, and Evocative, providing our customers with reliable hosting services that we believe are consistent with industry best practices in data security and performance.

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

How We Evaluate our Business Performance and Opportunities

The major qualitative and quantitative factors we consider in the evaluation of our operating results include the following:

●	With respect to our Document Management segment, including the solutions recently acquired from Yellow Folder, our current strategy is to focus on cloud-based delivery of our software products. Our observation of industry trends leads us to anticipate that cloud-based delivery will continue to be our principal software business and a primary source of revenues for us, and we are seeing our customers migrate to cloud-based services. When we evaluate our results, we assess whether our cloud-based software revenues are increasing, relative to prior periods and relative to other sources of revenue.

●	With respect to our Document Conversion segment, our strategy is to maintain and grow our core document conversion, storage, and retrieval business, while simultaneously leveraging our software products and services to provide more attractive total digital transformation solutions for the customers of our Document Conversion segment. Accordingly, when we evaluate our results for Document Conversion, we will assess whether our revenues increase with respect to the segment’s services, relative to prior periods, but we will also be assessing whether Document Conversion customers begin to make purchases of other products or services.

●	We are focused upon sales of our document services and software solutions through resellers and directly to our customers, with a further focus on select vertical markets. We assess whether our sales resulting from relationships with resellers are increasing, relative to prior periods and relative to direct sales to customers, and whether reseller or direct efforts offer the best opportunities for growth in our targeted vertical markets.

●	Our customer engagements often involve tailoring a document conversion program to meet customer requirements or sometimes involve the development and licensing of customer-specific document solutions and related consulting and software maintenance services. When analyzing whether to undertake a particular customer engagement, we often consider the following factors as part of our overall strategy to grow the business: (i) the profit margins the project may yield, and (ii) whether the project would help to develop new product and service features that we could integrate into our suite of products, resulting in an overall product portfolio that better aligns with the needs of our target customers.

●	Our software sales cycle averages 1-3 months; however, large projects can be longer, lasting 4-6 months. When a software project begins, we generally perform pre-installation assessment, project scoping, and implementation consulting. On the other hand, our document conversion services often contain a very short sales cycle, but we can have a backlog of work orders not yet processed. Therefore, when we plan our business and evaluate our results, we consider the revenue we expect to recognize from projects in our late-stage software pipeline and in our document conversion services backlog queue.

●	We monitor our costs and capital needs to ensure efficiency as well as an adequate level of support for our business plan.

●	While we are constantly focused on organic growth, we also continually monitor potential acquisitions of complementary solutions and expertise that are consistent with our core business. We look for acquisitions that can add value for our customers and are expected to be accretive to our financial performance.

Executive Overview of Results

The biggest factor in the changes in our results of operations during 2022 compared to 2021 was our acquisition of Yellow Folder on April 1, 2022. Our results for 2022 include the results of Yellow Folder operations for the three quarters. Our 2021 results do not include Yellow Folder operations. Without Yellow Folder, revenues were up $96,189, or 1%, primarily driven by continued strength in software as a service, which, excluding Yellow Folder, grew 34% year over year for 2022. Our strong software as a service performance was offset by weaknesses in professional services due to staffing issues in the first half of 2022 and softening demand for our storage and retrieval services from a significant customer in the home mortgage lending industry.

Below are our key financial results for 2022 (consolidated unless otherwise noted):

●	Revenues were $14,016,928, representing revenue growth of 22% year over year.

●	Cost of revenues was $5,107,770, an increase of 13% year over year.

●	Operating expenses (excluding cost of revenues) were $8,081,837, an increase of 35% year over year.

●	Income from operations was $827,321, compared to $964,988 for 2021.

●	Net income was $24,027 with basic and diluted net income per share of $0.01, compared to net income of $1,357,951 in 2021.

●	2021 included other income of $845,083 for forgiveness of the PPP loan and interest.
●	2022 included $355,281 of transaction costs.
●	2022 included $87,652 of earnout fair value adjustments, compared to $141,414 for 2021.

●	Net cash provided by operating activities was $1,988,778, compared to $1,389,966 for 2021.

●	Capital expenditures were $577,325, excluding cash paid to acquire the Yellow Folder business, compared to $590,485 for 2021.

●	As of December 31, 2022, we had 161 employees, including 25 part-time employees, compared to 114 employees, including 13 part-time employees, as of December 31, 2021.

Financial Impact of Current Economic Conditions

Our overall performance depends on economic conditions, including the current inflationary environment and the widespread expectation of near-term global recession.

Employee wages, our largest expense, have recently increased due to wage inflation. These increased labor costs have slightly decreased our profit margin over 2022, but we continue to mitigate this by appropriately increasing customer renewal rates whenever we have the contractual ability to do so. More significantly, general wage inflation in the market has resulted in a slower hiring process as we grew our staff during 2022, particularly for our Document Conversion segment. These hiring and staffing challenges slow our ability to complete project-based work backlog and reduce our revenue. However, we ended 2022 with more staff than 2021, and have continued to hire more staff as of the date of this report. We anticipate that the inflationary effect on our wages has stabilized.

Other volatility, particularly from global supply chain disruptions, has had and are expected to continue to have a minimal impact on us as we consume relatively little in raw materials. A global recession may affect our customers’ and potential customers’ budgets for technology procurement, but as of the date of this report, we have not experienced diminished customer demand due to adverse economic conditions. Absent global economic disruptions, and based on the current trend of our business operations and our continued focus on strategic initiatives to grow our customer base, we believe in the strength of our brand and that our focus on our strategic priorities will deliver consistent growth.

Reportable Segments

We have two reportable segments: Document Management and Document Conversion. These reportable segments are discussed above under “Company Overview.”

Results of Operations

Revenues

The following table sets forth our revenues by reportable segment for the periods indicated:

	For the years ended December 31,
	2022	2021
Revenues by segment
Document Management	$5,999,726	$3,089,669
Document Conversion	8,017,202	8,370,596
Total revenues	$14,016,928	$11,460,265

Gross profit by segment
Document Management	$4,978,163	$2,542,135
Document Conversion	3,930,995	4,400,847
Total gross profit	$8,909,158	$6,942,982

The following table sets forth our revenues by revenue source for the periods indicated:

	For the years ended December 31,
	2022	2021

Revenues:
Sale of software	$159,084	$78,450
Software as a service	4,017,409	1,441,683
Software maintenance services	1,387,885	1,350,470
Professional services	7,357,937	7,468,716
Storage and retrieval services	1,094,613	1,120,946
Total revenues	$14,016,928	$11,460,265

Our total revenues in 2022 increased by $2,556,663, or 22%, over 2021 revenues, driven primarily by the acquisition of Yellow Folder. Yellow Folder added $2,460,474 revenue for 2022. The remaining net increase of 1% in total revenues for 2022 is attributable to strong growth in software as a service, offset by weakness in professional services and storage and retrieval, as further described below.

Sale of Software Revenues

Revenues from the sale of software principally consist of sales of additional or upgraded software licenses and applications to existing customers and resellers. Yellow Folder does not earn revenue in this category. Revenues from the sale of software, which are reported as part of our Document Management segment increased by $80,634, or 103% during 2022 compared to 2021.

These period over period changes are due to timing of direct sales projects compared to the same periods in 2021. We expect the volatility of this revenue line item to continue as the frequency of on-premise software solution sales decreases over time and project timing is unpredictable.

Software as a Service Revenues

We provide access to our software solutions as a service, accessible through the internet. Our customers typically enter into our software as a service agreement for periods of one year or more. Under these agreements, we generally provide access to the applicable software, data storage and related customer assistance and support. Revenues from the sale of software as a service, which are reported as part of our Document Management segment increased by $2,575,726, or 179% in 2022 compared to 2021. This increase was primarily the result of the Yellow Folder acquisition, which contributed $2,091,083, or 81% of the increase, augmenting the underlying new cloud-based solution sales, as well as expanded data storage, user seats, and hosting fees for existing customers. Excluding Yellow Folder, software as a service revenues grew 34% in 2022 compared to 2021.

Software Maintenance Services Revenues

Software maintenance services revenues consist of fees for post-contract customer support services provided to license (premise-based) holders through support and maintenance agreements. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. A substantial portion of these revenues were generated from renewals of maintenance agreements, which typically run on a year-to-year basis. Yellow Folder does not earn revenue in this category. Revenues from the sale of software maintenance services, which are reported as part of our Document Management segment, increased by $37,415, or 3%, in 2022 compared to 2021. This small increase in these revenues in 2022 compared to the 2021 was driven by expansion of services with existing customers and price increases being partially offset by normal attrition and certain customers migrating their premise solution to our cloud solution, resulting software maintenance service revenues decreasing and software as a service revenues increasing.

Professional Services Revenues

Professional services revenues consist of revenues from document scanning and conversion services, consulting, discovery, training, and advisory services to assist customers with document management needs, as well as repair and maintenance services for customer equipment. These revenues include arrangements that do not involve the sale of software. Of our professional services revenues during 2022, $7,082,011 was derived from our Document Conversion operations and $275,926 was derived from our Document Management operations. Our overall professional services revenues decreased by $110,779, or 1%, in 2022 compared to 2021. This decrease is primarily the result of COVID Omicron impacts to customers and staff in our Document Conversion segment in the first quarter 2022, and our challenges in hiring staff to fulfill a large backlog of project work during the following quarters of 2022. The decrease was partially offset by the contribution of $262,461 revenue from Yellow Folder for 2022.

Storage and Retrieval Services Revenues

We provide document storage and retrieval services to customers, primarily in Michigan. Revenues from storage and retrieval services, which are reported as part of our Document Conversion segment, decreased by $26,333, or 2%, during 2022 compared to 2021. This decrease was the result of a significant reduction in volume of work from our largest storage and retrieval customer, Rocket Mortgage, due to the significant slowdown in the home mortgage and refinancing industry. In addition, the decrease was also due to unusually high project work in 2021 including shredding of documents approved for destruction. Revenue contributed from the Yellow Folder acquisition partially offset the decrease by $106,930.

Costs of Revenues and Gross Profits

The following table sets forth our cost of revenues by reportable segment for the periods indicated:

	For the years ended December 31,
	2022	2021
Cost of revenues by segment
Document Management	$1,021,563	$547,534
Document Conversion	4,086,207	3,969,749
Total cost of revenues	$5,107,770	$4,517,283

The following table sets forth our cost of revenues, by revenue source, for the periods indicated:

	For the years ended December 31,
	2022	2021

Cost of revenues:
Sale of software	$64,577	$14,828
Software as a service	701,433	333,001
Software maintenance services	79,738	81,641
Professional services	3,908,205	3,709,348
Storage and retrieval services	353,817	378,465
Total cost of revenues	$5,107,770	$4,517,283

Our total cost of revenues during 2022 increased by $590,487 or 13%, over 2021. Our cost of revenues for our Document Management segment increased by $474,029, or 87%, primarily due to the impact of Yellow Folder in that segment. Our cost of revenues for our Document Conversion segment increased by $116,458, or 3%, in 2022 compared to 2021 primarily due an unfavorable project mix, requiring more labor to complete projects.

	For the years ended December 31,
	2022	2021

Gross profit:
Sale of software	$94,507	$63,622
Software as a service	3,315,976	1,108,682
Software maintenance services	1,308,147	1,268,829
Professional services	3,449,732	3,759,368
Storage and retrieval services	740,796	742,481
Total gross profit	$8,909,158	$6,942,982

Gross profit percentage:
Sale of software	59.4%	81.1%
Software as a service	82.5%	76.9%
Software maintenance services	94.3%	94.0%
Professional services	46.9%	50.3%
Storage and retrieval services	67.7%	66.2%
Total gross profit percentage	63.6%	60.6%

Our overall gross profit increased to 64% in 2022 from 61% in 2021. The increase in the mix of software as a service revenue was the principal driver of the increase, due to the addition of Yellow Folder and overall strong margins in the Document Management segment, partially offset by margin erosion in the Document Conversion segment, driven by lower-margin project work relative to 2021.

Cost of Software Revenues

Cost of software revenues consists primarily of labor costs of our software engineers and implementation consultants and third-party software licenses that are sold in connection with our core software applications. During 2022, cost of software revenues increased by $49,749, or 336%, from 2021, increasing more than revenues with more complex solutions sold in 2022. Our gross margin for software revenues decreased to 59% from 81% in 2021. The 2021 margins were unusually strong, driven by license expansions and similar solutions that required fewer costs to deliver the solution. Yellow Folder had no impact to this category.

Cost of Software as a Service

Cost of software as a service, or SaaS, consists primarily of technical support personnel, hosting services, and related costs. Cost of software as a service increased by $368,432, or 111%, during 2022 over 2021. This increase in the cost of SaaS was less than the increase in associated SaaS revenues, so our gross margin in 2022 increased to 83% compared to 77% in 2021, as a result of strong margins with and without Yellow Folder, which contributed 85% gross margin.

Cost of Software Maintenance Services

Cost of software maintenance services consists primarily of technical support personnel and related costs. Cost of software maintenance services decreased by $1,903, or 2%, in 2022 from 2021, due to stable support activity. As a result, our gross margin for software maintenance services remained at 94% in 2022 and 2021.

Cost of Professional Services

Cost of professional services consists primarily of compensation for employees performing the document conversion services, compensation of our software engineers and implementation consultants and related third-party costs. Cost of professional services increased in 2022 by $198,857, or 5%, over 2021, primarily due to an unfavorable mix of lower-margin projects combined with the staffing challenges in our Document Conversion segment, driven by inflationary pressures. As a result, our gross margin for professional services decreased to 47% during 2022 compared to 50% in 2021. Gross margins related to consulting services may vary widely, depending upon the nature of the consulting project and the amount of labor required to complete a project. Yellow Folder partially offset the overall margin erosion with $87,679 costs in 2022 at 67% margin.

Cost of Storage and Retrieval Services

Cost of storage and retrieval services consists primarily of compensation for employees performing the document storage and retrieval services, including logistics, provided primarily by our Michigan operations and to a much lesser extent, Yellow Folder. Cost of storage and retrieval services decreased by $24,648, or 7%, during 2022 compared to 2021. The decrease was due to additional labor costs in 2021 associated with our 2021 warehouse consolidation, partially offset by general wage inflation, as well as costs decreasing in proportion to revenue project volume. Gross margins for our storage and retrieval services, which exclude the cost of facilities rental, maintenance, and related overheads, increased to 68% during 2022 compared to 66% in 2021. Yellow Folder did not have a material impact, contributing costs of $29,187, or 8% of the cost in 2022, at a gross margin of 73%.

Operating Expenses

The following table sets forth our operating expenses for the periods indicated:

	For the years ended December 31,
	2022	2021

Operating expenses:
General and administrative	$4,945,214	$4,044,296
Change in fair value of earnout liabilities	87,652	141,414
Transaction costs	355,281	-
Sales and marketing	1,971,493	1,378,352
Depreciation and amortization	722,197	413,932

Total operating expenses	$8,081,837	$5,977,994

General and Administrative Expenses

General and administrative expenses increased in 2022 by $900,918, or 22%, over 2021, principally related to the addition of Yellow Folder expenses in 2022. This was primarily reflected in our Document Management segment, in which our general and administrative expenses increased to $2,512,879 in 2022 from $1,610,017 in 2021. In our Document Conversion segment, our general and administrative expenses were roughly flat at $2,432,335 in 2022 compared to $2,434,279 in 2021.

Change in Fair Value of Earnout Liabilities

Fair value adjustments amounted to $87,652 for 2022. The fair value adjustments were driven by updated assumptions to reflect the improved performance of both acquisitions against their threshold targets and the decreasing impact of present value discounting. For 2021, improvements in actual and forecast gross margin and revenue performance drove adjustments in fair value for both the Graphic Sciences and the CEO Image earnout liabilities, totaling $141,414.

Transaction Costs

The transactions costs during 2022 were comprised of investment banker success fees, as well as legal and consulting fees, in connection with our acquisition of Yellow Folder and related fundraising activities. There were no transaction costs during 2021.

Sales and Marketing Expenses

Sales and marketing expenses increased by $593,141, or 43%, during 2022 over 2021. This increase was primarily driven by the inclusion of the sales and marketing expenses from Yellow Folder beginning the second quarter 2022, as well as adding two sales representatives.

Depreciation and Amortization

Depreciation and amortization during 2022 increased by $252,517, or 61%, over 2021 as a result of amortization of new intangible assets related to the Yellow Folder acquisition. The incremental amortization amounted to $220,375 in 2022, or 87% of the increase.

Other Items of Income and Expense

Gain on Extinguishment of Debt

The $845,083 gain on extinguishment of debt during 2021 reflects the full forgiveness of the principal and interest on our PPP Note by the SBA in January 2021.

Interest Expense

Interest expense was $803,294 during 2022 as compared with $452,120 during 2021, representing an increase of $351,174 or 78%. The increase resulted from incremental interest expense on increased net debt following the April 1, 2022 private placement of securities, slightly offset by reduced interest resulting from partial principal repayment of the 2020 Notes on December 1, 2022.

Liquidity and Capital Resources

We have financed our operations primarily through a combination of cash on hand, cash generated from operations, borrowings from third parties and related parties, and proceeds from private sales of equity. Since 2012, and including our private offering in April 2022, we have raised a total of approximately $26.5 million in cash through issuances of debt and equity securities. As of December 31, 2022, we had approximately $2.7 million in cash and cash equivalents, net working capital deficit of $1.1 million, and an accumulated deficit of $21.6 million. In June 2022, we paid approximately $1.0 million in earnout liabilities and in December 2022 we prepaid approximately $1.0 million in principal, which was due in February 2023.

In 2022, we engaged in several actions that significantly improved our liquidity and cash flows, including, on April 1, 2022:

●	acquiring the positive cash flow generated by Yellow Folder,

●	receiving aggregate gross proceeds of approximately $5.7 million from the private placement of our common stock (all which was used to acquire Yellow Folder), and

●	receiving approximately $3.0 million in proceeds from the issuance of 12% subordinated promissory notes due March 30, 2025, which we refer to as the 2022 Notes (some of which was used to acquire Yellow Folder, with the remainder used for general working capital).

Of our existing debt as of December 31, 2022, approximately $0.3 million was due and paid on February 28, 2023, $0.7 million is due August 31, 2023, and approximately $3 million is due March 30, 2025. We also paid final earnout payments for our Graphic Sciences acquisition of $700,000 subsequent to the balance sheet date, on January 3, 2023. Our operating cash flow alone may be insufficient to meet the debt obligations in full in 2023. We have positive operating cash flow, and we believe we could seek additional debt or equity financing on acceptable terms. We believe that our balance sheet and financial statements would support a full or partial refinancing or other appropriate modification of the current promissory notes, such as an extension or conversion to equity. We are confident in our ability to prudently manage our current debt on terms acceptable to us.

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

Indebtedness

As of December 31, 2022, our outstanding long-term indebtedness consisted of:

●	The 2020 Notes issued to accredited investors on March 2, 2020, with an aggregate outstanding principal balance of $980,450 and accrued interest of $0 (of which $262,950 in principal has been paid as of the date of this report).

●	The 2022 Notes issued to accredited investors on April 1, 2022, with an aggregate outstanding principal balance of $2,964,500 and accrued interest of $0.

Capital Expenditures

There were no material commitments for capital expenditures at December 31, 2022.

Cash Provided by Operating Activities.

From our inception, we have generated revenues from the sales, implementation, subscriptions, and maintenance of our internally generated software applications, as well as significantly increased revenues from document conversion services beginning in 2020. Our uses of cash from operating activities include compensation and related costs, hardware costs, rent for our corporate offices and warehouses, hosting fees for our cloud-based software services, other general corporate expenditures, and travel costs to client sites.

The majority of our software as a service revenues and our maintenance support services revenues are annual contracts which are generally invoiced and collected at the beginning of each renewal period. Of these annual renewals, we experience seasonality favoring the third quarter each year, due to governmental entity preferences for a July to June annual period. Accordingly, our cash collections are largest in the third quarter, and our deferred revenues are generally correspondingly at their highest during that period as well.

Net cash provided by operating activities during 2022 was $1,988,778, primarily attributable to the net income adjusted for non-cash expenses of $2,264,811, an increase in operating assets of $243,527 and a decrease in operating liabilities of $56,533. Net cash provided by operating activities during 2021 was $1,389,966, primarily attributable to net income adjusted for non-cash expenses of $703,883, an increase in operating assets of $393,404 and a decrease in operating liabilities of $278,464.

Cash Used in Investing Activities.

Net cash used in investing activities in 2022 was $6,960,594, primarily $6,383,269 in cash paid to acquire Yellow Folder, as well as $376,345 in capitalized internal use software. Net cash used in investing activities in 2021 was $590,485, primarily related to purchases of racking property and equipment for the new Sterling Heights, MI warehouse.

Cash Provided and Used in Financing Activities.

Net cash provided by financing activities during 2022 amounted to $5,915,667, as the result of cash generated from the sale of common stock of $5,740,758 and from new borrowings of $2,964,500, partially offset by issuance costs of $746,342, as well as a further offset of $1,018,333 in earnout liability payments and $1,019,550 in repayment of notes payable and $5,366 in the principal portion of a finance lease liability. Net cash used by financing activities during 2021 amounted to $954,733 in earnout liability payments.

Critical Accounting Policies and Estimates

These critical accounting policies and estimates by our management should be read in conjunction with Note 3 Summary of Significant Accounting Policies to the Consolidated Financial Statements.

The preparation of our consolidated financial statements in accordance GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. We monitor and analyze these items for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. The actual results experienced by us may differ materially from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

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

As of December 31, 2022 and 2021, we recorded a change in fair value of earnout liabilities for both Graphic Sciences and CEO Image. The assumptions were updated to reflect the improved performance of both acquisitions against their threshold targets, a reduction of pandemic-related uncertainty, and the decreasing impact of time value of money. In December 2022, an amendment to the Graphic Sciences stock purchase agreement was signed, which accelerated the timing of the final Graphic Sciences earnout payment and set the amount at $700,000. This amount was paid subsequent to the balance sheet date, on January 3, 2023.

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

Accounting for Costs of Computer Software to be Sold, Leased or Marketed and Accounting for Internal Use Software

We design, develop, test, market, license, and support new software products and enhancements of current products. We continuously monitor our software products and enhancements to remain compatible with standard platforms and file formats. In accordance with ASC 985-20 “Costs of Software to be Sold, Leased or Otherwise Marketed,” we expense software development costs, including costs to develop software products or the software component of products to be sold, leased, or marketed to external users, before technological feasibility is reached. Once technological feasibility has been established, certain software development costs incurred during the application development stage are eligible for capitalization. Based on our software development process, technical feasibility is established upon completion of a working model. Technological feasibility is typically reached shortly before the release of such products. Such costs in the amount of $43,771 were capitalized during the 2022. No such costs were capitalized during 2021.

In accordance with ASC 350-40, “Internal-Use Software,” we capitalize purchase and implementation costs of internal use software. Once an application has reached development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable that the expenditure will result in additional functionality. Such costs in the amount of $376,345 were capitalized during 2022. Such costs in the amount of $38,305 were capitalized during 2021.

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

To the Stockholders and Board of Directors

Intellinetics, Inc. and Subsidiaries

Columbus, Ohio

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Intellinetics, Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Evaluation of the Fair Value of Intangibles and Goodwill Related to Business Acquisitions

Description of the Matter

As discussed in Note 4 to the consolidated financial statements, the Company completed the acquisition of Yellow Folder LLC. (Yellow Folder) on April 1, 2022, for a purchase price of $6,383,269. We identified the evaluation of the acquisition date fair values of intangible assets acquired and goodwill as a critical audit matter.

Auditing the valuation of the acquired intangible assets was complex and required significant auditor judgment due to the high degree of subjectivity in evaluating certain assumptions required to estimate the fair values. In particular, the fair value measurement of customer relationships was sensitive to management’s forecasts of revenue growth rates, gross margin, earnings before interest, taxes, depreciation and amortization (EBITDA) margin, and the discount rate used to estimate the discounted cash flows. The fair value measurement of the proprietary technology and trade name assets were sensitive to management’s forecasts of revenue growth rates, royalty rates and the discount rate used to estimate the discounted cash flows.

How We Addressed the Matter in Our Audit

To test the fair value estimates of the customer relationship, proprietary technology and trade name intangible assets, we performed audit procedures which included, among others, evaluating the prospective financial information used in the valuation models, testing the completeness and accuracy of the underlying data and evaluating the Company’s use of valuation methodologies. Our procedures to assess the prospective financial information used in the valuation models, included evaluating the key assumptions discussed above, by comparing them to historical results of the acquired business. We involved our valuation specialists to assist in our evaluation of the reasonableness of the significant assumptions used in the fair value estimates as well as to independently calculate fair value estimates for the acquired intangible assets. Lastly, we evaluated the appropriateness of the Company’s related disclosures.

/s/ GBQ Partners LLC
We have served as the Company’s auditor since 2012.
Columbus, Ohio
March 27, 2023

Part I Financial Information

Item 1. Financial Statements

INTELLINETICS, INC. and SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021

ASSETS
Current assets:
Cash	$2,696,481	$1,752,630
Accounts receivable, net	1,121,083	1,176,059
Accounts receivable, unbilled	596,410	444,782
Parts and supplies, net	73,221	76,691
Contract assets	80,378	78,556
Prepaid expenses and other current assets	325,466	155,550
Total current assets	4,893,039	3,684,268

Property and equipment, net	1,068,706	1,091,780
Right of use assets, operating	3,200,191	3,841,612
Right of use asset, finance	154,282	-
Intangible assets, net	4,419,646	968,496
Goodwill	5,789,821	2,322,887
Other assets	417,457	53,089
Total assets	$19,943,142	$11,962,132

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$370,300	$181,521
Accrued compensation	411,683	343,576
Accrued expenses	114,902	161,862
Lease liabilities, operating - current	692,074	616,070
Lease liability, finance - current	22,493	-
Deferred revenues	2,754,064	1,194,649
Deferred compensation	-	100,828
Earnout liabilities - current	700,000	958,818
Notes payable - current	936,966	-
Total current liabilities	6,002,482	3,557,324

Long-term liabilities:
Notes payable - net of current portion	2,085,035	1,754,527
Notes payable - related party	529,084	-
Lease liabilities, operating - net of current portion	2,624,608	3,316,682
Lease liability, finance - net of current portion	133,131	-
Earnout liabilities - net of current portion	-	671,863
Total long-term liabilities	5,371,858	5,743,072
Total liabilities	11,374,340	9,300,396

Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized; 4,073,757 and 2,823,072 shares issued and outstanding at December 31, 2022 and 2021, respectively	4,074	2,823
Additional paid-in capital	30,179,017	24,297,229
Accumulated deficit	(21,614,289)	(21,638,316)
Total stockholders’ equity	8,568,802	2,661,736
Total liabilities and stockholders’ equity	$19,943,142	$11,962,132

See Notes to these consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Consolidated Statements of Operations

	For the Twelve Months Ended December 31,
	2022	2021

Revenues:
Sale of software	$159,084	$78,450
Software as a service	4,017,409	1,441,683
Software maintenance services	1,387,885	1,350,470
Professional services	7,357,937	7,468,716
Storage and retrieval services	1,094,613	1,120,946
Total revenues	14,016,928	11,460,265

Cost of revenues:
Sale of software	64,577	14,828
Software as a service	701,433	333,001
Software maintenance services	79,738	81,641
Professional services	3,908,205	3,709,348
Storage and retrieval services	353,817	378,465
Total cost of revenues	5,107,770	4,517,283

Gross profit	8,909,158	6,942,982

Operating expenses:
General and administrative	4,945,214	4,044,296
Change in fair value of earnout liabilities	87,652	141,414
Transaction costs	355,281	-
Sales and marketing	1,971,493	1,378,352
Depreciation and amortization	722,197	413,932

Total operating expenses	8,081,837	5,977,994

Income from operations	827,321	964,988

Other (expense) income
Gain on extinguishment of debt	-	845,083
Interest expense	(803,294)	(452,120)

Total other (expense) income, net	(803,294)	392,963

Income before income taxes	24,027	1,357,951

Net income	$24,027	$1,357,951

Basic net income per share:	$0.01	$0.48
Diluted net income per share:	$0.01	$0.44

Weighted average number of common shares outstanding - basic	3,767,299	2,822,972
Weighted average number of common shares outstanding - diluted	4,295,817	3,104,820

See Notes to these consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the Twelve Months Ended December 31, 2022 and 2021

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2020	2,810,865	$2,811	$24,147,488	$(22,996,267)	$1,154,032

Stock Issued to Directors	12,207	12	57,488	-	57,500

Stock Option Compensation	-	-	92,253	-	92,253

Net Income	-	-	-	1,357,951	1,357,951

Balance, December 31, 2021	2,823,072	$2,823	$24,297,229	$(21,638,316)	$2,661,736

Balance, December 31, 2021	2,823,072	$2,823	$24,297,229	$(21,638,316)	$2,661,736

Stock Issued to Directors	8,097	8	57,492	-	57,500

Stock Option Compensation	-	-	363,950	-	363,950

Stock Issued	1,242,588	1,243	5,739,515	-	5,740,758

Equity Issuance Costs	-	-	(492,182)	-	(492,182)

Warrants Issued and Extended	-	-	213,013	-	213,013

Net Income	-	-	-	24,027	24,027

Balance, December 31, 2022	4,073,757	$4,074	$30,179,017	$(21,614,289)	$8,568,802

See Notes to these consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Twelve Months Ended December 31,
	2022	2021

Cash flows from operating activities:
Net income	$24,027	$1,357,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	722,197	413,932
Bad debt expense (recovery)	42,129	(11,187)
Loss on disposal of fixed assets	24,473	-
Parts and supplies reserve change	-	9,000
Amortization of deferred financing costs	216,381	103,739
Amortization of debt discount	102,400	106,666
Right of use asset, operating	641,421	635,649
Amortization of right of use asset, finance	6,708	-
Stock issued for services	57,500	57,500
Stock option compensation	363,950	92,253
Gain on extinguishment of debt	-	(845,083)
Change in fair value of earnout liabilities	87,652	141,414
Changes in operating assets and liabilities:
Accounts receivable	81,227	(372,492)
Accounts receivable, unbilled	(151,628)	78,740
Parts and supplies	3,470	(5,907)
Prepaid expenses and other current assets	(176,596)	(93,745)
Accounts payable and accrued expenses	173,480	141,562
Lease liabilities, operating, current and long-term	(616,070)	(618,986)
Deferred compensation	(100,828)	-
Accrued interest, current and long-term	-	442
Deferred revenues	486,885	198,518
Total adjustments	1,964,751	32,015
Net cash provided by operating activities	1,988,778	1,389,966

Cash flows from investing activities:
Cash paid to acquire business	(6,383,269)	-
Capitalization of internal use software	(376,345)	(38,305)
Purchases of property and equipment	(200,980)	(552,180)
Net cash used in investing activities	(6,960,594)	(590,485)

Cash flows from financing activities:
Payment of earnout liabilities	(1,018,333)	(954,733)
Proceeds from issuance of common stock	5,740,758	-
Offering costs paid on issuance of common stock and notes	(746,342)	-
Proceeds from notes payable	2,364,500	-
Proceeds from notes payable - related parties	600,000	-
Principal portion of finance lease liability	(5,366)	-
Repayment of notes payable	(1,019,550)	-
Net cash provided by (used in) financing activities	5,915,667	(954,733)

Net increase (decrease) in cash	943,851	(155,252)
Cash - beginning of period	1,752,630	1,907,882
Cash - end of period	$2,696,481	$1,752,630

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$496,805	$242,545
Cash paid during the period for income taxes	$12,888	$4,595

Supplemental disclosure of non-cash financing activities:
Discount on notes payable for warrants	$169,900	$-
Discount on notes payable - related parties for warrants	43,113	-
Right-of-use asset obtained in exchange for operating lease liability	-	1,836,256
Right-of-use asset obtained in exchange for finance lease liability	160,990	-

Supplemental disclosure of non-cash investing activities relating to business acquisitions:
Accounts receivable	$68,380	$-
Prepaid expenses	38,913	-
Property and equipment	30,018	-
Intangible assets	3,888,000	-
Goodwill	3,466,934	-
Accounts payable	(36,446)	-
Deferred revenues	(1,072,530)	-
Net assets acquired in acquisition	6,383,269	-
Cash used in business acquisition	$6,383,269	$-

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses. By their nature, these estimates and assumptions are subject to an inherent degree of uncertainty. The impact of inflation, as well as COVID-19, has significantly increased economic and demand uncertainty. Because future events and their effects cannot be determined with precision, actual results could differ significantly from estimated amounts.

Significant estimates and assumptions include valuation allowances related to receivables, accounts receivable -unbilled, the recoverability of long-term assets, depreciable lives of property and equipment, purchase price allocations for acquisitions, fair value for goodwill and intangibles, the right-of-use assets and lease liabilities, estimates of fair value deferred taxes and related valuation allowances. Our management monitors these risks and assesses our business and financial risks on a quarterly basis.

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

g) Contract balances

When the timing of our delivery of goods or services is different from the timing of payments made by customers, we recognize either a contract asset (performance precedes contractual due date) or a contract liability (customer payment precedes performance). Customers that prepay are represented by deferred revenue until the performance obligation is satisfied. Contract assets represent arrangements in which the good or service has been delivered but payment is not yet due. Our contract assets consisted of accounts receivable, unbilled, which are disclosed on the consolidated balance sheets, as well as contract assets which are comprised of employee sales commissions paid in advance of contract periods ending. Our contract liabilities consisted of deferred (unearned) revenue, which is generally related to software as a service or software maintenance contracts. We classify deferred revenue as current based on the timing of when we expect to recognize revenue, which are disclosed on the consolidated balance sheets.

The following tables present changes in our accounts receivable and contract assets during the years ended December 31, 2022, and 2021:

	Balance at Beginning of Period	Addition from acquisition (Note 5)	Billings	Payments Received	Balance at End of Period
Year ended December 31, 2022
Accounts receivable	$1,176,059	$68,380	$14,422,286	$(14,545,641)	$1,121,083

Year ended December 31, 2021
Accounts receivable	$792,380	$-	$11,871,874	$(11,488,195)	$1,176,059

	Balance at Beginning of Period	Revenue Recognized in Advance of Billings	Billings	Balance at End of Period
Year ended December 31, 2022
Accounts receivable, unbilled	$444,782	$3,776,612	$(3,624,984)	$596,410

Year ended December 31, 2021
Accounts receivable, unbilled	$523,522	$4,213,550	$(4,292,290)	$444,782

	Balance at Beginning of Period	Commissions Paid	Commissions Recognized	Balance at End of Period
Year ended December 31, 2022
Contract assets	$78,556	$120,966	$(119,144)	$80,378

Year ended December 31, 2021
Contract assets	$31,283	$88,168	$(40,895)	$78,556

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

Remaining performance obligations represent the transaction price from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 97% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. As of December 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations for software as a service and software maintenance contracts with a duration greater than one year was $74,448. As of December 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations for software as a service and software maintenance contracts with a duration greater than one year was $16,835. This does not include revenue related to performance obligations that are part of a contract whose original expected duration is one year or less.

The following table presents changes in our contract liabilities during the years ended December 31, 2022 and 2021:

	Balance at Beginning of Period	Addition from acquisition (Note 4)	Billings	Recognized Revenue	Balance at End of Period
Year ended December 31, 2022
Contract liabilities: Deferred revenue	$1,194,649	$860,456	$7,107,625	$(6,408,666)	$2,754,064

Year ended December 31, 2021
Contract liabilities: Deferred revenue	$996,131	$-	$3,700,828	$(3,502,310)	$1,194,649

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

k) Contract costs

We capitalize the incremental costs of obtaining a contract with a customer. We have determined that certain sales commissions meet the requirement to be capitalized, and we amortize these costs on a consistent basis with the pattern of transfer of the goods and services in the contract. Total capitalized costs to obtain contracts are included in contract assets on our consolidated balance sheets.

l) Sales taxes

Sales taxes charged to and collected from customers as part of our sales transactions are excluded from revenues, as well as the determination of transaction price for contracts with multiple performance obligations, and recorded as a liability to the applicable governmental taxing authority.

m) Disaggregation of revenue

We provide disaggregation of revenue based on product groupings in our consolidated statements of operations as we believe this best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Revenues from contracts are primarily within the United States. International revenues were not material to the consolidated financial statements for the years ended December 31, 2022 and 2021.

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

The number of customers that comprise our customer base, along with the different industries, governmental entities and geographic regions, in which our customers operate, limits concentrations of credit risk with respect to accounts receivable, with the exception of the State of Michigan. In the years ended December 31, 2022 and 2021, our sales to the State of Michigan totaled approximately 38% and 47% of revenues, respectively. We have not experienced any losses resulting from nonpayment by the State of Michigan.

We do not generally require collateral or other security to support customer receivables; however, we may require customers to provide retainers, up-front deposits or irrevocable letters-of-credit when considered necessary to mitigate credit risks. We have established an allowance for doubtful accounts based upon facts surrounding the credit risk of specific customers and past collections history. Credit losses have been within management’s expectations. At December 31, 2022 and 2021, our allowance for doubtful accounts was $88,331 and $48,783, respectively.

Parts and Supplies

Parts and supplies are valued at the lower of cost or net realizable value. Costs are determined using the first-in, first-out method. Parts and supplies are used for scanning and document conversion services. A provision for potentially obsolete or slow-moving parts and supplies inventory is made based on parts and supplies levels, future sales forecasted and management’s judgment of potentially obsolete parts and supplies. We recorded an allowance of $24,000 at December 31, 2022 and 2021.

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

Recoverability is assessed based on comparing the carrying amount of the asset to the aggregate pre-tax undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group. Impairment is recognized when the carrying amount is not recoverable and exceeds the fair value of the asset or asset group. The impairment loss, if any, is measured as the amount by which the carrying amount exceeds fair value, which for this purpose is based upon the discounted projected future cash flows of the asset or asset group. There was no impairment of long lived assets in the twelve month periods ended 2022 or 2021.

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

Leases

We determine if an arrangement is a lease at inception. Operating leases in which we are the lessee are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the consolidated balance sheets. Finance leases in which we are the lessee are included in finance lease right-of-use (“ROU”) assets and finance lease liabilities in the consolidated balance sheets. We do not have any leases for which we are the lessor.

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

Software Development Costs

We design, develop, test, market, license, and support new software products and enhancements of current products. We continuously monitor our software products and enhancements to remain compatible with standard platforms and file formats. In accordance with ASC 985-20 “Costs of Software to be Sold, Leased or Otherwise Marketed,” we expense software development costs, including costs to develop software products or the software component of products to be sold, leased, or marketed to external users, before technological feasibility is reached. Once technological feasibility has been established, certain software development costs incurred during the application development stage are eligible for capitalization. Based on our software development process, technical feasibility is established upon completion of a working model. Technological feasibility is typically reached shortly before the release of such products. Such costs in the amount of $43,771 were capitalized during the 2022. No such costs were capitalized during 2021.

In accordance with ASC 350-40, “Internal-Use Software,” we capitalize purchase and implementation costs of internal use software. Once an application has reached development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable that the expenditure will result in additional functionality. Such costs in the amount of $376,345 were capitalized during 2022. Such costs in the amount of $38,305 were capitalized during 2021.

Capitalized costs are stated at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the related assets on a straight-line basis, which is three years. At December 31, 2022 and 2021, our consolidated balance sheets included $402,673 and $38,305, respectively, in other long-term assets.

For the years ended December 31, 2022, and 2021, our expensed software development costs were $253,797 and $345,697, respectively.

Recently Issued Accounting Pronouncements Not Yet Effective

Financial Instruments – Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. ASC 2016-16 is effective for annual reporting periods beginning after December 15, 2023, including interim reporting periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.

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

Advertising

We expense the cost of advertising as incurred. Advertising expense for the years ended December 31, 2022 and 2021 amounted to $25,830 and $10,237, respectively.

Earnings Per Share

Basic income or loss per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted income or loss per share is computed by dividing net income or loss by the diluted weighted average number of shares of common stock outstanding during the period. The diluted weighted average number of shares gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share exclude all diluted potential shares if their effect is anti-dilutive, including warrants or options which are out-of-the-money and for those periods with a net loss. The twelve months ended December 31, 2022 and 2021 reported net income.

Income Taxes

We file a consolidated federal income tax return with our subsidiaries. The provision for income taxes is computed by applying statutory rates to income before taxes.

Deferred income taxes are recognized for the tax consequences in future years of temporary differences between the financial reporting and tax bases of assets and liabilities as of each period-end based on enacted tax laws and statutory rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A 100% valuation allowance has been established on deferred tax assets at December 31, 2022 and 2021, due to the uncertainty of our ability to realize future taxable income.

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

The Document Conversion Segment provides services for scanning and indexing, converting images from paper to digital, paper to microfilm, and microfiche to microfilm, as well as long-term physical document storage and retrieval. This segment conducts its primary operations in the United States. Markets served include businesses and federal, county, and municipal governments. Solutions are sold both directly to end-users and through a reseller distributor.

Information by operating segment is as follows:

	Year ended December 31, 2022	Year ended December 31, 2021
Revenues
Document Management	$5,999,726	$3,089,669
Document Conversion	8,017,202	8,370,596
Total revenues	$14,016,928	$11,460,265

Gross profit
Document Management	$4,978,163	$2,542,135
Document Conversion	3,930,995	4,400,847
Total gross profit	$8,909,158	$6,942,982

Capital additions, net
Document Management	$434,654	$44,052
Document Conversion	186,442	546,433
Total capital additions, net	$621,096	$590,485

	December 31, 2022	December 31, 2021
Goodwill
Document Management	$3,989,645	$522,711
Document Conversion	1,800,176	1,800,176
Total goodwill	$5,789,821	$2,322,887

	December 31, 2022	December 31, 2021
Total assets
Document Management	$10,284,143	$2,233,419
Document Conversion	9,658,959	9,728,713
Total assets	$19,943,142	$11,962,132

Statement of Cash Flows

For purposes of reporting cash flows, cash includes cash on hand and demand deposits held by banks.

Reclassifications

Certain amounts reported in prior filings of the consolidated financial statements have been reclassified to conform to current presentation.

4. Business Acquisitions

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

Acquisition costs which include legal and other professional fees of $355,281 for the twelve months ended December 31, 2022, were expensed as nonrecurring transaction costs and are included in transaction costs in the accompanying consolidated statements of operations.

The following unaudited pro forma information presents a summary of the consolidated results of operations for the Company as if the acquisition of Yellow Folder had occurred on January 1, 2021.

	For the twelve months ended
	(unaudited)	(unaudited)
	December 31, 2022	December 31, 2021
Total revenues	$14,794,780	$14,273,739

Net income	$58,543	$1,316,854

Basic net income per share	$0.01	$0.32
Diluted net income per share	$0.01	$0.29

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

The following tables present the amounts of revenue and earnings of Yellow Folder since the acquisition date included in the consolidated income statement for the reporting period.

For the twelve months ended
December 31, 2022
Yellow Folder:
Total revenues	$2,460,474
Net income	$520,186

5. Intangible Assets, Net

At December 31, 2022, intangible assets consisted of the following:

	Estimated		Accumulated
	Useful Life	Costs	Amortization	Net
Trade names	10 years	$297,000	$(47,067)	$249,933
Proprietary technology	10 years	861,000	(64,575)	796,425
Customer relationships	5-15 years	4,091,000	(717,712)	3,373,288
		$5,249,000	$(829,354)	$4,419,646

At December 31, 2021, intangible assets consisted of the following:

	Estimated		Accumulated
	Useful Life	Costs	Amortization	Net
Trade names	10 years	$119,000	$(21,817)	$97,183
Customer relationships	5-8 years	1,242,000	(370,687)	871,313
		$1,361,000	$(392,504)	$968,496

Amortization expense for the years ended December 31, 2022 and 2021, amounted to $436,850 and $216,475, respectively. The following table represents future amortization expense for intangible assets subject to amortization.

For the Years Ending December 31,	Amount
2023	$510,308
2024	510,308
2025	492,841
2026	352,441
2027	326,108
Thereafter	2,227,640
$4,419,646

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

The carrying values of cash and equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of its short maturity. Management believes that the carrying value of the 2020 Notes and 2022 Notes approximate fair value given that, while there has been change in the overall economic environment, including a significant increase in interest rates, there has not been significant net availability of credit to the Company.

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

The following table provides a summary of the changes in fair value of the earnout liabilities for the years ended December 31, 2022 and 2021:

Year ended December 31, 2022
Fair value at January 1, 2022	$1,630,681
Payments	(1,018,333)
Change in fair value	87,652
Fair value at December 31, 2022	$700,000

Year ended December 31, 2021
Fair value at January 1, 2021	$2,444,000
Payments	(954,733)

Change in fair value	141,414
Fair value at December 31, 2021	$1,630,681

The fair values of amounts owed are recorded in the current and long-term portions of earnout liabilities in our consolidated balance sheets. Changes in fair value are recorded in change in fair value of earnout liabilities in our consolidated statements of operations.

7. Property and Equipment

Property and equipment are comprised of the following:

	December 31, 2022	December 31, 2021
Computer hardware and purchased software	$1,595,652	$1,494,918
Leasehold improvements	395,918	295,230
Furniture and fixtures	71,325	71,325
	2,062,895	1,861,473
Less: accumulated depreciation	(994,189)	(769,693)
Property and equipment, net	$1,068,706	$1,091,780

Total depreciation expense on our property and equipment for the years ended December 31, 2022 and 2021 amounted to $229,599 and $197,457, respectively.

8. Notes Payable – Unrelated Parties

Summary of Notes Payable to Unrelated Parties

The table below summarizes all notes payable at December 31, 2022 and 2021, respectively with the exception of related party notes disclosed in Note 9 “Notes Payable - Related Parties.”

	December 31, 2022	December 31, 2021
2022 Unrelated Notes	$2,364,500	$-
2020 Notes	980,450	2,000,000
Total notes payable	$3,344,950	$2,000,000
Less unamortized debt issuance costs	(300,904)	(121,029)
Less unamortized debt discount	(22,045)	(124,444)
Less current portion, net	(936,966)	-
Long-term portion of notes payable	$2,085,035	$1,754,527

Future minimum principal payments of the Notes Payable to Unrelated Parties are as follows:

As of December 31,	Amount
2023	$980,450
2025	2,364,500
Total	$3,344,950

As of December 31, 2022 and 2021, accrued interest for these notes payable with the exception of the related party notes in Note 9, “Notes Payable - Related Parties,” was $0. As of December 31, 2022 and 2021, unamortized debt issuance costs and unamortized debt discount were reflected within short and long term liabilities on the consolidated balance sheets, netted with the corresponding notes payable balance.

With respect to all notes outstanding (other than the notes to related parties), interest expense, including the amortization of debt issuance costs and debt discount for the years ended December 31, 2022 and 2021 was $737,949 and $452,120, respectively.

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

2020 Notes

On March 2, 2020, we sold 2,000 units, at an offering price of $1,000 per unit, to accredited investors in a private placement offering, with each unit consisting of $1,000 in 12% Subordinated Notes (“2020 Notes”) and 40 shares of our common stock, for aggregate gross proceeds of $2,000,000. The entire outstanding principal and unpaid interest of the 2020 Notes were initially due and payable on February 28, 2023. On December 1, 2022, we paid the note holders an amount totaling $1,019,550 as a prepayment of principal. In December 2022, a majority of the note holders signed an amendment to extend the maturity date for $717,500 of the remaining $980,450 in 2020 Notes to August 31, 2023. Interest on the 2020 Notes accrues at the rate of 12% per annum, payable quarterly in cash, beginning on June 30, 2021. Any accrued but unpaid quarterly installment of interest will accrue interest at the rate of 14.0% per annum. Any overdue principal and accrued and unpaid interest at the maturity date will accrue a mandatory default penalty of 20% of the outstanding principal balance and an interest rate of 14% per annum from the maturity date until paid in full. We used a portion of the net proceeds from the private placement offering to finance the acquisitions of Graphic Sciences and CEO Image and the remaining net proceeds for working capital and general corporate purposes. We recognized a debt discount of $320,000 for the 80,000 shares issued in conjunction with the units. The amortization of the debt discount, which will be recognized over the life of the 2020 Notes as interest expense, for the years ended December 31, 2022 and 2021 was $102,400 and $106,666, respectively.

PPP Note

On April 15, 2020, we were issued an unsecured promissory note (“PPP Note”) under the Paycheck Protection Program through PNC Bank with a principal amount of $838,700. The term of the PPP Note Payable was two years, with an interest rate of 1.0% per annum deferred for the first six months. We received notice on January 20, 2021 that the Small Business Administration had forgiven the full amount of principal and interest of the PPP Note, and we have recognized a gain on extinguishment of debt of $845,083 for the year ended December 31, 2021.

9. Notes Payable - Related Parties

Summary of Notes Payable to Related Parties

The table below summarizes all notes payable to related parties at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Notes payable – “2022 Related Note”	$600,000	$-
Less unamortized debt issuance costs	(70,916)	-
Long-term portion of notes payable	$529,084	$-

Future minimum principal payments of the 2022 Notes to related parties are as follows:

As of December 31,	Amount
2025	$600,000
Total	$600,000

As of December 31, 2022 and 2021, accrued interest for these notes payable – related parties was $0. As of December 31, 2022 and 2021, unamortized deferred financing costs were reflected within long term liabilities on the consolidated balance sheets.

With respect to all notes payable – related parties outstanding, interest expense, including the amortization of debt issuance costs, for the years ended December 31, 2022 and was $77,638 and $0, respectively.

2022 Related Note

On April 1, 2022, we issued a 12% Subordinated Note with a principal amount of $600,000 (the “2022 Related Note”) to Robert Taglich (holding more than 5% beneficial interest in the Company’s Shares). The entire outstanding principal and unpaid interest of the 2022 Related Note is due and payable on March 30, 2025. Interest on the 2022 Related Note accrues at the rate of 12% per annum, payable quarterly in cash, beginning on September 30, 2022. Any accrued but unpaid quarterly installment of interest will accrue interest at the rate of 14.0% per annum. Any overdue principal and accrued and unpaid interest at the maturity date will accrue a mandatory default penalty of 20% of the outstanding principal balance and an interest rate of 14% per annum from the maturity date until paid in full. We used a portion of the net proceeds from the private placement offering to finance the acquisition of Yellow Folder and the remaining net proceeds for working capital and general corporate purposes.

10. Deferred Compensation

Pursuant to an employment agreement, we have accrued incentive compensation totaling $0 and $100,828 as of December 31, 2022 and 2021, respectively, for one of our founders. During the year ended December 31, 2022, we paid $100,828, in deferred incentive compensation, which amount was reflected as a reduction in our deferred compensation liability. We made no deferred incentive compensation payments during 2021.

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

Leases

On January 1, 2010, we entered into an agreement to lease 6,000 rentable square feet of office space in Columbus, Ohio, used for our corporate headquarters, Document Conversion operations, and a small portion of our Document Management operations. The lease commenced on January 1, 2010 and, pursuant to a lease extension dated September 18, 2021, the lease expires on December 31, 2028. The monthly rental payment is $4,950, with gradually higher annual increases each January up to $5,850 for the final year.

We lease 36,000 square feet of space in Madison Heights, Michigan as the main facility for our Document Conversion operations. 20,000 square feet is used for records storage services, with the remainder of the space used for production, sales, and administration. The monthly rental payment is $43,185, with gradually higher annual increases each September up to $45,828 for the final year, and with a lease term continuing until August 31, 2026.

We also lease a separate 37,000 square foot building in Sterling Heights, Michigan for our Document Conversion operations, with most of the space used for document storage, except approximately 5,000 square feet, which is used for production. The monthly rental payment is $21,072, with gradually higher annual increases each May up to $24,171 for the final year, and with a lease term continuing to April 30, 2028.

We lease office space in Traverse City, Michigan for Document Conversion production. The monthly rental payment is $4,500, with a lease term continuing until January 31, 2024.

We also lease and use vehicles for logistics pertaining to our Document Conversion segment, primarily pickup and delivery of client materials, including storage and retrieval operations. The monthly rental payments for these vehicles total $4,789, with lease terms continuing until September 30, 2028.

We also lease and use an additional temporary office space in Madison Heights for our Document Conversion operations, with a monthly rental payment of $1,605 and a lease term on a month-to-month basis. We have made an accounting policy election to not record a right-of-use asset and lease liability for short-term leases, which are defined as leases with a lease term of 12 months or less. Instead, the lease payments are recognized as rent expense in the general and administrative expenses on the statement of operations.

For each of the above listed leases, management has determined it will utilize the base rental period and have not considered any renewal periods.

The following table sets forth the future minimum lease payments under our leases:

For the Year Ending December 31,	Finance Lease	Operating Leases
2023	$33,195	$940,923
2024	33,195	879,142
2025	33,195	880,254
2026	33,195	713,362
2027	33,195	355,972
Thereafter	24,896	166,833
	$190,871	$3,936,536

The following table summarizes the components of lease expense:

For the Year Ending December 31,	2022	2021
Finance lease expense:
Amortization of ROU assets	$6,708	$-
Interest on lease liabilities	2,933	-
Operating lease expense	952,270	1,043,980
Short-term lease expense	19,254	97,024

The following tables set forth additional information pertaining to our leases:

For the Year Ending December 31,	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance lease (interest)	$2,933	$-
Financing cash flows from finance lease (principal)	5,366	-
Operating cash flows from operating leases	635,324	729,549
ROU assets obtained in exchange for new finance lease liability	160,990	-
Weighted average remaining lease term – finance lease	5.8 years	-
Weighted average remaining lease term – operating leases	4.5 years	5.4 years
Discount rate – finance lease	7.50%	-
Weighted average discount rate – operating leases	6.97%	7.02%

	December 31, 2022	December 31, 2021
Operating leases:
Right-of-use assets, operating	$3,200,191	$3,841,612
Lease liabilities, operating – current	692,074	616,070
Lease liabilities, operating – net of current	2,624,608	3,316,682
Total operating lease liabilities	$3,316,682	$3,932,752

Finance leases:
Right-of-use asset, finance	$160,990	$-
Accumulated amortization	6,708	-
Right-of-use asset, finance, net	154,282	-

Lease liability, finance – current	22,493	-
Lease liability, finance – net of current	133,131	-
Total finance lease liability	$155,624	$-

12. Stockholders’ Equity

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

Common Stock

As of December 31, 2022, 4,073,757 shares of common stock were issued and outstanding, 255,958 shares of common stock were reserved for issuance upon the exercise of outstanding warrants, and 497,330 shares of common stock were reserved for issuance under our 2015 Equity Incentive Plan, as amended (the “2015 Plan”).

Private Placement 2022

On April 1, 2022, we entered into a Securities Purchase Agreement with certain accredited investors, pursuant to which we issued and sold (i) 1,242,588 shares of the Company’s Common Stock, at a price of $4.62 per share, for aggregate gross proceeds of $5,740,756 and (ii) $2,964,500 in 12% Subordinated Notes, for aggregate gross proceeds of $8,705,256 for the combined private placement. We used a portion of the net proceeds of the offering to finance the acquisition of Yellow Folder, and used the remaining net proceeds for working capital and general corporate purposes, including debt reduction.

We retained Taglich Brothers, Inc. as the exclusive placement agent for the private placement. In compensation, we paid the placement agent a cash payment of 8% of the gross proceeds of the offering, along with warrants to purchase shares of Company common stock, an extension of its existing warrants, and reimbursement for the placement agent’s reasonable out of pocket expenses, FINRA filing fees and related legal fees. On April 1, 2022, the Company paid the placement agent cash in the amount of $696,420 and issued the placement agent warrants to purchase 124,258 shares at an exercise price at $4.62 per share, which are exercisable for a period of five years after issuance, contain customary cashless exercise provisions and anti-dilution protection and are entitled to limited piggyback registration rights. In addition, we agreed to extend the expiration date of all currently outstanding warrants previously issued to the placement agent and/or its assignees to March 30, 2027. Debt issuance costs of $165,406 were recorded for the issuance of the April 1, 2022 warrants, utilizing the Black-Scholes valuation model. The fair value of warrants issued was determined to be $3.91. Debt issuance costs of $47,607 were recorded for the extension of the exercise period for existing unexpired warrants to March 30, 2027, utilizing the Black-Scholes valuation model. The fair value of warrants affected was determined to be from $3.30 to $3.97. Underwriting paid-in-capital charges of $492,181 and debt issuance costs of $254,160 was recorded for the placement agent cash fee and other related legal fees. Amortization of the debt issuance costs for this private placement offering was recorded at $116,793, for the year ended December 31, 2022.

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

In connection with the private placement offering, we paid the placement agent $440,000 in cash, equal to 8% of the gross proceeds of the offering, along with 95,500 warrants to purchase shares of our common stock and reimbursement for the placement agent’s reasonable out of pocket expenses, FINRA filing fees and related legal fees. The warrants are exercisable at an exercise price at $4.00 per share for a period of five years after issuance, contain customary cashless exercise provisions and anti-dilution protection and are entitled to limited piggyback registration rights. Underwriting expense of $236,761 and debt issuance costs of $135,291 were recorded for the issuance of the March 2, 2020 warrants, utilizing the Black-Scholes valuation model. The fair value of warrants issued was determined to be $3.90. Underwriting expense of $307,867 and debt issuance costs of $175,924 was recorded for the placement agent cash fee and other related legal fees. Amortization of the debt issuance costs for this private placement offering was recorded at $99,589 and $103,739 for the years ended December 31, 2022 and 2021.

Warrants

The following sets forth the warrants to purchase our common stock that were outstanding as of December 31, 2022:

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

Warrants to purchase 124,258 shares of common stock were issued during the year ended December 31, 2022 at a fair value determined to be $3.91 per warrant utilizing the Black-Scholes valuation model. The estimated value of the warrants issued during the year ended December 31, 2022, as well as the assumptions that were used in calculating such values, were based on estimates at the issuance date in the table below. No warrants were issued during 2021.

Warrants Issued April 1, 2022
Risk-free interest rate	2.55%
Weighted average expected term	5 years
Expected volatility	116.32%
Expected dividend yield	0.00%

13. Stock-Based Compensation

From time to time, we issue stock options and restricted stock as compensation for services rendered by our directors and employees.

Restricted Stock

On January 6, 2022 and February 15, 2021, we issued 8,097 shares and 12,207 shares, respectively, of restricted common stock to our directors as part of their annual compensation plan. The grants of restricted common stock were made outside the 2015 Plan and were not subject to vesting. Stock compensation of $57,500 was recorded on this issuance of restricted common stock for the years ended December 31, 2022 and 2021.

Stock Options

On April 14, 2022, we granted employees stock options to purchase 220,587 shares at an exercise price of $6.08 per share in accordance with the 2015 Plan, with vesting continuing until 2025. The total fair value of $1,152,470 for these stock options is being recognized over the requisite service period. We did not make any stock option grants during 2021.

The weighted-average grant date fair value of options granted during the year ended December 31, 2022 was $5.22. The weighted average assumptions that were used in calculating such values during the year ended December 31, 2022, as well as the assumptions that were used in calculating such values, were based on estimates at the grant date in the table as follows:

Grant Date April 14, 2022
Risk-free interest rate	2.82%
Weighted average expected term	6 years
Expected volatility	116.60%
Expected dividend yield	0.00%

A summary of stock option activity during the years ended December 31, 2022 and 2021 is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2022	144,860	$5.61	8 years	$19,200
Granted	220,587	6.08
Outstanding at December 31, 2022	365,447	$5.89	8 years	$19,200

Exercisable at December 31, 2022	93,085	$6.44	7 years	$19,200

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2021	145,360	$5.61	9 years	$19,200
Forfeited and expired	(500)	6.50
Outstanding at December 31, 2021	144,860	$5.61	8 years	$19,200

Exercisable at December 31, 2021	66,060	$7.35	8 years	$19,200

During the years ended December 31, 2022 and 2021, stock-based compensation for options was $363,950 and $92,253, respectively.

As of December 31, 2022 and 2021, there was $1,019,140 and $230,620, respectively, of total unrecognized compensation costs related to stock options granted under our stock option agreements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of two years. The total fair value of stock options that vested during the years ended December 31, 2022, and 2021 was $91,913.

Issues of Stock-Based Compensation

The following represent grants of stock options, including the fair value recognized or to be recognized over the requisite service period:

Grant date	Shares granted (canceled)	Exercise price	Date fully vested	Fair value

February 10, 2016	4,200	$48.00	February 10, 2020	$174,748
December 6, 2016	2,000	38.00	December 6, 2020	63,937
September 25, 2017	15,000	15.00	September 25, 2019	194,149
September 25, 2017	10,000	19.00	September 25, 2019	126,862
January 30, 2019	250	45.00	January 30, 2019	885
March 11, 2019	(33,200)	-	-	-
March 11, 2019	33,200	6.50	December 6, 2020	24,898	(1)
March 11, 2019	10,100	6.50	March 11, 2023	44,591
September 2, 2020	99,000	4.00	September 2, 2024	327,181
April 14, 2022	220,587	6.08	April 14, 2025	1,152,470

(1)	Represents incremental fair value of replacement shares compared to canceled shares.

14. Concentrations

Revenues from a limited number of customers have accounted for a substantial percentage of our total revenues. During the years ended December 31, 2022 and 2021, our largest customer, the State of Michigan, accounted for 38% and 47%, respectively, of our total revenues for each period, and our second largest customer, Rocket Mortgage, accounted for 6% and 9%, respectively, of our total revenues.

For the years ended December 31, 2022, and 2021, government contracts, including K-12 education, represented approximately 77% and 72% of our net revenues, respectively. A significant portion of our sales to resellers represent ultimate sales to government agencies.

As of December 31, 2022, accounts receivable concentrations from our two largest customers were 44% and 7% of gross accounts receivable, respectively by customer. As of December 31, 2021, accounts receivable concentrations from our two largest customers were 65% and 7% of our gross accounts receivable, respectively by customer. Accounts receivable balances from our two largest customers at December 31, 2022 have been partially collected.

15. Certain Relationships and Related Transactions

Certain Relationships and Related Transactions

The following is a summary of the related person transactions that Intellinetics has participated in at any time during the reporting period.

Notes Payable – Related Parties

See Note 9 for a summary of notes issued to related parties.

2022 Private Placement

The following related persons participated as investors a private placement of our securities, on the same terms as all other investors participating in the offering. We issued and sold (i) shares of common stock, at a price of $4.62 per share and (ii) 12% subordinated notes. The principal amount of the 12% subordinated notes, together with any accrued and unpaid interest thereon, become due and payable from February 28, 2023 to August 31, 2023.

Name of Investor	Relationship to Intellinetics	Number of Shares Purchased	Amount of Notes Purchased	Date of Transaction
Michael N. Taglich	Beneficially owns more than 5% of the common stock of Intellinetics.	262,986	-	04/01/2022
Robert F. Taglich	Beneficially owns more than 5% of the Common Stock of Intellinetics.	179,652	$600,000	04/01/2022

Promoters and Certain Control Persons

William M. Cooke, a director of Intellinetics, is the Vice President of Investment Banking at Taglich Brothers, Inc. Robert F. Taglich and Michael N. Taglich, each beneficial owners of more than 5% of our common stock, are also both principals of Taglich Brothers, Inc.

We retained Taglich Brothers, Inc. on an exclusive basis to render financial advisory and investment banking services to us in connection with our acquisition of Yellow Folder. Pursuant to an Engagement Agreement, dated May 1, 2020, we paid Taglich Brothers, Inc. a success fee of $200,000 as a result of the successful completion of the acquisition of Yellow Folder.

We retained Taglich Brothers, Inc., as the exclusive placement agent for the 2022 private placement, as described above, pursuant to a Placement Agent Agreement. In connection with the 2022 private placement, we paid Taglich Brothers, Inc. $696,420, which represented an 8% commission based upon the gross proceeds of the 2022 private placement. In addition, for its services in the 2022 private placement, Taglich Brothers, Inc. was issued warrants to purchase 124,258 shares of common stock, which amount is equal to 10% of the shares sold in the 2022 private placement, which have an exercise price of $4.62 per share of common stock, are exercisable for a period of five years, contain customary cashless exercise and anti-dilution protection rights and are entitled to piggy-back registration rights.

16. Subsequent Events

Payment of Earnout Liabilities

On January 3, 2023, we paid the final earnout payment owed to the Graphic Sciences sellers, in the amount of $700,000, pursuant to a December 2022 amendment to the stock purchase agreement.

Payment of 2020 Notes

On February 28, 2023, we paid $262,950 in principal for the 2020 Notes.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022 and concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

33

Based on our evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act and we did maintain effective internal control over financial reporting, based on criteria issued by COSO.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter of the fiscal year ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION.

Not applicable.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

34

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

35

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2023.

Intellinetics, Inc.

By:	/s/ James F. DeSocio
James F. DeSocio
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 2023.

Name	Title

/s/ James F. DeSocio	President, Chief Executive Officer, and Director
James F. DeSocio	(Principal Executive Officer)

/s/ Joseph D. Spain	Chief Financial Officer and Treasurer
Joseph D. Spain	(Principal Financial and Accounting Officer)

/s/ Matthew L. Chretien	Chief Strategy Officer, Chief Technology Officer, Secretary,
Matthew L. Chretien	and Director

/s/ Rye D’Orazio	Director
Rye D’Orazio

/s/ Roger Kahn	Director
Roger Kahn

/s/ William M. Cooke	Chairman of the Board, Director
William M. Cooke

/s/ Sophie Pibouin	Director
Sophie Pibouin

/s/ John Guttilla	Director
John Guttilla

36

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference
		Form	Exhibit	Filing Date
3.1.1	Articles of Incorporation of Intellinetics, Inc.	10-SB	3.1	10-02-2000

3.1.2	Certificate of Correction, effective May 22, 2007	8-K	3.1	06-15-2007

3.1.3	Certificate of Amendment to Articles of Incorporation of Intellinetics, Inc.	8-K	99.1	09-03-2014

3.1.4	Certificate of Amendment to Articles of Incorporation of Intellinetics, Inc., dated March 2, 2020	8-K	3.1	03-04-2020

3.1.5	Certificate of Amendment to Articles of Incorporation of Intellinetics, Inc., dated March 3, 2020	8-K	3.2	03-04-2020

3.2.1	Bylaws of Intellinetics, Inc.	10-SB	3.3	10-02-2000

3.2.2	Amendment No. 1 to the Bylaws of Intellinetics, Inc.	8-K	3.4	03-01-2012

3.2.2	Amendment No. 2 to the Bylaws of Intellinetics, Inc.	8-K	3.3	03-04-2020

4.1	Form of Stock Certificate	10-K	4.1	03-30-2020

4.2	Form of Placement Agent Warrants, dated January 31, 2017	8-K	10.3	01-06-2017

4.3	Form of Warrant to Purchase Common Stock, issued October 22, 2017	8-K	10.2	10-26-2017

4.4	Form of Placement Agent Warrants	8-K	10.5	11-24-2017

37

4.5	Form of Placement Agent Warrants	8-K	10.3	09-26-18

4.6	Form of 12% Subordinated Notes, dated March 2, 2020	8-K	10.2	03-04-2020

4.7	Form of Placement Agent Warrants, dated March 2, 2020	8-K	4.4	03-04-2020

4.8	Description of Registered Securities +

4.9	Amendment to 12% Subordinated Promissory Notes	8-K	10.1	11-28-2022

4.10	Form of Placement Agent Warrants, dated April 1, 2022	8-K	4.1	04-05-2022

4.11	Form of 12% Subordinated Notes, dated April 1, 2022	8-K	10.2	04-05-2022

10.1	Amended Employment Agreement of Matthew L. Chretien, dated September 16, 2011	8-K	10.37	02-13-2012

10.2	Amended Offer of Employment of Matthew L. Chretien, dated September 16, 2011	8-K	10.38	02-13-2012

10.3	Employment Agreement of Joseph D. Spain dated December 2, 2016	8-K	10.3	12-06-2016

10.4	Lease Renewal Agreement by and between Intellinetics, Inc. and Dividend Drive LLC, dated as of August 9, 2016	10-K	10.6	03-30-2017

10.5	Intellinetics, Inc. 2015 Equity Incentive Plan	8-K	10.3	04-30-2015

10.6	First Amendment to Intellinetics, Inc. 2015 Equity Incentive Plan, dated September 25, 2017	8-K	10.2	09-26-2017

10.7	Second Amendment to Intellinetics, Inc. 2015 Equity Incentive Plan, dated February 19, 2018	8-K	10.2	02-23-2018

10.8	Third Amendment to Intellinetics, Inc. 2015 Equity Incentive Plan, dated April 17, 2020	10-K	10.8	3-24-2022

10.9	Fourth Amendment to Intellinetics, Inc. 2015 Equity Incentive Plan, dated April 29, 2021	8-K	10.1	05-05-2021

10.10	Form of Non-Qualified Stock Option Agreement under Company’s 2015 Equity Incentive Plan	10-K	10.9	03-28-2016

10.11	Form of Incentive Stock Option Agreement under Company’s 2015 Equity Incentive Plan	8-K	10.6	01-05-2016

10.12	Offer Letter, dated September 25, 2017, between Intellinetics, Inc. and James F. DeSocio	8-K	10.1	09-26-2017

10.13	Intellinetics, Inc. 2018 Executive Incentive Compensation Plan	8-K	10.3	02-23-2018

10.14	Amendment, dated February 19, 2018, between Intellinetics, Inc. and Joseph D. Spain	8-K	10.1	02-23-2018

10.15	State of Michigan Enterprise Procurement Notice of Contract No 171 180000000749, between the State of Michigan and Graphic Sciences, Inc., with Standard Contract Terms, dated June 1, 2018	8-K	10.4	03-04-2020

38

10.16	Standard Industrial Lease Agreement, by and between KHS Properties, LLC and Graphic Sciences, Inc., dated August 30, 2018.	10-K	10.14	03-30-2021

10.17	Lease, by and between Liberty Park Commerce Center, LLC and Graphic Sciences, Inc., dated February 5, 2021.	10-K	10.15	03-30-2021

21.1	List of Subsidiaries of Intellinetics, Inc. +

23.1	Consent of Independent Registered Public Accounting Firm +

31.1	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 +

31.2	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 +

32.1	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 +

32.2	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 +

101.INS	Inline XBRL Instance Document +

101.SCH	Inline XBRL Taxonomy Extension Schema Document +

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document +

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document +

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document +

101.PRE	Inline XBRL Taxonomy Extension Linkbase Document +

+	Filed herewith:

39