Form 10-Q
period 2023-03-31
INTELLINETICS, INC.
filed 2023-05-15
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

(Former name and former address, if changed since the last report)

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

As of May 11, 2023, there were 4,073,757 shares of the issuer’s common stock outstanding, each with a par value of $0.001 per share.

INTELLINETICS, INC.

Form 10-Q

March 31, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the documents incorporated into this report by reference contain forward-looking statements. In addition, from time to time we may make additional forward-looking statements in presentations, at conferences, in press releases, in other reports and filings and otherwise. Forward-looking statements are all statements other than statements of historical facts, including statements that refer to plans, intentions, objectives, goals, targets, strategies, hopes, beliefs, projections, prospects, expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. The words “may,” “could,” “should,” “would,” “will,” “project,” “intend,” “continue,” “believe,” “anticipate,” “estimate,” “forecast,” “expect,” “plan,” “potential,” “opportunity,” “scheduled,” “goal,” “target,” and “future,” variations of such words, and other comparable terminology and similar expressions and references to future periods are often, but not always, used to identify forward-looking statements. Examples of forward-looking statements include, among other things, statements about the following:

●	the effects on our business, financial condition, and results of operations of current and future economic, business, market and regulatory conditions, including the current global inflation, economic downturn, and other economic and market conditions, and their effects on our customers and their capital spending and ability to finance purchases of our products, services, technologies and systems;

●	our prospects, including our future business, revenues, recurring revenues, expenses, net income, earnings per share, margins, profitability, cash flow, cash position, liquidity, financial condition and results of operations, backlog of orders and revenue, our targeted growth rate, our goals for future revenues and earnings, and our expectations about realizing the revenues in our backlog and in our sales pipeline;

●	our expectation that the shift from an offline to online world will continue to benefit our business;

●	our ability to integrate our recent acquisitions and any future acquisitions, grow their businesses and obtain the expected financial and operational benefits from those businesses;

●	the effects of fluctuations in sales on our business, revenues, expenses, net income, earnings per share, margins, profitability, cash flow, capital expenditures, liquidity, financial condition and results of operations;

●	our products, services, technologies and systems, including their quality and performance in absolute terms and as compared to competitive alternatives, their benefits to our customers and their ability to meet our customers’ requirements, and our ability to successfully develop and market new products, services, technologies and systems;

●	our markets, including our market position and our market share;

●	our ability to successfully develop, operate, grow and diversify our operations and businesses;

●	our business plans, strategies, goals and objectives, and our ability to successfully achieve them;

●	the sufficiency of our capital resources, including our cash and cash equivalents, funds generated from operations, availability credit and financing arrangements and other capital resources, to meet our future working capital, capital expenditure, lease and debt service and business growth needs;

●	the value of our assets and businesses, including the revenues, profits and cash flow they are capable of delivering in the future;

●	the amount and timing of revenue recognition from customer contracts with commitments for performance obligations, including our estimate of the remaining amount of commitments and when we expect to recognize revenues;

●	industry trends and customer preferences and the demand for our products, services, technologies and systems; and

●	the nature and intensity of our competition, and our ability to successfully compete in our markets.

Any forward-looking statements we make are based on our current plans, intentions, objectives, strategies, projections and expectations, as well as assumptions made by and information currently available to management. Forward-looking statements are not guarantees of future performance or events, but are subject to and qualified by substantial risks, uncertainties and other factors, which are difficult to predict and are often beyond our control. Forward-looking statements will be affected by assumptions and expectations we might make that do not materialize or that prove to be incorrect and by known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed, anticipated or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, those described in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on March 27, 2023, as well as other risks, uncertainties and factors discussed elsewhere in this Quarterly Report, in documents that we include as exhibits to or incorporate by reference in this report, and in other reports and documents we from time to time file with or furnish to the Securities and Exchange Commission (the “SEC”). In light of these risks and uncertainties, you are cautioned not to place undue reliance on any forward-looking statements that we make.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(unaudited)
	March 31,	December 31,
	2023	2022

ASSETS
Current assets:
Cash	$1,419,138	$2,696,481
Accounts receivable, net	1,182,523	1,121,083
Accounts receivable, unbilled	887,742	596,410
Parts and supplies, net	81,455	73,221
Contract assets	80,577	80,378
Prepaid expenses and other current assets	327,198	325,466
Total current assets	3,978,633	4,893,039

Property and equipment, net	1,029,127	1,068,706
Right of use assets, operating	3,070,782	3,200,191
Right of use asset, finance	147,574	154,282
Intangible assets, net	4,292,069	4,419,646
Goodwill	5,789,821	5,789,821
Other assets	491,464	417,457
Total assets	$18,799,470	$19,943,142

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$368,797	$370,300
Accrued compensation	604,260	411,683
Accrued expenses	153,677	114,902
Lease liabilities, operating - current	708,573	692,074
Lease liability, finance - current	22,918	22,493
Deferred revenues	2,182,276	2,754,064
Earnout liabilities - current	-	700,000
Notes payable - current	696,459	936,966
Total current liabilities	4,736,960	6,002,482

Long-term liabilities:
Notes payable - net of current portion	2,116,087	2,085,035
Notes payable - related party	536,964	529,084
Lease liabilities, operating - net of current portion	2,482,692	2,624,608
Lease liability, finance - net of current portion	127,240	133,131
Total long-term liabilities	5,262,983	5,371,858
Total liabilities	9,999,943	11,374,340

Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized; 4,073,757 shares issued and outstanding at March 31, 2023 and December 31, 2022	4,074	4,074
Additional paid-in capital	30,297,179	30,179,017
Accumulated deficit	(21,501,726)	(21,614,289)
Total stockholders’ equity	8,799,527	8,568,802
Total liabilities and stockholders’ equity	$18,799,470	$19,943,142

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended March 31,
	2023	2022

Revenues:
Sale of software	$15,293	$64,491
Software as a service	1,238,432	431,221
Software maintenance services	349,542	336,602
Professional services	2,299,289	1,587,948
Storage and retrieval services	284,277	283,250
Total revenues	4,186,833	2,703,512

Cost of revenues:
Sale of software	8,181	26,193
Software as a service	220,640	91,249
Software maintenance services	16,716	18,300
Professional services	1,187,116	848,167
Storage and retrieval services	108,341	87,766
Total cost of revenues	1,540,994	1,071,675

Gross profit	2,645,839	1,631,837

Operating expenses:
General and administrative	1,554,611	935,691
Change in fair value of earnout liabilities	-	64,204
Transaction costs	-	70,051
Sales and marketing	579,511	352,114
Depreciation and amortization	227,718	117,302
Total operating expenses	2,361,840	1,539,362

Income from operations	283,999	92,475

Interest expense	(171,436)	(112,601)

Net income (loss)	$112,563	$(20,126)

Basic net income (loss) per share:	$0.03	$(0.01)
Diluted net income per (loss) share:	$0.03	$(0.01)

Weighted average number of common shares outstanding - basic	4,073,757	2,830,899
Weighted average number of common shares outstanding - diluted	4,695,106	2,830,899

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2023 and 2022

(unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2021	2,823,072	$2,823	$24,297,229	$(21,638,316)	$2,661,736

Stock Issued to Directors	8,097	8	57,492	-	57,500

Stock Option Compensation	-	-	22,960	-	22,960

Net Loss	-	-	-	(20,126)	(20,126)

Balance, March 31, 2022	2,831,169	$2,831	$24,377,681	$(21,658,442)	$2,722,070

Balance, December 31, 2022	4,073,757	$4,074	$30,179,017	$(21,614,289)	$8,568,802

Stock Option Compensation	-	-	118,162	-	118,162

Net Income	-	-	-	112,563	112,563

Balance, March 31, 2023	4,073,757	$4,074	$30,297,179	$(21,501,726)	$8,799,527

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2023	2022

Cash flows from operating activities:
Net income (loss)	$112,563	$(20,126)
Adjustments to reconcile net income (loss) to net cash used in / provided by operating activities:
Depreciation and amortization	227,718	117,302
Bad debt expense (recovery)	20,102	(2,097)
Amortization of deferred financing costs	49,997	25,935
Amortization of debt discount	11,378	26,666
Amortization of right of use asset, financing	6,709	-
Stock issued for services	-	57,500
Stock option compensation	118,162	22,960
Change in fair value of earnout liabilities	-	64,204
Changes in operating assets and liabilities:
Accounts receivable	(81,542)	279,757
Accounts receivable, unbilled	(291,332)	(29,204)
Parts and supplies	(8,234)	10,978
Prepaid expenses and other current assets	(1,931)	(63,583)
Accounts payable and accrued expenses	229,849	85,739
Operating lease assets and liabilities, net	3,992	8,286
Deferred compensation	-	(20,166)
Deferred revenues	(571,788)	(58,583)
Total adjustments	(286,920)	525,694
Net cash used in / provided by operating activities	(174,357)	505,568

Cash flows from investing activities:
Capitalization of internal use software	(112,208)	(29,397)
Purchases of property and equipment	(22,361)	(56,043)
Net cash used in investing activities	(134,569)	(85,440)

Cash flows from financing activities:
Payment of earnout liabilities	(700,000)	-
Principal payments on financing lease liability	(5,467)	-
Repayment of notes payable	(262,950)	-
Net cash used in financing activities	(968,417)	-

Net (decrease) increase in cash	(1,277,343)	420,128
Cash - beginning of period	2,696,481	1,752,630
Cash - end of period	$1,419,138	$2,172,758
		$2,172,758
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$116,110	$60,000
Cash paid during the period for income taxes	$2,499	$1,303

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

Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2023 or any other future period.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC filed on March 27, 2023.

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

We do not generally require collateral or other security to support customer receivables; however, we may require customers to provide retainers, up-front deposits or irrevocable letters-of-credit when considered necessary to mitigate credit risks. We have established an allowance for credit losses based upon facts surrounding the credit risk of specific customers and expected future collections. Credit losses have been within management’s expectations. At March 31, 2023 and December 31, 2022, our allowance for credit losses was $107,341 and $88,331, respectively.

Revenue Recognition

We categorize revenue as software, software as a service, software maintenance services, professional services, and storage and retrieval services. We earn the majority of our revenue from the sale of professional services, followed by the sale of software maintenance services and software as a service. We apply our revenue recognition policies as required in accordance with ASC 606 based on the facts and circumstances of each category of revenue. More detail regarding each category of revenue is contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC filed on March 27, 2023.

Contract balances

The following tables present changes in our contract assets during the three months ended March 31, 2023 and 2022:

	Balance at Beginning of Period	Billings	Payments Received	Balance at End of Period
Three months ended March 31, 2023
Accounts receivable	$1,121,083	$3,341,583	$(3,280,144)	$1,182,523

Three months ended March 31, 2022
Accounts receivable	$1,176,059	$2,622,808	$(2,900,468)	$898,400

	Balance at Beginning of Period	Revenue Recognized in Advance of Billings	Billings	Balance at End of Period
Three months ended March 31, 2023
Accounts receivable, unbilled	$596,410	$1,336,851	$(1,045,519)	$887,742

Three months ended March 31, 2022
Accounts receivable, unbilled	$444,782	$700,869	$(671,665)	$473,986

	Balance at Beginning of Period	Commissions Paid	Commissions Recognized	Balance at End of Period
Three months ended March 31, 2023
Other contract assets	$80,378	$27,792	$(27,593)	$80,577

Three months ended March 31, 2022
Other contract assets	$78,556	$22,136	$(14,089)	$86,603

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

Remaining performance obligations represent the transaction price from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 97% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. As of March 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations for software as a service and software maintenance contracts with a duration greater than one year was $54,899. As of December 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations for software as a service and software maintenance contracts with a duration greater than one year was $74,448. This does not include revenue related to performance obligations that are part of a contract whose original expected duration is one year or less.

The following table presents changes in our contract liabilities during the three months ended March 31, 2023 and 2022:

	Balance at Beginning of Period	Billings	Recognized Revenue	Balance at End of Period
Three months ended March 31, 2023
Contract liabilities: deferred revenue	$2,754,064	$1,146,380	$(1,718,168)	$2,182,276

Three months ended March 31, 2022
Contract liabilities: deferred revenue	$1,194,649	$984,117	$(1,042,700)	$1,136,066

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

In accordance with ASC 350-40, “Internal-Use Software,” we capitalize purchase and implementation costs of internal use software. Once an application has reached development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable that the expenditure will result in additional functionality. Such costs in the amount of $112,208 and $29,397 were capitalized during the first quarter 2023 and 2022, respectively.

Capitalized costs are stated at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the related assets on a straight-line basis, which is three years. At March 31, 2023 and December 31, 2022, our condensed consolidated balance sheets included $476,680 and $402,673, respectively, in other long-term assets.

For the three months ended March 31, 2023 and 2022, our expensed software development costs were $131,743 and $62,751, respectively.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 “Credit Losses - Measurement of Credit Losses on Financial Instruments.” ASU No. 2016-13 significantly changes how entities measure credit losses for most financial assets, including accounts receivable and held-to-maturity marketable securities, by replacing today’s “incurred loss” approach with an “expected loss” model under which allowances will be recognized based on expected rather than incurred losses. ASU No. 2016-13 became effective for us in the first quarter of 2023. The adoption of ASU No. 2016-13 resulted in a reduction in the allowance for doubtful accounts of $11,662 and is reflected in the accompanying condensed consolidated financial statements.

Advertising

We expense the cost of advertising as incurred. Advertising expense for the three months ended March 31, 2023 and 2022 amounted to $6,120 and $448, respectively.

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

We have outstanding warrants and stock options which have not been included in the calculation of diluted net loss per share for the three months ended March 31, 2023 and 2022 because to do so would be anti-dilutive. For the first quarter 2023, certain options and warrants were in-the-money and others were not. The three months ended March 31, 2023 reported net income, while the three months ended March 31, 2022 reported a net loss. For the first quarter 2022, the numerator and the denominator used in computing both basic and diluted net loss per share are the same.

Income Taxes

We file a consolidated federal income tax return with our subsidiaries. The provision for income taxes is computed by applying statutory rates to income before taxes.

Deferred income taxes are recognized for the tax consequences in future years of temporary differences between the financial reporting and tax bases of assets and liabilities as of each period-end based on enacted tax laws and statutory rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A 100% valuation allowance has been established on deferred tax assets at March 31, 2023 and December 31, 2022, due to the uncertainty of our ability to realize future taxable income.

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

Information by operating segment is as follows:

	Three months ended March 31, 2023	Three months ended March 31, 2022
Revenues
Document Management	$1,769,483	$914,950
Document Conversion	2,417,350	1,788,562
Total revenues	$4,186,833	$2,703,512

Gross profit
Document Management	$1,483,108	$734,906
Document Conversion	1,162,731	896,931
Total gross profit	$2,645,839	$1,631,837

Capital additions, net
Document Management	$116,041	$31,084
Document Conversion	18,528	54,356
Total capital additions, net	$134,569	$85,440

	March 31, 2023	December 31, 2022
Goodwill
Document Management	$3,989,645	$3,989,645
Document Conversion	1,800,176	1,800,176
Total goodwill	$5,789,821	$5,789,821

	March 31, 2023	December 31, 2022
Total assets
Document Management	$9,707,317	$10,284,143
Document Conversion	9,092,153	9,658,959
Total assets	$18,799,470	$19,943,142

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

The following unaudited pro forma information presents a summary of the condensed consolidated results of operations for the Company as if the acquisition of Yellow Folder had occurred on January 1, 2022.

	For the three months ended
	(unaudited)	(unaudited)
	March 31, 2023	March 31, 2022
Total revenues	$4,186,833	$3,481,413

Net income	$112,563	$14,440

Basic net income per share	$0.03	$0.00
Diluted net income per share	$0.03	$0.00

The unaudited pro forma condensed consolidated results are based on our historical financial statements and those of Yellow Folder and do not necessarily indicate the results of operations that would have resulted had the acquisition actually been completed at the beginning of the applicable period presented. The pro forma financial information assumes that the companies were combined as of January 1, 2022.

The following tables present the amounts of revenue and earnings of Yellow Folder since the acquisition date included in the condensed consolidated income statement for the reporting period.

For the three months ended
March 31, 2023
Yellow Folder:
Total revenues	$874,562
Net income	$185,702

5. Intangible Assets, Net

At March 31, 2023, intangible assets consisted of the following:

	Estimated		Accumulated
	Useful Life	Costs	Amortization	Net
Trade names	10 years	$297,000	$(54,492)	$242,508
Proprietary technology	10 years	861,000	(86,100)	774,900
Customer relationships	5-15 years	4,091,000	(816,339)	3,274,661
		$5,249,000	$(956,931)	$4,292,069

At December 31, 2022, intangible assets consisted of the following:

	Estimated		Accumulated
	Useful Life	Costs	Amortization	Net
Trade names	10 years	$297,000	$(47,067)	$249,933
Proprietary technology	10 years	861,000	(64,575)	796,425
Customer relationships	5-15 years	4,091,000	(717,712)	3,373,288
		$5,249,000	$(829,354)	$4,419,646

Amortization expense for the three months ended March 31, 2023 and 2022 amounted to $127,577 and $54,119, respectively. The following table represents future amortization expense for intangible assets subject to amortization.

For the Twelve Months Ending March 31,	Amount
2024	$510,308
2025	510,308
2026	473,125
2027	326,108
2028	324,410
Thereafter	2,147,810
$4,292,069

6. Fair Value Measurements

We paid our final earnout liability in January 2023 and as of March 31, 2023, we have no earnout liabilities remaining. As of December 31, 2022 we had earnout liabilities related to one of our two 2020 acquisitions which were measured on a recurring basis and recorded at fair value, measured using probability-weighted analysis and discounted using a rate that appropriately captures the risks associated with the obligation. The inputs used to calculate the fair value of the earnout liabilities were considered to be Level 3 inputs due to the lack of relevant market activity and significant management judgment. Key unobservable inputs included revenue growth rates, which ranged from 0% to 7%, and volatility rates, which were 20% for gross profits.

The following table provides a summary of the changes in fair value of the earnout liabilities for the three months ended March 31, 2023 and 2022:

March 31, 2023
Fair value at December 31, 2022	$700,000
Payments	(700,000)
Fair value at March 31, 2023	$-

March 31, 2022
Fair value at December 31, 2021	$1,630,681
Change in fair value	64,204
Fair value at March 31, 2022	$1,694,885

The fair values of earnout liabilities amounts owed were recorded in current liabilities in our condensed consolidated balance sheet as of December 31, 2022. Changes in fair value are recorded in change in fair value of earnout liabilities in our condensed consolidated statements of operations.

7. Property and Equipment

Property and equipment are comprised of the following:

	March 31, 2023	December 31, 2022
Computer hardware and purchased software	$1,601,116	$1,578,756
Leasehold improvements	395,919	395,918
Furniture and fixtures	71,325	71,325
	2,068,360	2,062,895
Less: accumulated depreciation	(1,039,233)	(977,293)
Property and equipment, net	$1,029,127	$1,068,706

Total depreciation expense on our property and equipment for the three months ended March 31, 2023 and 2022 amounted to $61,939 and $59,991, respectively.

8. Notes Payable

Summary of Notes Payable to Unrelated Parties

The table below summarizes all notes payable at March 31, 2023 and December 31, 2022, respectively with the exception of related party notes disclosed in Note 9 “Notes Payable - Related Parties.”

	March 31, 2023	December 31, 2022
2022 Unrelated Notes	$2,364,500	$2,364,500
2020 Notes	717,500	980,450
Total notes payable	$3,082,000	$3,344,950
Less unamortized debt issuance costs	(258,787)	(300,904)
Less unamortized debt discount	(10,667)	(22,045)
Less current portion, net	(696,459)	(936,966)
Long-term portion of notes payable	$2,116,087	$2,085,035

Future minimum principal payments of the Notes Payable to Unrelated Parties are as follows:

As of March 31,	Amount
2024	$717,500
2025	2,364,500
Total	$3,082,000

As of March 31, 2023 and December 31, 2022, accrued interest for these notes payable with the exception of the related party notes in Note 9, “Notes Payable - Related Parties,” was $0. As of March 31, 2023 and December 31, 2022, unamortized debt issuance costs and unamortized debt discount were reflected within short and long term liabilities on the condensed consolidated balance sheets, netted with the corresponding notes payable balance.

With respect to all notes outstanding (other than the notes to related parties), interest expense, including the amortization of debt issuance costs and debt discount for the three months ended March 31, 2023 and 2022 was $151,605 and $112,601, respectively.

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

2020 Notes

On March 2, 2020, we sold 2,000 units, at an offering price of $1,000 per unit, to accredited investors in a private placement offering, with each unit consisting of $1,000 in 12% Subordinated Notes (“2020 Notes”) and 40 shares of our common stock, for aggregate gross proceeds of $2,000,000. The entire outstanding principal and unpaid interest of the 2020 Notes were initially due and payable on February 28, 2023. On December 1, 2022, we paid the note holders an amount totaling $1,019,550 as a prepayment of principal. On February 28, 2023, we paid the note holders an amount totaling $262,950 as a payment of principal. In December 2022, a majority of the note holders signed an amendment to extend the maturity date for $717,500 of the remaining 2020 Notes to August 31, 2023. Interest on the 2020 Notes accrues at the rate of 12% per annum, payable quarterly in cash, beginning on June 30, 2021. Any accrued but unpaid quarterly installment of interest will accrue interest at the rate of 14.0% per annum. Any overdue principal and accrued and unpaid interest at the maturity date will accrue a mandatory default penalty of 20% of the outstanding principal balance and an interest rate of 14% per annum from the maturity date until paid in full. We used a portion of the net proceeds from the private placement offering to finance the acquisitions of Graphic Sciences and CEO Image and the remaining net proceeds for working capital and general corporate purposes. We recognized a debt discount of $320,000 for the 80,000 shares issued in conjunction with the units. The amortization of the debt discount, which will be recognized over the life of the 2020 Notes as interest expense, was $11,378 and $26,666, respectively, for the three months ended March 31, 2023 and 2022.

9. Notes Payable - Related Parties

Summary of Notes Payable to Related Parties

The table below summarizes all notes payable to related parties at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Notes payable – “2022 Related Note”	$600,000	$600,000
Less unamortized debt issuance costs	(63,036)	(70,916)
Long-term portion of notes payable	$536,964	$529,084

Future minimum principal payments of the 2022 Notes to related parties are as follows:

As of March 31,	Amount
2025	$600,000
Total	$600,000

As of March 31, 2023 and December 31, 2022, accrued interest for these notes payable – related parties were $0. As of March 31, 2023 and December 31, 2022, unamortized deferred financing costs were reflected within long term liabilities on the consolidated balance sheets, netted with the corresponding notes payable balance.

With respect to all notes payable – related parties outstanding, interest expense, including the amortization of debt issuance costs, for the three months ended March 31, 2023 and 2022 and was $25,879 and $0, respectively.

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

10. Deferred Compensation

Pursuant to an employment agreement, we had accrued incentive cash compensation for one of our founders which was fully paid as of December 31, 2022. During the three months ended March 31, 2022, we paid $20,166 in deferred incentive compensation, which amount was reflected as a reduction in our deferred compensation liability.

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

Operating Leases

On January 1, 2010, we entered into an agreement to lease 6,000 rentable square feet of office space in Columbus, Ohio, used for our corporate headquarters, Document Conversion operations, and a small portion of our Document Management operations. The lease commenced on January 1, 2010 and, pursuant to a lease extension dated September 18, 2021, the lease expires on December 31, 2028. The monthly rental payment is $5,100, with gradually higher annual increases each January up to $5,850 for the final year.

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

We also lease and use vehicles for logistics pertaining to our Document Conversion segment, primarily pickup and delivery of client materials, including storage and retrieval operations. The monthly rental payments for these vehicles total $5,429, with lease terms continuing until September 30, 2028.

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

For each of the above listed leases, management has determined it will utilize the base rental period and have not considered any renewal periods.

The following table sets forth the future minimum lease payments under our leases:

For the twelve months ending March 31,	Finance Lease	Operating Leases
2024	$33,195	$944,783
2025	33,195	890,685
2026	33,195	899,991
2027	33,195	578,184
2028	33,195	358,282
Thereafter	16,598	76,821
	$182,573	$3,748,746

The following table summarizes the components of lease expense:

For the three months ending March 31,	2023	2022
Finance lease expense:
Amortization of ROU asset	$6,709	$-
Interest on lease liabilities	2,832	-
Operating lease expense	237,449	238,487
Short-term lease expense	4,814	4,814

The following tables set forth additional information pertaining to our leases:

For the three months ending March 31,	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance lease (interest)	$2,832	$-
Financing cash flows from finance lease (principal)	5,467	-
Operating cash flows from operating leases	170,759	151,032
Weighted average remaining lease term – finance lease	5.5 years	-
Weighted average remaining lease term – operating leases	4.2 years	5.1 years
Discount rate – finance lease	7.50%	-
Weighted average discount rate – operating leases	6.97%	7.01%

	March 31, 2023	December 31, 2022
Operating leases:
Right-of-use assets, operating	$3,070,782	$3,200,191
Lease liabilities, operating – current	708,573	692,074
Lease liabilities, operating – net of current	2,482,692	2,624,608
Total operating lease liabilities	$3,191,265	$3,316,682

Finance leases:
Right-of-use asset, finance	$160,990	$160,990
Accumulated amortization	(13,416)	(6,708)
Right-of-use asset, finance, net	$147,574	$154,282

Lease liability, finance – current	$22,918	$22,493
Lease liability, finance – net of current	127,240	133,131
Total finance lease liability	$150,158	$155,624

12. Stockholders’ Equity

Common Stock

As of March 31, 2023, 4,073,757 shares of common stock were issued and outstanding, 255,958 shares of common stock were reserved for issuance upon the exercise of outstanding warrants, and 497,330 shares of common stock were reserved for issuance under our 2015 Equity Incentive Plan, as amended (the “2015 Plan”).

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

We retained Taglich Brothers, Inc. as the exclusive placement agent for the private placement. In compensation, we paid the placement agent a cash payment of 8% of the gross proceeds of the offering, along with warrants to purchase shares of Company common stock, an extension of its existing warrants, and reimbursement for the placement agent’s reasonable out of pocket expenses, FINRA filing fees and related legal fees. On April 1, 2022, the Company paid the placement agent cash in the amount of $696,420 and issued the placement agent warrants to purchase 124,258 shares at an exercise price at $4.62 per share, which are exercisable for a period of five years after issuance, contain customary cashless exercise provisions and anti-dilution protection and are entitled to limited piggyback registration rights. In addition, we agreed to extend the expiration date of all currently outstanding warrants previously issued to the placement agent and/or its assignees to March 30, 2027. Debt issuance costs of $165,406 were recorded for the issuance of the April 1, 2022 warrants, utilizing the Black-Scholes valuation model. The fair value of warrants issued was determined to be $3.91. Debt issuance costs of $47,607 were recorded for the extension of the exercise period for existing unexpired warrants to March 30, 2027, utilizing the Black-Scholes valuation model. The fair value of warrants affected was determined to be from $3.30 to $3.97. Underwriting paid-in-capital charges of $492,181 and debt issuance costs of $254,160 was recorded for the placement agent cash fee and other related legal fees. Amortization of the debt issuance costs for this private placement offering was recorded at $38,931, for the three months ended March 31, 2023.

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

In connection with the private placement offering, we paid the placement agent $440,000 in cash, equal to 8% of the gross proceeds of the offering, along with 95,500 warrants to purchase shares of our common stock and reimbursement for the placement agent’s reasonable out of pocket expenses, FINRA filing fees and related legal fees. The warrants are exercisable at an exercise price at $4.00 per share for a period of five years after issuance, contain customary cashless exercise provisions and anti-dilution protection and are entitled to limited piggyback registration rights. Underwriting expense of $236,761 and debt issuance costs of $135,291 were recorded for the issuance of the March 2, 2020 warrants, utilizing the Black-Scholes valuation model. The fair value of warrants issued was determined to be $3.90. Underwriting expense of $307,867 and debt issuance costs of $175,924 was recorded for the placement agent cash fee and other related legal fees. Amortization of the debt issuance costs for this private placement offering was recorded at $11,065 and $25,935 for the three months ended March 31, 2023 and 2022.

Warrants

The following sets forth the warrants to purchase our common stock that were outstanding as of March 31, 2023:

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

No warrants were issued during the three months ended March 31, 2023 or 2022.

13. Stock-Based Compensation

From time to time, we issue stock options and restricted stock as compensation for services rendered by our directors and employees.

Restricted Stock

On January 6, 2022, we issued 8,097 shares of restricted common stock to our directors as part of their annual compensation plan. The grants of restricted common stock were made outside the 2015 Plan and were not subject to vesting. Stock compensation of $57,500 was recorded on the issuance of the common stock for the three months ended March 31, 2022.

Stock Options

We did not make any stock option grants during the three months ended March 31, 2023 or 2022.

A summary of stock option activity during the three months ended March 31, 2023 and 2022 is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2023	365,447	$5.89	8 years	$19,200
Forfeited	(5,000)	4.00
Outstanding at March 31, 2023	360,447	$5.92	8 years	$19,200

Exercisable at March 31, 2023	92,860	$6.50	7 years	$19,200

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2022	144,860	$5.61	8 years	$19,200

Outstanding at March 31, 2022	144,860	$5.61	8 years	$19,200

Exercisable at March 31, 2022	68,335	$7.32	7 years	$19,200

During the three months ended March 31, 2023 and 2022, stock-based compensation for options was $118,162 and $22,960, respectively.

As of March 31, 2023 and December 31, 2022, there was $897,697 and $1,019,140, respectively, of total unrecognized compensation costs related to stock options granted under our stock option agreements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of two years. The total fair value of stock options that vested during the three months ended March 31, 2023 and 2022 was $10,238.

14. Concentrations

Revenues from a limited number of customers have accounted for a substantial percentage of our total revenues. During the three months ended March 31, 2023 and 2022, our largest customer, the State of Michigan, accounted for 34% and 40%, respectively, of our total revenues for each period, and our second largest customer, Rocket Mortgage, accounted for 10% of our total revenues for each period.

For the three months ended March 31, 2023 and 2022, government contracts, including K-12 education, represented approximately 72% and 66% of our net revenues, respectively. A significant portion of our sales to resellers represent ultimate sales to government agencies.

As of March 31, 2023, accounts receivable concentrations from our two largest customers were 43% and 6% of gross accounts receivable, respectively by customer. As of December 31, 2022, accounts receivable concentrations from our two largest customers were 44% and 7% of gross accounts receivable, respectively by customer. Accounts receivable balances from our two largest customers at March 31, 2023 have been partially collected.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial conditions and results of operations should be read together with our condensed consolidated financial statements and notes thereto included in Part I, Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q, and with the condensed consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods. Any forward-looking statements in this discussion and analysis should be read in conjunction with the information set forth in “Note Regarding Forward-Looking Statements” elsewhere herein. In this Quarterly Report, we sometimes refer to the three month period ended March 31, 2023 as the first quarter 2023, and to the three month period ended March 31, 2022 as the first quarter 2022.

Company Overview

We are a document services and software solutions company serving both the small-to-medium business and governmental sectors with their digital transformation and process automation initiatives. On April 1, 2022, we made a significant business acquisition that has significantly impacted our financial operations and grown our business operations. For further information about this acquisition, please see Note 4 to our condensed consolidated financial statements included in Item 1, Part I of this Quarterly Report.

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

How We Evaluate our Business Performance and Opportunities

There has been no material change during the first quarter 2023 to the major qualitative and quantitative factors we consider in the evaluation of our operating results as set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — How We Evaluate our Business Performance and Opportunities” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Executive Overview of Results

The biggest factor in the changes in our results of operations during the first quarter 2023 compared to 2022 was our acquisition of Yellow Folder on April 1, 2022. Our results for the first quarter 2023 include the results of Yellow Folder operations for the three quarters. Our first quarter 2022 results do not include Yellow Folder operations. Without Yellow Folder, revenues were up $608,759, or 23%, primarily driven by renewed professional services as well as strength in software as a service, which, excluding Yellow Folder, grew 18% year over year for the first quarter 2023. Our strong professional services and software as a service performance was partially offset by weaknesses in sales of software, which is increasingly inconsistent with reduced sales of on-premise software and lingering softer demand for the transactional portion of our storage and retrieval services from a significant customer in the home mortgage lending industry.

Below are our key financial results for the first quarter 2023 (consolidated unless otherwise noted):

●	Revenues were $4,186,833, representing revenue growth of 55% year over year.

●	Cost of revenues was $1,540,994, an increase of 44% year over year.

●	Operating expenses (excluding cost of revenues) were $2,361,840, an increase of 53% year over year.

●	Income from operations was $283,999, an increase of 207% year over year.

●	Net income was $112,563 with basic and diluted net income per share of $0.03, compared to a net loss of $20,126 with basic and diluted net income per share of ($0.01) in the first quarter 2022.

●	Q1 2022 included $64,204 of change in fair value of earnout liabilities costs and $70,051 of transaction costs.

●	Net cash used in operating activities was $174,357, driven primarily by a $571,788 reduction in deferred revenues, compared to $505,568 provided by operations in the first quarter 2022.

●	Capital expenditures were $134,569, compared to $85,440 in the first quarter 2022.

●	As of March 31, 2023, we had 167 employees, including 28 part-time employees, compared to 107 employees as of March 31, 2022.

Financial Impact of Current Economic Conditions

Our overall performance depends on economic conditions, including the current inflationary environment and the widespread expectation of near-term global recession.

Employee wages, our largest expense, have recently increased due to wage inflation. These increased labor costs have slightly decreased our profit margin over 2022 and into 2023, but we continue to mitigate this by appropriately increasing customer renewal rates whenever we have the contractual ability to do so. More significantly, general wage inflation in the market has resulted in a slower hiring process as we grew our staff during 2022 and 2023, particularly for our Document Conversion segment. These hiring and staffing challenges slow our ability to complete project-based work backlog and reduce our revenue. However, we ended the first quarter 2023 with more staff than 2022, and have continued to hire more staff as of the date of this report. We anticipate that the inflationary effect on our wages has stabilized.

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

Uncertainties, Trends, and Risks that can cause Fluctuations in our Operating Results

Our operating results have fluctuated significantly in the past and are expected to continue to fluctuate in the future due to a variety of factors, in addition to economic conditions, that are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Uncertainties, Trends, and Risks that can cause Fluctuations in our Operating Results” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Due to all these factors and the other risks discussed in Part II, Item 1 of this Quarterly Report, and Part I, Item IA, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, our past results of operations should not be relied upon as an indication of our future performance. Comparisons of our operating results with prior periods is not necessarily meaningful or indicative of future performance.

Reportable Segments

We have two reportable segments: Document Management and Document Conversion. These reportable segments are discussed above under “Company Overview.”

Results of Operations

Revenues

The following table sets forth our revenues by reportable segment for the periods indicated:

	Three months ended March 31, 2023	Three months ended March 31, 2022
Revenues
Document Management	$1,769,483	$914,950
Document Conversion	2,417,350	1,788,562
Total revenues	$4,186,833	$2,703,512

Gross profit
Document Management	$1,483,108	$734,906
Document Conversion	1,162,731	896,931
Total gross profit	$2,645,839	$1,631,837

The following table sets forth our revenues by revenue source for the periods indicated:

	Three months ended March 31, 2023	Three months ended March 31, 2022
Revenues by revenue source
Sale of software	$15,293	$64,491
Software as a service	1,238,432	431,221
Software maintenance services	349,542	336,602
Professional services	2,299,289	1,587,948
Storage and retrieval services	284,277	283,250
Total revenues	$4,186,833	$2,703,512

Our total revenues in the first quarter 2023 increased by $1,483,321, or 55%, over our first quarter 2022 revenues, driven primarily by the acquisition of Yellow Folder. Yellow Folder added $874,562 revenue for the first quarter 2023. The remaining net increase of 23% was primarily driven by renewed professional services as well as strength in software as a service, which, excluding Yellow Folder, grew 18% year over year for the first quarter 2023. Our strong professional services and software as a service performance was partially offset by weaknesses in sales of software, which is increasingly inconsistent with reduced sales of on-premise software and lingering softer demand for the transactional portion of our storage and retrieval services from a significant customer in the home mortgage lending industry.

Sale of Software Revenues

Revenues from the sale of software principally consist of sales of additional or upgraded software licenses and applications to existing customers and resellers. Yellow Folder does not earn revenue in this category. Revenues from the sale of software, which are reported as part of our Document Management segment decreased by $49,198, or 76% during the first quarter 2023 compared to 2022.

These period over period changes are due to the timing of direct sales projects compared to the same periods in 2022. We expect the volatility of this revenue line item to continue as the frequency of on-premise software solution sales decreases over time and project timing is unpredictable.

Software as a Service Revenues

We provide access to our software solutions as a service, accessible through the internet. Our customers typically enter into our software as a service agreement for periods of one year or more. Under these agreements, we generally provide access to the applicable software, data storage and related customer assistance and support. Revenues from the sale of software as a service, which are reported as part of our Document Management segment increased by $807,211, or 187% in the first quarter 2023 compared to 2022. This increase was primarily the result of the Yellow Folder acquisition, which contributed $730,345, or 90% of the increase, augmenting the underlying new cloud-based solution sales, as well as expanded data storage, user seats, and hosting fees for existing customers. Excluding Yellow Folder, software as a service revenues grew 18% in the first quarter 2023 compared to 2022.

Software Maintenance Services Revenues

Software maintenance services revenues consist of fees for post-contract customer support services provided to license (premise-based) holders through support and maintenance agreements. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. A substantial portion of these revenues were generated from renewals of maintenance agreements, which typically run on a year-to-year basis. Yellow Folder does not earn revenue in this category. Revenues from the sale of software maintenance services, which are reported as part of our Document Management segment, increased by $12,940, or 4%, in the first quarter 2023 compared to 2022. This small increase in these revenues in the first quarter 2023 compared to 2022 was driven by the expansion of services with existing customers and price increases being partially offset by normal attrition and certain customers migrating their premise solution to our cloud solution, resulting software maintenance service revenues decreasing and software as a service revenues increasing. The combined growth of software as a service and software maintenance services revenues was 107%, which represents 16% without Yellow Folder.

Professional Services Revenues

Professional services revenues consist of revenues from document scanning and conversion services, consulting, discovery, training, and advisory services to assist customers with document management needs, as well as repair and maintenance services for customer equipment. These revenues include arrangements that do not involve the sale of software. Of our professional services revenues during the first quarter 2023, $2,166,974 was derived from our Document Conversion operations and $132,315 was derived from our Document Management operations. Our overall professional services revenues increased by $711,341, or 45%, in the first quarter 2023 compared to 2022. This increase is primarily the result of the strong recovery in our Document Conversion segment in the first quarter 2023 from the softer demand of early 2022. The increase includes the contribution of $110,316 in revenue from Yellow Folder for the first quarter.

Storage and Retrieval Services Revenues

We provide document storage and retrieval services to customers, primarily in Michigan. Revenues from storage and retrieval services, which are reported as part of our Document Conversion segment, increased by $1,027, or 0%, during the first quarter 2023 compared to 2022. This net increase was the result of $33,901 revenue contributed from the Yellow Folder acquisition largely offset by a decrease of $32,874, primarily driven by a significant reduction in volume of transactional work from our largest storage and retrieval customer, Rocket Mortgage, due to the significant slowdown in the home mortgage and refinancing industry.

Costs of Revenues and Gross Profits

The following table sets forth our cost of revenues by reportable segment for the periods indicated:

	Three months ended March 31, 2023	Three months ended March 31, 2022
Cost of revenues by segment
Document Management	$286,375	$180,044
Document Conversion	1,254,619	891,631
Total cost of revenues	$1,540,994	$1,071,675

The following table sets forth our cost of revenues, by revenue source, for the periods indicated:

	Three months ended March 31, 2023	Three months ended March 31, 2022
Cost of revenues:
Sale of software	$8,181	$26,193
Software as a service	220,640	91,249
Software maintenance services	16,716	18,300
Professional services	1,187,116	848,167
Storage and retrieval services	108,341	87,766
Total cost of revenues	$1,540,994	$1,071,675

Our total cost of revenues during the first quarter 2023 increased by $469,319 or 44%, over 2022. Our cost of revenues for our Document Management segment increased by $106,331, or 59%, primarily due to the impact of Yellow Folder in that segment. Our cost of revenues for our Document Conversion segment increased by $362,988, or 41%, in the first quarter 2023 compared to 2022 primarily due to the increased demand, resulting in higher revenues and more labor to complete projects, as well as wage increases.

	For the three months ended March 31,
	2023	2022

Gross profit:
Sale of software	$7,112	$38,298
Software as a service	1,017,792	339,972
Software maintenance services	332,826	318,302
Professional services	1,112,173	739,781
Storage and retrieval services	175,936	195,484
Total gross profit	$2,645,839	$1,631,837

Gross profit percentage:
Sale of software	46.5%	59.4%
Software as a service	82.2%	78.8%
Software maintenance services	95.2%	94.6%
Professional services	48.4%	46.6%
Storage and retrieval services	61.9%	69.0%
Total gross profit percentage	63.2%	60.4%

Our overall gross profit increased to 63% in the first quarter 2023 from 60% in 2022. The increase in the mix of software as a service revenue was the principal driver of the increase, due to the addition of Yellow Folder and overall strong margins in the Document Management segment, partially offset by margin erosion in the Document Conversion segment, driven by reduced margins in the storage and retrieval services, as well as wage increases.

Cost of Software Revenues

Cost of software revenues consists primarily of labor costs of our software engineers and implementation consultants and third-party software licenses that are sold in connection with our core software applications. During the first quarter 2023, cost of software revenues decreased by $18,012, or 69%, from 2022, decreasing along with revenues. Our gross margin for software revenues decreased to 47% from 59% in the first quarter 2022. The 2023 margins were impacted by solutions that required more costs to deliver. Yellow Folder had no impact to this category.

Cost of Software as a Service

Cost of software as a service, or SaaS, consists primarily of technical support personnel, hosting services, and related costs. Cost of software as a service during the first quarter 2023 increased by $129,391, or 142%, over the first quarter 2022. This increase in the cost of SaaS was less than the increase in associated SaaS revenues, so our gross margin in the first quarter increased to 82% compared to 79% in 2022, as a result of strong margins with and without Yellow Folder, which contributed 84% gross margin.

Cost of Software Maintenance Services

Cost of software maintenance services consists primarily of technical support personnel and related costs. Cost of software maintenance services decreased by $1,584, or 9%, in the first quarter 2023 from 2022, due to continued stable support activity. As a result, our gross margin for software maintenance services remained at 95% in the first quarter 2023 and 2022.

Cost of Professional Services

Cost of professional services consists primarily of compensation for employees performing the document conversion services, compensation of our software engineers and implementation consultants and related third-party costs. Cost of professional services increased in the first quarter 2023 by $338,949, or 40%, over 2022, primarily due to increased staffing levels in our Document Conversion segment, to support our corresponding increased revenues, as well as wage increases, resulting in a gross margin of 46% without Yellow Folder, compared to 47% in the first quarter 2022. Yellow Folder contributed only $9,915 costs in the first quarter 2023, yielding a strong 91% margin. Consolidated, our gross margin for professional services increased to 48% during the first quarter 2023 compared to 47% in 2022. Gross margins related to consulting services in Document Management and digital transformation services in Document Conversion may vary widely, depending upon the nature of the project and the amount of labor required to complete a project.

Cost of Storage and Retrieval Services

Cost of storage and retrieval services consists primarily of compensation for employees performing the document storage and retrieval services, including logistics, provided primarily by our Michigan operations and to a much lesser extent, Yellow Folder. Cost of storage and retrieval services increased by $20,575, or 23%, during the first quarter 2023 compared to 2022. The increase was due to general wage inflation and fuel cost increases. Gross margins for our storage and retrieval services, which exclude the cost of facilities rental, maintenance, and related overheads, decreased to 62% during the first quarter 2023 compared to 69% in 2022. Yellow Folder did not have a material impact, contributing costs of $10,664, or 10% of the cost in the first quarter 2023, at a gross margin of 69%.

Operating Expenses

The following table sets forth our operating expenses for the periods indicated:

	Three months ended March 31, 2023	Three months ended March 31, 2022
Operating expenses:
General and administrative	$1,554,611	$935,691
Change in fair value of earnout liabilities	-	64,204
Transaction costs	-	70,051
Sales and marketing	579,511	352,114
Depreciation and amortization	227,718	117,302

Total operating expenses	$2,361,840	$1,539,362

General and Administrative Expenses

General and administrative expenses increased in the first quarter 2023 by $615,728, or 66%, over 2022, principally related to the addition of Yellow Folder expenses in 2023, as well as from direct and indirect cost increases stemming from our uplisting to NYSE American and infrastructure investments such as our internal ERP system upgrade from QuickBooks to NetSuite. These increases were reflected in both our Document Management segment, in which our general and administrative expenses increased to $800,729 in first quarter 2023 from $463,413 in 2022, and also in our Document Conversion segment, in which our general and administrative expenses increased to $753,882 in first quarter 2023 from $545,521 in 2022.

Change in Fair Value of Earnout Liabilities

The final earnout liabilities were paid in January 2023 and there were no changes in fair value in the first quarter 2023. During the first quarter 2022, fair value adjustments totaling $64,204 were driven by updated assumptions to reflect the improved performance of the affected acquisitions against their threshold targets and the decreasing impact of present value discounting.

Significant Transaction Expenses

There were no significant transaction expenses during the first quarter 2023. The significant transactions expenses during the first quarter 2022 were comprised of legal and consulting fees in connection with our acquisition of Yellow Folder, consummated on April 1, 2022.

Sales and Marketing Expenses

Sales and marketing expenses during the first quarter 2023 increased by $227,397, or 65%, over the first quarter 2022, principally related to the addition of Yellow Folder expenses in 2023.

Depreciation and Amortization

Depreciation and amortization during the first quarter 2023 increased by $110 416, or 94%, over the first quarter 2022 primarily as a result of amortization of new intangible assets related to the Yellow Folder acquisition, which amounted to $75,458 in the first quarter 2023, as well as increased amortization of capitalized software costs.

Other Items of Income and Expense

Interest Expense, Net

Interest expense was $171,436 during the first quarter 2023 as compared with $112,601 during the first quarter 2022, representing an increase of $58,835 or 52%. The increase resulted from incremental interest expense on increased net debt following the April 1, 2022 private placement of securities, partially offset by reduced interest resulting from partial principal repayment of the 2020 Notes on December 1, 2022 and February 28, 2023.

Liquidity and Capital Resources

We have financed our operations primarily through a combination of cash on hand, cash generated from operations, borrowings from third parties and related parties, and proceeds from private sales of equity. Since 2012, and including our private offering in April 2022, we have raised a total of approximately $25.2 million in cash through issuances of debt and equity securities, net of $1.3 million in debt repayments. As of March 31, 2023, we had approximately $1.4 million in cash and cash equivalents, net working capital deficit of $0.8 million, and an accumulated deficit of $21.5 million. In January 2023, we paid $0.7 million in final earnout payments and in February 2023 and December 2022 we prepaid approximately $1.3 million in principal, which was due in February 2023.

In 2023 and 2022, we engaged in several actions that significantly improved our liquidity and cash flows, including, on April 1, 2022:

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

Of our existing debt as of March 31, 2023, $0.7 million is due August 31, 2023, and approximately $3 million is due March 30, 2025. Our operating cash flow alone may be insufficient to meet the debt obligations in full in 2023. We believe we could seek additional debt or equity financing on acceptable terms. We believe that our balance sheet and financial statements would support a full or partial refinancing or other appropriate modification of the current promissory notes, such as an extension or conversion to equity. We are confident in our ability to prudently manage our current debt on terms acceptable to us.

Our ability to meet our capital needs in the short term will depend on many factors, including maintaining and enhancing our operating cash flow, successfully managing the transition of our recent acquisition of Yellow Folder, successfully retaining and growing our client base in the midst of global inflation and general economic uncertainty.

Based on our current plans and assumptions, we believe our capital resources, including our cash and cash equivalents, along with funds expected to be generated from our operations and potential financing options, will be sufficient to meet our anticipated cash needs arising in the ordinary course of business for at least the next 12 months, including to satisfy our expected working capital needs and capital and debt service commitments.

Our ability to meet our capital needs further into the future will depend primarily on strategically managing the business and successfully retaining our client base.

Indebtedness

As of March 31, 2023, our outstanding long-term indebtedness consisted of:

●	The 2020 Notes issued to accredited investors on March 2, 2020, with an aggregate outstanding principal balance of $717,500 and accrued interest of $0.

●	The 2022 Notes issued to accredited investors on April 1, 2022, with an aggregate outstanding principal balance of $2,964,500 and accrued interest of $0.

See Note 8 and Note 9 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report for further information on the 2020 and 2022 notes.

Capital Expenditures

There were no material commitments for capital expenditures at March 31, 2023.

Cash Used and Provided by Operating Activities

Net cash used in operating activities during the first quarter 2023 was $174,357, primarily attributable to the net income adjusted for non-cash expenses of $434,066, an increase in operating assets of $383,039 and a decrease in operating liabilities of $337,947, primarily deferred revenues of $571,788. Net cash provided by operating activities during the first quarter 2022 was $505,568, primarily attributable to the net loss adjusted for non-cash expenses, of $312,470, a decrease in operating assets of $197,948 and a decrease in operating liabilities of $15,276.

Cash Used in Investing Activities

Net cash used in investing activities in the first quarter 2023 was $134,569, including $112,208 related to capitalized internal use software. Net cash used in investing activities in the first quarter 2022 was $85,440, primarily related to purchases of property and equipment, as well as $29,397 related to capitalized internal use software.

Cash Used in Financing Activities

Net cash used by financing activities during 2023 amounted to $700,000 in earnout liability payments, $262,950 in repayment of notes payable, and $5,467 in the principal portion of a finance lease liability. There were no financing activities during the first quarter 2022.

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

Our critical accounting policies and estimates are set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There were no material changes to our critical accounting policies and estimates during the first quarter 2023.

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

Based on this evaluation, we concluded that, as of March 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Our business and operating results are subject to many risks, uncertainties and other factors. If any of these risks were to occur, our business, affairs, assets, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. There have been no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibit

10.1*	Intellinetics, Inc. 2023 Non-Employee Director Compensation Plan.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.).

101.SCH*	XBRL Taxonomy Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLINETICS, INC.

Dated:	May 15, 2023

By:	/s/ James F. DeSocio
James F. DeSocio
President and Chief Executive Officer

Dated: May 15, 2023

By:	/s/ Joseph D. Spain
Joseph D. Spain
Chief Financial Officer

