Form 10-Q
period 2023-06-30
INTELLINETICS, INC.
filed 2023-08-14
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

As of August 11, 2023, there were 4,073,757 shares of the issuer’s common stock outstanding, each with a par value of $0.001 per share.

INTELLINETICS, INC.

Form 10-Q

June 30, 2023

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(unaudited)
	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash	$1,130,487	$2,696,481
Accounts receivable, net	1,326,986	1,121,083
Accounts receivable, unbilled	1,038,013	596,410
Parts and supplies, net	72,569	73,221
Contract assets	96,470	80,378
Prepaid expenses and other current assets	337,373	325,466
Total current assets	4,001,898	4,893,039

Property and equipment, net	1,024,776	1,068,706
Right of use assets, operating	2,895,784	3,200,191
Right of use asset, finance	170,194	154,282
Intangible assets, net	4,164,492	4,419,646
Goodwill	5,789,821	5,789,821
Other assets	540,121	417,457
Total assets	$18,587,086	$19,943,142

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$356,545	$370,300
Accrued compensation	336,317	411,683
Accrued expenses	181,961	114,902
Lease liabilities, operating - current	711,229	692,074
Lease liability, finance - current	28,303	22,493
Deferred revenues	2,067,744	2,754,064
Earnout liabilities - current	-	700,000
Notes payable - current	709,083	936,966
Total current liabilities	4,391,182	6,002,482

Long-term liabilities:
Notes payable - net of current portion	2,147,139	2,085,035
Notes payable - related party	544,843	529,084
Lease liabilities, operating - net of current portion	2,307,326	2,624,608
Lease liability, finance - net of current portion	145,880	133,131
Total long-term liabilities	5,145,188	5,371,858
Total liabilities	9,536,370	11,374,340

Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized; 4,073,757 shares issued and outstanding at June 30, 2023 and December 31, 2022	4,074	4,074
Additional paid-in capital	30,412,634	30,179,017
Accumulated deficit	(21,365,992)	(21,614,289)
Total stockholders’ equity	9,050,716	8,568,802
Total liabilities and stockholders’ equity	$18,587,086	$19,943,142

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Revenues:
Sale of software	$63,646	$11,105	$78,939	$75,596
Software as a service	1,277,918	1,158,456	2,516,350	1,589,677
Software maintenance services	349,139	343,881	698,681	680,483
Professional services	2,298,316	1,625,765	4,597,605	3,213,713
Storage and retrieval services	269,411	276,436	553,688	559,686
Total revenues	4,258,430	3,415,643	8,445,263	6,119,155

Cost of revenues:
Sale of software	7,344	7,392	15,525	33,585
Software as a service	258,382	191,188	479,022	282,437
Software maintenance services	15,117	19,185	31,833	37,485
Professional services	1,307,341	918,542	2,494,457	1,766,709
Storage and retrieval services	79,813	90,318	188,154	178,084
Total cost of revenues	1,667,997	1,226,625	3,208,991	2,298,300

Gross profit	2,590,433	2,189,018	5,236,272	3,820,855

Operating expenses:
General and administrative	1,561,939	1,254,862	3,116,550	2,190,553
Change in fair value of earnout liabilities	-	52,301	-	116,505
Transaction costs	-	285,230	-	355,281
Sales and marketing	492,303	529,405	1,071,814	881,519
Depreciation and amortization	239,803	200,919	467,521	318,221

Total operating expenses	2,294,045	2,322,717	4,655,885	3,862,079

Income (loss) from operations	296,388	(133,699)	580,387	(41,224)

Interest expense	(160,654)	(240,468)	(332,090)	(353,069)

Net income (loss)	$135,734	$(374,167)	$248,297	$(394,293)

Basic net income (loss) per share:	$0.03	$(0.09)	$0.06	$(0.11)
Diluted net income (loss) per share:	$0.03	$(0.09)	$0.06	$(0.11)

Weighted average number of common shares outstanding - basic	4,073,757	4,073,757	4,073,757	3,455,761
Weighted average number of common shares outstanding - diluted	4,073,757	4,073,757	4,073,757	3,455,761

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

For the Three and Six Months Ended June, 2023 and 2022

(unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2022	2,831,169	$2,831	$24,377,681	$(21,658,442)	$2,722,070

Stock Option Compensation	-	-	102,992	-	102,992

Stock Issued	1,242,588	1,243	5,739,515	-	5,740,758

Equity Issuance Costs	-	-	(492,182)	-	(492,182)

Note Offer Warrants	-	-	213,013	-	213,013

Net Loss	-	-	-	(374,167)	(374,167)

Balance, June 30, 2022	4,073,757	$4,074	$29,941,019	$(22,032,609)	$7,912,484

Balance, March 31, 2023	4,073,757	$4,074	$30,297,179	$(21,501,726)	$8,799,527

Stock Option Compensation	-	-	115,455	-	115,455

Net Income	-	-	-	135,734	135,734

Balance, June 30, 2023	4,073,757	$4,074	$30,412,634	$(21,365,992)	$9,050,716

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2021	2,823,072	$2,823	$24,297,229	$(21,638,316)	$2,661,736

Stock Issued to Directors	8,097	8	57,492	-	57,500

Stock Option Compensation	-	-	125,952	-	125,952

Stock Issued	1,242,588	1,243	5,739,515	-	5,740,758

Equity Issuance Costs	-	-	(492,182)	-	(492,182)

Note Offer Warrants	-	-	213,013	-	213,013

Net Loss	-	-	-	(394,293)	(394,293)

Balance, June 30, 2022	4,073,757	$4,074	$29,941,019	$(22,032,609)	$7,912,484

Balance, December 31, 2022	4,073,757	$4,074	$30,179,017	$(21,614,289)	$8,568,802

Stock Option Compensation	-	-	233,617	-	233,617

Net Income	-	-	-	248,297	248,297

Balance, June 30, 2023	4,073,757	$4,074	$30,412,634	$(21,365,992)	$9,050,716

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2023	2022

Cash flows from operating activities:
Net income (loss)	$248,297	$(394,293)
Adjustments to reconcile net income (loss) to net cash used in / provided by operating activities:
Depreciation and amortization	467,521	318,221
Bad debt expense	27,528	2,327
Amortization of deferred financing costs	95,152	90,801
Amortization of debt discount	17,778	53,332
Amortization of right of use asset, financing	14,959	-
Stock issued for services	-	57,500
Stock option compensation	233,617	125,952
Change in fair value of earnout liabilities	-	116,505
Changes in operating assets and liabilities:
Accounts receivable	(233,431)	370,617
Accounts receivable, unbilled	(441,603)	9,703
Parts and supplies	652	(8,442)
Prepaid expenses and other current assets	(27,999)	(146,026)
Accounts payable and accrued expenses	(22,062)	64,641
Operating lease assets and liabilities, net	6,280	15,333
Deferred compensation	-	(50,414)
Deferred revenues	(686,320)	(553,108)
Total adjustments	(547,928)	466,942
Net cash (used in) provided by operating activities	(299,631)	72,649

Cash flows from investing activities:
Cash paid to acquire business, net	-	(6,383,269)
Capitalization of internal use software	(208,417)	(171,205)
Purchases of property and equipment	(82,684)	(98,199)
Net cash used in investing activities	(291,101)	(6,652,673)

Cash flows from financing activities:
Payment of earnout liabilities	(700,000)	(1,018,333)
Proceeds from issuance of common stock	-	5,740,758
Offering costs paid on issuance of common stock and notes	-	(746,342)
Proceeds from notes payable	-	2,364,500
Proceeds from notes payable - related parties	-	600,000
Principal payments on financing lease liability	(12,312)	-
Repayment of notes payable	(262,950)	-
Net cash (used in) provided by financing activities	(975,262)	6,940,583

Net (decrease) increase in cash	(1,565,994)	360,559
Cash - beginning of period	2,696,481	1,752,630
Cash - end of period	$1,130,487	$2,113,189

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$226,570	$208,935
Cash paid during the period for income taxes	$7,708	$9,576

Supplemental disclosure of non-cash financing activities:
Discount on notes payable for warrants	$-	$169,900
Discount on notes payable - related parties for warrants	-	43,113
Warrants issued and extended for common stock issuance costs	-	412,500

Supplemental disclosure of non-cash investing activities relating to business acquisitions:
Accounts receivable	$-	$68,380
Prepaid expenses	-	38,913
Property and equipment	-	30,018
Intangible assets	-	3,888,000
Goodwill	-	3,466,934
Accounts payable	-	(36,446)
Deferred revenues	-	(1,072,530)
Net assets acquired in acquisition	-	6,383,269
Cash used in business acquisition	$-	$6,383,269

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

We do not generally require collateral or other security to support customer receivables; however, we may require customers to provide retainers, up-front deposits or irrevocable letters-of-credit when considered necessary to mitigate credit risks. We have established an allowance for credit losses based upon facts surrounding the credit risk of specific customers and expected future collections. Credit losses have been within management’s expectations. At June 30, 2023 and December 31, 2022, our allowance for credit losses was $114,219 and $88,331, respectively.

Contract balances

The following table present changes in our contract assets during the six months ended June 30, 2023 and 2022:

		Addition
	Balance at	from			Balance at
	Beginning	acquisition		Recognized	End of
	of Period	(Note 4)	Billings	Revenue	Period
Six months ended June 30, 2023
Accounts receivable	$1,121,083	$-	$7,342,400	$(7,136,497)	$1,326,986

Six months ended June 30, 2022
Accounts receivable	$1,176,059	$68,380	$5,604,581	$(5,977,525)	$871,495

	Balance at Beginning of Period	Revenue Recognized in Advance of Billings	Billings	Balance at End of Period
Six months ended June 30, 2023
Accounts receivable, unbilled	$596,410	$2,703,932	$(2,262,329)	$1,038,013

Six months ended June 30, 2022
Accounts receivable, unbilled	$444,782	$1,501,726	$(1,511,429)	$435,079

	Balance at Beginning of Period	Commissions Paid	Commissions Recognized	Balance at End of Period
Six months ended June 30, 2023
Other contract assets	$80,378	$80,077	$(63,985)	$96,470

Six months ended June 30, 2022
Other contract assets	$78,556	$52,310	$(29,708)	$101,158

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

Remaining performance obligations represent the transaction price from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 97% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. As of June 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations for software as a service and software maintenance contracts with a duration greater than one year was $59,499. As of December 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations for software as a service and software maintenance contracts with a duration greater than one year was $74,448. This does not include revenue related to performance obligations that are part of a contract whose original expected duration is one year or less.

The following table presents changes in our contract liabilities during the six months ended June 30, 2023 and 2022:

		Addition
	Balance at	from			Balance at
	Beginning	acquisition		Recognized	End of
	of Period	(Note 4)	Billings	Revenue	Period
Six months ended June 30, 2023
Contract liabilities: Deferred revenue	$2,754,064	$-	$3,522,274	$(4,208,594)	$2,067,744

Six months ended June 30, 2022
Contract liabilities: Deferred revenue	$1,194,649	$860,456	$3,166,205	$(3,507,239)	$1,714,071

Leases

We have made an accounting policy election to not record a right-of-use asset and lease liability for short-term leases, which are defined as leases with a lease term of 12 months or less. Instead, the lease payments are recognized as rent expense in the general and administrative expenses on the statement of operations.

Software Development Costs

We design, develop, test, market, license, and support new software products and enhancements of current products. We continuously monitor our software products and enhancements to remain compatible with standard platforms and file formats. In accordance with ASC 985-20 “Costs of Software to be Sold, Leased or Otherwise Marketed,” we expense software development costs, including costs to develop software products or the software component of products to be sold, leased, or marketed to external users, before technological feasibility is reached. Once technological feasibility has been established, certain software development costs incurred during the application development stage are eligible for capitalization. Based on our software development process, technical feasibility is established upon completion of a working model. Technological feasibility is typically reached shortly before the release of such products. No such costs were capitalized during the six-month period 2023. Such costs in the amount of $43,771 were capitalized during the three and six-month period 2022.

In accordance with ASC 350-40, “Internal-Use Software,” we capitalize purchase and implementation costs of internal use software. Once an application has reached development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable that the expenditure will result in additional functionality. Such costs in the amount of $96,209 and $208,417 were capitalized during the three and six months ended June 30, 2023. Such costs in the amount of $98,037 and $127,434 were capitalized during the three and six months ended June 30, 2022.

Capitalized costs are stated at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the related assets on a straight-line basis, which is three years. At June 30, 2023 and December 31, 2022, our condensed consolidated balance sheets included $525,337 and $402,673, respectively, in other long-term assets.

For the three and six months ended June 30, 2023 and 2022, our expensed software development costs were $140,003 and $271,746, respectively, and $62,208 and $114,959, respectively.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 “Credit Losses - Measurement of Credit Losses on Financial Instruments.” ASU No. 2016-13 significantly changes how entities measure credit losses for most financial assets, including accounts receivable and held-to-maturity marketable securities, by replacing today’s “incurred loss” approach with an “expected loss” model under which allowances will be recognized based on expected rather than incurred losses. ASU No. 2016-13 became effective for us in the first quarter of 2023. The adoption of ASU No. 2016-13 resulted in an initial reduction in the allowance for doubtful accounts of $11,662, and the current calculation is reflected in the accompanying condensed consolidated financial statements.

Advertising

We expense the cost of advertising as incurred. Advertising expense for the three and six months ended June 30, 2023 and 2022 amounted to $6,123 and $12,243, respectively, and $9,052 and $9,500, respectively.

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

We have outstanding warrants and stock options which have not been included in the calculation of diluted net loss per share for the three and six months ended June 30, 2023 and 2022 because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for each period are the same.

Income Taxes

We file a consolidated federal income tax return with our subsidiaries. The provision for income taxes is computed by applying statutory rates to income before taxes.

Deferred income taxes are recognized for the tax consequences in future years of temporary differences between the financial reporting and tax bases of assets and liabilities as of each period-end based on enacted tax laws and statutory rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A 100% valuation allowance has been established on deferred tax assets at June 30, 2023 and December 31, 2022, due to the uncertainty of our ability to realize future taxable income.

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

Information by operating segment is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Revenues
Document Management	$1,879,369	$1,572,854	$3,705,103	$2,487,804
Document Conversion	2,379,061	1,842,789	4,740,160	3,631,351
Total revenues	$4,258,430	$3,415,643	$8,445,263	$6,119,155

Gross profit
Document Management	$1,536,385	$1,326,345	$3,053,746	$2,012,823
Document Conversion	1,054,048	862,673	2,182,526	1,808,032
Total gross profit	$2,590,433	$2,189,018	$5,236,272	$3,820,855

Capital additions, net
Document Management	$96,209	$144,717	$212,250	$175,801
Document Conversion	60,323	39,244	78,851	93,600
Total capital additions, net	$156,532	$183,961	$291,101	$269,401

	June 30, 2023	December 31, 2022
Goodwill
Document Management	$3,989,645	$3,989,645
Document Conversion	1,800,176	1,800,176
Total goodwill	$5,789,821	$5,789,821

	June 30, 2023	December 31, 2022
Total assets
Document Management	$9,706,315	$10,284,183
Document Conversion	8,880,771	9,658,959
Total assets	$18,587,086	$19,943,142

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

	For the three months ended
	(unaudited)	(unaudited)
	June 30, 2023	June 30, 2022
Total revenues	$4,258,430	$3,415,643

Net income (loss)	$135,734	$(374,167)

Basic and diluted net income (loss) per share	$0.03	$(0.09)

	For the six months ended
	(unaudited)	(unaudited)
	June 30, 2023	June 30, 2022
Total revenues	$8,445,263	$6,897,007

Net (loss) income	$248,297	$(359,777)

Basic and diluted net income (loss) per share	$0.06	$(0.09)

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

The following tables present the amounts of revenue and earnings of Yellow Folder since the acquisition date included in the condensed consolidated income statement for the reporting periods.

	For the	For the
	three months ended	six months ended
	June 30, 2023	June 30, 2023
Yellow Folder:
Total revenues	$864,331	$1,738,893
Net income	$85,408	$271,111

	For the three months ended June 30, 2022	For the six months ended June 30, 2022
Yellow Folder:
Total revenues	$790,368	$790,368
Net income	$196,559	$196,559

5. Intangible Assets, Net

At June 30, 2023, intangible assets consisted of the following:

	Estimated		Accumulated
	Useful Life	Costs	Amortization	Net
Trade names	10 years	$297,000	$(61,917)	$235,083
Proprietary technology	10 years	861,000	(107,625)	753,375
Customer relationships	5-15 years	4,091,000	(914,966)	3,176,034
		$5,249,000	$(1,084,508)	$4,164,492

At December 31, 2022, intangible assets consisted of the following:

	Estimated		Accumulated
	Useful Life	Costs	Amortization	Net
Trade names	10 years	$297,000	$(47,067)	$249,933
Proprietary technology	10 years	861,000	(64,575)	796,425
Customer relationships	5-15 years	4,091,000	(717,712)	3,373,288
		$5,249,000	$(829,354)	$4,419,646

Amortization expense for the three and six months ended June 30, 2023 and June 30, 2022, amounted to $127,577 and $255,154, respectively, and $127,577 and $181,696, respectively. The following table represents future amortization expense for intangible assets subject to amortization.

For the Twelve Months Ending June 30,	Amount
2024	$510,308
2025	505,941
2026	431,441
2027	326,108
2028	319,316
Thereafter	2,071,378
$4,164,492

6. Fair Value Measurements

We paid our final earnout liability in January 2023 and as of June 30, 2023, we have no earnout liabilities remaining. As of December 31, 2022 we had earnout liabilities related to one of our two 2020 acquisitions which were measured on a recurring basis and recorded at fair value, measured using probability-weighted analysis and discounted using a rate that appropriately captures the risks associated with the obligation. The inputs used to calculate the fair value of the earnout liabilities were considered to be Level 3 inputs due to the lack of relevant market activity and significant management judgment. Key unobservable inputs included revenue growth rates, which ranged from 0% to 7%, and volatility rates, which were 20% for gross profits.

The following table provides a summary of the changes in fair value of the earnout liabilities for the six months ended June 30, 2023 and 2022:

June 30, 2023
Fair value at December 31, 2022	$700,000
Payments	(700,000)
Fair value at June 30, 2023	$-

Six months
ended
June 30, 2022
Fair value at December 31, 2021	$1,630,681
Payment	(1,018,333)
Change in fair value	116,505
Fair value at June 30, 2022	$728,853

The fair values of earnout liabilities amounts owed were recorded in current liabilities in our condensed consolidated balance sheet as of December 31, 2022. Changes in fair value are recorded in change in fair value of earnout liabilities in our condensed consolidated statements of operations.

7. Property and Equipment

Property and equipment are comprised of the following:

	June 30, 2023	December 31, 2022
Computer hardware and purchased software	$1,661,438	$1,595,652
Leasehold improvements	395,919	395,918
Furniture and fixtures	71,325	71,325
	2,128,682	2,062,895
Less: accumulated depreciation	(1,103,906)	(994,189)
Property and equipment, net	$1,024,776	$1,068,706

Total depreciation expense on our property and equipment for the three and six months ended June 30, 2023 and 2022 amounted to $64,675 and $126,614, respectively, and $67,699 and $127,691, respectively.

8. Notes Payable – Unrelated Parties

Summary of Notes Payable to Unrelated Parties

The tables below summarize all notes payable at June 30, 2023 and December 31, 2022, respectively, with the exception of related party notes disclosed in Note 9 “Notes Payable - Related Parties.”

	June 30, 2023	December 31, 2022
2022 Unrelated Notes	$2,364,500	$2,364,500
2020 Notes	717,500	980,450
Total notes payable	$3,082,000	$3,344,950
Less unamortized debt issuance costs	(221,511)	(300,904)
Less unamortized debt discount	(4,267)	(22,045)
Less current portion	(709,083)	(936,966)
Long-term portion of notes payable	$2,147,139	$2,085,035

Subordinated Notes Payable	Issue Date	Interest Rate	Interest Due	Principal Due
2022 Unrelated Notes	April 1, 2022	12%	Quarterly	March 30, 2025
2020 Notes	March 2, 2020	12%	Quarterly	August 31, 2023

Future minimum principal payments of the Notes Payable to Unrelated Parties are as follows:

As of June 30,	Amount
2024	$717,500
2025	2,364,500
Total	$3,082,000

As of June 30, 2023 and December 31, 2022, accrued interest for these notes payable with the exception of the related party notes in Note 9, “Notes Payable - Related Parties,” was $0. As of June 30, 2023 and December 31, 2022, unamortized deferred financing costs and unamortized debt discount were reflected within short and long term liabilities on the condensed consolidated balance sheets, netted with the corresponding notes payable balance.

With respect to all notes outstanding (other than the notes to related parties), interest expense, including the amortization of debt issuance costs and debt discount, for the three and six months ended June 30, 2023 and 2022 was $136,136 and $287,741, respectively, and $214,589 and $327,190, respectively.

We recognized a debt discount of $320,000 for 80,000 shares issued in conjunction with the 2020 Notes. The amortization of the debt discount, which will be recognized over the life of the 2020 Notes as interest expense, for the three and six months ended June 30, 2023 and 2022 was $6,400 and $17,778, and $26,667 and $53,333, respectively.

9. Notes Payable - Related Parties

Summary of Notes Payable to Related Parties

The tables below summarize all notes payable to related parties at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Notes payable – “2022 Related Note”	$600,000	$600,000
Less unamortized debt issuance costs	(55,157)	(70,916)
Long-term portion of notes payable	$544,843	$529,084

Subordinated Notes Payable	Issue Date	Interest Rate	Interest Due	Principal Due
2022 Related Note	April 1, 2022	12%	Quarterly	March 30, 2025

Future minimum principal payments of the 2022 Notes to related parties are as follows:

As of June 30,	Amount
2025	$600,000
Total	$600,000

As of June 30, 2023 and December 31, 2022, accrued interest for these notes payable – related parties was $0. As of June 30, 2023 and December 31, 2022, unamortized deferred financing costs and unamortized debt discount were reflected within long term liabilities on the condensed consolidated balance sheets.

With respect to all notes payable – related parties outstanding, interest expense, including the amortization of debt issuance costs, for the three and six months ended June 30, 2023 was $25,880 and $51,759, respectively. For the three and six months ended June 30, 2022 interest expense in connection with notes payable – related parties was $25,879.

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

Operating Leases

For each of the below listed leases, management has determined it will utilize the base rental period and have not considered any renewal periods.

Location	Square Feet	Monthly Rent	Lease Expiry
Columbus, OH	6,000	$5,100	December 31, 2028
Madison Heights, MI	36,000	$43,185	August 31, 2026
Sterling Heights, MI	37,000	$21,072	April 30, 2028
Traverse City, MI	5,200	$4,500	January 31, 2024

Temporary space
Madison Heights, MI	3,200	$1,605	month to month

Vehicles
various	n/a	$2,708	September 30, 2028

The following table sets forth the future minimum lease payments under our leases:

For the twelve months ending June 30,	Finance Lease	Operating Leases
2024	$41,259	$930,559
2025	41,259	891,357
2026	41,259	901,152
2027	41,259	443,008
2028	39,243	311,010
Thereafter	8,299	35,100
Less Imputed Interest	(38,395)	(488,818)
Less Short-term lease payments		(4,813)
	$174,183	$3,018,555

The following table summarizes the components of lease expense:

For the three months ending June 30,	2023	2022
Finance lease expense:
Amortization of ROU asset	$8,252	$-
Interest on lease liabilities	3,594	-
Operating lease expense	238,864	238,487
Short-term lease expense	4,814	4,814

For the six months ending June 30,	2023	2022
Finance lease expense:
Amortization of ROU asset	$14,959	$-
Interest on lease liabilities	6,426	-
Operating lease expense	476,312	476,975
Short-term lease expense	9,627	9,627

The following tables set forth additional information pertaining to our leases:

For the six months ending June 30,	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases (interest)	$6,426	$-
Financing cash flows from finance leases (principal)	12,312	-
Operating cash flows from operating leases	348,284	307,471
Weighted average remaining lease term – finance leases	5.2 years	-
Weighted average remaining lease term – operating leases	4.0 years	4.9 years
Weighted average discount rate – finance leases	8.25%	-
Weighted average discount rate – operating leases	6.95%	7.01%

	June 30, 2023	December 31, 2022
Operating leases:
Right-of-use assets, operating	$2,895,784	$3,200,191
Lease liabilities, operating – current	711,229	692,074
Lease liabilities, operating – net of current	2,307,326	2,624,608
Total operating lease liabilities	$3,018,555	$3,316,682

Finance leases:
Right-of-use asset, finance	$191,862	$160,990
Accumulated amortization	(21,668)	(6,708)
Right-of-use asset, finance, net	$170,194	$154,282

Lease liability, finance – current	$28,303	$22,493
Lease liability, finance – net of current	145,880	133,131
Total finance lease liability	$174,183	$155,624

12. Stockholders’ Equity

Common Stock

As of June 30, 2023, 4,073,757 shares of common stock were issued and outstanding, 255,958 shares of common stock were reserved for issuance upon the exercise of outstanding warrants, and 497,330 shares of common stock were reserved for issuance under our 2015 Equity Incentive Plan, as amended (the “2015 Plan”).

The following table describes the shares and warrants issued as part of our 2022 and 2020 private placements:

Issuance of Common Stock	Issue Date	Shares Issued	Price per share	Warrants Issued	Warrant Exercise Price	Warrant Fair Value
Private Placement 2022	April 1, 2022	1,242,588	$4.62	124,258	$4.62	$3.91
Private Placement 2020	March 2, 2020	955,000	$4.00	95,500	$4.00	$3.90

Amortization of the debt issuance costs for the Private Placement 2020 offering was recorded at $6,224 and $17,290 for the three and six months ended June 30, 2023, and at $25,935 and $51,869 for the three and six months ended June 30, 2022.

Warrants

The following sets forth the warrants to purchase our common stock that were outstanding as of June 30, 2023:

Warrants Outstanding	Warrant Exercise Price	Warranty Expiry
124,258	$4.62	March 30, 2027
95,500	$4.00	March 30, 2027
16,000	$9.00	March 30, 2027
17,200	$12.50	March 30, 2027
3,000	$15.00	March 30, 2027

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

Restricted Stock

On January 6, 2022, we issued 8,097 shares of restricted common stock to our directors as part of their annual compensation plan. The grants of restricted common stock were made outside the 2015 Plan and were not subject to vesting. Stock compensation of $57,500 was recorded on the issuance of the common stock for the six months ended June 30, 2022.

Stock Options

We did not make any stock option grants during the six months ended June 30, 2023. On April 14, 2022, we granted employees stock options to purchase 220,587 shares at an exercise price of $6.08 per share in accordance with the 2015 Plan, with vesting continuing until 2025. The total fair value of $1,152,470 for these stock options is being recognized over the requisite service period.

The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2022 was $5.22. The weighted average assumptions that were used in calculating such values during the six months ended June 30, 2022, as well as the assumptions that were used in calculating such values, were based on estimates at the grant date in the table as follows:

Grant Date
April 1, 2022
Risk-free interest rate	2.82%
Weighted average expected term	6 years
Expected volatility	116.60%
Expected dividend yield	0.00%

A summary of stock option activity during the six months ended June 30, 2023 and 2022 is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2023	365,447	$5.89	8 years	$19,200
Forfeited	(5,000)	4.00
Outstanding at June 30, 2023	360,447	$5.92	8 years	$19,200

Exercisable at June, 2023	165,654	$6.32	7 years	$19,200

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2022	144,860	$5.61	8 years	$19,200
Granted	220,587	6.08
Outstanding at June 30, 2022	365,447	$5.89	9 years	$19,200

Exercisable at June 30, 2022	68,335	$7.32	7 years	$19,200

During the three and six months ended June 30, 2023 and 2022, stock-based compensation for options was $115,456 and $233,618, respectively, and $22,960 and $102,992, respectively.

As of June 30, 2023 and December 31, 2022, there were $778,893 and $1,019,140, respectively, of total unrecognized compensation costs related to stock options granted under our stock option agreements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of two years. The total fair value of stock options that vested during the six months ended June 30, 2023 and 2022 was $390,221 and $10,238, respectively.

14. Concentrations

Revenues from a limited number of customers have accounted for a substantial percentage of our total revenues. During the three months ended June 30, 2023 and 2022, our largest customer, the State of Michigan, accounted for 36% and 35%, respectively, of our total revenues, and our second largest customer, Rocket Mortgage, accounted for 5% and 6%, respectively, of our total revenues. During the six months ended June 30, 2023 and 2022, our largest customer, the State of Michigan, accounted for 35% and 37%, respectively, of our total revenues, and our second largest customer, Rocket Mortgage, accounted for 5% and 8%, respectively, of our total revenues.

For the three months ended June 30, 2023 and 2022, government contracts, including K-12 education, represented approximately 79% and 77%, respectively, of our net revenues. For the six months ended June 30, 2023 and 2022, government contracts, including K-12 education, represented approximately 76% and 72%, respectively, of our net revenues. A significant portion of our sales to resellers represent ultimate sales to government agencies.

As of June 30, 2023, accounts receivable concentrations from our two largest customers were 37% and 10% of our gross accounts receivable, respectively by customer. Accounts receivable balances from our two largest customers at June 30, 2023 have been partially collected. As of December 31, 2022, accounts receivable concentrations from our two largest customers were 44% and 7% of gross accounts receivable, respectively by customer.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial conditions and results of operations should be read together with our condensed consolidated financial statements and notes thereto included in Part I, Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q, and with the condensed consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods. Any forward-looking statements in this discussion and analysis should be read in conjunction with the information set forth in “Note Regarding Forward-Looking Statements” elsewhere herein. In this Quarterly Report, we sometimes refer to the three and six-month periods ended June 30, 2023 as the second quarter 2023 and the six-month period 2023 respectively, and to the three and six-month periods ended June 30, 2022 as the second quarter 2022 and the six-month period 2022.

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

How We Evaluate our Business Performance and Opportunities

There has been no material change during the six-month period 2023 to the major qualitative and quantitative factors we consider in the evaluation of our operating results as set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — How We Evaluate our Business Performance and Opportunities” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Executive Overview of Results

The biggest factors in the changes in our results of operations during the six-month period 2023 compared to the six-month period 2022 was our acquisition of Yellow Folder on April 1, 2022. Our results for the second quarter and six-month period 2023 include the results of Yellow Folder operations for the full periods reported, while our six-month period 2022 results include only the second quarter results of Yellow Folder operations. Our strong professional services performance was not impacted meaningfully by the acquisition of Yellow Folder, and the second quarter 2023 continued our strong first quarter growth, at over 40% for the six-month period 2023. This growth was partially offset by lingering softer demand for the transactional portion of our storage and retrieval services from a significant customer in the home mortgage lending industry.

Below are our key financial results for the second quarter 2023 (consolidated unless otherwise noted):

●	Revenues were $4,258,430, representing revenue growth of 25% year over year.

●	Cost of revenues was $1,667,997, an increase of 36% year over year.

●	Operating expenses (excluding cost of revenues) were $2,294,045, a decrease of 1% year over year, driven by reduced transaction costs and no fair value adjustments for earnout liabilities compared to second quarter 2022.

●	Income from operations was $296,388, compared to loss from operations of $133,699 in second quarter 2022.

●	Net income was $135,734 with basic and diluted net income per share of $0.03, compared to net loss of $374,167 in second quarter 2022.

●	Second quarter 2022 included $285,230 of transaction costs and $52,301 of earnout fair value adjustments

●	Operating cash used was $125,274, compared to $403,522 in second quarter 2022.

●	Capital expenditures were $156,532, compared to $213,361 in second quarter 2022.

Below are our key financial results for the six-month period 2023 (consolidated unless otherwise noted):

●	Revenues were $8,445,263, representing revenue growth of 38% year over year.

●	Cost of revenues was $3,208,991, an increase of 40% year over year.

●	Operating expenses (excluding cost of revenues) were $4,655,885, an increase of 21% year over year.

●	Income from operations was $580,387, compared to loss from operations of $41,224 for the six-month period 2022.

●	Net income was $248,297 with basic and diluted net income per share of $0.6, compared to net loss of $394,293 with basic and diluted net loss per share of $0.11 for the six-month period 2022.

●	Six-month period 2022 included $355,281 of transaction costs and $116,505 of earnout fair value adjustments.

●	Net cash used by operating activities was $299,631, compared to net cash provided by operating activities of $72,649 for the six-month period 2022.

●	Capital expenditures were $291,101, compared to $269,404 for the six-month period 2022.

●	As of June 30, 2023, we had 170 employees, including 26 part-time employees, compared to 139 employees, including 26 part-time employees, as of June 30, 2022.

Financial Impact of Current Economic Conditions

Our overall performance depends on economic conditions, including the current inflationary environment and the widespread expectation of near-term global recession.

Employee wages, our largest expense, have recently increased due to wage inflation. These increased labor costs have slightly decreased our profit margin over 2022 and into 2023, but we continue to mitigate this by appropriately increasing customer renewal rates whenever we have the contractual ability to do so. More significantly, general wage inflation in the market has resulted in a slower hiring process as we grew our staff during 2022 and 2023, particularly for our Document Conversion segment. These hiring and staffing challenges slowed our ability to complete project-based work backlog and reduced our revenue in the first part of 2022. However, we ended the six-month period 2023 with more staff than 2022. We anticipate that the inflationary effect on our wages has stabilized.

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

Results of Operations

Revenues

The following table sets forth our revenues by reportable segment for the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues by segment
Document Management	$1,879,369	$1,572,854	$3,705,103	$2,487,804
Document Conversion	2,379,061	1,842,789	4,740,160	3,631,351
Total revenues	$4,258,430	$3,415,643	$8,445,263	$6,119,155

Gross profit by segment
Document Management	$1,536,385	$1,326,345	$3,053,746	$2,012,823
Document Conversion	1,054,048	862,673	2,182,526	1,808,302
Total gross profit	$2,590,433	$2,189,018	$5,236,272	$3,820,855

The following table sets forth our revenues by revenue source for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenues:
Sale of software	$63,646	$11,105	$78,939	$75,596
Software as a service	1,277,918	1,158,456	2,516,350	1,589,677
Software maintenance services	349,139	343,881	698,681	680,483
Professional services	2,298,316	1,625,765	4,597,605	3,213,713
Storage and retrieval services	269,411	276,436	553,688	559,686
Total revenues	$4,258,430	$3,415,643	$8,445,263	$6,119,155

Our total revenues in the second quarter 2023 increased by 842,787, or 25%, over our second quarter 2022 revenues, driven primarily by the strong professional services in our Document Conversion segment, as further described below. The increase in total revenues for the six months ended June 30, 2023 is driven by the same factors as well as two quarters of Yellow Folder in 2023 and only one quarter in 2022.

Sale of Software Revenues

Revenues from the sale of software principally consist of sales of additional or upgraded software licenses and applications to existing customers and resellers. Yellow Folder does not sell revenue in this category. Revenues from the sale of software, which are reported as part of our Document Management segment, increased by $52,541, or 473%, the second quarter 2023 compared to the second quarter 2022, and increased by $3,343, or 4% during the six-month period 2023 compared to the six-month period 2022.

This small increase for the six-month period was as expected, and large increase quarter over quarter was due to timing of direct sales projects. We expect the volatility of this revenue line item to continue as project timing is unpredictable and the frequency of on-premise software solution sales decreases over time.

Software as a Service Revenues

We provide access to our software solutions as a service, accessible through the internet. Our customers typically enter into our software as a service agreement for periods of one year or more. Under these agreements, we generally provide access to the applicable software, data storage and related customer assistance and support. Revenues from the sale of software as a service, which are reported as part of our Document Management segment increased by $119,462, or 10%, in the second quarter 2023 compared to the second quarter 2022 and increased by $926,673, or 58% in the six-month period 2023 compared to the six-month period 2022. The six-month period increase was primarily the result of the Yellow Folder acquisition, which contributed $785,481, or 85% of the increase, plus organic growth in our cloud-based solutions, as well as expanded data storage, user seats, and hosting fees for existing customers.

Software Maintenance Services Revenues

Software maintenance services revenues consist of fees for post-contract customer support services provided to license (premise-based) holders through support and maintenance agreements. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. A substantial portion of these revenues were generated from renewals of maintenance agreements, which typically run on a year-to-year basis. Yellow Folder does not sell revenue in this category. Revenues from the sale of software maintenance services, which are reported as part of our Document Management segment, increased by $5,258, or 2%, in the second quarter 2023 compared to the second quarter 2022 and increased by $18,198, or 3%, in the six-month period 2023 compared to the six-month period 2022. This small increase in these revenues in 2023 compared to the 2022 was driven by expansion of services with existing customers and price increases being partially offset by normal attrition and certain customers migrating their premise solution to our cloud solution, resulting maintenance and support agreements decreasing and software as a service increasing.

Professional Services Revenues

Professional services revenues consist of revenues from document scanning and conversion services, consulting, discovery, training, and advisory services to assist customers with document management needs, as well as repair and maintenance services for customer equipment. These revenues include arrangements that do not involve the sale of software. Of our professional services revenues during the second quarter 2023 and six-month period 2023, $2,143,613 and $4,254,336, respectively, were derived from our Document Conversion operations and $154,703 and $343,269, respectively, were derived from our Document Management operations. Our overall professional services revenues increased by $672,551, or 41%, in the second quarter 2023 compared to the second quarter 2022 and increased by $1,383,892, or 43%, in the six-month period 2023 compared to the six-month period 2022. This increase is primarily the result of the strong recovery in our Document Conversion segment in the six-month period 2023 from the softer demand of early 2022. The six-month period increase includes the contribution of $110,316 in revenue from the Yellow Folder acquisition from the first quarter 2023, which did not contribute in the first quarter 2022.

Storage and Retrieval Services Revenues

We provide document storage and retrieval services to customers, primarily in Michigan. Revenues from storage and retrieval services, which are reported as part of our Document Conversion segment, decreased by $7,025, or 3%, in the second quarter 2023 compared to the second quarter 2022 and decreased by $5,998, or 1%, during the six-month period 2023 compared to the six-month period 2022. This decrease was the result of a continued reduction in volume of work from our largest storage and retrieval customer, Rocket Mortgage, due to the significant slowdown in the home mortgage and refinancing industry. Yellow Folder revenue partially offset the decrease by $35,799 in revenue contribution in the first quarter 2023.

Costs of Revenues and Gross Profits

The following table sets forth our cost of revenues by reportable segment for the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Cost of revenues by segment
Document Management	$342,984	$246,509	$651,357	$474,981
Document Conversion	1,325,013	980,116	2,557,634	1,823,319
Total cost of revenues	$1,667,997	$1,226,625	$3,208,991	$2,298,300

The following table sets forth our cost of revenues, by revenue source, for the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022

Cost of revenues:
Sale of software	$7,344	$7,392	$15,525	$33,585
Software as a service	258,382	191,188	479,022	282,437
Software maintenance services	15,117	19,185	31,833	37,485
Professional services	1,307,341	918,542	2,494,457	1,766,709
Storage and retrieval services	79,813	90,318	188,154	178,084
Total cost of revenues	$1,667,997	$1,226,625	$3,208,991	$2,298,300

Our total cost of revenues during the second quarter 2023 increased by $441,372, or 36%, over second quarter 2022 and increased by $910,691, or 40%, during the six-month period 2023 over the six-month period 2022. Our cost of revenues for our Document Management segment increased by $96,475, or 39%, in the second quarter 2023 compared to the second quarter 2022 and increased $176,376, or 37%, in the six-month period 2023 compared to the six-month period 2022 primarily due to the six-month impact of Yellow Folder in that segment. Our cost of revenues for our Document Conversion segment increased by $344,897, or 35%, in the second quarter 2023 compared to the second quarter 2022 and increased by $734,315, or 40%, during the six-month period 2023 compared to the six-month period 2022 primarily due to the staffing ramp up to accommodate more work volume.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022

Gross profit:
Sale of software	$56,302	$3,713	$63,414	$42,011
Software as a service	1,019,536	967,268	2,037,328	1,307,240
Software maintenance services	334,022	324,696	666,848	642,998
Professional services	990,975	707,223	2,103,148	1,447,004
Storage and retrieval services	189,598	186,118	365,534	381,602
Total gross profit	$2,590,433	$2,189,018	$5,236,272	$3,820,855

Gross profit percentage:
Sale of software	88.5%	33.4%	80.3%	55.6%
Software as a service	79.8%	83.5%	81.0%	82.2%
Software maintenance services	95.7%	94.4%	95.4%	94.5%
Professional services	43.1%	43.5%	45.7%	45.0%
Storage and retrieval services	70.4%	67.3%	66.0%	68.2%
Total gross profit percentage	60.8%	64.1%	62.0%	62.4%

Our overall gross profit decreased to 60.8% in the second quarter 2023 from 64.1% in the second quarter 2022, and decreased to 62.0% in the second quarter 2023 from 62.4% for the six-month period 2023 and the six-month period 2022. The increase in the mix of professional services revenue was the principal driver of the decrease, due to the significant growth in our Document Conversion segment, and exacerbated by a slight erosion in software as a service margins due to staffing increases to accommodate growth at Yellow Folder.

Cost of Software Revenues

Cost of software revenues consists primarily of labor costs of our software engineers and implementation consultants and third-party software licenses that are sold in connection with our core software applications. Cost of software revenues during the second quarter 2023 decreased by $48, or 1%, from the second quarter 2022, and decreased by $18,060, or 54%, from the six-month period 2022, due to stronger margin projects sold in 2023. Our gross margin for software revenues increased to 88.5% from 33.4% in the second quarter 2022 and increased to 80.3% from 55.6% the six-month period 2022. The increase in margin percent in the second quarter 2023 was driven by favorable changes in the software solution mix with stronger margin solutions, and impacted by larger percentage swings on small dollar values. Yellow Folder had no impact to this category.

Cost of Software as a Service

Cost of software as a service, or SaaS, consists primarily of technical support personnel, hosting services, and related costs. Cost of software as a service during the second quarter 2023 increased by $67,194, or 35%, over the second quarter 2022 and increased by $196,585, or 70%, during the six-month period 2023 over the six-month period 2022. This increase in the cost of SaaS was due to increased staffing allocations, so our gross margin in the second quarter 2023 decreased to 79.8% compared to 83.5% in the second quarter 2022 and to 81.0% in the six-month period 2022 compared to 82.2% during the six-month period 2022.

Cost of Software Maintenance Services

Cost of software maintenance services consists primarily of technical support personnel and related costs. Cost of software maintenance services during the second quarter 2023 decreased by $4,068, or 21%, over the second quarter 2022 and decreased by $5,652, or 15%, in the six-month period 2023 over the six-month period 2022, due primarily to reduced support activity. As a result, our gross margin for software maintenance services increased to 95.7% and 95.4% in the second quarter 2023 and the six-month period 2022, respectively, compared to 94.4% and 94.5% in the second quarter 2022 and the six-month period 2022, respectively.

Cost of Professional Services

Cost of professional services consists primarily of compensation for employees performing the document conversion services, compensation of our software engineers and implementation consultants and related third-party costs. Cost of professional services during the second quarter 2023 increased by $388,799, or 42%, over the second quarter 2022 and increased in the six-month period 2023 by $727,748, or 41%, over the six-month period 2022, primarily due to growing the Document Conversion staff to meet the growing backlog of orders. Our gross margins in professional services decreased to 43.1% in the second quarter 2023 compared to 43.5% in the second quarter 2022 and increased to 45.7% during the six-month period 2023 compared to 45.0% in the six-month period 2022. Gross margins related to consulting services may vary widely, depending upon the nature of the digital conversion or consulting project and the amount of labor it takes to complete a project. During 2023, improvements in our Document Management professional services consulting efficiencies largely deterioration in our Document Conversion professional services related to digital conversion, as a result of staffing up and training new hires.

Cost of Storage and Retrieval Services

Cost of storage and retrieval services consists primarily of compensation for employees performing the document storage and retrieval services, including logistics, provided primarily by our Michigan operations and to a much lesser extent, Yellow Folder. Cost of storage and retrieval services decreased by $10,505, or 12%, in the second quarter 2023 compared to the second quarter 2022, and increased by $10,070, or 6%, during the six-month period 2023 compared to the six-month period 2022. The decrease was due to a reduction in transaction events in the second quarter 2023 compared to 2022, offset for the six-month period by general wage inflation and fuel cost increases. Gross margins for our storage and retrieval services, which exclude the cost of facilities rental, maintenance, and related overheads, increased to 70.4% in the second quarter 2023 compared to 67.3% in the second quarter 2022 and decreased to 66% during six-month period 2023 compared to 68.2% in the six-month period 2022. Yellow Folder did not have a material impact to this category in 2023 or 2022.

Operating Expenses

The following table sets forth our operating expenses for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Operating expenses:
General and administrative	$1,561,939	$1,260,504	$3,116,550	$2,199,387
Change in fair value of earnout liabilities	-	52,301	-	116,505
Transaction costs	-	285,230	-	355,281
Sales and marketing	492,303	529,405	1,071,814	881,519
Depreciation and amortization	239,803	195,277	467,521	309,387

Total operating expenses	$2,294,045	$2,322,717	$4,655,885	$3,862,079

General and Administrative Expenses

General and administrative expenses during the second quarter 2023 increased by $307,077, or 24%, over the second quarter 2022, and increased in the six-month period 2023 by $925,997, or 42%, over the six-month period 2022, principally related to the addition of Yellow Folder expenses in the first quarter 2023, resulting in six months of expenses in 2023 compared to three months of expenses in 2022. This was primarily reflected in our Document Management segment, in which our general and administrative expenses increased to $794,718 and $1,597,846 in the second quarter 2023 and the six-month period 2023, respectively, from $688,861 and $1,083,124 in the second quarter 2022 and the six-month period 2022, respectively. In our Document Conversion segment, our general and administrative expenses increased to $767,221 in the second quarter 2023 compared to $571,643 in the second quarter 2022, and increased to $1,518,704 in the six-month period 2023 compared to $1,116,263 in the six-month period 2022.

Change in Fair Value of Earnout Liabilities

The final earnout liabilities were paid in January 2023 and there were no changes in fair value in 2023. Fair value adjustments amounted to $52,301 in the second quarter 2022 and $116,505 for the six-month period 2022. The fair value adjustments were driven by updated assumptions to reflect the improved performance of the affected acquisitions against their threshold targets and the decreasing impact of present value discounting.

Transaction Costs

There were no transaction costs during the second quarter 2023 and six-month period 2023. The transactions costs during the second quarter and six-month period 2022 were comprised of investment banker success fees, as well as legal and consulting fees, in connection with our acquisition of Yellow Folder, consummated on April 1, 2022.

Sales and Marketing Expenses

Sales and marketing expenses during the second quarter 2023 decreased by $37,102, or 7%, from the second quarter 2022 and increased by $190,295, or 22%, during the six-month period 2023 over the six-month period 2022. The six-month increase was primarily driven by the inclusion of the sales and marketing expenses Yellow Folder during the full six-month period 2023, compared to only the second quarter 2022.

Depreciation and Amortization

Depreciation and amortization during the second quarter 2023 increased by $38,884, or 19%, over the second quarter 2022 and increased by $149,300, or 47%, during the six-month period 2023 over the six-month period 2022 as a result of amortization of new intangible assets related to the Yellow Folder acquisition, as well as increased amortization of capitalized software costs.

Other Items of Income and Expense

Interest Expense, Net

Interest expense decreased by $79,814, or 33%, in the second quarter 2023 as compared to the second quarter 2022, and decreased by $20,979, or 6% during the six-month period 2023 as compared to the six-month period 2022. The decrease resulted from partial principal repayment of the 2020 Notes on December 1, 2022 and February 28, 2023.

Liquidity and Capital Resources

We have financed our operations primarily through a combination of cash on hand, cash generated from operations, borrowings from third parties and related parties, and proceeds from private sales of equity. Since 2012, and including our private offering in April 2022, we have raised a total of approximately $25.2 million in cash through issuances of debt and equity securities, net of $1.3 million in debt repayments. As of June 30, 2023, we had approximately $1.1 million in cash and cash equivalents, net working capital deficit of $0.4 million, and an accumulated deficit of $21.4 million. In January 2023, we paid $0.7 million in final earnout payments and in February 2023 and December 2022 we prepaid approximately $1.3 million in principal, which was due in February 2023.

In 2023 and 2022, we engaged in several actions that significantly improved our liquidity and cash flows, including (i) effective October 1, 2023 through May 30, 2025, securing a renewal contract with our largest customer, the State of Michigan, containing an estimated net rate increase of approximately 21%, compared to the current rates in effect for the contract period commencing June 1, 2018 and (ii), on April 1, 2022:

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

Of our existing debt as of June 30, 2023, $0.7 million is due August 31, 2023, and approximately $3 million is due March 30, 2025. Our operating cash flow alone may be insufficient to meet the debt obligations in full in 2023. We believe we could seek additional debt or equity financing on acceptable terms. We believe that our balance sheet and financial statements would support a full or partial refinancing or other appropriate modification of the current promissory notes, such as an extension or conversion to equity. We are confident in our ability to prudently manage our current debt on terms acceptable to us.

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

As of June 30, 2023, our outstanding long-term indebtedness consisted of:

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

Capital Expenditures

There were no material commitments for capital expenditures at June 30, 2023.

Cash Used in and Provided by Operating Activities

Net cash used in operating activities during the six-month period 2023 was $299,631, primarily attributable to the net income adjusted for non-cash expenses of $856,555, an increase in operating assets of $702,381 and a decrease in operating liabilities of $702,102. Net cash provided by operating activities during the six-month period 2022 was $72,649, primarily attributable to the net loss adjusted for non-cash expenses of $764,638, a decrease in operating assets of $225,852 and a decrease in operating liabilities of $523,548.

Cash Used by Investing Activities

Net cash used in investing activities in the six-month period 2023 was $291,101, including $208,417 in capitalized software. Net cash used in investing activities in the six-month period 2022 was $6,652,673, primarily $6,383,269 related to cash paid to acquire Yellow Folder, as well as $171,205 in capitalized software.

Cash Used in and Provided by Financing Activities

Net cash used by financing activities during the six-month period 2023 amounted to $700,000 in earnout liability payments, $262,950 in repayment of notes payable, and $12,312 in the principal portion of a finance lease liability. Net cash provided by financing activities during the six-month period 2022 amounted to $6,940,583, as the result of cash generated from the sale of common stock of $5,740,758 and from new borrowings of $2,964,500, partially offset by issuance costs of $746,342, as well as a further offset of $1,018,333 in earnout liability payments.

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

Our critical accounting policies and estimates are set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There were no material changes to our critical accounting policies and estimates during the second quarter 2023.

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

Based on this evaluation, we concluded that, as of June 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

On August 3, 2023, we entered into a renewal extension, effective October 1, 2023 through May 30, 2025, with our largest customer, the State of Michigan, containing an estimated net rate increase of approximately 21%, compared to the current rates in effect for the contract period commencing June 1, 2018. The contract extension is included as Exhibit 10.1 to this Report.

ITEM 6. EXHIBITS.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Incorporation by reference
Exhibit No.	Description of Exhibit	Form	Date	Exhibit

10.1*	Contract Change Notice No. 2 and 3, by and between Graphic Sciences, Inc. and the State of Michigan Central Procurement Services, Department of Technology, Management, dated August 3, 2023.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.).

101.SCH*	XBRL Taxonomy Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLINETICS, INC.

Dated:	August 14, 2023

By:	/s/ James F. DeSocio
James F. DeSocio
President and Chief Executive Officer

Dated:	August 14, 2023

By:	/s/ Joseph D. Spain
Joseph D. Spain
Chief Financial Officer

