Form 10-Q
period 2023-09-30
INTELLINETICS, INC.
filed 2023-11-14
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

As of November 10, 2023, there were 4,073,757 shares of the issuer’s common stock outstanding, each with a par value of $0.001 per share.

INTELLINETICS, INC.

Form 10-Q

September 30, 2023

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(unaudited)
	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash	$1,689,125	$2,696,481
Accounts receivable, net	1,324,225	1,121,083
Accounts receivable, unbilled	1,277,800	596,410
Parts and supplies, net	95,170	73,221
Contract assets	138,062	80,378
Prepaid expenses and other current assets	339,391	325,466
Total current assets	4,863,773	4,893,039

Property and equipment, net	961,504	1,068,706
Right of use assets, operating	2,716,512	3,200,191
Right of use assets, finance	233,711	154,282
Intangible assets, net	4,036,915	4,419,646
Goodwill	5,789,821	5,789,821
Other assets	624,184	417,457
Total assets	$19,226,420	$19,943,142

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$249,359	$370,300
Accrued compensation	437,468	411,683
Accrued expenses	223,309	114,902
Lease liabilities, operating - current	713,638	692,074
Lease liabilities, finance - current	48,802	22,493
Deferred revenues	3,132,125	2,754,064
Earnout liabilities - current	-	700,000
Notes payable - current	-	936,966
Total current liabilities	4,804,701	6,002,482

Long-term liabilities:
Notes payable - net of current portion	2,178,190	2,085,035
Notes payable - related party	552,723	529,084
Lease liabilities, operating - net of current portion	2,126,449	2,624,608
Lease liabilities, finance - net of current portion	188,854	133,131
Total long-term liabilities	5,046,216	5,371,858
Total liabilities	9,850,917	11,374,340

Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized; 4,073,757 shares issued and outstanding at September 30, 2023 and December 31, 2022	4,074	4,074
Additional paid-in capital	30,528,090	30,179,017
Accumulated deficit	(21,156,661)	(21,614,289)
Total stockholders’ equity	9,375,503	8,568,802
Total liabilities and stockholders’ equity	$19,226,420	$19,943,142

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Revenues:
Sale of software	$9,422	$18,390	$88,361	$93,986
Software as a service	1,293,745	1,211,407	3,810,095	2,801,084
Software maintenance services	353,010	352,892	1,051,691	1,033,375
Professional services	2,333,090	2,007,613	6,930,695	5,221,326
Storage and retrieval services	259,162	269,325	812,850	829,011
Total revenues	4,248,429	3,859,627	12,693,692	9,978,782

Cost of revenues:
Sale of software	5,889	10,647	21,414	44,232
Software as a service	200,104	207,502	679,126	489,939
Software maintenance services	13,165	19,024	44,998	56,509
Professional services	1,338,526	1,028,074	3,832,983	2,794,783
Storage and retrieval services	85,154	88,195	273,308	266,279
Total cost of revenues	1,642,838	1,353,442	4,851,829	3,651,742

Gross profit	2,605,591	2,506,185	7,841,863	6,327,040

Operating expenses:
General and administrative	1,516,009	1,321,299	4,632,559	3,511,852
Change in fair value of earnout liabilities	-	28,494	-	144,999
Transaction costs	-	-	-	355,281
Sales and marketing	496,289	492,540	1,568,103	1,374,059
Depreciation and amortization	247,738	205,849	715,259	524,070

Total operating expenses	2,260,036	2,048,182	6,915,921	5,910,261

Income from operations	345,555	458,003	925,942	416,779

Interest expense	(136,224)	(240,467)	(468,314)	(593,536)

Net income (loss)	$209,331	$217,536	$457,628	$(176,757)

Basic net income (loss) per share:	$0.05	$0.05	$0.11	$(0.05)
Diluted net income (loss) per share:	$0.05	$0.05	$0.10	$(0.05)

Weighted average number of common shares outstanding - basic	4,073,757	4,073,757	4,073,757	3,664,024
Weighted average number of common shares outstanding - diluted	4,387,515	4,695,162	4,389,145	3,664,024

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2023 and 2022

(unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2022	4,073,757	$4,074	$29,941,019	$(22,032,609)	$7,912,484

Stock Option Compensation	-	-	118,999	-	118,999

Net Income	-	-	-	217,536	217,536

Balance, September 30, 2022	4,073,757	$4,074	$30,060,018	$(21,815,073)	$8,249,019

Balance, June 30, 2023	4,073,757	$4,074	$30,412,634	$(21,365,992)	$9,050,716

Stock Option Compensation	-	-	115,456	-	115,456

Net Income	-	-	-	209,331	209,331

Balance, September 30, 2023	4,073,757	$4,074	$30,528,090	$(21,156,661)	$9,375,503

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2021	2,823,072	$2,823	$24,297,229	$(21,638,316)	$2,661,736

Stock Issued to Directors	8,097	8	57,492	-	57,500

Stock Option Compensation	-	-	244,951	-	244,951

Stock Issued	1,242,588	1,243	5,739,515	-	5,740,758

Equity Issuance Costs	-	-	(492,182)	-	(492,182)

Note Offer Warrants	-	-	213,013	-	213,013

Net Loss	-	-	-	(176,757)	(176,757)

Balance, September 30, 2022	4,073,757	$4,074	$30,060,018	$(21,815,073)	$8,249,019

Balance, December 31, 2022	4,073,757	$4,074	$30,179,017	$(21,614,289)	$8,568,802

Stock Option Compensation	-	-	349,073	-	349,073

Net Income	-	-	-	457,628	457,628

Balance, September 30, 2023	4,073,757	$4,074	$30,528,090	$(21,156,661)	$9,375,503

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2023	2022

Cash flows from operating activities:
Net income (loss)	$457,628	$(176,757)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	715,259	524,070
Bad debt expense	59,485	22,370
Amortization of deferred financing costs	138,234	155,667
Amortization of debt discount	22,044	79,999
Amortization of right of use assets, financing	28,181	-
Stock issued for services	-	57,500
Stock option compensation	349,073	244,951
Change in fair value of earnout liabilities	-	144,999
Changes in operating assets and liabilities:
Accounts receivable	(262,627)	368,139
Accounts receivable, unbilled	(681,390)	(47,164)
Parts and supplies	(21,949)	2,151
Prepaid expenses and other current assets	(71,609)	(168,815)
Accounts payable and accrued expenses	13,251	45,403
Operating lease assets and liabilities, net	4,673	21,415
Deferred compensation	-	(80,662)
Deferred revenues	378,061	731,468
Total adjustments	670,686	2,101,491
Net cash provided by operating activities	1,128,314	1,924,734

Cash flows from investing activities:
Cash paid to acquire business, net	-	(6,383,269)
Capitalization of internal use software	(348,051)	(315,148)
Purchases of property and equipment	(84,002)	(142,903)
Net cash used in investing activities	(432,053)	(6,841,320)

Cash flows from financing activities:
Payment of earnout liabilities	(700,000)	(1,018,333)
Proceeds from issuance of common stock	-	5,740,758
Offering costs paid on issuance of common stock and notes	-	(746,342)
Proceeds from notes payable	-	2,364,500
Proceeds from notes payable - related parties	-	600,000
Principal payments on financing lease liability	(23,167)	-
Repayment of notes payable	(980,450)	-
Net cash (used in) provided by financing activities	(1,703,617)	6,940,583

Net (decrease) increase in cash	(1,007,356)	2,023,997
Cash - beginning of period	2,696,481	1,752,630
Cash - end of period	$1,689,125	$3,776,627

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$329,855	$357,870
Cash paid during the period for income taxes	$8,344	$11,050

Supplemental disclosure of non-cash financing activities:
Discount on notes payable for warrants	$-	$169,900
Discount on notes payable - related parties for warrants	-	43,113
Warrants issued and extended for common stock issuance costs	-	412,500
Right-of-use asset obtained in exchange for finance lease liability	107,610	-

Supplemental disclosure of non-cash investing activities relating to business acquisitions:
Accounts receivable	$-	$68,380
Prepaid expenses	-	38,913
Property and equipment	-	30,018
Intangible assets	-	3,888,000
Goodwill	-	3,466,934
Accounts payable	-	(36,446)
Deferred revenues	-	(1,072,530)
Net assets acquired in acquisition	-	6,383,269
Cash used in business acquisition	$-	$6,383,269

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

We do not generally require collateral or other security to support customer receivables; however, we may require customers to provide retainers, up-front deposits or irrevocable letters-of-credit when considered necessary to mitigate credit risks. The Company recognizes current estimated credit losses (“CECL”) for accounts receivable and accounts receivable-unbilled. The CECL for trade receivables are estimated based on the trade receivable aging category, credit risk of specific customers, past collection history, and management’s evaluation of accounts receivable. Provisions for CECL are classified within selling, general and administrative costs.

Upon the adoption of FASB ASU No. 2016-13 (CECL model) effective January 1, 2023, Intellinetics, Inc. has revised its methodology for estimating expected credit losses on financial instruments, specifically trade receivables. This new model requires the recognition of lifetime expected credit losses at each reporting date, considering past events, current conditions, and reasonable forecasts. In assessing the credit quality of our portfolio, management utilizes a provision matrix that classifies trade receivables by customer type and age of receivable. Government and education sector receivables carry a low risk, while a higher risk is attributed to the remaining receivables as their aging progresses. For receivables with questionable collectability, a specific reserve is assigned. The estimated credit losses are a reflection of these factors, with the matrix applying percentages to the receivables based on their risk profile, adjusted for current and expected future conditions.

During the reporting period, the estimate of credit losses may change due to several factors including payment patterns of customers, changes in customer creditworthiness, and broader economic conditions. Such changes are captured in the financial statements to ensure they accurately reflect the company’s assessment of credit risk and expected losses at the end of each reporting period. Credit losses have been within management’s expectations. At September 30, 2023 and December 31, 2022, our allowance for credit losses was $114,235 and $88,331, respectively.

Changes in the allowance for credit losses for the period ended Sep 30, 2023 were as follows:

Trade Receivables
As of December 31, 2022	$(88,331)
(Provisions) Reductions charged to operating results	$(20,649)
Accounts write-offs	$1,640
As of March 31, 2023	$(107,340)
(Provisions) Reductions charged to operating results	$(6,878)
Accounts write-offs	$0
As of June 30, 2023	$(114,219)
(Provisions) Reductions charged to operating results	$(31,957)
Accounts write-offs	$31,941
As of September 30, 2023	$(114,235)

Contract balances

The following table present changes in our contract assets during the nine months ended September 30, 2023 and 2022:

		Addition
	Balance at	from			Balance at
	Beginning	acquisition		Recognized	End of
	of Period	(Note 4)	Billings	Revenue	Period
Nine months ended September 30, 2023
Accounts receivable	$1,121,083	$-	$12,405,093	$(12,201,951)	$1,324,225

Nine months ended September 30, 2022
Accounts receivable	$1,176,059	$68,380	$10,715,024	$(11,105,533)	$853,930

	Balance at Beginning of Period	Revenue Recognized in Advance of Billings	Billings	Balance at End of Period
Nine months ended September 30, 2023
Accounts receivable, unbilled	$596,410	$3,892,301	$(3,210,911)	$1,277,800

Nine months ended September 30, 2022
Accounts receivable, unbilled	$444,782	$2,573,944	$(2,526,780)	$491,946

	Balance at Beginning of Period	Commissions Paid	Commissions Recognized	Balance at End of Period
Nine months ended September 30, 2023
Other contract assets	$80,378	$157,265	$(99,581)	$138,062

Nine months ended September 30, 2022
Other contract assets	$78,556	$102,321	$(58,123)	$122,754

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

Remaining performance obligations represent the transaction price from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 99% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. As of September 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations for software as a service and software maintenance contracts with a duration greater than one year was $27,367. As of December 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations for software as a service and software maintenance contracts with a duration greater than one year was $74,448. This does not include revenue related to performance obligations that are part of a contract whose original expected duration is one year or less.

The following table presents changes in our contract liabilities during the nine months ended September 30, 2023 and 2022:

		Addition
	Balance at	from			Balance at
	Beginning	acquisition		Recognized	End of
	of Period	(Note 4)	Billings	Revenue	Period
Nine months ended September 30, 2023
Contract liabilities: Deferred revenue	$2,754,064	$-	$5,997,723	$(5,619,662)	$3,132,125

Nine months ended September 30, 2022
Contract liabilities: Deferred revenue	$1,194,649	$860,456	$5,560,018	$(4,616,476)	$2,998,647

Leases

We have made an accounting policy election to not record a right-of-use asset and lease liability for short-term leases, which are defined as leases with a lease term of 12 months or less. Instead, the lease payments are recognized as rent expense in the general and administrative expenses on the statement of operations.

Software Development Costs

We design, develop, test, market, license, and support new software products and enhancements of current products. We continuously monitor our software products and enhancements to remain compatible with standard platforms and file formats. In accordance with ASC 985-20 “Costs of Software to be Sold, Leased or Otherwise Marketed,” we expense software development costs, including costs to develop software products or the software component of products to be sold, leased, or marketed to external users, before technological feasibility is reached. Once technological feasibility has been established, certain software development costs incurred during the application development stage are eligible for capitalization. Based on our software development process, technical feasibility is established upon completion of a working model. Technological feasibility is typically reached shortly before the release of such products. No such costs were capitalized during the nine-month period 2023. Such costs in the amounts of $0 and $43,771 were capitalized during the three and nine-month period 2022.

In accordance with ASC 350-40, “Internal-Use Software,” we capitalize purchase and implementation costs of internal use software. Once an application has reached development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable that the expenditure will result in additional functionality. Such costs in the amount of $139,633 and $348,051 were capitalized during the three and nine months ended September 30, 2023. Such costs in the amount of $143,943 and $315,148 were capitalized during the three and nine months ended September 30, 2022.

Capitalized costs are stated at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the related assets on a straight-line basis, which is three years. At September 30, 2023 and December 31, 2022, our condensed consolidated balance sheets included $609,399 and $402,673, respectively, in other long-term assets.

For the three and nine months ended September 30, 2023 and 2022, our expensed software development costs were $120,830 and $392,576, respectively, and $42,852 and $157,811, respectively.

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

Advertising

We expense the cost of advertising as incurred. Advertising expense for the three and nine months ended September 30, 2023 and 2022 amounted to $7,853 and $20,096, respectively, and $10,371 and $19,871, respectively.

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

We have outstanding warrants and stock options which have not been included in the calculation of diluted net loss per share for the nine months ended September 30, 2022 because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for that period are the same.

Income Taxes

We file a consolidated federal income tax return with our subsidiaries. The provision for income taxes is computed by applying statutory rates to income before taxes.

Deferred income taxes are recognized for the tax consequences in future years of temporary differences between the financial reporting and tax bases of assets and liabilities as of each period-end based on enacted tax laws and statutory rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A 100% valuation allowance has been established on deferred tax assets at September 30, 2023 and December 31, 2022, due to the uncertainty of our ability to realize future taxable income.

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

Information by operating segment is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Revenues
Document Management	$1,871,395	$1,693,128	$5,549,194	$4,180,931
Document Conversion	2,377,034	2,166,499	7,144,498	5,797,851
Total revenues	$4,248,429	$3,859,627	$12,693,692	$9,978,782

Gross profit
Document Management	$1,590,314	$1,427,696	$4,639,866	$3,488,947
Document Conversion	1,015,277	1,078,489	3,201,997	2,838,093
Total gross profit	$2,605,591	$2,506,185	$7,841,863	$6,327,040

Capital additions, net
Document Management	$140,952	$145,581	$353,202	$321,382
Document Conversion	-	43,069	78,851	136,669
Total capital additions, net	$140,952	$188,650	$432,053	$458,051

	September 30, 2023	December 31, 2022
Goodwill
Document Management	$3,989,645	$3,989,645
Document Conversion	1,800,176	1,800,176
Total goodwill	$5,789,821	$5,789,821

	September 30, 2023	December 31, 2022
Total assets
Document Management	$10,254,349	$10,284,183
Document Conversion	8,972,071	9,658,959
Total assets	$19,226,420	$19,943,142

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

	For the three months ended
	(unaudited)	(unaudited)
	September 30, 2023	September 30, 2022
Total revenues	$4,248,429	$3,859,627

Net income	$209,331	$217,536

Basic net income per share	$0.05	$0.05
Diluted net income per share	$0.05	$0.05

	For the nine months ended
	(unaudited)	(unaudited)
	September 30, 2023	September 30, 2022
Total revenues	$12,693,692	$10,756,634

Net (loss) income	$457,628	$(142,241)

Basic net income (loss) per share	$0.11	$(0.03)
Diluted net income (loss) per share	$0.10	(0.03)

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

	For the	For the
	three months ended	nine months ended
	September 30, 2023	September 30, 2023
Yellow Folder:
Total revenues	$968,870	$2,707,764
Net income	$181,332	$452,443

	For the three months ended September 30, 2022	For the nine months ended September 30, 2022
Yellow Folder:
Total revenues	$829,856	$1,620,224
Net income	$178,973	$375,531

5. Intangible Assets

At September 30, 2023, intangible assets consisted of the following:

	Estimated		Accumulated
	Useful Life	Costs	Amortization	Net
Trade names	10 years	$297,000	$(69,343)	$227,657
Proprietary technology	10 years	861,000	(129,150)	731,850
Customer relationships	5-15 years	4,091,000	(1,013,592)	3,077,408
		$5,249,000	$(1,212,085)	$4,036,915

At December 31, 2022, intangible assets consisted of the following:

	Estimated		Accumulated
	Useful Life	Costs	Amortization	Net
Trade names	10 years	$297,000	$(47,067)	$249,933
Proprietary technology	10 years	861,000	(64,575)	796,425
Customer relationships	5-15 years	4,091,000	(717,712)	3,373,288
		$5,249,000	$(829,354)	$4,419,646

Amortization expense for the three and nine months ended September 30, 2023 and September 30, 2022, amounted to $127,577 and $382,731, respectively, and $127,577 and $309,273, respectively. The following table represents future amortization expense for intangible assets subject to amortization.

For the Twelve Months Ending September 30,	Amount
2024	$510,308
2025	499,391
2026	391,941
2027	326,108
2028	314,223
Thereafter	1,994,944
$4,036,915

6. Fair Value Measurements

We paid our final earnout liability in January 2023 and as of September 30, 2023, we have no earnout liabilities remaining. As of December 31, 2022 we had earnout liabilities related to one of our two 2020 acquisitions which were measured on a recurring basis and recorded at fair value, measured using probability-weighted analysis and discounted using a rate that appropriately captures the risks associated with the obligation. The inputs used to calculate the fair value of the earnout liabilities were considered to be Level 3 inputs due to the lack of relevant market activity and significant management judgment. Key unobservable inputs included revenue growth rates, which ranged from 0% to 7%, and volatility rates, which were 20% for gross profits.

The following table provides a summary of the changes in fair value of the earnout liabilities for the nine months ended September 30, 2023 and 2022:

Nine months ended September 30, 2023
Fair value at December 31, 2022	$700,000
Payments	(700,000)
Fair value at September 30, 2023	$-

Nine months ended
September 30, 2022
Fair value at December 31, 2021	$1,630,681
Payment	(1,018,333)
Change in fair value	144,999
Fair value at September 30, 2022	$757,347

The fair values of earnout liabilities amounts owed were recorded in current liabilities in our condensed consolidated balance sheet as of December 31, 2022. Changes in fair value are recorded in change in fair value of earnout liabilities in our condensed consolidated statements of operations.

7. Property and Equipment

Property and equipment are comprised of the following:

	September 30, 2023	December 31, 2022
Computer hardware and purchased software	$1,662,756	$1,595,652
Leasehold improvements	395,919	395,918
Furniture and fixtures	71,325	71,325
	2,130,000	2,062,895
Less: accumulated depreciation	(1,168,496)	(994,189)
Property and equipment, net	$961,504	$1,068,706

Total depreciation expense on our property and equipment for the three and nine months ended September 30, 2023 and 2022 amounted to $64,590 and $191,204, respectively, and $66,286 and $193,977, respectively.

8. Notes Payable – Unrelated Parties

Summary of Notes Payable to Unrelated Parties

The tables below summarize all notes payable at September 30, 2023 and December 31, 2022, respectively, with the exception of related party notes disclosed in Note 9 “Notes Payable - Related Parties.”

	September 30, 2023	December 31, 2022
2022 Unrelated Notes	$2,364,500	$2,364,500
2020 Notes	-	980,450
Total notes payable	$2,364,500	$3,344,950
Less unamortized debt issuance costs	(186,310)	(300,904)
Less unamortized debt discount	-	(22,045)
Less current portion	-	(936,966)
Long-term portion of notes payable	$2,178,190	$2,085,035

Subordinated Notes Payable	Issue Date	Interest Rate	Interest Due	Principal Due
2022 Unrelated Notes	April 1, 2022	12%	Quarterly	March 30, 2025

Future minimum principal payments of the Notes Payable to Unrelated Parties are as follows:

As of September 30,	Amount
2025	$2,364,500
Total	$2,364,500

As of September 30, 2023 and December 31, 2022, accrued interest for these notes payable with the exception of the related party notes in Note 9, “Notes Payable - Related Parties,” was $0. As of September 30, 2023 and December 31, 2022, unamortized deferred financing costs and unamortized debt discount were reflected within short and long term liabilities on the condensed consolidated balance sheets, netted with the corresponding notes payable balance.

With respect to all notes outstanding (other than the notes to related parties), interest expense, including the amortization of debt issuance costs and debt discount, for the three and nine months ended September 30, 2023 and 2022 was $124,753 and $412,494, respectively, and $214,587 and $541,777, respectively.

We recognized a debt discount of $320,000 for 80,000 shares issued in conjunction with the 2020 Notes. The amortization of the debt discount, which will be recognized over the life of the 2020 Notes as interest expense, for the three and nine months ended September 30, 2023 and 2022 was $4,267 and $22,044, and $26,667 and $79,999, respectively.

9. Notes Payable - Related Parties

Summary of Notes Payable to Related Parties

The tables below summarize all notes payable to related parties at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Notes payable – “2022 Related Note”	$600,000	$600,000
Less unamortized debt issuance costs	(47,277)	(70,916)
Long-term portion of notes payable	$552,723	$529,084

Subordinated Notes Payable	Issue Date	Interest Rate	Interest Due	Principal Due
2022 Related Note	April 1, 2022	12%	Quarterly	March 30, 2025

Future minimum principal payments of the 2022 Notes to related parties are as follows:

As of September 30,	Amount
2025	$600,000
Total	$600,000

As of September 30, 2023 and December 31, 2022, accrued interest for these notes payable – related parties was $0. As of September 30, 2023 and December 31, 2022, unamortized deferred financing costs and unamortized debt discount were reflected within long term liabilities on the condensed consolidated balance sheets.

With respect to all notes payable – related parties outstanding, interest expense, including the amortization of debt issuance costs, for the three and nine months ended September 30, 2023 and 2022 was $25,879 and $77,638, and $25,880 and $51,759, respectively.

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

Operating Leases

For each of the below listed leases, management has determined it will utilize the base rental period and have not considered any renewal periods.

Location	Square Feet	Monthly Rent	Lease Expiry
Columbus, OH	6,000	$5,100	December 31, 2028
Madison Heights, MI	36,000	$43,185	August 31, 2026
Sterling Heights, MI	37,000	$21,072	April 30, 2028
Traverse City, MI	5,200	$4,500	January 31, 2024

Temporary space
Madison Heights, MI	3,200	$1,605	month to month

Vehicles
various	n/a	$2,708	September 30, 2028

The following table sets forth the future minimum lease payments under our leases:

For the twelve months ending September 30,	Finance Leases	Operating Leases
2024	$67,358	$916,353
2025	67,358	892,047
2026	63,306	855,585
2027	49,500	353,662
2028	37,228	238,947
Thereafter	-	17,550
Less Imputed Interest	(47,094)	(429,243)
Less Short-term lease payments	-	(4,814)
	$237,656	$2,840,087

The following table summarizes the components of lease expense:

For the three months ending September 30,	2023	2022
Finance lease expense:
Amortization of ROU asset	$13,221	$-
Interest on lease liabilities	5,036	-
Operating lease expense	238,864	243,301
Short-term lease expense	4,814	4,814

For the nine months ending September 30,	2023	2022
Finance lease expense:
Amortization of ROU asset	$28,181	$-
Interest on lease liabilities	11,462	-
Operating lease expense	715,176	729,902
Short-term lease expense	14,441	14,441

The following tables set forth additional information pertaining to our leases:

For the nine months ending September 30,	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases (interest)	$11,462	$-
Financing cash flows from finance leases (principal)	23,167	-
Operating cash flows from operating leases	531,567	318,030
Weighted average remaining lease term – finance leases	4.4 years	-
Weighted average remaining lease term – operating leases	3.8 years	4.7 years
Weighted average discount rate – finance leases	8.88%	-
Weighted average discount rate – operating leases	6.93%	6.99%

	September 30, 2023	December 31, 2022
Operating leases:
Right-of-use assets, operating	$2,716,512	$3,200,191
Lease liabilities, operating – current	713,638	692,074
Lease liabilities, operating – net of current	2,126,449	2,624,608
Total operating lease liabilities	$2,840,087	$3,316,682

Finance leases:
Right-of-use asset, finance	$261,892	$160,990
Accumulated amortization	(28,181)	(6,708)
Right-of-use asset, finance, net	$233,711	$154,282

Lease liabilities, finance – current	$48,802	$22,493
Lease liabilities, finance – net of current	188,854	133,131
Total finance lease liability	$237,656	$155,624

12. Stockholders’ Equity

Common Stock

As of September 30, 2023, 4,073,757 shares of common stock were issued and outstanding, 255,958 shares of common stock were reserved for issuance upon the exercise of outstanding warrants, and 497,330 shares of common stock were reserved for issuance under our 2015 Equity Incentive Plan, as amended (the “2015 Plan”).

The following table describes the shares and warrants issued as part of our 2022 and 2020 private placements:

Issuance of Common Stock	Issue Date	Shares Issued	Price per share	Warrants Issued	Warrant Exercise Price	Warrant Fair Value
Private Placement 2022	April 1, 2022	1,242,588	$4.62	124,258	$4.62	$3.91
Private Placement 2020	March 2, 2020	955,000	$4.00	95,500	$4.00	$3.90

Amortization of the debt issuance costs for the Private Placement 2020 offering was recorded at $4,150 and $21,439 for the three and nine months ended September 30, 2023, and at $25,935 and $77,804 for the three and nine months ended September 30, 2022.

Warrants

The following sets forth the warrants to purchase our common stock that were outstanding as of September 30, 2023:

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

Restricted Stock

On January 6, 2022, we issued 8,097 shares of restricted common stock to our directors as part of their annual compensation plan. The grants of restricted common stock were made outside the 2015 Plan and were not subject to vesting. Stock compensation of $57,500 was recorded on the issuance of the common stock for the nine months ended September 30, 2022.

Stock Options

We did not make any stock option grants during the nine months ended September 30, 2023. On April 14, 2022, we granted employees stock options to purchase 220,587 shares at an exercise price of $6.08 per share in accordance with the 2015 Plan, with vesting continuing until 2025. The total fair value of $1,152,470 for these stock options is being recognized over the requisite service period.

The weighted-average grant date fair value of options granted during the three and nine months ended September 30, 2022 was $5.22. The weighted average assumptions that were used in calculating such values during the nine months ended September 30, 2022, as well as the assumptions that were used in calculating such values, were based on estimates at the grant date in the table as follows:

Grant Date
April 1, 2022
Risk-free interest rate	2.82%
Weighted average expected term	6 years
Expected volatility	116.60%
Expected dividend yield	0.00%

A summary of stock option activity during the nine months ended September 30, 2023 and 2022 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	Under Option	Price	Life	Value
Outstanding at January 1, 2023	365,447	$5.89	8 years	$19,200
Forfeited	(7,560)	15.34		(19,200)
Outstanding at September 30, 2023	357,887	$5.69	8 years	$-

Exercisable at September 30, 2023	186,594	$5.60	7 years	$-

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	Under Option	Price	Life	Value
Outstanding at January 1, 2022	144,860	$5.61	8 years	$19,200
Granted	220,587	6.08
Outstanding at September 30, 2022	365,447	$5.89	9 years	$19,200

Exercisable at September 30, 2022	93,085	$6.44	7 years	$19,200

During the three and nine months ended September 30, 2023 and 2022, stock-based compensation for options was $115,456 and $349,073, respectively, and $118,999 and $244,951, respectively.

As of September 30, 2023 and December 31, 2022, there were $663,437 and $1,019,140, respectively, of total unrecognized compensation costs related to stock options granted under our stock option agreements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of two years. The total fair value of stock options that vested during the nine months ended September 30, 2023 and 2022 was $467,771 and $91,913, respectively.

14. Concentrations

Revenues from a limited number of customers have accounted for a substantial percentage of our total revenues. During the three months ended September 30, 2023 and 2022, our largest customer, the State of Michigan, accounted for 31% and 37%, respectively, of our total revenues. For the three months ended September 30, 2023 our second largest customer, Lansing Schools, accounted for 5% of our total revenues. During the nine months ended September 30, 2023 and 2022, our largest customer, the State of Michigan, accounted for 34% and 37%, respectively, of our total revenues, and our second largest customer, Rocket Mortgage, accounted for 5% and 7%, respectively, of our total revenues.

For the three months ended September 30, 2023 and 2022, government contracts, including K-12 education, represented approximately 82% and 78% respectively, of our net revenues. For the nine months ended September 30, 2023 and 2022, government contracts, including K-12 education, represented approximately 79% and 77%, respectively, of our net revenues. A significant portion of our sales to resellers represent ultimate sales to government agencies.

As of September 30, 2023, accounts receivable concentrations from our two largest customers were 29% and 4% of our gross accounts receivable, respectively by customer. Accounts receivable balances from our two largest customers at September 30, 2023 have been partially collected. As of December 31, 2022, accounts receivable concentrations from our two largest customers were 44% and 7% of gross accounts receivable, respectively by customer.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial conditions and results of operations should be read together with our condensed consolidated financial statements and notes thereto included in Part I, Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q, and with the condensed consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods. Any forward-looking statements in this discussion and analysis should be read in conjunction with the information set forth in “Note Regarding Forward-Looking Statements” elsewhere herein. In this Quarterly Report, we sometimes refer to the three and nine-month periods ended September 30, 2023 as the third quarter 2023 and the nine-month period 2023 respectively, and to the three and nine-month periods ended September 30, 2022 as the third quarter 2022 and the nine-month period 2022.

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

How We Evaluate our Business Performance and Opportunities

There has been no material change during the nine-month period 2023 to the major qualitative and quantitative factors we consider in the evaluation of our operating results as set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — How We Evaluate our Business Performance and Opportunities” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Executive Overview of Results

The biggest factors in the changes in our results of operations during the nine-month period 2023 compared to the nine-month period 2022 was our acquisition of Yellow Folder on April 1, 2022. Our results for the third quarter and nine-month period 2023 include the results of Yellow Folder operations for the full periods reported, while our nine-month period 2022 results include only the second and third quarter results of Yellow Folder operations. Our strong professional services performance, driven by an increase in Document Conversion project work, was not impacted meaningfully by the acquisition of Yellow Folder, and the third quarter 2023 continued our strong 2023 growth, at 33% for the nine-month period 2023. This growth was partially offset by lingering softer demand for the transactional portion of our storage and retrieval services from a significant customer in the home mortgage lending industry.

Below are our key financial results for the third quarter 2023 (consolidated unless otherwise noted):

●	Revenues were $4,248,429, representing revenue growth of 10% year over year.

●	Cost of revenues was $1,642,838, an increase of 21% year over year.

●	Operating expenses (excluding cost of revenues) were $2,260,036, an increase of 10% year over year.

●	Income from operations was $345,555, compared to income from operations of $458,003 in third quarter 2022.

●	Net income was $209,331 with basic and diluted net income per share of $0.05, compared to net income of $217,536 in third quarter 2022.

●	Operating cash provided was $1,427,945, compared to $1,852,085 in third quarter 2022.

●	Capital expenditures were $140,952, compared to $188,687 in third quarter 2022.

Below are our key financial results for the nine-month period 2023 (consolidated unless otherwise noted):

●	Revenues were $12,693,692, representing revenue growth of 27% year over year.

●	Cost of revenues was $4,851,829, an increase of 33% year over year.

●	Operating expenses (excluding cost of revenues) were $6,915,921, an increase of 17% year over year.

●	Income from operations was $925,942, an increase of 122% year over year.

●	Net income was $457,628 with basic and diluted net income per share of $0.11 and $0.10, respectively, compared to net loss of $176,757 with basic and diluted net loss per share of $0.05 for the nine-month period 2022.

●	Nine-month period 2022 included $355,281 of transaction costs and $144,999 of earnout fair value adjustments.

●	Net cash provided by operating activities was $1,128,314, compared to $1,924,734 for the nine-month period 2022.

●	Capital expenditures were $432,053, compared to $458,051 for the nine-month period 2022.

●	As of September 30, 2023, we had 165 employees, including 29 part-time employees, compared to 132 employees, including 14 part-time employees, as of September 30, 2022.

Financial Impact of Current Economic Conditions

Our overall performance depends on economic conditions, including the current inflationary environment and the widespread expectation of continued economic uncertainty.

Employee wages, our largest expense, have recently increased due to wage inflation. These increased labor costs have slightly decreased our profit margin in 2022 and further in 2023, but we continue to mitigate this by appropriately increasing customer renewal rates whenever we have the contractual ability to do so. More significantly, general wage inflation in the market has resulted in a slower hiring process as we grew our staff during 2022 and 2023, particularly for our Document Conversion segment. These hiring and staffing challenges slowed our ability to complete project-based work backlog and reduced our revenue in the first part of 2022. However, we ended the nine-month period 2023 with more staff than 2022. We anticipate that the inflationary effect on our wages has stabilized.

Other volatility, particularly from global supply chain disruptions, has had and are expected to continue to have a minimal impact on us as we consume relatively little in raw materials. A global recession may affect our customers’ and potential customers’ budgets for technology procurement, but as of the date of this report, we have not experienced diminished customer demand due to adverse economic conditions. Absent significant global economic disruptions, and based on the current trend of our business operations and our continued focus on strategic initiatives to grow our customer base, we believe in the strength of our brand and that our focus on our strategic priorities will deliver consistent growth.

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

Results of Operations

Revenues

The following table sets forth our revenues by reportable segment for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues by segment
Document Management	$1,871,395	$1,693,128	$5,549,194	$4,180,931
Document Conversion	2,377,034	2,166,499	7,144,498	5,797,851
Total revenues	$4,248,429	$3,859,627	$12,693,692	$9,978,782

Gross profit by segment
Document Management	$1,590,314	$1,427,696	$4,639,866	$3,488,947
Document Conversion	1,015,277	1,078,489	3,201,997	2,838,093
Total gross profit	$2,605,591	$2,506,185	$7,841,863	$6,327,040

The following table sets forth our revenues by revenue source for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenues:
Sale of software	$9,422	$18,390	$88,361	$93,986
Software as a service	1,293,745	1,211,407	3,810,095	2,801,084
Software maintenance services	353,010	352,892	1,051,691	1,033,375
Professional services	2,333,090	2,007,613	6,930,695	5,221,326
Storage and retrieval services	259,162	269,325	812,850	829,011
Total revenues	$4,248,429	$3,859,627	$12,693,692	$9,978,782

Our total revenues in the third quarter 2023 increased by 388,802, or 10%, over our third quarter 2022 revenues, driven primarily by the strong professional services in our Document Conversion segment, as further described below. The increase in total revenues for the nine months ended September 30, 2023 is driven by the same factors as well as three quarters of Yellow Folder revenues in 2023 and only two quarters in 2022.

Sale of Software Revenues

Revenues from the sale of software principally consist of sales of additional or upgraded software licenses and applications to existing customers and resellers. Yellow Folder does not sell revenue in this category. Revenues from the sale of software, which are reported as part of our Document Management segment, decreased by $8,968, or 49%, the third quarter 2023 compared to the third quarter 2022, and decreased by $5,625, or 6% during the nine-month period 2023 compared to the nine-month period 2022.

We expect the volatility of this revenue line item to continue as project timing is unpredictable and the frequency of on-premise software solution sales decreases over time.

Software as a Service Revenues

We provide access to our software solutions as a service, accessible through the internet. Our customers typically enter into our software as a service agreement for periods of one year or more. Under these agreements, we generally provide access to the applicable software, data storage and related customer assistance and support. Revenues from the sale of software as a service, which are reported as part of our Document Management segment increased by $82,338, or 7%, in the third quarter 2023 compared to the third quarter 2022 and increased by $1,009,011, or 36% in the nine-month period 2023 compared to the nine-month period 2022. The nine-month period increase was primarily the result of the Yellow Folder acquisition, which contributed $909,088, or 90%, of the increase, plus organic growth in our cloud-based solutions, as well as expanded data storage, user seats, and hosting fees for existing customers.

Software Maintenance Services Revenues

Software maintenance services revenues consist of fees for post-contract customer support services provided to license (premise-based) holders through support and maintenance agreements. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. A substantial portion of these revenues were generated from renewals of maintenance agreements, which typically run on a year-to-year basis. Yellow Folder does not sell revenue in this category. Revenues from the sale of software maintenance services, which are reported as part of our Document Management segment, increased by $118, or 0%, in the third quarter 2023 compared to the third quarter 2022 and increased by $18,316, or 2%, in the nine-month period 2023 compared to the nine-month period 2022. This small increase in these revenues in 2023 compared to the 2022 was driven by expansion of services with existing customers and price increases being partially offset by normal attrition and certain customers migrating their premise solution to our cloud solution, resulting maintenance and support agreements decreasing and software as a service increasing.

Professional Services Revenues

Professional services revenues consist of revenues from document scanning and conversion services, consulting, discovery, training, and advisory services to assist customers with document management needs, as well as repair and maintenance services for customer equipment. These revenues include arrangements that do not involve the sale of software. Of our professional services revenues during the third quarter 2023 and nine-month period 2023, $2,151,846 and $6,433,485, respectively, were derived from our Document Conversion operations and $181,244 and $497,210, respectively, were derived from our Document Management operations. Our overall professional services revenues increased by $325,477, or 16%, in the third quarter 2023 compared to the third quarter 2022 and increased by $1,709,369, or 33%, in the nine-month period 2023 compared to the nine-month period 2022. This increase is primarily the result of the strong recovery in our Document Conversion segment in the nine-month period 2023 from the softer demand of early 2022, driven by increased project work including a large project with specific deadlines. The nine-month period increase includes the contribution of $110,316 in revenue from the Yellow Folder acquisition from the first quarter 2023, which did not contribute revenue in the first quarter 2022.

Storage and Retrieval Services Revenues

We provide document storage and retrieval services to customers, primarily in Michigan. Revenues from storage and retrieval services, which are reported as part of our Document Conversion segment, decreased by $10,163, or 4%, in the third quarter 2023 compared to the third quarter 2022 and decreased by $16,161, or 2%, during the nine-month period 2023 compared to the nine-month period 2022. This decrease was the result of a continued reduction in volume of work from our largest storage and retrieval customer, Rocket Mortgage, due to the significant slowdown in the home mortgage and refinancing industry. Yellow Folder revenue partially offset the decrease by $35,799 in revenue contribution in the first quarter 2023.

Costs of Revenues and Gross Profits

The following table sets forth our cost of revenues by reportable segment for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Cost of revenues by segment
Document Management	$281,081	$265,432	$909,328	$691,984
Document Conversion	1,361,757	1,088,010	3,942,501	2,959,758
Total cost of revenues	$1,642,838	$1,353,442	$4,851,829	$3,651,742

The following table sets forth our cost of revenues, by revenue source, for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

Cost of revenues:
Sale of software	$5,889	$10,647	$21,414	$44,232
Software as a service	200,104	207,502	679,126	489,939
Software maintenance services	13,165	19,024	44,998	56,509
Professional services	1,338,526	1,028,074	3,832,983	2,794,783
Storage and retrieval services	85,154	88,195	273,308	266,279
Total cost of revenues	$1,642,838	$1,353,442	$4,851,829	$3,651,742

Our total cost of revenues during the third quarter 2023 increased by $289,396, or 21%, over third quarter 2022 and increased by $1,200,087, or 33%, during the nine-month period 2023 over the nine-month period 2022. Our cost of revenues for our Document Management segment increased by $15,649, or 6%, in the third quarter 2023 compared to the third quarter 2022 and increased $217,344, or 31%, in the nine-month period 2023 compared to the nine-month period 2022 primarily due to the additional three-month impact of Yellow Folder in that segment. Our cost of revenues for our Document Conversion segment increased by $273,747, or 25%, in the third quarter 2023 compared to the third quarter 2022 and increased by $982,743, or 33%, during the nine-month period 2023 compared to the nine-month period 2022 due to the staffing ramp up to accommodate more work volume, as well as wage increases for the hourly production workers.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

Gross profit:
Sale of software	$3,533	$7,743	$66,947	$49,754
Software as a service	1,093,641	1,003,905	3,130,969	2,311,145
Software maintenance services	339,845	333,868	1,006,693	976,866
Professional services	994,564	979,539	3,097,712	2,426,543
Storage and retrieval services	174,008	181,130	539,542	562,732
Total gross profit	$2,605,591	$2,506,185	$7,841,863	$6,327,040

Gross profit percentage:
Sale of software	37.5%	42.1%	75.8%	52.9%
Software as a service	84.5%	82.9%	82.2%	82.5%
Software maintenance services	96.3%	94.6%	95.7%	94.5%
Professional services	42.6%	48.8%	44.7%	46.5%
Storage and retrieval services	67.1%	67.3%	66.4%	67.9%
Total gross profit percentage	61.3%	64.9%	61.8%	63.4%

Our overall gross profit decreased to 61.3% in the third quarter 2023 from 64.9% in the third quarter 2022, and decreased to 61.8% for the nine-month period 2023 from 63.4% for the nine-month period 2022. The increase in the mix of professional services revenue was the principal driver of the overall decrease, with the relatively lower margin professional services revenues comprising a larger portion of our total revenues. The change in revenue mix was due to the significant growth in our Document Conversion segment.

Cost of Software Revenues

Cost of software revenues consists primarily of labor costs of our software engineers and implementation consultants and third-party software licenses that are sold in connection with our core software applications. Cost of software revenues during the third quarter 2023 decreased by $4,758, or 45%, from the third quarter 2022, and decreased by $22,818, or 52%, from the nine-month period 2022, due to stronger margin projects sold in 2023. Our gross margin for software revenues decreased to 37.5% from 42.1% in the third quarter 2022 and increased to 75.8% from 52.9% the nine-month period 2022. The decrease in margin percent in the third quarter 2023 was driven by unfavorable changes in the software solution mix with weaker margin solutions, and was impacted by larger percentage swings on small dollar values. Yellow Folder had no impact to this category.

Cost of Software as a Service

Cost of software as a service, or SaaS, consists primarily of technical support personnel, hosting services, and related costs. Cost of software as a service during the third quarter 2023 decreased by $7,398, or 4%, from the third quarter 2022 and increased by $189,187, or 39%, during the nine-month period 2023 over the nine-month period 2022. Our cost to support SaaS is generally stable and consistent, and there were no unusual projects or significant variations in our support call volumes for the periods reported. Our gross margin in the third quarter 2023 increased to 84.5% compared to 82.9% in the third quarter 2022 and decreased to 82.2% in the nine-month period 2022 compared to 82.5% during the nine-month period 2022.

Cost of Software Maintenance Services

Cost of software maintenance services consists primarily of technical support personnel and related costs. Cost of software maintenance services during the third quarter 2023 decreased by $5,859, or 31%, over the third quarter 2022 and decreased by $11,511, or 20%, in the nine-month period 2023 over the nine-month period 2022, due primarily to reduced support activity. As a result, our gross margin for software maintenance services increased to 96.3% and 95.7% in the third quarter 2023 and the nine-month period 2023, respectively, compared to 94.6% and 94.5% in the third quarter 2022 and the nine-month period 2022, respectively.

Cost of Professional Services

Cost of professional services consists primarily of compensation for employees performing the document conversion services, compensation of our software engineers and implementation consultants and related third-party costs. Cost of professional services during the third quarter 2023 increased by $310,452, or 30%, over the third quarter 2022 and increased in the nine-month period 2023 by $1,038,200, or 37%, over the nine-month period 2022, primarily due to growing the Document Conversion staff to meet the growing backlog of orders. Our gross margins in professional services decreased to 42.6% in the third quarter 2023 compared to 48.8% in the third quarter 2022 and decreased to 44.7% during the nine-month period 2023 compared to 46.5% in the nine-month period 2022. Gross margins related to consulting services may vary widely, depending upon the nature of the digital conversion or consulting project and the amount of labor it takes to complete a project.

Cost of Storage and Retrieval Services

Cost of storage and retrieval services consists primarily of compensation for employees performing the document storage and retrieval services, including logistics, provided primarily by our Michigan operations and to a much lesser extent, Yellow Folder. Cost of storage and retrieval services decreased by $3,041, or 3%, in the third quarter 2023 compared to the third quarter 2022, and increased by $7,029, or 3%, during the nine-month period 2023 compared to the nine-month period 2022. The decrease was due to a reduction in transaction events in the third quarter 2023 compared to 2022, offset for the nine-month period by general wage inflation and fuel cost increases. Gross margins for our storage and retrieval services, which exclude the cost of facilities rental, maintenance, and related overheads, decreased to 67.1% in the third quarter 2023 compared to 67.3% in the third quarter 2022 and decreased to 66.4% during nine-month period 2023 compared to 63.1% in the nine-month period 2022. Yellow Folder did not have a material impact to this category in 2023 or 2022.

Operating Expenses

The following table sets forth our operating expenses for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Operating expenses:
General and administrative	$1,516,009	$1,321,299	$4,632,559	$3,511,852
Change in fair value of earnout liabilities	-	28,494	-	144,999
Transaction costs	-	-	-	355,281
Sales and marketing	496,289	492,540	1,568,103	1,374,059
Depreciation and amortization	247,738	205,849	715,259	524,070

Total operating expenses	$2,260,036	$2,048,182	$6,915,921	$5,910,261

General and Administrative Expenses

General and administrative expenses during the third quarter 2023 increased by $194,710, or 15%, over the third quarter 2022, and increased in the nine-month period 2023 by $1,120,707, or 32%, over the nine-month period 2022, principally related to the addition of Yellow Folder expenses in the first quarter 2023, resulting in a full nine months of expenses in 2023 compared to only six months of Yellow Folder expenses in 2022. In addition, general and administrative expenses increased commensurate with our larger size and complexity, including scale-related expenses such as our uplisting to NYSE American and our infrastructure investment in an ERP system upgrade, which are not expected to materially further increase. The Yellow Folder increase was primarily reflected in our Document Management segment, in which our general and administrative expenses increased to $812,956 and $2,392,023 in the third quarter 2023 and the nine-month period 2023, respectively, from $774,951 and $1,083,124 in the third quarter 2022 and the nine-month period 2022, respectively. In our Document Conversion segment, our general and administrative expenses increased to $703,053 in the third quarter 2023 compared to $558,334 in the third quarter 2022, and increased to $2,240,536 in the nine-month period 2023 compared to $1,621,134 in the nine-month period 2022.

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

Transaction Costs

There were no transaction costs during the third quarter 2023 and nine-month period 2023. The transactions costs during the nine-month period 2022 were comprised of investment banker success fees, as well as legal and consulting fees, in connection with our acquisition of Yellow Folder, consummated on April 1, 2022.

Sales and Marketing Expenses

Sales and marketing expenses during the third quarter 2023 increased by $3,749, or 1%, from the third quarter 2022 and increased by $194,044, or 14%, during the nine-month period 2023 over the nine-month period 2022. The nine-month increase was primarily driven by the inclusion of the sales and marketing expenses of Yellow Folder during the full nine-month period 2023, compared to only the second and third quarter 2022.

Depreciation and Amortization

Depreciation and amortization during the third quarter 2023 increased by $41,889, or 20%, over the third quarter 2022 and increased by $191,189, or 36%, during the nine-month period 2023 over the nine-month period 2022 as a result of increased amortization of capitalized software costs, as well as the additional quarter of amortization of new intangible assets related to the Yellow Folder acquisition in 2023.

Other Items of Income and Expense

Interest Expense, Net

Interest expense decreased by $104,243, or 43%, in the third quarter 2023 as compared to the third quarter 2022, and decreased by $125,222, or 21% during the nine-month period 2023 as compared to the nine-month period 2022. The decrease resulted from partial principal repayment of the 2020 Notes on December 1, 2022 and February 28, 2023, and final payment on August 31, 2023.

Liquidity and Capital Resources

We have financed our operations primarily through a combination of cash on hand, cash generated from operations, borrowings from third parties and related parties, and proceeds from private sales of equity. Since 2012, and including our private offering in April 2022, we have raised a total of approximately $24.5 million in cash through issuances of debt and equity securities, net of $2 million in debt repayments. As of September 30, 2023, we had approximately $1.7 million in cash and cash equivalents, net working capital of $0.1 million, and an accumulated deficit of $21.2 million. In January 2023, we paid $0.7 million in final earnout payments and in February and August 2023 and December 2022 we repaid a total of $2 million in principal, representing full payments on the 2020 Notes.

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

Our existing debt as of September 30, 2023 is comprised of approximately $3 million due March 30, 2025. Our operating cash flow alone may be insufficient to meet the debt obligations in full in 2025. We believe we could seek additional debt or equity financing on acceptable terms. We believe that our balance sheet and financial statements would support a full or partial refinancing or other appropriate modification of the current promissory notes, such as an extension or conversion to equity. We are confident in our ability to prudently manage our current debt on terms acceptable to us.

Our ability to meet our capital needs in the short term will depend on many factors, including maintaining and enhancing our operating cash flow and successfully retaining and growing our client base in the midst of global inflation and general economic uncertainty.

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

As of September 30, 2023, our outstanding long-term indebtedness consisted of:

●	The 2022 Notes issued to accredited investors on April 1, 2022, with an aggregate outstanding principal balance of $2,964,500 and accrued interest of $0.

See Note 8 and Note 9 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report for further information on the 2022 Notes.

Capital Expenditures

There were no material commitments for capital expenditures at September 30, 2023.

Cash Provided by Operating Activities

Net cash provided by operating activities during the nine-month period 2023 was $1,128,314, primarily attributable to the net income adjusted for non-cash expenses of $1,312,276, an increase in operating assets of $1,037,575 and an increase in operating liabilities of $395,985. Net cash provided by operating activities during the nine-month period 2022 was $1,924,734, primarily attributable to the net loss adjusted for non-cash expenses of $1,229,556, a decrease in operating assets of $154,311 and an increase in operating liabilities of $717,624.

Cash Used by Investing Activities

Net cash used in investing activities in the nine-month period 2023 was $432,053, including $348,051 in capitalized software. Net cash used in investing activities in the nine-month period 2022 was $6,841,320, primarily $6,383,269 related to cash paid to acquire Yellow Folder, as well as $315,148 in capitalized software.

Cash Used in and Provided by Financing Activities

Net cash used by financing activities during the nine-month period 2023 amounted to $700,000 in earnout liability payments, $980,450 in repayment of notes payable, and $23,167 in the principal portion of a finance lease liability. Net cash provided by financing activities during the nine-month period 2022 amounted to $6,940,583, as the result of cash generated from the sale of common stock of $5,740,758 and from new borrowings of $2,964,500, partially offset by issuance costs of $746,342, as well as a further offset of $1,018,333 in earnout liability payments.

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

Our critical accounting policies and estimates are set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There were no material changes to our critical accounting policies and estimates during the third quarter 2023.

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

Based on this evaluation, we concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Incorporation by reference
Exhibit No.	Description of Exhibit	Form	Date	Exhibit

10.1*	Contract Change Notice No. 2 and 3, by and between Graphic Sciences, Inc. and the State of Michigan Central Procurement Services, Department of Technology, Management, dated August 3, 2023.	10-Q	2023-08-14	10.1

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.).

101.SCH*	Inline XBRL Taxonomy Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLINETICS, INC.

Dated:	November 14, 2023

By:	/s/ James F. DeSocio
James F. DeSocio
President and Chief Executive Officer

Dated:	November 14, 2023

By:	/s/ Joseph D. Spain
Joseph D. Spain
Chief Financial Officer

