Form 10-K
period 2023-12-31
INTELLINETICS, INC.
filed 2024-03-28
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $10,269,489.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 4,113,621 shares of common stock, par value $0.001 per share, were outstanding as of March 23, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2023, are incorporated by reference in Part III hereof.

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

We are a software solutions and document services company serving both the small-to-medium business and governmental sectors with their digital transformation and process automation initiatives. On April 1, 2022, we made a significant business acquisition that has significantly impacted our financial operations and grown our business operations. For further information about this acquisition, please see Note 4 to our consolidated financial statements included in Item 8, Part I, Item 1 of this Annual Report.

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

Our customers use our software by one of two methods: purchasing our software and installing it onto their own equipment, which we refer to as a “premise” model, or licensing and accessing our platform via the Internet, which we refer to as a “software as a service” or “SaaS” model and also as a “cloud-based” model. Licensing of our software through our SaaS model has become increasingly popular among our customers, especially in light of the increased deployment of remote workforce policies, and is a key ingredient in our revenue growth strategy. Our SaaS products are hosted with Amazon Web Services, Expedient, and Corespace, providing our customers with reliable hosting services that we believe are consistent with industry best practices in data security and performance.

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

Software and Services

Document Management

Our flagship software platforms include a) IntelliCloud™, including IntelliCloud Payables Automation Solutions, reflecting our focus, and the market’s focus, on growth via cloud-based content management and process automation, and b) YellowFolder™, a specialized content management software solution for the K-12 education market. Our Document Management business also generates software-related professional services that include installation, integration, training, and consulting services, as well as ongoing software maintenance and customer support.

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

Document Conversion

We convert images from paper to digital, paper to microfilm, microfiche to microfilm, and micrographics to digital for businesses and state, county, and municipal governments. Our Document Conversion business also provides its clients with long-term paper and microfilm storage and retrieval options.

The primary Document Conversion offerings are:

●	Digital Scanning Services. These services include paper scanning, as well as special scanning such as newspaper, aperture card, drawing, and book scanning, including large format. Most government files must be retained for long terms or permanently, making such clients a prime candidate for digital conversion. There are four production categories for these services, consisting of document prep, scanning, indexing, and delivery.

●	Business Process Outsourcing (BPO). BPO contracts provide ongoing outsourcing of customer processes such as mail room activities, where we pick up customer mail from the post office, open it, sort it, scan it, and upload it to the appropriate customer system.

●	Micrographics. We provide microfilm/microfiche conversion to digital, converting scanned images to microfilm or microfiche, and microfilm/microfiche preservation and duplication.

●	Box Storage Services. We provide physical document storage and retrieval services for our clients.

●	Scanning Equipment, Software and Repair. We sell and service document image software, document scanners, and microfilm scanners, readers and printers. This is a smaller, slowly declining part of our Document Conversion business.

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

Competition and Market Position

The market for our products is competitive, and we expect that competition will continue to intensify as the document solutions markets evolve and potentially consolidate. We believe that the trend toward electronic document management, and particularly cloud solutions, was accelerated by the COVID-19 pandemic and subsequent increased prevalence of remote or hybrid workforces.

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

Customers

Document Management

Our Document Management segment in general has fairly low customer concentration. For 2023, the two largest customers of our Document Management segment accounted for approximately 7% and 2%, respectively, of the segment’s revenues for that period. For 2022, the two largest customers of our Document Management segment accounted for approximately 7% and 2%, respectively, of the segment’s revenues for that period.

For the years ended December 31, 2023, and 2022, government contracts, including K-12 education, represented approximately 84% and 77%, respectively, of the Document Management segment’s net revenues, including a significant portion of the segment’s sales to resellers which represent ultimate sales to government agencies. Due to their dependence on state, local and federal budgets, government contracts carry short terms, typically 12 months. Since our inception, our contracts with government customers have generally renewed on the original terms and conditions upon expiration.

Document Conversion

Our Document Conversion segment has significant customer concentration with the State of Michigan. Graphic Sciences’ initial form of the current contract with the State of Michigan was won in 2007 and currently is in the first extension period beyond the five years from June 1, 2018 to May 30, 2023, which extended the contract to September 30, 2024, with a provision for an additional twelve month extension. The contract is issued to Graphic Sciences through the Michigan Department of Management and Budget, Enterprise Procurement and managed through the Department of Management and Budget, Records Management Services Division (RMS).

The contract provides local and state government agencies access to digital and micrographic conversion services. These agencies have the option to perform these conversion services internally or go out to bid if they so choose. Typically, they elect to have these services outsourced to Graphic Sciences through RMS, which eliminates the bidding process.

All Michigan agencies and departments are able to use the services and prices provided under this contract. Mechanically, the work we perform is invoiced to RMS and the end user is invoiced through the State of Michigan accounting system. We do not invoice the end user directly when entities utilize this contract facility, and we have a single point of contact for managing billing and receipt. The state in effect acts as a reseller of our services to the other agencies and makes a mark-up of what is charged. For 2023, the State of Michigan represented approximately 62% of our Document Conversion segment’s net revenues, and 35% of the total consolidated revenues. Our second largest customer in 2023 was Rocket Mortgage, representing 9% of our Document Conversion segment’s net revenues and 5% of the total consolidated revenues. For 2022, the State of Michigan represented approximately 66% of our Document Conversion segment’s net revenues, and 38% of the total consolidated revenues. Our second largest customer in 2022 was Rocket Mortgage, representing 11% of our Document Conversion segment’s net revenues and 6% of the total consolidated revenues in 2021.

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

Human Capital

As of March 23, 2024, we employed a total of 182 individuals; all but 30 are full-time employees. Graphic Sciences employs 133 individuals, comprised of 115 full-time and 18 part-time employees, primarily located in Michigan. Graphic Sciences also utilizes temporary employees, through various agencies, to provide labor for variable project work. Intellinetics Ohio employs 49 individuals, comprised of 37 full-time and 12 part-time employees, primarily located in Ohio and Texas. As a combined company, 22 of our employees work in administration and management, 36 of our employees work in software sales, maintenance and support, and software development, and 124 of our employees work in document services and storage operations.

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

Our remote work policies implemented in response to COVID-19 increased employee satisfaction and increased work productivity to the extent that, wherever feasible, we have continued to encourage employees to work from home. To date, our employees who work in software sales, maintenance and support, and software development continue to work remotely for a majority of their time. Our remote working arrangements have not significantly affected our ability to maintain critical business operations.

We believe that relations with our employees are good. None of our employees are represented by a labor union, and we do not have collective bargaining arrangements with any of our employees. In addition, as of March 23, 2024, we engaged two independent contractors.

Executive Officers and Board of Directors

On December 31, 2023, our executive officers and directors included the following:

Name	Age	Title

James F. DeSocio	68	President, Chief Executive Officer, and Director

Matthew L. Chretien	56	Chief Strategy Officer, Chief Technology Officer, Secretary, and Director

Joseph D. Spain	56	Chief Financial Officer, Treasurer

William M. Cooke	62	Director, Chairman of the Board

Roger Kahn	54	Director

John Guttilla	67	Director

Stanley Jaworski	71	Director

Paul Seid	75	Director

Michael Taglich	58	Director

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

William M. Cooke, Director. Mr. Cooke was appointed as a member and chairman of our board of directors in October 2021. Mr. Cooke joined Taglich Brothers, Inc., a New York-based full-service brokerage firm that specializes in placing and investing in private equity transactions for small public companies, in 2012 where he participated in sourcing, evaluating, and executing new investments as well as monitoring existing investments, before retiring at the end of 2023. Prior to joining Taglich Brothers, he was a Managing Director of Glenwood Capital LLC from 2010 to 2012, where he advised middle-market clients on capital raising and mergers and acquisitions. From 2001 to 2009, he sourced, evaluated and executed mezzanine transactions for The Gladstone Companies and BHC Interim Funding II, L.P. Before entering the private equity industry, Mr. Cooke served as a securities analyst primarily covering the automotive and industrial sectors for ABN AMRO Incorporated and McDonald and Company Securities, Inc. Bill received his Bachelor of Arts degree from Michigan State University and Master of Business Administration degree from the University of Michigan. He is a Chartered Financial Analyst and a member of the Board of DecisonPoint Systems, Inc. and a former member of the board of directors of APR, LLC, Unique Fabricating, Inc. and Racing & Performance Holdings, LLC.

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

Stanley P. Jaworski, Jr., Director. Mr. Jaworski was appointed as a member of our board of directors on June 22, 2023. In 2016, Mr. Jaworski founded Opus2 Ventures, LLC, a management advisory firm dedicated to assisting company boards, management and functional leadership in developing successful go-to-market strategies. He currently serves as President and Principal Advisor there. In 2014, Mr. Jaworski served as Vice President Global Marketing for the Comodo Group, a cyber security company. Prior to Comodo, Mr. Jaworski served as Vice President, Americas Marketing for Motorola Solutions, Inc. (NYSE:MSI) from 2009 until May 2014. From 2007 to 2009, Mr. Jaworski was Chief Marketing Officer of VBrick Systems, Inc., which provides enterprise video streaming solutions. From 2005 to 2007, he was Vice President, Worldwide Channel Marketing, at NetApp, Inc., a data storage and management company. Prior to NetApp, Mr. Jaworski was at Symbol Technologies, Inc. (now Zebra Technologies) from 1986 to 2005 where he served in various areas of senior executive responsibility including Vice President and General Manager, Worldwide Channels and Alliances and Vice President, Worldwide Marketing.

Paul Seid. Mr. Seid was appointed as a member of our board of directors on June 22, 2023. Starting in 2013, Mr. Seid has served as Chief Executive Officer of RST Automation, a maker of hospital robotic devices which was established 2004. For the past eighteen years he has been President of Strategic Data Marketing, a research and data collection company. He has also founded, bought and/or sold over twenty companies in Asia, Europe, North, and South America. Mr. Seid graduated from Queen’s College, a division of the City University of New York, in 1968 with a Bachelor’s degree in Political Science. Since 2010, Mr. Seid has served on the board of directors of BioVentrix, a privately held medical device company, and since 2014, he has served on the board of directors of BGSF Inc. (NYSE:BGSF), a workforce solutions company. Mr. Seid has held numerous other board of directors and consulting positions.

Michael Taglich, Director. Mr. Taglich was appointed as a member of our board of directors on November 2, 2023. Mr. Taglich has been President of Taglich Brothers, Inc., since its founding in 1992. Taglich Brothers is a New York-based full-service securities brokerage firm specializing in the micro-cap segment of the public securities markets. He is currently the Chairman of the Board of Air Industries Group Inc., a publicly traded aerospace and defense company (NYSE AIRI). He also serves on the board of BioVentrix, Inc., a privately held medical device company whose products are directed at heart failure treatment. He also serves as a director on a number of other public and private companies, including DecisionPoint Systems, Inc. (NYSE DPSI), Bridgeline Digital, Inc. (NASDAQ BLIN), and privately held Icagen Inc., a drug screening company. Mr. Taglich received a Bachelor’s Degree in Business Administration from New York University.

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

Labor is a significant portion of our cost structure and is subject to many external factors, including minimum wage laws, prevailing wage rates, unemployment levels, health insurance costs and other insurance costs and changes in employment and labor legislation or other workplace regulation. Most companies experienced an increase in labor costs in 2023 and expect additional increases in 2024. As the cost of labor and statutory minimum wage rates increase or related laws and regulations change, we will need to continue to increase not only the wage rates of our minimum wage employees, but also the wages paid to our other hourly or salaried employees. Increases in the cost of our labor could have an adverse effect on our business, financial condition and results of operations, or if we fail to pay such higher wages we could suffer increased employee turnover. Increases in labor costs generally could force us to increase prices for other customers, which could adversely impact our sales. For some customers with multi-year fixed pricing contracts, increases in the minimum wage could decrease our profit margins or result in losses and could have a material adverse effect on our business, financial condition and results of operations.

If our existing customers fail to renew their support agreements, or if customers do not license updated products on terms favorable to us, our revenues could be adversely affected.

We currently derive a significant portion of our overall revenues from maintenance services and software subscriptions, and we depend on our installed customer base for future revenue from maintenance services and software subscriptions and licenses of updated products. The IT industry generally has been experiencing increasing pricing pressure from customers when purchasing or renewing support agreements. Moreover, the trend towards consolidation in certain industries that we serve, such as financial services, could result in a reduction of the software under agreement and put pressure on our maintenance and support terms with customers who have merged. Given this environment, there can be no assurance that our current customers will renew their subscription agreements or agree to the same terms when they renew, which could result in a reduction or loss of subscription fees. If our existing customers fail to renew their subscription agreements, or if we are unable to generate additional subscription fees through the licensing of updated products to existing or new customers, our business and future operating results could be adversely affected.

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

We rely on close cooperation with our distribution partners for sales and product development as well as for the optimization of opportunities that arise in our competitive environment. In particular, the success of our ERP partner programs are entirely dependent upon our relationships with our ERP partners. Our success will depend, in part, upon our ability to maintain access to existing channels of distribution and to gain access to new channels if and when they develop. We may not be able to retain a sufficient number of our existing partners or develop a sufficient number of future partners. We are unable to predict the extent to which our partners will be successful in marketing and licensing our products. A reduction in partner cooperation or sales efforts, or a decline in the number of channels, could materially reduce revenues.

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

The markets for our products are intensely competitive, and are subject to rapid technological change and other pressures created by changes in our industry. The convergence of many technologies has resulted in unforeseen competitors arising from companies that were traditionally not viewed as threats to our marketplace, particularly with respect to artificial intelligence (AI). We expect competition to increase and intensify in the future as the pace of technological change and adaptation quickens, and as additional companies enter our markets, including those competitors who offer similar products and services to ours, but offer them through a different form of delivery. Numerous releases of competitive products have occurred in recent history and are expected to continue in the future. We may not be able to compete effectively with current competitors and potential entrants into our marketplace. We could lose market share if our current or prospective competitors: (i) introduce new competitive products, (ii) add new functionality to existing products, (iii) acquire competitive products, (iv) reduce prices, or (v) form strategic alliances with other companies. If other businesses were to engage in aggressive pricing policies with respect to competing products, or if the dynamics in our marketplace resulted in increased bargaining power by the consumers of our products and services, we would need to lower the prices we charge for the products we offer. This could result in lower revenues or reduced margins, either of which could materially and adversely affect our business and operating results. Additionally, if prospective consumers choose other methods of document solutions delivery, different from those that we offer, our business and operating results could also be materially and adversely affected.

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

Risks Related to Product Development

We need to continue to develop new technologically-advanced products that satisfy our customers and successfully integrate with the software products and enhancements used by our customers.

Our success depends upon our ability to design, develop, test, market, license, and support new software products and enhancements of current products on a timely basis in response to both competitive threats and marketplace demands. Our industry is subject to rapid technological change, and a significant example of this is the rapid advancement of artificial intelligence (AI) tools. If we are unable to develop and sell new products and services that satisfy our customers, our revenue and operating results could be adversely affected. Also, if new industry standards emerge that we do not anticipate or adapt to, including more advanced AI-driven solutions, our software products could be rendered obsolete and, as a result, our business and operating results, as well as our ability to compete in the marketplace, would be materially harmed. In addition, software products and enhancements must remain compatible with standard platforms and file formats. Often, we must integrate software licensed or acquired from third parties with our proprietary software to create or improve our products. If we are unable to achieve a successful integration with third-party software, we may not be successful in developing and marketing our new software products and enhancements. If we are unable to successfully integrate third-party software to develop new software products and enhancements to existing products, or to complete products currently under development which we license or acquire from third parties, our operating results will materially suffer.

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

Our ability to make scheduled payments on or to refinance any debt or contingent transaction obligations that we have or may incur depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, and other factors beyond our control. We currently have approximately $3 million in principal amount of debt maturing in March of 2025. In addition, prior to 2021, we operated with a history of losses. For 2023, we had net income of approximately $0.6 million. For 2022, we had a net income of approximately zero (break-even). For 2021, we had a net income of $1.4 million, including $0.8 million of PPP forgiveness income. For 2020, we had a net loss of $2.2 million, including a change in fair value of earnout liabilities of $1.6 million. We have an accumulated deficit of $21.0 million as of December 31, 2023. Our ability to meet our capital needs in the future will depend on many factors, including maintaining and enhancing our operating cash flow, successfully managing the transition of our recent acquisitions, successfully retaining and growing our client base in the midst of general economic uncertainty including an inflationary environment. We cannot ensure that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on any indebtedness.

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

The terms of promissory notes we issued in 2022 contain standard negative covenants customary for transactions of this type. These negative covenants may preclude or restrict our ability to obtain future debt and convertible debt financings without the prior approval of holders of the previous notes. The events of default are also customary for transactions of this type, including default in timely payment of principal or interest, failure to observe or perform any covenant or agreement contained in the convertible note and other transaction documents, the commencement of bankruptcy or insolvency proceedings, and failure to timely file Exchange Act filings.

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

Revenues from a limited number of customers have accounted for a substantial percentage of our total revenues. Our two largest clients account for approximately 35% and 5%, and 38% and 6%, of our revenues for the years ended December 31, 2023 and 2022, respectively. For the years ended December 31, 2023, and 2022, government contracts, including K-12 education, represented approximately 80% and 77% of our net revenues, respectively. The loss of one of our clients or the loss of a meaningful percentage of government contracts could materially affect our business and operating results.

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

A significant portion of our revenues comes from contracts with state and local governments, school districts, and their respective agencies, which may terminate most of these contracts at any time, without cause. As discussed above, government contracts constitute a significant portion of our total revenues. Contracts at the state and local levels are subject to government funding authorizations. Additionally, government contracts are generally subject to audits and investigations that could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions, or debarment from future government business.

We are subject to the reporting requirements of federal securities laws, causing us to make significant compliance-related expenditures that may divert resources from other projects, thus impairing its ability to grow.

We are subject to the information and reporting requirements of the Exchange Act, and other federal securities laws, including the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the Commission and furnishing audited reports to stockholders causes our expenses to be higher than most other similarly-sized companies that are privately held. As a public company, we expect these rules and regulations to continue to keep our compliance costs high in 2024 and beyond, and to make certain activities more time-consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

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

From time to time in the ordinary course of our business, we may become involved in various legal proceedings, including commercial, infringement, cybersecurity, employment, class action, workers’ compensation, and other litigation and claims, as well as governmental and other regulatory investigations and proceedings. We provide business management solutions that we believe are critical to the operations of our customers’ businesses and provide benefits that may be difficult to quantify. Any failure of a customer’s system installed by us or of the services offered by us could result in a claim for substantial damages against us, regardless of our responsibility for the failure. Although we attempt to limit our contractual liability for damages resulting from negligent acts, errors, mistakes, or omissions in rendering our services, we cannot assure you that the limitations on liability we include in our agreements will be enforceable in all cases, or that those limitations on liability will otherwise protect us from liability for damages. There can be no assurance that any insurance coverage we may have in place will be adequate or that current coverages will remain available at acceptable costs. Such matters can be time-consuming, divert management’s attention and resources, and cause us to incur significant expenses. Furthermore, because litigation is inherently unpredictable, the results of any such actions may have a material adverse effect on our business, operating results, or financial condition.

Any claim that we infringe on a third party’s intellectual property could materially increase costs and materially harm our ability to generate future revenues and profits.

Claims of infringement are common in the software industry and as related legal protections are applied to software products. Although we are not aware of any infringement on the rights of third parties, third parties may assert infringement claims against us in the future. Although most of our technology is proprietary in nature, we do include certain third-party software in our products. In these cases, this software is licensed from the entity holding the intellectual property rights. Although we believe that we have secured proper licenses for all third-party software that is integrated into our products, third parties may assert infringement claims against us in the future. The third parties making these assertions and claims may include non-practicing entities (known as “patent trolls”) whose business model is to obtain IP-licensing revenues from operating companies, such as ours. Any such assertion, regardless of merit, may result in litigation or may require us to obtain a license for the intellectual property rights of third parties. Such licenses may not be available, or they may not be available on reasonable terms. In addition, such litigation could be time-consuming, disruptive to our ability to generate revenues or enter into new market opportunities, and may result in significantly increased costs as a result of our defense against those claims or our attempt to license the intellectual property rights or rework our products to avoid infringement of third-party rights to ensure they comply with judicial decisions. Our agreements with our partners and end-users typically contain provisions that require us to indemnify them, with certain limitations on the total amount of such indemnification, for damages sustained by them as a result of any infringement claims involving our products. Any of the foregoing results of an infringement claim could have a significant adverse impact on our business and operating results, as well as our ability to generate future revenues and profits.

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

The Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

General Risks

Global economic uncertainty is likely to affect our operating results or financing in ways that are hard to predict or to defend against.

Our overall performance depends on economic conditions. The United States’ and world economies are currently experiencing slowing inflation, high interest rates, uncertainty, and other adverse conditions, caused by disruptions in the global economy from the effects of the conflict in Palestine and the ongoing war in Ukraine, including global sanctions on Russia, and trade tensions between the US and China, and those conditions will continue to adversely impact the business community and financial markets for some time. Moreover, instability in the global economy affects countries, including the United States, with varying levels of severity, which makes the impact on our business complex and unpredictable. During adverse economic conditions, many customers delay or reduce technology purchases. Contract negotiations are likely to become more protracted, or conditions could result in reductions in sales of our products, longer sales cycles, pressure on our margins, difficulties in collection of accounts receivable or delayed payments, increased default risks associated with our accounts receivable, slower adoption of new technologies, and increased price competition. In addition, the current rise in interest rates in the United States and global credit markets could adversely impact our ability to complete sales of our products and services, including subscription renewals. Any of these prolonged events, are likely to cause a curtailment in government or corporate spending and delay or decrease customer purchases, and adversely affect our business, financial condition, and results of operations.

Businesses and industries throughout the world are very tightly connected to each other. Thus, financial developments seemingly unrelated to us or to our industry may adversely affect us over the course of time. For example, credit contraction in financial markets may hurt our ability to access credit in the event that we require significant access to credit for other reasons. Similarly, volatility in our stock price could hurt our ability to raise capital for the financing of acquisitions or other reasons. Any of these events, or any other events caused by volatility in domestic or international financial markets, may have a material adverse effect on our business, operating results, and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We have implemented various processes designed to identify, assess and manage material risks from cybersecurity threats to our information networks, third-party hosted services, communications systems, hardware and software (collectively, our “Systems”), and our data and our clients’ data (together, “Data”).

Our cybersecurity risk management efforts leverage the National Institute of Standards and Technology (NIST) cybersecurity framework, that also directly conforms to the SP800-53 r5 Information Security controls framework. Our cybersecurity personnel identify and assess risks using various methods and security tools designed to help prevent, identify, protect, detect, escalate, respond, and recover from identified vulnerabilities and security incidents in a timely manner.

We maintain various technical, physical, and organizational measures, in the form of policies, standards, processes, and technical capabilities, designed to manage and mitigate material risks from cybersecurity threats to our Systems and Data, including, among other things, internal reporting, annual and ongoing cybersecurity awareness training for employees, mechanisms to detect and monitor unusual network activity, as well as threat detection, containment, incident response and backup recovery tools.

We conduct tests of our cybersecurity program on a regular basis that are designed to identify our cybersecurity risks. We use third-party security service providers and cybersecurity consultants to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats and review our cybersecurity program. The results of such reviews are reported to certain members of our senior management, who evaluate material risks from cybersecurity threats against our overall business objectives and report to the Board of Directors (Board), which evaluates our overall enterprise risk. Within our senior management our Chief Financial Officer and Chief Technology Officer (CTO) review our cybersecurity program at least quarterly. Our CTO is one of our founders and has been in technology since 1996. One of our board members is CEO of a technology company and another has been employed with a cyber security company.

We use third-party service providers to perform a variety of functions throughout our business, such as Amazon Web Services, Expedient (Columbus, OH), and Corespace (Dallas, TX). Depending on the nature of the services provided, certain providers are subject to cybersecurity risk assessments at the time of onboarding. We also use various inputs to assess the risk of our third-party service providers, including information supplied by them.

While we have not, as of the date of this Annual Report on Form 10-K, experienced a cybersecurity incident that resulted in a material adverse impact to our business or operations, there can be no guarantee that we will not experience such an incident in the future. For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, please see “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K, including “Risks Related to Product Development” and “Financial Risks.”

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

We lease 36,000 square feet of space in Madison Heights, Michigan as the main facility for our Document Conversion operations. 20,000 square feet is used for records storage services, with the remainder of the space used for production, sales, and administration. The monthly rental payment is $44,049, with gradually higher annual increases each September up to $45,828 for the final year, and with a lease term continuing until August 31, 2026.

We also lease a separate 37,000 square foot building in Sterling Heights, Michigan for our Document Conversion operations, with most of the space used for document storage, except approximately 5,000 square feet, which is used for production. The monthly rental payment is $21,692, with gradually higher annual increases each May up to $24,171 for the final year, and with a lease term continuing to April 30, 2028.

We lease office space in Traverse City, Michigan for Document Conversion production. The monthly rental payment is $4,500, with, pursuant to an extension, an increase in February 2024 up to $5,100 and a lease term continuing until January 31, 2026.

We also lease and use vehicles for logistics pertaining to our Document Conversion segment, primarily pickup and delivery of client materials, including storage and retrieval operations. The monthly rental payments for these vehicles total $4,901, with lease terms continuing until September 30, 2028.

We also lease and use an additional temporary office space in Madison Heights for our Document Conversion operations, with a monthly rental payment of $1,605 and a lease term on a month-to-month basis. We have made an accounting policy election to not record a right-of-use asset and lease liability for short-term leases, which are defined as leases with a lease term of 12 months or less. Instead, the lease payments are recognized as rent expense in the general and administrative expenses on the statements of income.

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

Holders

As of March 23, 2024 we had 76 stockholders of record. Such number of record stockholders does not include additional stockholders or other beneficial owners whose shares are held in street or nominee name by banks, brokerage firms, and other institutions on their behalf.

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

Unregistered Securities Issuances in Fiscal Year 2022

There have been no unregistered securities issuances in Fiscal Year 2023 that have not previously been disclosed in Current Reports on 8-K or Forms 10-Q.

Issuer Purchase of Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial conditions and results of operations for the fiscal years ended December 31, 2023, and 2022 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. In this Annual Report, we sometimes refer to the twelve month period ended December 31, 2023 as 2023, and to the twelve month period ended December 31, 2022 as 2022.

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

Our customers use our software by one of two methods: purchasing our software and installing it onto their own equipment, which we refer to as a “premise” model, or licensing and accessing our platform via the Internet, which we refer to as a “software as a service” or “SaaS” model and also as a “cloud-based” model. Licensing of our software through our SaaS model has become increasingly popular among our customers, especially in light of remote workforce policies, and it is a key ingredient in our revenue growth strategy. Our SaaS products are hosted with Amazon Web Services, Expedient, and Corespace, providing our customers with reliable hosting services that we believe are consistent with industry best practices in data security and performance.

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

How We Evaluate our Business Performance and Opportunities

The major qualitative and quantitative factors we consider in the evaluation of our operating results include the following:

●	With respect to our Document Management segment, including the solutions acquired from Yellow Folder, our current strategy is to focus on cloud-based delivery of our software products. Our observation of industry trends leads us to anticipate that cloud-based delivery will continue to be our principal software business and a primary source of revenues for us, and we are seeing our customers migrate to cloud-based services. When we evaluate our results, we assess whether our cloud-based software revenues are increasing, relative to prior periods and relative to other sources of revenue.

●	With respect to our Document Conversion segment, our strategy is to maintain and grow our core document conversion, storage, and retrieval business, while simultaneously leveraging our software products and services to provide more attractive total digital transformation solutions for the customers of our Document Conversion segment. Accordingly, when we evaluate our results for Document Conversion, we will assess whether our revenues increase with respect to the segment’s services, relative to prior periods, but we will also be assessing whether Document Conversion customers begin to make purchases of other products or services.

●	We are focused upon sales of our document services and software solutions through resellers and directly to our customers, with a further focus on select vertical markets. We assess whether our sales resulting from relationships with resellers are increasing, relative to prior periods and relative to direct sales to customers, and whether reseller or direct efforts offer the best opportunities for growth in our targeted vertical markets.

●	Our customer engagements often involve tailoring a document conversion program to meet customer requirements or sometimes involve the development and licensing of customer-specific document solutions and related consulting and software maintenance services. When analyzing whether to undertake a particular customer engagement, we often consider the following factors as part of our overall strategy to grow the business: (i) the profit margins the project may yield, and (ii) whether the project would help to develop new product and service features that we could integrate into our suite of products, resulting in an overall product portfolio that better aligns with the needs of our target customers.

●	Our software sales cycle averages 1-3 months; however, large projects can be longer, lasting 4-6 months. When a software project begins, we generally perform pre-installation assessment, project scoping, and implementation consulting. On the other hand, our document conversion services often contain a very short sales cycle, but we can have a backlog of work orders not yet processed. Therefore, when we plan our business and evaluate our results, we consider the revenue we expect to recognize from projects in our late-stage software pipeline and in our document conversion services backlog queue.

●	We monitor our costs and capital needs to ensure efficiency as well as an adequate level of support for our business plan.

●	While we are constantly focused on organic growth, we also continually monitor potential acquisitions of complementary solutions and expertise that are consistent with our core business. We look for acquisitions that can add value for our customers and are expected to be accretive to our financial performance.

Executive Overview of Results

The biggest factor in the changes in our results of operations during 2023 compared to 2022 was our acquisition of Yellow Folder on April 1, 2022. Our results for 2023 include the results of Yellow Folder operations for the full year of four quarters, while our 2022 results include Yellow Folder operations for three quarters. Additionally, our Document Conversion business delivered record professional services revenue for the 2023 year.

Below are our key financial results for 2023 (consolidated unless otherwise noted):

●	Revenues were $16,886,381, representing revenue growth of 21% year over year.

●	Cost of revenues was $6,322,426, an increase of 24% year over year.

●	Operating expenses (excluding cost of revenues) were $9,456,486, an increase of 17% year over year.

●	Income from operations was $1,107,469, an increase of 34% year over year.

●	Net income was $519,266 with basic and diluted net income per share of $0.13 and $0.11, respectively, compared to net income of $24,027 in 2022.

●	2022 included $355,281 of transaction costs.
●	2022 included $87,652 of earnout fair value adjustments.

●	Net cash provided by operating activities was $784,659, compared to $1,988,778 for 2022.

●	Capital expenditures were $548,077, compared to $577,325, excluding cash paid to acquire the Yellow Folder business, for 2022.

●	As of December 31, 2023, we had 171 employees, including 31 part-time employees, compared to 161 employees, including 25 part-time employees, as of December 31, 2022.

Financial Impact of Current Economic Conditions

Our overall performance depends on economic conditions, including the current inflationary environment, increased interest rates, and the widespread expectation of near-term global recession.

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

Results of Operations

Revenues

The following table sets forth our revenues by reportable segment for the periods indicated:

	For the years ended December 31,
	2023	2022
Revenues by segment
Document Management	$7,298,264	$5,999,726
Document Conversion	9,588,117	8,017,202
Total revenues	$16,886,381	$14,016,928

Gross profit by segment
Document Management	$6,133,130	$4,978,163
Document Conversion	4,430,825	3,930,995
Total gross profit	$10,563,955	$8,909,158

The following table sets forth our revenues by revenue source for the periods indicated:

	For the years ended December 31,
	2023	2022

Revenues:
Sale of software	$100,260	$159,084
Software as a service	5,133,215	4,017,409
Software maintenance services	1,407,064	1,387,885
Professional services	9,167,428	7,357,937
Storage and retrieval services	1,078,414	1,094,613
Total revenues	$16,886,381	$14,016,928

The following tables sets forth our revenues by revenue source and segment for the periods indicated:

	For the years ended December 31,
	2023	2022

Document management segment revenues:
Sale of software	$100,260	$159,084
Software as a service	5,133,215	4,017,409
Software maintenance services	1,407,064	1,387,885
Professional services	657,725	435,348
Total document management segment revenues	$7,298,264	$5,999,726

	For the years ended December 31,
	2023	2022

Document conversion segment revenues:
Professional services	$8,509,703	$6,922,589
Storage and retrieval services	1,078,414	1,094,613
Total document conversion segment revenues	$9,588,117	$8,017,202

Our total revenues in 2023 increased by $2,869,453, or 21%, over 2022 revenues, driven primarily by the acquisition of Yellow Folder and the strong performance in professional services. Yellow Folder operations included four quarters for 2023 and three quarters for 2022, primarily in the Document Management segment. Professional services revenue increased 25% year over year, driven by strong Document Conversion revenues, as further described below.

Sale of Software Revenues

Revenues from the sale of software principally consist of sales of additional or upgraded software licenses and applications to existing customers and resellers. Yellow Folder does not earn revenue in this category. Revenues from the sale of software, which are reported as part of our Document Management segment decreased by $58,824, or 37% during 2023 compared to 2022.

These period over period changes are due to timing of direct sales projects compared to the same periods in 2022. We expect the volatility of this revenue line item to continue as the frequency of on-premise software solution sales decreases over time and project timing is unpredictable.

Software as a Service Revenues

We provide access to our software solutions as a service, accessible through the internet. Our customers typically enter into our software as a service agreement for periods of one year or more. Under these agreements, we generally provide access to the applicable software, data storage and related customer assistance and support. Revenues from the sale of software as a service, which are reported as part of our Document Management segment increased by $1,115,806, or 28% in 2023 compared to 2022. This increase was primarily the result of the Yellow Folder acquisition. Excluding Yellow Folder, software as a service revenues grew by 5% in 2023 compared to 2022.

Software Maintenance Services Revenues

Software maintenance services revenues consist of fees for post-contract customer support services provided to license (premise-based) holders through support and maintenance agreements. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. A substantial portion of these revenues were generated from renewals of maintenance agreements, which typically run on a year-to-year basis. Yellow Folder does not earn revenue in this category. Revenues from the sale of software maintenance services, which are reported as part of our Document Management segment, increased by $19,179, or 1%, in 2023 compared to 2022. This small increase in these revenues in 2023 compared to 2022 was driven by expansion of services with existing customers and price increases being partially offset by normal attrition.

Professional Services Revenues

Professional services revenues consist of revenues from document scanning and conversion services, consulting, discovery, training, and advisory services to assist customers with document management needs, as well as repair and maintenance services for customer equipment. These revenues include arrangements that do not involve the sale of software. Of our professional services revenues during 2023, $8,645,403 was derived from our Document Conversion operations and $522,025 was derived from our Document Management operations. Our overall professional services revenues increased by $1,809,491, or 25%, in 2023 compared to 2022. This increase is primarily driven by returning to full staff after hiring challenges in 2022 and a strong project backlog of work all year, augmented by certain price increases effective in the fourth quarter 2023.

Storage and Retrieval Services Revenues

We provide document storage and retrieval services to customers, primarily in Michigan. Revenues from storage and retrieval services, which are reported as part of our Document Conversion segment, decreased by $16,199, or 1%, during 2023 compared to 2022. This decrease was the result of a slight reduction in volume of work from our largest storage and retrieval customer, Rocket Mortgage, due to the continued impact of the slowdown in the home mortgage and refinancing industry.

Costs of Revenues and Gross Profits

The following table sets forth our cost of revenues by reportable segment for the periods indicated:

	For the years ended December 31,
	2023	2022
Cost of revenues by segment
Document Management	$1,165,134	$1,021,563
Document Conversion	5,157,292	4,086,207
Total cost of revenues	$6,322,426	$5,107,770

The following table sets forth our cost of revenues, by revenue source, for the periods indicated:

	For the years ended December 31,
	2023	2022

Cost of revenues:
Sale of software	$25,736	$64,577
Software as a service	889,135	701,433
Software maintenance services	59,373	79,738
Professional services	4,992,826	3,908,205
Storage and retrieval services	355,356	353,817
Total cost of revenues	$6,322,426	$5,107,770

The following tables sets forth our cost of revenues by revenue source and segment for the periods indicated:

	For the years ended December 31,
	2023	2022

Document management segment cost of revenues:
Sale of software	$25,736	$64,577
Software as a service	889,135	701,433
Software maintenance services	59,373	79,738
Professional services	190,890	175,815
Total document management segment cost of revenues	$1,165,134	$1,021,563

	For the years ended December 31,
	2023	2022

Document conversion segment cost of revenues:
Professional services	$4,801,936	$3,732,390
Storage and retrieval services	355,356	353,817
Total document conversion segment cost of revenues	$5,157,292	$4,086,207

Our total cost of revenues during 2023 increased by $1,214,656 or 24%, over 2022. Our cost of revenues for our Document Management segment increased by $143,571, or 14%, primarily due to the impact of a full year of Yellow Folder in that segment. Our cost of revenues for our Document Conversion segment increased by $1,071,085, or 26%, in 2023 compared to 2022, corresponding with the increase in revenues.

	For the years ended December 31,
	2023	2022

Gross profit:
Sale of software	$74,524	$94,507
Software as a service	4,244,080	3,315,976
Software maintenance services	1,347,691	1,308,147
Professional services	4,174,602	3,449,732
Storage and retrieval services	723,058	740,796
Total gross profit	$10,563,955	$8,909,158

Gross profit percentage:
Sale of software	74.3%	59.4%
Software as a service	82.7%	82.5%
Software maintenance services	95.8%	94.3%
Professional services	45.5%	46.9%
Storage and retrieval services	67.0%	67.7%
Total gross profit percentage	62.6%	63.6%

Our overall gross profit decreased slightly to approximately 63% in 2023 from 64% in 2022. The increase in the mix of professional services revenue was the principal driver of the increase, due to the strong performance in the Document Conversion segment. Professional services revenue was 54% of total revenues in 2023 compared to 52% in 2022.

Cost of Software Revenues

Cost of software revenues consists primarily of labor costs of our software engineers and implementation consultants and third-party software licenses that are sold in connection with our core software applications. During 2023, cost of software revenues decreased by $38,841, or 60%, from 2022, decreasing more than revenues due to more complex solutions sold in 2022. Our gross margin for software revenues increased to 74% from 59% in 2022. The 2022 margins were unusually weak, driven by more complex third-party bundles and similar solutions that required more costs to deliver the solution. Yellow Folder had no impact to this category.

Cost of Software as a Service

Cost of software as a service, or SaaS, consists primarily of technical support personnel, hosting services, and related costs. Cost of software as a service increased by $187,702, or 27%, during 2023 over 2022. This increase in the cost of SaaS proportionately followed the increase in associated SaaS revenues, so our gross margin in 2023 remained stable at 83%.

Cost of Software Maintenance Services

Cost of software maintenance services consists primarily of technical support personnel and related costs. Cost of software maintenance services decreased by $20,365, or 26%, in 2023 from 2022, due to slightly reduced support activity. As a result, our gross margin for software maintenance services increased to 96% in 2023 from 94% in 2022.

Cost of Professional Services

Cost of professional services consists primarily of compensation for employees performing the document conversion services, compensation of our software engineers and implementation consultants and related third-party costs. Cost of professional services increased in 2023 by $1,084,621, or 28%, over 2022, primarily following the increase in revenues, as well as impact from a significant lower-margin project delivered across the first three quarters of 2023. As a result, our gross margin for professional services decreased to 46% during 2023 compared to 47% in 2022. Gross margins may vary in professional services, depending on the type of project, such as paper scanning, micrographics, or consulting services, as well as depending upon the nature of each project and the amount of labor required to complete that project.

Cost of Storage and Retrieval Services

Cost of storage and retrieval services consists primarily of compensation for employees performing the document storage and retrieval services, including logistics, provided primarily by our Michigan operations and to a much lesser extent, Yellow Folder. Cost of storage and retrieval services relatively flat, increasing by $1,539, or 0%, during 2023 compared to 2022. The increase was due to additional labor costs in 2023 and slightly eroding transaction volumes, which carry a higher margin than straight storage. Gross margins for our storage and retrieval services, which exclude the cost of facilities rental, maintenance, and related overheads, decreased to 67% during 2023 compared to 68% in 2022.

Operating Expenses

The following table sets forth our operating expenses for the periods indicated:

	For the years ended December 31,
	2023	2022

Operating expenses:
General and administrative	$6,455,088	$4,945,214
Change in fair value of earnout liabilities	-	87,652
Transaction costs	-	355,281
Sales and marketing	2,026,871	1,971,493
Depreciation and amortization	974,527	722,197

Total operating expenses	$9,456,486	$8,081,837

General and Administrative Expenses

General and administrative expenses increased in 2023 by 1,509,874, or 31%, over 2022, principally related to the full year of Yellow Folder expenses in 2023. This was reflected equally in our Document Management segment, in which our general and administrative expenses increased to $3,277,432 in 2023 from $2,512,879 in 2022, and in our Document Conversion segment, at $3,177,656 in 2023 compared to $2,432,335 in 2022. Increases in 2023 were driven by stock compensation and services increases totaling $241,203, or 57%, as well as investments in scaling our business, including our investment in NetSuite to bring all acquired companies to a single general ledger, and a full year of increased costs after uplisting to NYSE American in the last half of 2022.

Change in Fair Value of Earnout Liabilities

There were no fair value adjustments during 2023. Fair value adjustments amounted to $87,652 for 2022. The fair value adjustments were driven by updated assumptions to reflect the improved performance of both acquisitions against their threshold targets and the decreasing impact of present value discounting.

Transaction Costs

There were no transaction costs during 2023. The transactions costs during 2022 were comprised of investment banker success fees, as well as legal and consulting fees, in connection with our acquisition of Yellow Folder and related fundraising activities.

Sales and Marketing Expenses

Sales and marketing expenses increased by $55,378, or 3%, during 2023 over 2022. Increases from enhancements to our web site and increased trade show activity were partially offset by reductions from partial sales rep vacancies during 2023.

Depreciation and Amortization

Depreciation and amortization during 2023 increased by $252,330, or 35%, over 2022, driven by increased amortization on capitalizable software, as well as a full year of amortization of new intangible assets related to the Yellow Folder acquisition.

Other Items of Income and Expense

Interest Expense

Interest expense, net was $588,203 during 2023 as compared with $803,294 during 2022, representing a decrease of $215,091 or 27%. The decrease resulted from partial principal repayments of the 2020 Notes on December 1, 2022 and February 28, 2023, and final payment on August 31, 2023, partially offset by a full year of the 2022 Notes, issued on April 1, 2022. Interest expense, net, included interest income of $29,795 and $15,226 during 2023 and 2022, respectively.

Liquidity and Capital Resources

We have financed our operations primarily through a combination of cash on hand, cash generated from operations, borrowings from third parties and related parties, and proceeds from private sales of equity. Since 2012, we have raised a net total of approximately $24.5 million in cash through issuances of debt and equity securities, net of $2 million in debt repayments. As of December 31, 2023, we had approximately $1.2 million in cash and cash equivalents, net working capital deficit of $0.6 million, and an accumulated deficit of $21.0 million. In January 2023, we paid $0.7 million in final earnout payments and in February and August 2023 and December 2022 we repaid a total of $2 million in principal, representing full payments on the 2020 Notes.

In 2023 and 2022, we engaged in several actions that significantly improved our liquidity and cash flows, including (i) effective October 1, 2023 through September 30, 2024, securing a renewal contract with our largest customer, the State of Michigan, containing an estimated net rate increase of approximately 21%, compared to the current rates in effect for the contract period commencing June 1, 2018 and (ii), on April 1, 2022:

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

In addition, subsequent to the balance sheet date, on March 13, 2024, we agreed with the note holders to amend the Unrelated Notes and Related Notes to extend the maturity date to December 31, 2025, for $1,519,500 of the remaining $2,364,500 in 2022 Unrelated Notes and all $600,000 of the 2022 Related Notes.

Our existing debt as of December 31, 2023 is comprised of approximately $0.8 million due March 30, 2025 and approximately $2.1 million due December 31, 2025. Our operating cash flow alone may be insufficient to meet the debt obligations in full in 2025. We believe we could seek additional debt or equity financing on acceptable terms. We believe that our balance sheet and financial statements would support a full or partial refinancing or other appropriate modification of the current promissory notes, such as an extension or conversion to equity. We are confident in our ability to prudently manage our current debt on terms acceptable to us.

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

Indebtedness

As of December 31, 2023, our outstanding long-term indebtedness consisted of the 2022 Notes issued to accredited investors on April 1, 2022, with an aggregate outstanding principal balance of $2,964,500 and accrued interest of $0.

Capital Expenditures

There were no material commitments for capital expenditures at December 31, 2023.

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

Net cash provided by operating activities during 2023 was $784,659, primarily attributable to the net income adjusted for non-cash expenses of $1,955,715, an increase in operating assets of $1,669,780 and a decrease in operating liabilities of $20,542. Net cash provided by operating activities during 2022 was $1,988,778, primarily attributable to the net income adjusted for non-cash expenses of $1,623,390, an increase in operating assets of $243,527 and an increase in operating liabilities of $584,888.

Cash Used in Investing Activities.

Net cash used in investing activities in 2023 was $548,077, primarily $436,837 in capitalized internal use software. Net cash used in investing activities in 2022 was $6,960,594, primarily $6,383,269 in cash paid to acquire Yellow Folder, as well as $376,345 in capitalized internal use software.

Cash Used in Provided by and Financing Activities.

Net cash used in financing activities during 2023 amounted to $700,000 in earnout liability payments, $980,450 in repayment of notes payable, $34,954 in the principal portion of finance lease liabilities, and $2,411 in other net changes in finance lease assets and liabilities. Net cash provided by financing activities during 2022 amounted to $5,915,667, as the result of cash generated from the sale of common stock of $5,740,758 and from new borrowings of $2,964,500, partially offset by issuance costs of $746,342, as well as a further offset of $1,018,333 in earnout liability payments and $1,019,550 in repayment of notes payable and $5,366 in the principal portion of a finance lease liability.

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

For the twelve months ended December 31, 2022, we recorded a change in fair value of earnout liabilities for both Graphic Sciences and CEO Image. The assumptions were updated to reflect the improved performance of both acquisitions against their threshold targets, a reduction of pandemic-related uncertainty, and the decreasing impact of time value of money. In December 2022, an amendment to the Graphic Sciences stock purchase agreement was signed, which accelerated the timing of the final Graphic Sciences earnout payment and set the amount at $700,000. This amount was paid on January 3, 2023.

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

Accounting for Costs of Computer Software to be Sold, Leased or Marketed and Accounting for Internal Use Software

We design, develop, test, market, license, and support new software products and enhancements of current products. We continuously monitor our software products and enhancements to remain compatible with standard platforms and file formats. In accordance with ASC 985-20 “Costs of Software to be Sold, Leased or Otherwise Marketed,” we expense software development costs, including costs to develop software products or the software component of products to be sold, leased, or marketed to external users, before technological feasibility is reached. Once technological feasibility has been established, certain software development costs incurred during the application development stage are eligible for capitalization. Based on our software development process, technical feasibility is established upon completion of a working model. Technological feasibility is typically reached shortly before the release of such products. No such costs were capitalized during 2023. Such costs in the amount of $43,771 were capitalized during 2022.

In accordance with ASC 350-40, “Internal-Use Software,” we capitalize purchase and implementation costs of internal use software. Once an application has reached development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable that the expenditure will result in additional functionality. Such costs in the amount of $436,837 were capitalized during 2023. Such costs in the amount of $376,345 were capitalized during 2022.

Capitalized costs are stated at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the related assets on a straight-line basis, which is three years.

Stock-Based Compensation

We maintain two stock-based compensation plans. We account for stock-based payments to employees and directors in accordance with ASC 718, “Compensation - Stock Compensation.” Stock-based payments to employees include grants of stock that are recognized in the consolidated statements of income based on their fair values at the date of grant. We account for stock-based payments to non-employees in accordance with ASC 718, “Compensation - Stock Compensation,” which requires that such equity instruments are recorded at their fair value on the grant date.

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

To the Stockholders and Board of Directors

Intellinetics, Inc. and Subsidiaries

Columbus, Ohio

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Intellinetics, Inc. and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended, and related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GBQ Partners LLC
We have served as the Company’s auditor since 2012.
Columbus, Ohio
March 28, 2024

Part I Financial Information

Item 1. Financial Statements

INTELLINETICS, INC. and SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash	$1,215,248	$2,696,481
Accounts receivable, net	1,850,375	1,121,083
Accounts receivable, unbilled	1,320,837	596,410
Parts and supplies, net	110,272	73,221
Contract assets	140,165	80,378
Prepaid expenses and other current assets	367,478	325,466
Total current assets	5,004,375	4,893,039

Property and equipment, net	924,257	1,068,706
Right of use assets, operating	2,532,928	3,200,191
Right of use assets, finance	219,777	154,282
Intangible assets, net	3,909,338	4,419,646
Goodwill	5,789,821	5,789,821
Other assets	645,764	417,457
Total assets	$19,026,260	$19,943,142

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$194,454	$370,300
Accrued compensation	337,884	411,683
Accrued expenses	164,103	114,902
Lease liabilities, operating - current	712,607	692,074
Lease liabilities, finance - current	49,926	22,493
Deferred revenues	2,927,808	2,754,064
Earnout liabilities - current	-	700,000
Notes payable - current	-	936,966
Total current liabilities	4,386,782	6,002,482

Long-term liabilities:
Notes payable - net of current portion	2,209,242	2,085,035
Notes payable - related party	560,602	529,084
Lease liabilities, operating - net of current portion	1,942,970	2,624,608
Lease liabilities, finance - net of current portion	175,943	133,131
Total long-term liabilities	4,888,757	5,371,858
Total liabilities	9,275,539	11,374,340

Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized; 4,113,621 and 4,073,757 shares issued and outstanding at December 31, 2023 and 2022, respectively	4,114	4,074
Additional paid-in capital	30,841,630	30,179,017
Accumulated deficit	(21,095,023)	(21,614,289)
Total stockholders’ equity	9,750,721	8,568,802
Total liabilities and stockholders’ equity	$19,026,260	$19,943,142

See Notes to these consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Consolidated Statements of Income

	For the Twelve Months Ended December 31,
	2023	2022

Revenues:
Sale of software	$100,260	$159,084
Software as a service	5,133,215	4,017,409
Software maintenance services	1,407,064	1,387,885
Professional services	9,167,428	7,357,937
Storage and retrieval services	1,078,414	1,094,613
Total revenues	16,886,381	14,016,928

Cost of revenues:
Sale of software	25,736	64,577
Software as a service	889,135	701,433
Software maintenance services	59,373	79,738
Professional services	4,992,826	3,908,205
Storage and retrieval services	355,356	353,817
Total cost of revenues	6,322,426	5,107,770

Gross profit	10,563,955	8,909,158

Operating expenses:
General and administrative	6,455,088	4,945,214
Change in fair value of earnout liabilities	-	87,652
Transaction costs	-	355,281
Sales and marketing	2,026,871	1,971,493
Depreciation and amortization	974,527	722,197

Total operating expenses	9,456,486	8,081,837

Income from operations	1,107,469	827,321

Other (expense) income
Interest expense, net	(588,203)	(803,294)

Total other (expense) income, net	(588,203)	(803,294)

Net income	$519,266	$24,027

Basic net income per share:	$0.13	$0.01
Diluted net income per share:	$0.11	$0.01

Weighted average number of common shares outstanding - basic	4,074,194	3,767,299
Weighted average number of common shares outstanding - diluted	4,652,058	4,295,817

See Notes to these consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the Twelve Months Ended December 31, 2023 and 2022

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2021	2,823,072	$2,823	$24,297,229	$(21,638,316)	$2,661,736

Stock Issued to Directors	8,097	8	57,492	-	57,500

Stock Option Compensation	-	-	363,950	-	363,950

Stock Issued	1,242,588	1,243	5,739,515	-	5,740,758

Equity Issuance Costs	-	-	(492,182)	-	(492,182)

Note Offer Warrants	-	-	213,013	-	213,013

Net Income	-	-	-	24,027	24,027

Balance, December 31, 2022	4,073,757	$4,074	$30,179,017	$(21,614,289)	$8,568,802

Stock Issued to Directors	39,864	40	198,084	-	198,124

Stock Option Compensation	-	-	464,529	-	464,529

Net Income	-	-	-	519,266	519,266

Balance, December 31, 2023	4,113,621	$4,114	$30,841,630	$(21,095,023)	$9,750,721

See Notes to these consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Twelve Months Ended December 31,
	2023	2022

Cash flows from operating activities:
Net income	$519,266	$24,027
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	974,527	722,197
Bad debt expense	77,211	42,129
Loss on disposal of fixed assets	-	24,473
Amortization of deferred financing costs	177,164	216,381
Amortization of debt discount	22,045	102,400
Amortization of right of use assets, financing	42,115	6,708
Stock issued for services	198,124	57,500
Stock option compensation	464,529	363,950
Change in fair value of earnout liabilities	-	87,652
Changes in operating assets and liabilities:
Accounts receivable	(806,503)	81,227
Accounts receivable, unbilled	(724,427)	(151,628)
Parts and supplies	(37,051)	3,470
Prepaid expenses and other current assets	(101,799)	(176,596)
Accounts payable and accrued expenses	(200,444)	173,480
Operating lease assets and liabilities, net	6,158	25,351
Deferred compensation	-	(100,828)
Deferred revenues	173,744	486,885
Total adjustments	265,393	1,964,751
Net cash provided by operating activities	784,659	1,988,778

Cash flows from investing activities:
Cash paid to acquire business, net	-	(6,383,269)
Capitalization of internal use software	(436,837)	(376,345)
Purchases of property and equipment	(111,240)	(200,980)
Net cash used in investing activities	(548,077)	(6,960,594)

Cash flows from financing activities:
Payment of earnout liabilities	(700,000)	(1,018,333)
Proceeds from issuance of common stock	-	5,740,758
Offering costs paid on issuance of common stock and notes	-	(746,342)
Proceeds from notes payable	-	2,364,500
Proceeds from notes payable - related parties	-	600,000
Other net changes in finance lease assets and liabilities	(2,411)	-
Principal payments on financing lease liability	(34,954)	(5,366)
Repayment of notes payable	(980,450)	(1,019,550)
Net cash (used in) provided by financing activities	(1,717,815)	5,915,667

Net (decrease) increase in cash	(1,481,233)	943,851
Cash - beginning of period	2,696,481	1,752,630
Cash - end of period	$1,215,248	$2,696,481

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$418,790	$496,805
Cash paid during the period for income taxes	$21,667	$12,888

Supplemental disclosure of non-cash financing activities:
Discount on notes payable for warrants	$-	$169,900
Discount on notes payable - related parties for warrants	-	43,113
Right-of-use asset obtained in exchange for finance lease liability	107,610	160,990

Supplemental disclosure of non-cash investing activities relating to business acquisitions:
Accounts receivable	$-	$68,380
Prepaid expenses	-	38,913
Property and equipment	-	30,018
Intangible assets	-	3,888,000
Goodwill	-	3,466,934
Accounts payable	-	(36,446)
Deferred revenues	-	(1,072,530)
Net assets acquired in acquisition	-	6,383,269
Cash used in business acquisition	$-	$6,383,269

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

The following tables present changes in our accounts receivable and contract assets during the years ended December 31, 2023, and 2022:

	Balance at Beginning of Period	Addition from acquisition (Note 5)	Billings	Payments Received	Balance at End of Period
Year ended December 31, 2023
Accounts receivable	$1,121,083	$-	$16,389,136	$(15,659,844)	$1,850,375

Year ended December 31, 2022
Accounts receivable	$1,176,059	$68,380	$14,422,286	$(14,545,641)	$1,121,083

	Balance at Beginning of Period	Revenue Recognized in Advance of Billings	Billings	Balance at End of Period
Year ended December 31, 2023
Accounts receivable, unbilled	$596,410	$5,195,866	$(4,471,439)	$1,320,837

Year ended December 31, 2022
Accounts receivable, unbilled	$444,782	$3,776,612	$(3,624,984)	$596,410

	Balance at Beginning of Period	Commissions Paid	Commissions Recognized	Balance at End of Period
Year ended December 31, 2023
Contract assets	$80,378	$194,455	$(134,668)	$140,165

Year ended December 31, 2022
Contract assets	$78,556	$120,966	$(119,144)	$80,378

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

Remaining performance obligations represent the transaction price from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 98% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. As of December 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations for software as a service and software maintenance contracts with a duration greater than one year was $72,212. As of December 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations for software as a service and software maintenance contracts with a duration greater than one year was $74,448. This does not include revenue related to performance obligations that are part of a contract whose original expected duration is one year or less.

The following table presents changes in our contract liabilities during the years ended December 31, 2023 and 2022:

	Balance at Beginning of Period	Addition from acquisition (Note 4)	Billings	Recognized Revenue	Balance at End of Period
Year ended December 31, 2023
Contract liabilities: Deferred revenue	$2,754,064	$-	$7,808,195	$(7,634,451)	$2,927,808

Year ended December 31, 2022
Contract liabilities: Deferred revenue	$1,194,649	$860,456	$7,107,625	$(6,408,666)	$2,754,064

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

m) Disaggregation of revenue

We provide disaggregation of revenue based on product groupings in our consolidated statements of income as we believe this best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Revenues from contracts are primarily within the United States. International revenues were not material to the consolidated financial statements for the years ended December 31, 2023 and 2022.

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

Upon the adoption of FASB Accounting Standards Update No. 2016-13 (CECL model) effective January 1, 2023, Intellinetics, Inc. has revised its methodology for estimating expected credit losses on financial instruments, specifically trade receivables and unbilled receivables. This new model requires the recognition of lifetime expected credit losses at each reporting date, considering past events, current conditions, and reasonable forecasts. In assessing the credit quality of our portfolio, management utilizes a provision matrix that classifies trade receivables by customer type and age of receivable. Government and education sector receivables carry a low risk, while a higher risk is attributed to the remaining receivables as their aging progresses. For receivables with questionable collectability, a specific reserve is assigned. The estimated credit losses are a reflection of these factors, with the matrix applying percentages to the receivables based on their risk profile, adjusted for current and expected future conditions.

During the reporting period, the estimate of credit losses may change due to several factors including payment patterns of customers, changes in customer creditworthiness, and broader economic conditions. Such changes are captured in the financial statements to ensure they accurately reflect the company’s assessment of credit risk and expected losses at the end of each reporting period. Credit losses have been within management’s expectations. At December 31, 2023 and 2022, our allowance for credit losses was $124,103 and $88,331, respectively.

Changes in the allowance for credit losses for the period ended December 31, 2023 were as follows:

Trade Receivables
As of December 31, 2022	$(88,331)
(Provisions) reductions charged to operating results	$(50,018)
Accounts write-offs	$14,246
As of December 31, 2023	$(124,103)

Parts and Supplies

Parts and supplies are valued at the lower of cost or net realizable value. Costs are determined using the first-in, first-out method. Parts and supplies are used for scanning and document conversion services. A provision for potentially obsolete or slow-moving parts and supplies inventory is made based on parts and supplies levels, future sales forecasted and management’s judgment of potentially obsolete parts and supplies. We recorded an allowance of $24,000 at December 31, 2023 and 2022.

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

Recoverability is assessed based on comparing the carrying amount of the asset to the aggregate pre-tax undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group. Impairment is recognized when the carrying amount is not recoverable and exceeds the fair value of the asset or asset group. The impairment loss, if any, is measured as the amount by which the carrying amount exceeds fair value, which for this purpose is based upon the discounted projected future cash flows of the asset or asset group. There was no impairment of long lived assets in the twelve month periods ended 2023 or 2022.

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

Stock-Based Compensation

We account for stock-based payments in accordance with ASC 718, “Compensation - Stock Compensation,” which requires that such equity instruments be measured at their fair values on the grant date. Stock-based payments to employees include grants of stock that are recognized in the consolidated statements of income based on their fair values at the date of grant.

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

Software Development Costs

We design, develop, test, market, license, and support new software products and enhancements of current products. We continuously monitor our software products and enhancements to remain compatible with standard platforms and file formats. In accordance with ASC 985-20 “Costs of Software to be Sold, Leased or Otherwise Marketed,” we expense software development costs, including costs to develop software products or the software component of products to be sold, leased, or marketed to external users, before technological feasibility is reached. Once technological feasibility has been established, certain software development costs incurred during the application development stage are eligible for capitalization. Based on our software development process, technical feasibility is established upon completion of a working model. Technological feasibility is typically reached shortly before the release of such products. No such costs were capitalized during 2023. Such costs in the amount of $43,771 were capitalized during the 2022.

In accordance with ASC 350-40, “Internal-Use Software,” we capitalize purchase and implementation costs of internal use software. Once an application has reached development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable that the expenditure will result in additional functionality. Such costs in the amount of $436,837 were capitalized during 2023. Such costs in the amount of $376,345 were capitalized during 2022.

Capitalized costs are stated at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the related assets on a straight-line basis, which is three years. At December 31, 2023 and 2022, our consolidated balance sheets included $630,979 and $402,673, respectively, in other long-term assets.

For the years ended December 31, 2023, and 2022, our expensed software development costs were $558,976 and $253,797, respectively.

Recently Issued Accounting Pronouncements Not Yet Effective

No Accounting Standards Updates that have been issued but are not yet effective are expected to have a material effect on our future consolidated financial statements.

Advertising

We expense the cost of advertising as incurred. Advertising expense for the years ended December 31, 2023 and 2022 amounted to $26,404 and $25,830, respectively.

Earnings Per Share

Basic income or loss per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted income or loss per share is computed by dividing net income or loss by the diluted weighted average number of shares of common stock outstanding during the period. The diluted weighted average number of shares gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share exclude all diluted potential shares if their effect is anti-dilutive, including warrants or options which are out-of-the-money and for those periods with a net loss. The twelve months ended December 31, 2023 and 2022 reported net income.

Income Taxes

We file a consolidated federal income tax return with our subsidiaries. The provision for income taxes is computed by applying statutory rates to income before taxes.

Deferred income taxes are recognized for the tax consequences in future years of temporary differences between the financial reporting and tax bases of assets and liabilities as of each period-end based on enacted tax laws and statutory rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A 100% valuation allowance has been established on deferred tax assets at December 31, 2023 and 2022, due to the uncertainty of our ability to realize future taxable income.

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

The Document Management Segment provides cloud-based and premise-based content services software, including document management and payables automation. Its modular suite of solutions complements existing operating and accounting systems to serve a mission-critical role for organizations to make content secure, compliant, and process-ready. This segment conducts its primary operations in the United States. Markets served include highly regulated, risk and compliance-intensive markets in K-12 education, public safety, other public sector, healthcare, risk management, financial services, and others. Solutions are sold both directly to end-users and through resellers.

The Document Conversion Segment provides services for scanning and indexing, converting images from paper to digital, paper to microfilm, and microfiche to microfilm, as well as long-term physical document storage and retrieval. This segment conducts its primary operations in the United States. Markets served include businesses and state, county, and municipal governments. Solutions are sold both directly to end-users and through a reseller distributor.

Information by operating segment is as follows:

	Year ended December 31, 2023	Year ended December 31, 2022
Revenues
Document Management	$7,298,264	$5,999,726
Document Conversion	9,588,117	8,017,202
Total revenues	$16,886,381	$14,016,928

Gross profit
Document Management	$6,133,130	$4,978,163
Document Conversion	4,430,825	3,930,995
Total gross profit	$10,563,955	$8,909,158

Capital additions, net
Document Management	$441,990	$434,654
Document Conversion	106,087	186,442
Total capital additions, net	$548,077	$621,096

	December 31, 2023	December 31, 2022
Goodwill
Document Management	$3,989,645	$3,989,645
Document Conversion	1,800,176	1,800,176
Total goodwill	$5,789,821	$5,789,821

	December 31, 2023	December 31, 2022
Total assets
Document Management	$10,104,004	$10,284,143
Document Conversion	8,922,256	9,658,959
Total assets	$19,026,260	$19,943,142

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

Acquisition costs which include legal and other professional fees of $355,281 for the twelve months ended December 31, 2022, were expensed as nonrecurring transaction costs and are included in transaction costs in the accompanying consolidated statements of income.

The following unaudited pro forma information presents a summary of the consolidated results of operations for the Company as if the acquisition of Yellow Folder had occurred on January 1, 2022.

For the twelve months ended
December 31, 2022 (unaudited)
Total revenues	$14,794,780

Net income	$58,543

Basic net income per share	$0.01
Diluted net income per share	$0.01

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

The following table presents the amounts of revenue and earnings of Yellow Folder since the acquisition date included in the consolidated income statement for the reporting period.

	For the twelve months ended December 31, 2023	For the twelve months ended December 31, 2022
Yellow Folder:
Total revenues	$3,613,764	$2,460,474
Net income	$677,820	$520,186

5. Intangible Assets, Net

At December 31, 2023, intangible assets consisted of the following:

	Estimated		Accumulated
	Useful Life	Costs	Amortization	Net
Trade names	10 years	$297,000	$(76,767)	$220,233
Proprietary technology	10 years	861,000	(150,675)	710,325
Customer relationships	5-15 years	4,091,000	(1,112,220)	2,978,780
		$5,249,000	$(1,339,662)	$3,909,338

At December 31, 2022, intangible assets consisted of the following:

	Estimated		Accumulated
	Useful Life	Costs	Amortization	Net
Trade names	10 years	$297,000	$(47,067)	$249,933
Proprietary technology	10 years	861,000	(64,575)	796,425
Customer relationships	5-15 years	4,091,000	(717,712)	3,373,288
		$5,249,000	$(829,354)	$4,419,646

Amortization expense for the years ended December 31, 2023 and 2022, amounted to $510,308 and $436,850, respectively. The following table represents future amortization expense for intangible assets subject to amortization.

For the Years Ending December 31,	Amount
2024	$510,308
2025	492,841
2026	352,441
2027	326,108
2028	309,129
Thereafter	1,918,511
$3,909,338

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

We had earnout liabilities related to our two 2020 acquisitions which were measured on a recurring basis and recorded at fair value, measured using probability-weighted analysis and discounted using a rate that appropriately captures the risks associated with the obligation. The inputs used to calculate the fair value of the earnout liabilities were considered to be Level 3 inputs due to the lack of relevant market activity and significant management judgment. Key unobservable inputs included revenue growth rates, which ranged from 0% to 7%, and volatility rates, which were 20% for gross profits.

The following table provides a summary of the changes in fair value of the earnout liabilities for the years ended December 31, 2023 and 2022:

Year ended December 31, 2023
Fair value at January 1, 2023	$700,000
Payments	(700,000)
Fair value at December 31, 2023	$-

Year ended December 31, 2022
Fair value at January 1, 2022	$1,630,681
Payments	(1,018,333)
Change in fair value	87,652
Fair value at December 31, 2022	$700,000

The fair values of amounts owed are recorded in the current portions of earnout liabilities in our consolidated balance sheets. Changes in fair value are recorded in change in fair value of earnout liabilities in our consolidated statements of income.

7. Property and Equipment

Property and equipment are comprised of the following:

	December 31, 2023	December 31, 2022
Computer hardware and purchased software	$1,437,023	$1,352,581
Leasehold improvements	395,919	395,918
Furniture and fixtures	324,296	314,396
	2,157,238	2,062,895
Less: accumulated depreciation	(1,232,981)	(994,189)
Property and equipment, net	$924,257	$1,068,706

Total depreciation expense on our property and equipment for the years ended December 31, 2023 and 2022 amounted to $255,689 and $229,599, respectively.

8. Notes Payable – Unrelated Parties

Summary of Notes Payable to Unrelated Parties

The table below summarizes all notes payable at December 31, 2023 and 2022, respectively with the exception of related party notes disclosed in Note 9 “Notes Payable - Related Parties.”

	December 31, 2023	December 31, 2022
2022 Unrelated Notes	$2,364,500	$2,364,500
2020 Notes	-	980,450
Total notes payable	$2,364,500	$3,344,950
Less unamortized debt issuance costs	(155,258)	(300,904)
Less unamortized debt discount	-	(22,045)
Less current portion, net	-	(936,966)
Long-term portion of notes payable	$2,209,242	$2,085,035

Subordinated Notes Payable	Issue Date	Interest Rate	Interest Due	Principal Due
2022 Unrelated Notes	April 1, 2022	12%	Quarterly	March 30, 2025

Future minimum principal payments of the Notes Payable to Unrelated Parties are as follows:

As of December 31,	Amount
2025	$2,364,500
Total	$2,364,500

As of December 31, 2023 and 2022, accrued interest for these notes payable with the exception of the related party notes in Note 9, “Notes Payable - Related Parties,” was $0. As of December 31, 2023 and 2022, unamortized debt issuance costs and unamortized debt discount were reflected within short and long term liabilities on the consolidated balance sheets, netted with the corresponding notes payable balance.

With respect to all notes outstanding (other than the notes to related parties), interest expense, including the amortization of debt issuance costs and debt discount for the years ended December 31, 2023 and 2022 was $514,480 and $737,949, respectively.

2022 Unrelated Notes

On April 1, 2022, we sold $2,364,500 in 12% Subordinated Notes (“2022 Unrelated Notes”) to unrelated accredited investors. The entire outstanding principal and unpaid interest of the 2022 Notes were initially due and payable on March 30, 2025. On March 13, 2024, we agreed with the note holders to amend the Unrelated Notes to extend the maturity date to December 31, 2025, for $1,519,500 of the $2,364,500 in 2022 Unrelated Notes. Principal in the amount of $845,000 remains due and payable on March 30, 2025. Interest on the 2022 Unrelated Notes accrues at the rate of 12% per annum, payable quarterly in cash, beginning on September 30, 2022. Any accrued but unpaid quarterly installment of interest will accrue interest at the rate of 14.0% per annum. Any overdue principal and accrued and unpaid interest at the maturity date will accrue a mandatory default penalty of 20% of the outstanding principal balance and an interest rate of 14% per annum from the maturity date until paid in full. We used a portion of the net proceeds from the private placement offering to finance the acquisition of Yellow Folder and the remaining net proceeds for working capital and general corporate purposes.

2020 Notes

On March 2, 2020, we sold 2,000 units, at an offering price of $1,000 per unit, to accredited investors in a private placement offering, with each unit consisting of $1,000 in 12% Subordinated Notes (“2020 Notes”) and 40 shares of our common stock, for aggregate gross proceeds of $2,000,000. The entire outstanding principal and unpaid interest of the 2020 Notes were initially due and payable on February 28, 2023. On December 1, 2022, we paid the note holders an amount totaling $1,019,550 as a prepayment of principal. In December 2022, a majority of the note holders signed an amendment to extend the maturity date for $717,500 of the remaining $980,450 in 2020 Notes to August 31, 2023, and the outstanding principal and unpaid interest was paid on their respective due dates of February 28, 2023 and August 31, 2023. Interest on the 2020 Notes accrued at the rate of 12% per annum, payable quarterly in cash, beginning on June 30, 2021. We used a portion of the net proceeds from the private placement offering to finance the acquisitions of Graphic Sciences and CEO Image and the remaining net proceeds for working capital and general corporate purposes. We recognized a debt discount of $320,000 for the 80,000 shares issued in conjunction with the units. The amortization of the debt discount, which was recognized over the life of the 2020 Notes as interest expense, for the years ended December 31, 2023 and 2022 was $22,045 and $102,400, respectively.

9. Notes Payable - Related Parties

Summary of Notes Payable to Related Parties

The table below summarizes all notes payable to related parties at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Notes payable – “2022 Related Note”	$600,000	$600,000
Less unamortized debt issuance costs	(39,398)	(70,916)
Long-term portion of notes payable	$560,602	$529,084

Future minimum principal payments of the 2022 Notes to related parties are as follows:

As of December 31,	Amount
2025	$600,000
Total	$600,000

As of December 31, 2023 and 2022, accrued interest for these notes payable – related parties was $0. As of December 31, 2023 and 2022, unamortized deferred financing costs were reflected within long term liabilities on the consolidated balance sheets.

With respect to all notes payable – related parties outstanding, interest expense, including the amortization of debt issuance costs, for the years ended December 31, 2023 and 2022 was $103,518 and $77,638, respectively.

2022 Related Note

On April 1, 2022, we issued a 12% Subordinated Note with a principal amount of $600,000 (the “2022 Related Note”) to Robert Taglich (holding more than 5% beneficial interest in the Company’s Shares). The entire outstanding principal and unpaid interest of the 2022 Related Note was initially due and payable on March 30, 2025. On March 13, 2024, we agreed with the note holder to amend the Related Notes to extend the maturity date to December 31, 2025, Interest on the 2022 Related Note accrues at the rate of 12% per annum, payable quarterly in cash, beginning on September 30, 2022. Any accrued but unpaid quarterly installment of interest will accrue interest at the rate of 14.0% per annum. Any overdue principal and accrued and unpaid interest at the maturity date will accrue a mandatory default penalty of 20% of the outstanding principal balance and an interest rate of 14% per annum from the maturity date until paid in full. We used a portion of the net proceeds from the private placement offering to finance the acquisition of Yellow Folder and the remaining net proceeds for working capital and general corporate purposes.

10. Deferred Compensation

We made no deferred incentive compensation payments during 2023. Pursuant to an employment agreement, during the year ended December 31, 2022, we paid $100,828, in deferred incentive compensation for one of our founders, which amount was reflected as a reduction in our deferred compensation liability. There were no remaining unpaid deferred compensation payments reflected on our consolidated balance sheets as of December 31, 2023 or 2022.

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

Leases

For each of the below listed leases, management has determined it will utilize the base rental period and have not considered any renewal periods.

Location	Square Feet	Monthly Rent	Lease Expiry
Columbus, OH	6,000	$5,100	December 31, 2028
Madison Heights, MI	36,000	$44,049	August 31, 2026
Sterling Heights, MI	37,000	$21,692	April 30, 2028
Traverse City, MI	5,200	$4,500	January 31, 2024

Temporary space
Madison Heights, MI	3,200	$1,605	month to month

Vehicles
various	n/a	$4,901	September 30, 2028

The following table sets forth the future minimum lease payments under our leases:

For the Year Ending December 31,	Finance Lease	Operating Leases
2024	$67,358	$955,427
2025	67,358	956,826
2026	59,253	721,664
2027	47,028	355,972
2028	26,912	166,884
Less imputed interest	(42,040)	(496,382)
Less short-term lease payments	-	(4,814)
	$225,869	$2,655,577

The following table summarizes the components of lease expense:

For the Year Ending December 31,	2023	2022
Finance lease expense:
Amortization of ROU assets	$42,115	$6,708
Interest on lease liabilities	16,514	2,933
Operating lease expense	954,040	952,270
Short-term lease expense	19,254	19,254

The following tables set forth additional information pertaining to our leases:

For the Year Ending December 31,	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases (interest)	$16,514	$2,933
Financing cash flows from finance leases (principal)	34,954	5,366
Operating cash flows from operating leases	720,889	635,324
ROU assets obtained in exchange for new finance lease liabilities	107,610	160,990
Weighted average remaining lease term – finance leases	4.2 years	5.8 years
Weighted average remaining lease term – operating leases	3.5 years	4.5 years
Discount rate – finance leases	8.87%	7.50
Weighted average discount rate – operating leases	7.01%	6.97%

	December 31, 2023	December 31, 2022
Operating leases:
Right-of-use assets, operating	$2,532,928	$3,200,191

Lease liabilities, operating – current	$712,607	$692,074
Lease liabilities, operating – net of current	1,942,970	2,624,608
Total operating lease liabilities	$2,655,577	$3,316,682

Finance leases:
Right-of-use assets, finance	$268,600	$160,990
Accumulated amortization	(48,823)	(6,708)
Right-of-use assets, finance, net	219,777	154,282

Lease liabilities, finance – current	49,926	22,493
Lease liabilities, finance – net of current	175,943	133,131
Total finance lease liabilities	$255,869	$155,624

12. Stockholders’ Equity

Description of Authorized Capital

We are authorized to issue up to 25,000,000 shares of common stock with $0.001 par value. The holders of our common stock are entitled to one vote per share. The holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds . However, the current policy of the Board of Directors is to retain earnings, if any, for the operation and expansion of the business. Upon liquidation, dissolution or winding-up of Intellinetics, the holders of common stock are entitled to share ratably in all assets legally available for distribution.

Common Stock

As of December 31, 2023, 4,113,621 shares of common stock were issued and outstanding, 255,958 shares of common stock were reserved for issuance upon the exercise of outstanding warrants, and 497,330 shares of common stock were reserved for issuance under our 2015 Equity Incentive Plan, as amended (the “2015 Plan”).

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

We retained Taglich Brothers, Inc. as the exclusive placement agent for the private placement. In compensation, we paid the placement agent a cash payment of 8% of the gross proceeds of the offering, along with warrants to purchase shares of Company common stock, an extension of its existing warrants, and reimbursement for the placement agent’s reasonable out of pocket expenses, FINRA filing fees and related legal fees. On April 1, 2022, the Company paid the placement agent cash in the amount of $696,420 and issued the placement agent warrants to purchase 124,258 shares at an exercise price at $4.62 per share, which are exercisable for a period of five years after issuance, contain customary cashless exercise provisions and anti-dilution protection and are entitled to limited piggyback registration rights. In addition, we agreed to extend the expiration date of all currently outstanding warrants previously issued to the placement agent and/or its assignees to March 30, 2027. Debt issuance costs of $165,406 were recorded for the issuance of the April 1, 2022 warrants, utilizing the Black-Scholes valuation model. The fair value of warrants issued was determined to be $3.91. Debt issuance costs of $47,607 were recorded for the extension of the exercise period for existing unexpired warrants to March 30, 2027, utilizing the Black-Scholes valuation model. The fair value of warrants affected was determined to be from $3.30 to $3.97. Underwriting paid-in-capital charges of $492,181 and debt issuance costs of $254,160 was recorded for the placement agent cash fee and other related legal fees. Amortization of the debt issuance costs for this private placement offering was recorded at $155,724 and $116,793, for the years ended December 31, 2023 and 2022.

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

In connection with the private placement offering, we paid the placement agent $440,000 in cash, equal to 8% of the gross proceeds of the offering, along with 95,500 warrants to purchase shares of our common stock and reimbursement for the placement agent’s reasonable out of pocket expenses, FINRA filing fees and related legal fees. The warrants are exercisable at an exercise price at $4.00 per share for a period of five years after issuance, contain customary cashless exercise provisions and anti-dilution protection and are entitled to limited piggyback registration rights. Underwriting expense of $236,761 and debt issuance costs of $135,291 were recorded for the issuance of the March 2, 2020 warrants, utilizing the Black-Scholes valuation model. The fair value of warrants issued was determined to be $3.90. Underwriting expense of $307,867 and debt issuance costs of $175,924 was recorded for the placement agent cash fee and other related legal fees. Amortization of the debt issuance costs for this private placement offering was recorded at $21,439 and $99,589 for the years ended December 31, 2023 and 2022.

Warrants

The following sets forth the warrants to purchase our common stock that were outstanding as of December 31, 2023:

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

No warrants were issued during 2023. Warrants to purchase 124,258 shares of common stock were issued during the year ended December 31, 2022 at a fair value determined to be $3.91 per warrant utilizing the Black-Scholes valuation model. The estimated value of the warrants issued during the year ended December 31, 2022, as well as the assumptions that were used in calculating such values, were based on estimates at the issuance date in the table below.

Warrants Issued April 1, 2022
Risk-free interest rate	2.55%
Weighted average expected term	5 years
Expected volatility	116.32%
Expected dividend yield	0.00%

13. Stock-Based Compensation

From time to time, we issue stock options and restricted stock as compensation for services rendered by our directors and employees.

Restricted Stock

On December 28, 2023 and January 6, 2022, we issued 39,864 shares and 8,097 shares, respectively, of restricted common stock to our directors as part of their annual compensation plan. The grants of restricted common stock were made outside the 2015 Plan and were not subject to vesting. Stock compensation of $147,500 and $57,500 was recorded on this issuance of restricted common stock for the years ended December 31, 2023 and 2022, respectively.

Stock Options

We did not make any stock option grants during 2023. On April 14, 2022, we granted employees stock options to purchase 220,587 shares at an exercise price of $6.08 per share in accordance with the 2015 Plan, with vesting continuing until 2025. The total fair value of $1,152,470 for these stock options is being recognized over the requisite service period.

The weighted-average grant date fair value of options granted during the year ended December 31, 2022 was $5.22. The weighted average assumptions that were used in calculating such values during the year ended December 31, 2022, as well as the assumptions that were used in calculating such values, were based on estimates at the grant date in the table as follows:

Grant Date April 14, 2022
Risk-free interest rate	2.82%
Weighted average expected term	6 years
Expected volatility	116.60%
Expected dividend yield	0.00%

A summary of stock option activity during the years ended December 31, 2023 and 2022 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	Under Option	Price	Life	Value
Outstanding at January 1, 2023	365,447	$5.89	8 years	$19,200

Forfeited	(7,560)	15.34		(19,200)
Outstanding at December 31, 2023	357,887	$5.69	8 years	$-

Exercisable at December 31, 2023	186,594	$5.60	7 years	$-

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2022	144,860	$5.61	8 years	$19,200
Granted	220,587	6.08
Outstanding at December 31, 2022	365,447	$5.89	8 years	$19,200

Exercisable at December 31, 2022	93,085	$6.44	7 years	$19,200

During the years ended December 31, 2023 and 2022, stock-based compensation for options was $464,529 and $363,950, respectively.

As of December 31, 2023 and 2022, there was $547,981 and $1,019,140, respectively, of total unrecognized compensation costs related to stock options granted under our stock option agreements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of one year. The total fair value of stock options that vested during the years ended December 31, 2023 and 2022 was $467,771 and $91,913, respectively.

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

14. Concentrations

Revenues from a limited number of customers have accounted for a substantial percentage of our total revenues. During the years ended December 31, 2023 and 2022, our largest customer, the State of Michigan, accounted for 35% and 38%, respectively, of our total revenues for each period, and our second largest customer, Rocket Mortgage, accounted for 5% and 6%, respectively, of our total revenues.

For the years ended December 31, 2023, and 2022, government contracts, including K-12 education, represented approximately 80% and 77% of our net revenues, respectively. A significant portion of our sales to resellers represent ultimate sales to government agencies.

As of December 31, 2023, accounts receivable concentrations from our two largest customers were 62% and 3% of gross accounts receivable, respectively by customer. As of December 31, 2022, accounts receivable concentrations from our two largest customers were 44% and 7% of gross accounts receivable, respectively by customer. Accounts receivable balances from our two largest customers at December 31, 2023 have been partially collected.

15. Certain Relationships and Related Transactions

Certain Relationships and Related Transactions

The following is a summary of the related person transactions that Intellinetics has participated in at any time during the reporting period.

Notes Payable – Related Parties

See Note 9 for a summary of notes issued to related parties.

2022 Private Placement

The following related persons participated as investors a private placement of our securities, on the same terms as all other investors participating in the offering. We issued and sold (i) shares of common stock, at a price of $4.62 per share and (ii) 12% subordinated notes. The principal amount of the 12% subordinated notes, together with any accrued and unpaid interest thereon, is due and payable on March 30, 2025.

Name of Investor	Relationship to Intellinetics	Number of Shares Purchased	Amount of Notes Purchased	Date of Transaction
Michael N. Taglich	Director; Beneficially owns more than 5% of the common stock of Intellinetics.	262,986	-	04/01/2022
Robert F. Taglich	Beneficially owns more than 5% of the Common Stock of Intellinetics.	179,652	$600,000	04/01/2022

Promoters and Certain Control Persons

William M. Cooke, chair of the board of directors of Intellinetics, retired from his position as Vice President of Investment Banking at Taglich Brothers, Inc. effective December 31, 2023. Robert F. Taglich and Michael N. Taglich, each beneficial owners of more than 5% of our common stock, are both principals of Taglich Brothers, Inc., and Michael N. Taglich is a director of Intellinetics.

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

16. Subsequent Events

Amendment of 2022 Notes

On March 13, 2024, we agreed with the note holders to amend the Unrelated Notes and Related Notes to extend the maturity date to December 31, 2025, for $1,519,500 of the remaining $2,364,500 in 2022 Unrelated Notes and all $600,000 of the 2022 Related Notes.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023 and concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

35

Based on our evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act and we did maintain effective internal control over financial reporting, based on criteria issued by COSO.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter of the fiscal year ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION.

Not applicable.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.

36

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

37

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2024.

Intellinetics, Inc.

By:	/s/ James F. DeSocio
James F. DeSocio
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 2023.

Name	Title

/s/ James F. DeSocio	President, Chief Executive Officer, and Director
James F. DeSocio	(Principal Executive Officer)

/s/ Joseph D. Spain	Chief Financial Officer and Treasurer
Joseph D. Spain	(Principal Financial and Accounting Officer)

/s/ Stanley P. Jaworski, Jr.	Director
Stanley P. Jaworski, Jr.

/s/ Paul Seid	Director
Paul Seid

/s/ Roger Kahn	Director
Roger Kahn

/s/ William M. Cooke	Chairman of the Board, Director
William M. Cooke

/s/ Michael N. Taglich	Director
Michael N. Taglich

/s/ John Guttilla	Director
John Guttilla

38

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference
		Form	Exhibit	Filing Date
3.1.1	Articles of Incorporation of Intellinetics, Inc.	10-SB	3.1	10-02-2000

3.1.2	Certificate of Correction, effective May 22, 2007	8-K	3.1	06-15-2007

3.1.3	Certificate of Amendment to Articles of Incorporation of Intellinetics, Inc.	8-K	99.1	09-03-2014

3.1.4	Certificate of Amendment to Articles of Incorporation of Intellinetics, Inc., dated March 2, 2020	8-K	3.1	03-04-2020

3.1.5	Certificate of Amendment to Articles of Incorporation of Intellinetics, Inc., dated March 3, 2020	8-K	3.2	03-04-2020

3.2.1	Bylaws of Intellinetics, Inc.	10-SB	3.3	10-02-2000

3.2.2	Amendment No. 1 to the Bylaws of Intellinetics, Inc.	8-K	3.4	03-01-2012

3.2.2	Amendment No. 2 to the Bylaws of Intellinetics, Inc.	8-K	3.3	03-04-2020

39

4.1	Form of Stock Certificate	10-K	4.1	3-30-2020

4.2	Form of Placement Agent Warrants, dated January 31, 2017	8-K	10.3	01-06-2017

4.3	Form of Warrant to Purchase Common Stock, issued October 22, 2017	8-K	10.2	01-06-2017

4.4	Form of Placement Agent Warrants	8-K	10.5	11-24-2017

4.5	Form of Placement Agent Warrants	8-K	10.3	09-26-18

4.6	Description of Registered Securities+

4.7	Form of Placement Agent Warrants, dated April 1, 2022	8-K	4.1	04-05-2022

4.8	Form of 12% Subordinated Notes, dated April 1, 2022	8-K	10.2	04-05-2022

10.1	Amended Employment Agreement of Matthew L. Chretien, dated September 16, 2011	8-K	10.37	02-13-2012

10.2	Amended Offer of Employment of Matthew L. Chretien, dated September 16, 2011	8-K	10.38	02-13-2012

10.3	Employment Agreement of Joseph D. Spain dated December 2, 2016	8-K	10.3	12-06-2016

10.4	Lease Renewal Agreement by and between Intellinetics, Inc. and Dividend Drive LLC, dated as of August 9, 2016	10-K	10.6	03-30-2017

10.5	Intellinetics, Inc. 2015 Equity Incentive Plan	8-K	10.3	04-30-2015

10.6	First Amendment to Intellinetics, Inc. 2015 Equity Incentive Plan, dated September 25, 2017	8-K	10.2	09-26-2017

10.7	Second Amendment to Intellinetics, Inc. 2015 Equity Incentive Plan, dated February 19, 2018	8-K	10.2	02-23-2018

10.8	Third Amendment to Intellinetics, Inc. 2015 Equity Incentive Plan, dated April 17, 2020	10-K	10.8	3-24-2022

10.9	Fourth Amendment to Intellinetics, Inc. 2015 Equity Incentive Plan, dated April 29, 2021	8-K	10.1	05-05-2021

10.10	Form of Non-Qualified Stock Option Agreement under Company’s 2015 Equity Incentive Plan	10-K	10.9	03-28-2016

10.11	Form of Incentive Stock Option Agreement under Company’s 2015 Equity Incentive Plan	8-K	10.6	01-05-2016

10.12	Offer Letter, dated September 25, 2017, between Intellinetics, Inc. and James F. DeSocio	8-K	10.1	09-26-2017

10.13	Intellinetics, Inc. 2018 Executive Incentive Compensation Plan	8-K	10.3	02-23-2018

10.14	Amendment, dated February 19, 2018, between Intellinetics, Inc. and Joseph D. Spain	8-K	10.1	02-23-2018

10.15	State of Michigan Enterprise Procurement Notice of Contract No 171 180000000749, between the State of Michigan and Graphic Sciences, Inc., with Standard Contract Terms, dated June 1, 2018	8-K	10.4	03-04-2020

40

10.16	Standard Industrial Lease Agreement, by and between KHS Properties, LLC and Graphic Sciences, Inc., dated August 30, 2018.	10-K	10.14	03-30-2021

10.17	Lease, by and between Liberty Park Commerce Center, LLC and Graphic Sciences, Inc., dated February 5, 2021.	10-K	10.15	03-30-2021

10.18	Intellinetics, Inc. 2023 Non-Employee Director Compensation Plan	10-Q	10.1	05-15-2023

10.19	Contract Change Notice No. 2 and 3, by and between Graphic Sciences, Inc. and the State of Michigan Central Procurement Services, Department of Technology Management, dated August 3, 2023	10-Q	10.1	08-14-2023

21.1	List of Subsidiaries of Intellinetics, Inc. +

23.1	Consent of Independent Registered Public Accounting Firm +

31.1	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 +

31.2	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 +

32.1	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 +

32.2	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 +

101.INS	Inline XBRL Instance Document +

101.SCH	Inline XBRL Taxonomy Extension Schema Document +

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document +

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document +

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document +

101.PRE	Inline XBRL Taxonomy Extension Linkbase Document +

+	Filed herewith:

41