Form 10-Q
period 2024-03-31
INTELLINETICS, INC.
filed 2024-05-14
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

As of May [11], 2024, there were 4,113,621 shares of the issuer’s common stock outstanding, each with a par value of $0.001 per share.

INTELLINETICS, INC.

Form 10-Q

March 31, 2024

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

Any forward-looking statements we make are based on our current plans, intentions, objectives, strategies, projections and expectations, as well as assumptions made by and information currently available to management. Forward-looking statements are not guarantees of future performance or events, but are subject to and qualified by substantial risks, uncertainties and other factors, which are difficult to predict and are often beyond our control. Forward-looking statements will be affected by assumptions and expectations we might make that do not materialize or that prove to be incorrect and by known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed, anticipated or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, those described in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on March 28, 2024, as well as other risks, uncertainties and factors discussed elsewhere in this Quarterly Report, in documents that we include as exhibits to or incorporate by reference in this report, and in other reports and documents we from time to time file with or furnish to the Securities and Exchange Commission (the “SEC”). In light of these risks and uncertainties, you are cautioned not to place undue reliance on any forward-looking statements that we make.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(unaudited)
	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash	$1,184,944	$1,215,248
Accounts receivable, net	1,931,342	1,850,375
Accounts receivable, unbilled	1,286,457	1,320,837
Parts and supplies, net	93,090	110,272
Contract assets	130,829	140,165
Prepaid expenses and other current assets	402,444	367,478
Total current assets	5,029,106	5,004,375

Property and equipment, net	880,740	924,257
Right of use assets, operating	2,461,680	2,532,928
Right of use assets, finance	292,298	219,777
Intangible assets, net	3,781,761	3,909,338
Goodwill	5,789,821	5,789,821
Other assets	680,780	645,764
Total assets	$18,916,186	$19,026,260

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$278,486	$194,454
Accrued compensation	558,191	337,884
Accrued expenses	262,050	164,103
Lease liabilities, operating - current	779,741	712,607
Lease liabilities, finance - current	64,429	49,926
Deferred revenues	2,583,207	2,927,808
Notes payable - current	325,000	-
Total current liabilities	4,851,104	4,386,782

Long-term liabilities:
Notes payable - net of current portion	1,438,032	2,209,242
Notes payable - related party	567,407	560,602
Lease liabilities, operating - net of current portion	1,803,213	1,942,970
Lease liabilities, finance - net of current portion	236,591	175,943
Total long-term liabilities	4,045,243	4,888,757
Total liabilities	8,896,347	9,275,539

Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized; 4,113,621 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	4,114	4,114
Additional paid-in capital	31,285,462	30,841,630
Accumulated deficit	(21,269,737)	(21,095,023)
Total stockholders’ equity	10,019,839	9,750,721
Total liabilities and stockholders’ equity	$18,916,186	$19,026,260

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended March 31,
	2024	2023

Revenues:
Sale of software	$5,779	$15,293
Software as a service	1,405,153	1,238,432
Software maintenance services	357,983	349,542
Professional services	2,479,678	2,299,289
Storage and retrieval services	258,491	284,277
Total revenues	4,507,084	4,186,833

Cost of revenues:
Sale of software	5,065	8,181
Software as a service	215,992	220,640
Software maintenance services	15,710	16,716
Professional services	1,284,063	1,187,116
Storage and retrieval services	86,610	108,341
Total cost of revenues	1,607,440	1,540,994

Gross profit	2,899,644	2,645,839

Operating expenses:
General and administrative	2,128,493	1,554,611
Sales and marketing	541,621	579,511
Depreciation and amortization	264,010	227,718

Total operating expenses	2,934,124	2,361,840

(Loss) income from operations	(34,480)	283,999

Interest expense, net	(140,234)	(171,436)

Net (loss) income	$(174,714)	$112,563

Basic net (loss) income per share:	$(0.04)	$0.03
Diluted net (loss) income per share:	$(0.04)	$0.03

Weighted average number of common shares outstanding - basic	4,113,621	4,073,757
Weighted average number of common shares outstanding - diluted	4,113,621	4,392,459

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2024 and 2023

(unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2022	4,073,757	$4,074	$30,179,017	$(21,614,289)	$8,568,802

Stock Option Compensation	-	-	118,162	-	118,162

Net Income	-	-	-	112,563	112,563

Balance, March 31, 2023	4,073,757	$4,074	$30,297,179	$(21,501,726)	$8,799,527

Balance, December 31, 2023	4,113,621	$4,114	$30,841,630	$(21,095,023)	$9,750,721

Stock Option Compensation	-	-	115,456	-	115,456

Restricted Share Issuance	-	-	328,376	-	328,376

Net Loss	-	-	-	(174,714)	(174,714)

Balance, March 31, 2024	4,113,621	$4,114	$31,285,462	$(21,269,737)	$10,019,839

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2024	2023

Cash flows from operating activities:
Net (loss) income	$(174,714)	$112,563
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	264,010	227,718
Bad debt (recovery) expense	(14,588)	20,102
Amortization of deferred financing costs	60,595	49,997
Amortization of debt discount	-	11,378
Amortization of right of use assets, financing	16,768	6,709
Share based compensation	443,832	118,162
Changes in operating assets and liabilities:
Accounts receivable	(66,379)	(81,542)
Accounts receivable, unbilled	34,380	(291,332)
Parts and supplies	17,182	(8,234)
Prepaid expenses and other current assets	(25,630)	(1,931)
Accounts payable and accrued expenses	402,286	229,849
Operating lease assets and liabilities, net	(1,375)	3,992
Deferred revenues	(344,601)	(571,788)
Total adjustments	786,480	(286,920)
Net cash provided by (used in) operating activities	611,766	(174,357)

Cash flows from investing activities:
Capitalization of internal use software	(109,621)	(112,208)
Purchases of property and equipment	(18,311)	(22,361)
Net cash used in investing activities	(127,932)	(134,569)

Cash flows from financing activities:
Payment of earnout liabilities	-	(700,000)
Principal payments on financing lease liability	(14,138)	(5,467)
Repayment of notes payable	(500,000)	(262,950)
Net cash used in financing activities	(514,138)	(968,417)

Net decrease in cash	(30,304)	(1,277,343)
Cash - beginning of period	1,215,248	2,696,481
Cash - end of period	$1,184,944	$1,419,138

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$88,935	$116,110
Cash paid during the period for income taxes	$956	$2,499

Supplemental disclosure of non-cash financing activities:
Right-of-use asset obtained in exchange for finance lease liability	$89,289	$-

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

Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2024 or any other future period.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC filed on March 28, 2024.

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

During the reporting period, the estimate of credit losses may change due to several factors including payment patterns of customers, changes in customer creditworthiness, and broader economic conditions. Such changes are captured in the financial statements to ensure they accurately reflect the company’s assessment of credit risk and expected losses at the end of each reporting period. Credit losses have been within management’s expectations. At March 31, 2024 and December 31, 2023, our allowance for credit losses was $109,515 and $124,103, respectively.

Changes in the allowance for credit losses for the period ended March 31, 2024 and 2023 were as follows:

Trade Receivables
As of December 31, 2023	$(124,103)
(Provisions) Reductions charged to operating results	$14,588
As of March 31, 2024	$(109,515)

Trade Receivables
As of December 31, 2022	$(88,331)
(Provisions) Reductions charged to operating results	$(21,742)
Accounts write-offs	$1,640
As of March 31, 2023	$(108,433)

Revenue Recognition

We categorize revenue as software, software as a service, software maintenance services, professional services, and storage and retrieval services. We earn the majority of our revenue from the sale of professional services, followed by the sale of software maintenance services and software as a service. We apply our revenue recognition policies as required in accordance with ASC 606 based on the facts and circumstances of each category of revenue. More detail regarding each category of revenue is contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC filed on March 28, 2024.

Contract balances

The following tables present changes in our contract assets during the three months ended March 31, 2024 and 2023:

	Balance at Beginning of Period	Billings	Payments Received	Balance at End of Period
Three months ended March 31, 2024
Accounts receivable	$1,850,375	$4,242,590	$(4,161,623)	$1,931,342

Three months ended March 31, 2023
Accounts receivable	$1,121,083	$3,341,583	$(3,280,143)	$1,182,523

	Balance at Beginning of Period	Revenue Recognized in Advance of Billings	Billings	Balance at End of Period
Three months ended March 31, 2024
Accounts receivable, unbilled	$1,320,837	$1,380,300	$(1,414,680)	$1,286,457

Three months ended March 31, 2023
Accounts receivable, unbilled	$596,410	$1,336,851	$(1,045,519)	$887,742

	Balance at Beginning of Period	Commissions Paid	Commissions Recognized	Balance at End of Period
Three months ended March 31, 2024
Other contract assets	$140,165	$1,336,851	$(37,518)	$130,829

Three months ended March 31, 2023
Other contract assets	$80,378	$27,792	$(27,593)	$80,577

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

Remaining performance obligations represent the transaction price from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 99% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. As of March 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations for software as a service and software maintenance contracts with a duration greater than one year was $35,095. As of December 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations for software as a service and software maintenance contracts with a duration greater than one year was $72,212. This does not include revenue related to performance obligations that are part of a contract whose original expected duration is one year or less.

The following table presents changes in our contract liabilities during the three months ended March 31, 2024 and 2023:

	Balance at Beginning of Period	Billings	Recognized Revenue	Balance at End of Period
Three months ended March 31, 2024
Contract liabilities: deferred revenue	$2,927,808	$1,200,998	$(1,545,599)	$2,583,207

Three months ended March 31, 2023
Contract liabilities: deferred revenue	$2,754,064	$1,146,380	$(1,718,168)	$2,182,276

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

In accordance with ASC 350-40, “Internal-Use Software,” we capitalize purchase and implementation costs of internal use software. Once an application has reached development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable that the expenditure will result in additional functionality. Such costs in the amount of $109,621 and $112,208 were capitalized during the first quarter 2024 and 2023, respectively.

Capitalized costs are stated at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the related assets on a straight-line basis, which is three years. At March 31, 2024 and December 31, 2023, our condensed consolidated balance sheets included $665,995 and $630,979, respectively, in other long-term assets.

For the three months ended March 31, 2024 and 2023, our expensed software development costs were $159,731 and $131,743, respectively.

Recently Issued Accounting Pronouncements Not Yet Effective

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU improves financial reporting by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included with each reported measure of significant profit or loss on an annual and interim basis. This ASU also requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. This ASU is required to be applied retrospectively for all prior periods presented in the financial statements. We are evaluating the adoption impact of this ASU on our condensed consolidated financial statements and related disclosures but do not expect any material impact upon adoption.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which amends the guidance in ASC 740, Income Taxes. The ASU is intended to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The ASU’s amendments are effective for public business entities for annual periods beginning after December 15, 2024. Entities are permitted to early adopt the standard “for annual financial statements that have not yet been issued or made available for issuance.” We are currently evaluating the impact of this ASU but do not expect any material impact upon adoption.

There are no other accounting standards that have been issued but not yet adopted that we believe could have a material impact on our consolidated financial statements.

Advertising

We expense the cost of advertising as incurred. Advertising expense for the three months ended March 31, 2024 and 2023 amounted to $5,977 and $6,120, respectively.

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

We have outstanding warrants and stock options which have not been included in the calculation of diluted net loss per share for the three months ended March 31, 2024 and 2023 because to do so would be anti-dilutive. For the first quarter 2024 and 2023, certain options and warrants were in-the-money and others were not. The three months ended March 31, 2024 reported a net loss, while the three months ended March 31, 2023 reported net income. For the first quarter 2024, the numerator and the denominator used in computing both basic and diluted net loss per share are the same.

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

Deferred income taxes are recognized for the tax consequences in future years of temporary differences between the financial reporting and tax bases of assets and liabilities as of each period-end based on enacted tax laws and statutory rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A 100% valuation allowance has been established on deferred tax assets at March 31, 2024 and December 31, 2023, due to the uncertainty of our ability to realize future taxable income.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	March 31, 2024	December 31, 2023
Deferred tax assets
Reserves and accruals not currently deductible for tax purposes	$84,441	$69,676
Amortizable assets	120,946	109,612
Net operating loss carryforwards	4,655,024	4,771,762
	4,860,411	4,951,050
Deferred tax liabilities
Amortizable assets	(203,414)	(197,579)
Property and equipment	(202,219)	(214,698)
Net Deferred tax assets	4,454,778	4,538,773
Valuation allowance	(4,454,778)	(4,538,773)
	$-	$-

As of March 31, 2024 and December 31, 2023, we had federal net operating loss carry forwards of approximately $15,498,000 and $15,972,479, respectively, which can be used to offset future federal income tax. A portion of the federal and state net operating loss carry forwards expire at various dates through 2040, and a portion of the net operating loss carry forwards have an indefinite carry forward period. We recorded a valuation allowance against all of our deferred tax assets as of both March 31, 2024, and December 31, 2023. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

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

Information by operating segment is as follows:

	Three months ended March 31, 2024	Three months ended March 31, 2023
Revenues
Document Management	$1,820,420	$1,769,483
Document Conversion	2,686,664	2,417,350
Total revenues	$4,507,084	$4,186,833

Gross profit
Document Management	$1,556,893	$1,483,108
Document Conversion	1,342,751	1,162,731
Total gross profit	$2,899,644	$2,645,839

Capital additions, net
Document Management	$110,619	$116,041
Document Conversion	17,313	18,528
Total capital additions, net	$127,932	$134,569

	March 31, 2024	December 31, 2023
Goodwill
Document Management	$3,989,645	$3,989,645
Document Conversion	1,800,176	1,800,176
Total goodwill	$5,789,821	$5,789,821

	March 31, 2024	December 31, 2023
Total assets
Document Management	$9,618,219	$10,104,004
Document Conversion	9,297,967	8,922,256
Total assets	$18,916,186	$19,026,260

Statement of Cash Flows

For purposes of reporting cash flows, cash includes cash on hand and demand deposits held by banks.

4. Intangible Assets, Net

At March 31, 2024, intangible assets consisted of the following:

	Estimated		Accumulated
	Useful Life	Costs	Amortization	Net
Trade names	10 years	$297,000	$(84,192)	$212,808
Proprietary technology	10 years	861,000	(172,200)	688,800
Customer relationships	5-15 years	4,091,000	(1,210,847)	2,880,153
		$5,249,000	$(1,467,239)	$3,781,761

At December 31, 2023, intangible assets consisted of the following:

	Estimated		Accumulated
	Useful Life	Costs	Amortization	Net
Trade names	10 years	$297,000	$(76,767)	$220,233
Proprietary technology	10 years	861,000	(150,675)	710,325
Customer relationships	5-15 years	4,091,000	(1,112,220)	2,978,780
		$5,249,000	$(1,339,662)	$3,909,338

Amortization expense for the three months ended March 31, 2024 and 2023 amounted to $127,577. The following table represents future amortization expense for intangible assets subject to amortization.

For the Twelve Months Ending March 31,	Amount
2025	$510,308
2026	473,125
2027	326,108
2028	324,410
2029	305,733
Thereafter	1,842,077
$3,781,761

5. Fair Value Measurements

We paid our final earnout liability of $700,000 in January 2023 and as of March 31, 2023, there were no earnout liabilities remaining.

6. Property and Equipment

Property and equipment are comprised of the following:

	March 31, 2024	December 31, 2023
Computer hardware and purchased software	$1,455,334	$1,437,023
Leasehold improvements	395,919	395,919
Furniture and fixtures	324,296	324,296
	2,175,549	2,157,238
Less: accumulated depreciation	(1,294,809)	(1,232,981)
Property and equipment, net	$880,740	$924,257

Total depreciation expense on our property and equipment for the three months ended March 31, 2024 and 2023 amounted to $61,828 and $61,939, respectively.

7. Notes Payable

Summary of Notes Payable to Unrelated Parties

The table below summarizes all notes payable at March 31, 2024 and December 31, 2023, respectively with the exception of related party notes disclosed in Note 8 “Notes Payable - Related Parties.”

	March 31, 2024	December 31, 2023
Notes payable – “2022 Unrelated Notes”	$1,864,500	$2,364,500
Less unamortized debt issuance costs	(101,468)	(155,258)
Less current portion	(325,000)	-
Long-term portion of notes payable	$1,438,032	$2,209,242

Subordinated Notes Payable	Issue Date	Interest Rate	Interest Due	Principal Due
$325,000	April 1, 2022	12%	Quarterly	March 30, 2025
$1,539,500	April 1, 2022	12%	Quarterly	December 31, 2025

Future minimum principal payments of the Notes Payable to Unrelated Parties are as follows:

As of March 31,	Amount
2025	$325,000
2026	1,539,500
Total	$1,864,500

As of March 31, 2024 and December 31, 2023, accrued interest for these notes payable with the exception of the related party notes in Note 8, “Notes Payable - Related Parties,” was $0. As of March 31, 2024 and December 31, 2023, unamortized debt issuance costs were reflected within long term liabilities on the condensed consolidated balance sheets, netted with the notes payable balance.

With respect to all notes outstanding (other than the notes to related parties), interest expense, including the amortization of debt issuance costs and debt discount for the three months ended March 31, 2024 and 2023 was $124,725 and $151,605, respectively.

8. Notes Payable - Related Parties

Summary of Notes Payable to Related Parties

The table below summarizes all notes payable to related parties at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Notes payable – “2022 Related Note”	$600,000	$600,000
Less unamortized debt issuance costs	(32,593)	(39,398)
Long-term portion of notes payable	$567,407	$560,602

Future minimum principal payments of the 2022 Notes to related parties are as follows:

As of March 31,	Amount
2026	$600,000
Total	$600,000

As of March 31, 2024 and December 31, 2023, accrued interest for these notes payable – related parties were $0. As of March 31, 2024 and December 31, 2023, unamortized deferred financing costs were reflected within long term liabilities on the consolidated balance sheets, netted with the corresponding notes payable balance.

With respect to all notes payable – related parties outstanding, interest expense, including the amortization of debt issuance costs, for the three months ended March 31, 2024 and 2023 and was $24,805 and $25,879, respectively.

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

Leases

For each of the below listed leases, management has determined it will utilize the base rental period and have not considered any renewal periods.

Location	Square Feet	Monthly Rent	Lease Expiry
Columbus, OH	6,000	$5,250	December 31, 2028
Madison Heights, MI	36,000	$44,048	August 31, 2026
Sterling Heights, MI	37,000	$21,692	April 30, 2028
Traverse City, MI	5,200	$5,100	January 31, 2026

Temporary space
Madison Heights, MI	3,200	$1,605	month to month

Vehicles
various	n/a	$4,901	September 30, 2028

The following table sets forth the future minimum lease payments under our leases:

For the twelve months ending March 31,	Finance Leases	Operating Leases
2025	$89,954	$951,885
2026	89,954	950,991
2027	71,204	578,184
2028	63,855	358,282
2029	39,194	76,821
Thereafter	1,883	-
Less Imputed Interest	(55,024)	(333,209)
	$301,020	$2,582,954

The following table summarizes the components of lease expense:

For the three months ending March 31,	2024	2023
Finance lease expense:
Amortization of ROU asset	$16,768	$6,709
Interest on lease liabilities	6,468	2,832
Operating lease expense	234,439	237,449
Short-term lease expense	4,814	4,814

The following tables set forth additional information pertaining to our leases:

For the three months ending March 31,	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases (interest)	$6,468	$2,832
Financing cash flows from finance leases (principal)	14,138	5,467
Operating cash flows from operating leases	187,724	170,759
ROU assets obtained in exchange for new finance lease liabilities	89,289	40,529
Weighted average remaining lease term – finance leases	4.3 years	5.5 years
Weighted average remaining lease term – operating leases	3.3 years	4.2 years
Weighted average discount rate – finance leases	9.75%	7.50%
Weighted average discount rate – operating leases	6.98%	6.97%

10. Stockholders’ Equity

Common Stock

As of March 31, 2024, 4,113,621 shares of common stock were issued and outstanding, 255,958 shares of common stock were reserved for issuance upon the exercise of outstanding warrants, 497,330 shares of common stock were reserved for issuance under our 2015 Equity Incentive Plan, as amended (the “2015 Plan”), and 150,000 shares were reserved for issuance under our 2023 Non-Employee Director Compensation Plan.

The following table describes the shares and warrants issued as part of our 2022 and 2020 private placements:

Issuance of Common Stock	Issue Date	Shares Issued	Price per share	Warrants Issued	Warrant Exercise Price	Warrant Fair Value
Private Placement 2022	April 1, 2022	1,242,588	$4.62	124,258	$4.62	$3.91
Private Placement 2020	March 2, 2020	955,000	$4.00	95,500	$4.00	$3.90

Amortization of the debt issuance costs for the Private Placement 2022 offering was recorded at $60,595 and $38,931 for the three months ended March 31, 2024 and 2023, respectively. Amortization of the debt issuance costs for the Private Placement 2020 offering was recorded at $11,065 for the three months ended March 31, 2023.

Warrants

The following sets forth the warrants to purchase our common stock that were outstanding as of March 31, 2024:

Warrants Outstanding	Warrant Exercise Price	Warranty Expiry
124,258	$4.62	March 30, 2027
95,500	$4.00	March 30, 2027
16,000	$9.00	March 30, 2027
17,200	$12.50	March 30, 2027
3,000	$15.00	March 30, 2027

11. Stock-Based Compensation

From time to time, we issue stock options and restricted stock as compensation for services rendered by our directors and employees.

Restricted Stock

On March 19, 2024, we granted 127,500 shares of restricted common stock to certain employees. The grants of restricted common stock were made in accordance with the 2015 Plan and were subject to vesting, as follows: 42,495 shares vested on March 19, 2024; 42,495 shares vest on April 2, 2025, and 42,510 shares vest on April 2, 2026. Stock compensation of $397,901 was recorded on the issuance of the common stock for the three months ended March 31, 2024.

Stock Options

We did not make any stock option grants during the three months ended March 31, 2024 or 2023.

A summary of stock option activity during the three months ended March 31, 2024 and 2023 is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2024	357,887	$5.69	8 years	$-

Outstanding at March 31, 2024	357,887	$5.69	7 years	$-

Exercisable at March 31, 2024	186,594	$5.60	7 years	$-

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2023	365,447	$5.89	8 years	$19,200
Forfeited	(5,000)	4.00
Outstanding at March 31, 2023	360,447	$5.92	8 years	$19,200

Exercisable at March 31, 2023	92,860	$6.50	7 years	$19,200

During the three months ended March 31, 2024 and 2023, stock-based compensation for options was $115,456 and $118,162, respectively.

As of March 31, 2024 and December 31, 2023, there was $432,525 and $547,981, respectively, of total unrecognized compensation costs related to stock options granted under our stock option agreements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of one year. The total fair value of stock options that vested during the three months ended March 31, 2024 and 2023 was $0 and $10,238, respectively.

12. Concentrations

Revenues from a limited number of customers have accounted for a substantial percentage of our total revenues. During the three months ended March 31, 2024 and 2023, our largest customer, the State of Michigan, accounted for 48% and 34%, respectively, of our total revenues for each period, and our second largest customer, Rocket Mortgage, accounted for 4% and 10% of our total revenues for each period.

For the three months ended March 31, 2024 and 2023, government contracts, including K-12 education, represented approximately 86% and 72% of our net revenues, respectively. A significant portion of our sales to resellers represent ultimate sales to government agencies.

As of March 31, 2024, accounts receivable concentrations from our two largest customers were 60% and 8% of gross accounts receivable, respectively by customer. As of December 31, 2023, accounts receivable concentrations from our two largest customers were 62% and 3% of gross accounts receivable, respectively by customer.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial conditions and results of operations should be read together with our condensed consolidated financial statements and notes thereto included in Part I, Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q, and with the condensed consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods. Any forward-looking statements in this discussion and analysis should be read in conjunction with the information set forth in “Note Regarding Forward-Looking Statements” elsewhere herein. In this Quarterly Report, we sometimes refer to the three month period ended March 31, 2024 as the first quarter 2024, and to the three month period ended March 31, 2023 as the first quarter 2023.

Company Overview

We are a document services and software solutions company serving both the small-to-medium business and governmental sectors with their digital transformation and process automation initiatives. Our digital transformation products and services are provided through two reporting segments: Document Management and Document Conversion. Our Document Management segment consists primarily of solutions involving our software platform, allowing customers to capture and manage their documents across operations such as scanned hard-copy documents and digital documents including those from Microsoft Office 365, digital images, audio, video and emails. Our Document Conversion segment provides assistance to customers as a part of their overall document strategy to convert documents from one medium to another, predominantly paper to digital, including migration to our software solutions, as well as micrographics conversions and long-term storage and retrieval services. Our solutions create value for customers by making it easy to connect business-critical documents to the people who need them by making those documents easy to find and access, while also being secure and compliant with the customers’ audit requirements. Solutions are sold both directly to end-users and through resellers.

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

How We Evaluate our Business Performance and Opportunities

There has been no material change during the first quarter 2024 to the major qualitative and quantitative factors we consider in the evaluation of our operating results as set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — How We Evaluate our Business Performance and Opportunities” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Executive Overview of Results

Revenues were up $320,251, or 7.6%, primarily driven by software as a service and professional services more than offsetting expected weakness in storage and retrieval and sales of direct premise software. In expenses, we recorded $397,901 in stock compensation expense related to our restricted stock awards to employees, without which our operating expenses (excluding cost of revenues) would have increased 7.4% year over year.

Below are our key financial results for the first quarter 2024 (consolidated unless otherwise noted):

●	Revenues were $4,507,084, representing revenue growth of 7.6% year over year.

●	Cost of revenues was $1,607,440, an increase of 4.3% year over year.

●	Operating expenses (excluding cost of revenues) were $2,934,124, an increase of 24.2% year over year. This amount includes a 2024 stock compensation expense of $397,901 related to restricted stock awards to employees.

●	Loss from operations was $34,480, compared to income from operations $283,999 in the first quarter 2023.

●	Net loss was $174,714 with basic and diluted net loss per share of $0.04, compared to net income of $112,563 with basic and diluted net income per share of $0.03 in the first quarter 2023.

●	Q1 2024 included $397,901 of stock compensation expense related to our restricted stock awards to employees.

●	Net cash provided by operating activities was $611,766, compared to $174,357 used in operations in the first quarter 2023.

●	Capital expenditures were $127,932 including capitalized software costs of $109,621, compared to $134,569 in the first quarter 2023, including capitalized software costs of $112,208.

●	As of March 31, 2024, we had 180 employees, including 36 part-time employees, compared to 167 employees as of March 31, 2023.

Financial Impact of Current Economic Conditions

Our overall performance depends on economic conditions, including the current inflationary environment, increased interest rates, and slowing global growth rates.

Employee wages, our largest expense, have recently increased due to wage inflation. These increased labor costs have slightly decreased our profit margin over 2023 and continuing into the first quarter of 2024, but we continue to mitigate this by appropriately increasing customer renewal rates whenever we have the contractual ability to do so. We anticipate that the inflationary effect on our wages has stabilized.

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

Uncertainties, Trends, and Risks that can cause Fluctuations in our Operating Results

Our operating results have fluctuated significantly in the past and are expected to continue to fluctuate in the future due to a variety of factors, in addition to economic conditions, that are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Uncertainties, Trends, and Risks that can cause Fluctuations in our Operating Results” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Due to all these factors and the other risks discussed in Part II, Item 1 of this Quarterly Report, and Part I, Item IA, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, our past results of operations should not be relied upon as an indication of our future performance. Comparisons of our operating results with prior periods is not necessarily meaningful or indicative of future performance.

Reportable Segments

We have two reportable segments: Document Management and Document Conversion. These reportable segments are discussed above under “Company Overview.”

Results of Operations

Revenues

The following table sets forth our revenues by reportable segment for the periods indicated:

	Three months ended March 31, 2024	Three months ended March 31, 2023
Revenues
Document Management	$1,820,420	$1,769,483
Document Conversion	2,686,664	2,417,350
Total revenues	$4,507,084	$4,186,833

Gross profit
Document Management	$1,556,893	$1,483,108
Document Conversion	1,342,751	1,162,731
Total gross profit	$2,899,644	$2,645,839

The following table sets forth our revenues by revenue source for the periods indicated:

	Three months ended March 31, 2024	Three months ended March 31, 2023
Revenues by revenue source
Sale of software	$5,779	$15,293
Software as a service	1,405,153	1,238,432
Software maintenance services	357,983	349,542
Professional services	2,479,678	2,299,289
Storage and retrieval services	258,491	284,277
Total revenues	$4,507,084	$4,186,833

The following tables sets forth our revenues by revenue source and segment for the periods indicated:

	Three months ended March 31, 2024	Three months ended March 31, 2023
Document management segment revenues:
Sale of software	$5,779	$15,293
Software as a service	1,405,153	1,238,432
Software maintenance services	357,983	349,542
Professional services	51,505	166,216
Total document management segment revenues	$1,820,420	$1,769,483

	Three months ended March 31, 2024	Three months ended March 31, 2023
Document conversion segment revenues:
Professional services	$2,428,173	$2,133,073
Storage and retrieval services	258,491	284,277
Total document conversion segment revenues	$2,686,664	$2,417,350

Our total revenues in the first quarter 2024 increased by $320,251, or 7.6%, over our first quarter 2023 revenues, driven primarily by software as a service, which grew 13.5% year over year for the first quarter 2024. Our strong professional services, which grew 7.8%, also contributed. Growth was partially offset by continued softer demand for the transactional portion of our storage and retrieval services from a significant customer in the home mortgage lending industry, which decreased 9.1% year over year.

Software as a Service Revenues

We provide access to our software solutions as a service, accessible through the internet. Our customers typically enter into our software as a service agreement for periods of one year or more. Under these agreements, we generally provide access to the applicable software, data storage and related customer assistance and support. Revenues from the sale of software as a service, which are reported as part of our Document Management segment increased by $166,721, or 13.5% in the first quarter 2024 compared to 2023. This increase was primarily the result of new cloud-based solution sales, as well as expanded data storage, user seats, and hosting fees for existing customers.

Professional Services Revenues

Professional services revenues primarily consist of revenues from document scanning and conversion services, plus consulting, discovery, training, and advisory services to assist customers with document management needs. These revenues include arrangements that do not involve the sale of software. Of our $2,479,678 in professional services revenues during the first quarter 2024, $2,428,173 was derived from our Document Conversion operations and $51,505 was derived from our Document Management operations. Our overall professional services revenues increased by $180,389, or 7.8%, in the first quarter 2024 compared to 2023. This increase is the result of as strong pipeline in our Document Conversion segment, along with realized price increases in late 2023. However, we believe that our largest customer intends to renegotiate, and accordingly reduce, our pricing on a significant portion of our work for this customer, which could have a significant adverse impact on our future professional services revenues as well as our overall revenues, margins, net income and cash flows beginning later this year.

Costs of Revenues and Gross Profits

The following table sets forth our cost of revenues by reportable segment for the periods indicated:

	Three months ended March 31, 2024	Three months ended March 31, 2023
Cost of revenues by segment
Document Management	$263,527	$286,375
Document Conversion	1,343,913	1,254,619
Total cost of revenues	$1,607,440	$1,540,994

The following table sets forth our cost of revenues, by revenue source, for the periods indicated:

	Three months ended March 31, 2024	Three months ended March 31, 2023
Cost of revenues:
Sale of software	$5,065	$8,181
Software as a service	215,992	220,640
Software maintenance services	15,710	16,716
Professional services	1,284,063	1,187,116
Storage and retrieval services	86,610	108,341
Total cost of revenues	$1,607,440	$1,540,994

The following tables sets forth our cost of revenues by revenue source and segment for the periods indicated:

	Three months ended March 31, 2024	Three months ended March 31, 2023
Document management segment cost of revenues:
Sale of software	$5,065	$8,181
Software as a service	215,992	220,640
Software maintenance services	15,710	16,716
Professional services	27,160	61,986
Total document management segment cost of revenues	$263,927	$307,523

	Three months ended March 31, 2024	Three months ended March 31, 2023
Document conversion segment cost of revenues:
Professional services	$1,256,903	$1,125,130
Storage and retrieval services	86,610	108,341
Total document conversion segment cost of revenues	$1,343,513	$1,233,471

Our total cost of revenues during the first quarter 2024 increased by $66,446 or 4.3%, over 2023. Our cost of revenues for our Document Management segment decreased by $43,586, or 14.2%, primarily due to scale and efficiencies. Our cost of revenues for our Document Conversion segment increased by $110,042, or 8.9%, in the first quarter 2024 compared to 2023 primarily due to the increased demand, resulting in higher revenues and more labor to complete projects, as well as wage increases.

	For the three months ended March 31,
	2024	2023

Gross profit:
Sale of software	$714	$7,112
Software as a service	1,189,161	1,017,792
Software maintenance services	342,273	332,826
Professional services	1,195,615	1,112,173
Storage and retrieval services	171,881	175,936
Total gross profit	$2,899,644	$2,645,839

Gross profit percentage:
Sale of software	12.4%	46.5%
Software as a service	84.6%	82.2%
Software maintenance services	95.6%	95.2%
Professional services	48.2%	48.4%
Storage and retrieval services	66.5%	61.9%
Total gross profit percentage	64.3%	63.2%

Our overall gross profit increased to 64.3% in the first quarter 2024 from 63.2% in 2023. The increase in the mix of software as a service revenue was the principal driver of the increase, due to the addition of Yellow Folder and overall strong margins in the Document Management segment, partially offset by margin erosion in the Document Conversion segment, driven by reduced margins in the storage and retrieval services, as well as wage increases.

Cost of Software as a Service

Cost of software as a service, or SaaS, consists primarily of technical support personnel, hosting services, and related costs. Cost of software as a service during the first quarter 2024 decreased by $4,648, or 2.1%, from the first quarter 2023. This decrease in the cost of SaaS was the result of efficiencies in support, including reduced support call volume, as well as some benefits from scale. Our gross margin in the first quarter increased to 84.6% compared to 82.2% in 2023.

Cost of Professional Services

Cost of professional services consists primarily of compensation for employees performing the document conversion services, compensation of our software engineers and implementation consultants when working on billable customer projects, and related third-party costs. Cost of professional services increased in the first quarter 2024 by $96,947, or 8.2%, over 2023, primarily due to increased staffing levels in our Document Conversion segment, to support our corresponding increased revenues, as well as wage increases. Consolidated, our gross margin for professional services decreased to 48.2% during the first quarter 2024 compared to 48.4% in 2023. Gross margins related to consulting services in Document Management and digital transformation services in Document Conversion may vary widely, depending upon the nature of the project and the amount of labor required to complete a project.

Operating Expenses

The following table sets forth our operating expenses for the periods indicated:

	Three months ended March 31, 2024	Three months ended March 31, 2023
Operating expenses:
General and administrative	$2,128,493	$1,554,611
Sales and marketing	541,621	579,511
Depreciation and amortization	264,010	227,718

Total operating expenses	$2,934,124	$2,361,840

General and Administrative Expenses

General and administrative expenses increased in the first quarter 2024 $573,882 or 36.9%, primarily related to $397,901 in expense related to our restricted stock award grant to employees first quarter 2024. Excluding the restricted stock award expense, total expenses increased by $175,981, or 11.3%, over 2023, related to investments in order to scale, such as development, finance, and our SOC2 process, as well as wage increases and infrastructure investments such as our internal ERP system upgrade from QuickBooks to NetSuite. These increases were reflected in both our Document Management segment, in which our general and administrative expenses increased to $1,145,031 in first quarter 2024 from $800,729 in 2023, and also in our Document Conversion segment, in which our general and administrative expenses increased to $983,462 in first quarter 2024 from $753,882 in 2023.

Sales and Marketing Expenses

Sales and marketing expenses during the first quarter 2024 decreased by $37,890, or 6.5%, from the first quarter 2023, principally related to an open position, as well as normal fluctuations in commissions expense.

Depreciation and Amortization

Depreciation and amortization during the first quarter 2024 increased by $36,292, or 15.9%, over the first quarter 2023 primarily as a result of increased amortization of capitalized software costs.

Other Items of Income and Expense

Interest Expense, Net

Interest expense was $140,234 during the first quarter 2024, net of $9,296 of interest income, as compared with $171,436 during the first quarter 2023, representing a decrease of $31,202 or 18.2%. The decrease resulted from reduced interest resulting from principal repayment of the 2020 Notes on February 28, 2023 and August 31, 2023. The 2022 Notes principal prepayment of $500,000 on March 30, 2024 had a negligible impact on interest expense in the first quarter 2024.

Liquidity and Capital Resources

We have financed our operations primarily through a combination of cash on hand, cash generated from operations, borrowings from third parties and related parties, and proceeds from private sales of equity. Since 2012, we have raised a net total of approximately $24.0 million in cash through issuances of debt and equity securities, net of $2.5 million in debt repayments. As of March 31, 2024, we had approximately $1.2 million in cash and cash equivalents, net working capital of $0.2 million, and an accumulated deficit of $21.3 million. In March 2024, we prepaid $0.5 million in principal of the 2022 Notes.

In 2024 and 2023, we engaged in several actions that significantly improved our liquidity and cash flows, including (i) effective October 1, 2023 through September 30, 2024, securing a renewal contract with our largest customer, containing an estimated net rate increase for all non-fixed pricing projects of approximately 21%, compared to the current rates in effect for the contract period commencing June 1, 2018, and (ii) on March 13, 2024, we agreed with the note holders to amend the Unrelated Notes and Related Notes to extend the maturity date to December 31, 2025, for $1,519,500 of the remaining $2,364,500 in 2022 Unrelated Notes and all $600,000 of the 2022 Related Notes. However, we believe that our largest customer intends to renegotiate our pricing on a significant portion of our work this customer, which could have an adverse impact on our overall revenues, cash flows, liquidity and capital resources.

Our existing debt as of March 31, 2024 is comprised of approximately $0.3 million due March 30, 2025 and approximately $2.1 million due December 31, 2025. Our operating cash flow alone may be insufficient to meet the debt obligations in full in 2025. We believe we could seek additional debt or equity financing on acceptable terms. We believe that our balance sheet and financial statements would support a full or partial refinancing or other appropriate modification of the current promissory notes, such as an extension or conversion to equity. We are confident in our ability to prudently manage our current debt on terms acceptable to us.

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

Indebtedness

As of March 31, 2024, our outstanding long-term indebtedness consisted of the 2022 Notes issued to accredited investors on April 1, 2022, with an aggregate outstanding principal balance of $2,464,500 and accrued interest of $0.

See Note 7 and Note 8 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report for further information on the 2022 notes.

Capital Expenditures

There were no material commitments for capital expenditures at March 31, 2024.

Cash Provided by and Used in Operating Activities

Net cash provided by operating activities during the first quarter 2024 was $611,766, primarily attributable to the net income adjusted for non-cash expenses of $770,617, an increase in operating assets of $40,447 and a decrease in operating liabilities of $56,310. Net cash used in operating activities during the first quarter 2023 was $174,357, primarily attributable to the net income adjusted for non-cash expenses of $434,066, an increase in operating assets of $383,039 and a decrease in operating liabilities of $337,947, primarily deferred revenues of $571,788.

Cash Used in Investing Activities

Net cash used in investing activities in the first quarter 2024 was $127,932, including $109,621 related to capitalized internal use software. Net cash used in investing activities in the first quarter 2023 was $134,569, including $112,208 related to capitalized internal use software.

Cash Used in Financing Activities

Net cash used in financing activities during 2024 amounted to $500,000 in repayment of notes payable, and $14,138 in the principal portion of finance lease liabilities. Net cash used in financing activities during 2023 amounted to $700,000 in earnout liability payments, $262,950 in repayment of notes payable, and $5,467 in the principal portion of a finance lease liability.

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

Our critical accounting policies and estimates are set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There were no material changes to our critical accounting policies and estimates during the first quarter 2024.

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

Based on this evaluation, we concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Our business and operating results are subject to many risks, uncertainties and other factors. If any of these risks were to occur, our business, affairs, assets, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. There have been no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, except as follows:

Our largest customer may renegotiate the pricing on a significant portion of our work with the customer, which could materially and adversely affect our business, operating results and cash flows.

We believe that our largest customer, may seek a reduction on the pricing on a significant portion of our work with them, which could take effect beginning in the fourth quarter of 2024. While we have not received any formal or written notice from this customer as of the date of this Quarterly Report, in the event of any such renegotiation resulting in a reduction on the pricing of our work, we intend to take actions with respect to other work with this customer that could mitigate the overall effects of any such pricing reduction, although there is no assurance that we will be able to mitigate the effects of any pricing reduction or how effective any such mitigation will be. This customer may terminate any contract or any portion thereof without cause, so it has the ability to renegotiate pricing even outside any stated contract term. The loss of revenue from this customer due to any such pricing reduction could materially and adversely affect our business, operating results and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

During the first fiscal quarter ended March 31, 2024, no Section 16 director or officer adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified, or terminated during the fiscal quarter ended March 31, 2024, by our directors and Section 16 officers.

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

INTELLINETICS, INC.

Dated:	May 14, 2024

By:	/s/ James F. DeSocio
James F. DeSocio
President and Chief Executive Officer

Dated: May 14, 2024

By:	/s/ Joseph D. Spain
Joseph D. Spain
Chief Financial Officer

