Form 10-Q
period 2024-06-30
INTELLINETICS, INC.
filed 2024-08-13
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

As of August 9, 2024, there were 4,230,806 shares of the issuer’s common stock outstanding, each with a par value of $0.001 per share.

INTELLINETICS, INC.

Form 10-Q

June 30, 2024

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

Any forward-looking statements we make are based on our current plans, intentions, objectives, strategies, projections and expectations, as well as assumptions made by and information currently available to management. Forward-looking statements are not guarantees of future performance or events, but are subject to and qualified by substantial risks, uncertainties and other factors, which are difficult to predict and are often beyond our control. Forward-looking statements will be affected by assumptions and expectations we might make that do not materialize or that prove to be incorrect and by known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed, anticipated or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, those described in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on March 28, 2024, and those described in Part II, Item 1A, “Risk Factors,” of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024, filed on May 14, 2024, as well as other risks, uncertainties and factors discussed elsewhere in this Quarterly Report, in documents that we include as exhibits to or incorporate by reference in this report, and in other reports and documents we from time to time file with or furnish to the Securities and Exchange Commission (the “SEC”). In light of these risks and uncertainties, you are cautioned not to place undue reliance on any forward-looking statements that we make.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(unaudited)
	June 30,	December 31,
	2024	2023

ASSETS
Current assets:
Cash	$1,680,669	$1,215,248
Accounts receivable, net	1,449,188	1,850,375
Accounts receivable, unbilled	1,483,313	1,320,837
Parts and supplies, net	93,926	110,272
Contract assets	141,214	140,165
Prepaid expenses and other current assets	335,380	367,478
Total current assets	5,183,690	5,004,375

Property and equipment, net	999,276	924,257
Right of use assets, operating	2,276,171	2,532,928
Right of use assets, finance	274,112	219,777
Intangible assets, net	3,654,183	3,909,338
Goodwill	5,789,821	5,789,821
Other assets	685,471	645,764
Total assets	$18,862,724	$19,026,260

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$340,298	$194,454
Accrued compensation	540,237	337,884
Accrued expenses	160,947	164,103
Lease liabilities, operating - current	797,870	712,607
Lease liabilities, finance - current	66,000	49,926
Deferred revenues	2,755,185	2,927,808
Total current liabilities	4,660,537	4,386,782

Long-term liabilities:
Notes payable	1,467,312	2,209,242
Notes payable - related party	572,063	560,602
Lease liabilities, operating - net of current portion	1,596,960	1,942,970
Lease liabilities, finance - net of current portion	219,490	175,943
Total long-term liabilities	3,855,825	4,888,757
Total liabilities	8,516,362	9,275,539

Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized; 4,230,806 and 4,113,621 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	4,231	4,114
Additional paid-in capital	31,536,818	30,841,630
Accumulated deficit	(21,194,687)	(21,095,023)
Total stockholders’ equity	10,346,362	9,750,721
Total liabilities and stockholders’ equity	$18,862,724	$19,026,260

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Revenues:
Sale of software	$14,933	$63,646	$20,712	$78,939
Software as a service	1,400,591	1,277,918	2,805,744	2,516,350
Software maintenance services	353,966	349,139	711,949	698,681
Professional services	2,662,358	2,298,316	5,142,036	4,597,605
Storage and retrieval services	209,745	269,411	468,236	553,688
Total revenues	4,641,593	4,258,430	9,148,677	8,445,263

Cost of revenues:
Sale of software	1,125	7,344	6,190	15,525
Software as a service	217,586	258,382	433,578	479,022
Software maintenance services	13,364	15,117	29,074	31,833
Professional services	1,344,541	1,307,341	2,628,604	2,494,457
Storage and retrieval services	61,998	79,813	148,608	188,154
Total cost of revenues	1,638,614	1,667,997	3,246,054	3,208,991

Gross profit	3,002,979	2,590,433	5,902,623	5,236,272

Operating expenses:
General and administrative	2,025,796	1,561,939	4,154,289	3,116,550
Sales and marketing	530,439	492,303	1,072,060	1,071,814
Depreciation and amortization	274,638	239,803	538,648	467,521

Total operating expenses	2,830,873	2,294,045	5,764,997	4,655,885

Income from operations	172,106	296,388	137,626	580,387

Interest expense, net	(97,056)	(160,654)	(237,290)	(332,090)

Net income (loss)	$75,050	$135,734	$(99,664)	$248,297

Basic net income (loss) per share:	$0.02	$0.03	$(0.02)	$0.06
Diluted net income (loss) per share:	$0.02	$0.03	$(0.02)	$0.06

Weighted average number of common shares outstanding - basic	4,229,518	4,073,757	4,171,570	4,073,757
Weighted average number of common shares outstanding - diluted	4,722,063	4,073,757	4,171,570	4,073,757

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2024 and 2023

(unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2023	4,073,757	$4,074	$30,297,179	$(21,501,726)	$8,799,527

Stock Option Compensation	-	-	115,455	-	115,455

Net Income	-	-	-	135,734	135,734

Balance, June 30, 2023	4,073,757	$4,074	$30,412,634	$(21,365,992)	$9,050,716

Balance, March 31, 2024	4,113,621	$4,114	$31,285,462	$(21,269,737)	$10,019,839

Stock Option Compensation	-	-	115,456	-	115,456

Restricted Share Issuance	117,185	117	135,900	-	136,017

Net Income	-	-	-	75,050	75,050

Balance, June 30, 2024	4,230,806	$4,231	$31,536,818	$(21,194,687)	$10,346,362

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2022	4,073,757	$4,074	$30,179,017	$(21,614,289)	$8,568,802

Stock Option Compensation	-	-	233,617	-	233,617

Net Income	-	-	-	248,297	248,297

Balance, June 30, 2023	4,073,757	$4,074	$30,412,634	$(21,365,992)	$9,050,716

Balance, December 31, 2023	4,113,621	$4,114	$30,841,630	$(21,095,023)	$9,750,721

Stock Option Compensation	-	-	230,912	-	230,912

Restricted Share Issuance	117,185	117	464,276	-	464,393

Net Loss	-	-	-	(99,664)	(99,664)

Balance, June 30, 2024	4,230,806	$4,231	$31,536,818	$(21,194,687)	$10,346,362

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2024	2023

Cash flows from operating activities:
Net (loss) income	$(99,664)	$248,297
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	538,648	467,521
Bad debt (recovery) expense	(143)	27,528
Loss on disposal of fixed assets	547	-
Amortization of deferred financing costs	94,531	95,152
Amortization of debt discount	-	17,778
Amortization of right of use assets, financing	34,954	14,959
Share based compensation	695,305	233,617
Changes in operating assets and liabilities:
Accounts receivable	401,330	(233,431)
Accounts receivable, unbilled	(162,476)	(441,603)
Parts and supplies	16,346	652
Prepaid expenses and other current assets	31,049	(27,999)
Accounts payable and accrued expenses	345,041	(22,062)
Operating lease assets and liabilities, net	(3,990)	6,280
Deferred revenues	(172,623)	(686,320)
Total adjustments	1,818,519	(547,928)
Net cash provided by (used in) operating activities	1,718,855	(299,631)

Cash flows from investing activities:
Capitalization of internal use software	(198,051)	(208,417)
Purchases of property and equipment	(200,715)	(82,684)
Net cash used in investing activities	(398,766)	(291,101)

Cash flows from financing activities:
Payment of earnout liabilities	-	(700,000)
Principal payments on financing lease liability	(29,668)	(12,312)
Repayment of notes payable	(825,000)	(262,950)
Net cash used in financing activities	(854,668)	(975,262)

Net increase (decrease) in cash	465,421	(1,565,994)
Cash - beginning of period	1,215,248	2,696,481
Cash - end of period	$1,680,669	$1,130,487

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$160,813	$226,570
Cash paid during the period for income taxes	$12,999	$7,708

Supplemental disclosure of non-cash financing activities:
Right-of-use asset obtained in exchange for finance lease liability	$89,289	$-

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

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 28, 2024.

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

We do not generally require collateral or other security to support customer receivables; however, we may require customers to provide retainers, up-front deposits or irrevocable letters-of-credit when considered necessary to mitigate credit risks. The Company estimates a current estimated credit losses (“CECL”) for accounts receivable and accounts receivable-unbilled. The CECL for receivables are estimated based on the receivable aging category, credit risk of specific customers, past collection history, and management’s evaluation of collectability. Provisions for CECL are classified within selling, general and administrative costs.

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

During the reporting period, the estimate of credit losses may change due to several factors including payment patterns of customers, changes in customer creditworthiness, and broader economic conditions. Such changes are captured in the financial statements to ensure they accurately reflect the company’s assessment of credit risk and expected losses at the end of each reporting period. Credit losses have been within management’s expectations. At June 30, 2024 and December 31, 2023, our allowance for credit losses was $120,365 and $124,103, respectively.

Changes in the allowance for credit losses for the periods ended June 30, 2024 and 2023 were as follows:

Trade Receivables
As of December 31, 2023	$(124,103)
(Provisions) Reductions charged to operating results	$14,588
As of March 31, 2024	$(109,515)
(Provisions) Reductions charged to operating results	$(10,850)
As of June 30, 2024	$(120,365)

Trade Receivables
As of December 31, 2022	$(88,331)
(Provisions) Reductions charged to operating results	$(21,742)
Accounts write-offs	$1,640
As of March 31, 2023	$(108,433)
(Provisions) Reductions charged to operating results	$(5,786)
Accounts write-offs	$0
As of June 30, 2023	$(114,219)

Revenue Recognition

We categorize revenue as software, software as a service, software maintenance services, professional services, and storage and retrieval services. We earn the majority of our revenue from the sale of professional services, followed by the sale of software as a service. We apply our revenue recognition policies as required in accordance with ASC 606 based on the facts and circumstances of each category of revenue. More detail regarding each category of revenue is contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 28, 2024.

Contract balances

The following table present changes in our contract assets during the six months ended June 30, 2024 and 2023:

	Balance at Beginning of Period	Billings	Payments Received	Balance at End of Period
Six months ended June 30, 2024
Accounts receivable	$1,850,375	$8,889,383	$(9,290,570)	$1,449,188

Six months ended June 30, 2023
Accounts receivable	$1,121,083	$7,342,400	$(7,136,497)	$1,326,986

	Balance at Beginning of Period	Revenue Recognized in Advance of Billings	Billings	Balance at End of Period
Six months ended June 30, 2024
Accounts receivable, unbilled	$1,320,837	$2,972,740	$(2,810,264)	$1,483,313

Six months ended June 30, 2023
Accounts receivable, unbilled	$596,410	$2,703,932	$(2,262,329)	$1,038,013

	Balance at Beginning of Period	Commissions Paid	Commissions Recognized	Balance at End of Period
Six months ended June 30, 2024
Other contract assets	$140,165	$48,483	$(47,434)	$141,214

Six months ended June 30, 2023
Other contract assets	$80,378	$80,077	$(63,985)	$96,470

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

Remaining performance obligations represent the transaction price from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 99% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. As of June 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations for software as a service and software maintenance contracts with a duration greater than one year was $35,657. As of December 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations for software as a service and software maintenance contracts with a duration greater than one year was $72,212. This does not include revenue related to performance obligations that are part of a contract whose original expected duration is one year or less.

The following table presents changes in our contract liabilities during the six months ended June 30, 2024 and 2023:

	Balance at			Balance at
	Beginning		Recognized	End of
	of Period	Billings	Revenue	Period
Six months ended June 30, 2024
Contract liabilities: Deferred revenue	$2,927,808	$3,953,386	$(4,126,009)	$2,755,185

Six months ended June 30, 2023
Contract liabilities: Deferred revenue	$2,754,064	$3,522,274	$(4,208,594)	$2,067,744

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

In accordance with ASC 350-40, “Internal-Use Software,” we capitalize purchase and implementation costs of internal use software. Once an application has reached development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable that the expenditure will result in additional functionality. Such costs in the amount of $88,430 and $198,051 were capitalized during the three and six months ended June 30, 2024. Such costs in the amount of $96,209 and $208,417 were capitalized during the three and six months ended June 30, 2023.

Capitalized costs are stated at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the related assets on a straight-line basis, which is three years. At June 30, 2024 and December 31, 2023, our condensed consolidated balance sheets included $670,686 and $630,979, respectively, in other long-term assets.

For the three and six months ended June 30, 2024 and 2023, our expensed software development costs were $170,822 and $330,553, respectively, and $140,003 and $271,746, respectively.

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

Advertising

We expense the cost of advertising as incurred. Advertising expense for the three and six months ended June 30, 2024 and 2023 amounted to $9,426 and $15,403, respectively, and $6,123 and $12,243, respectively.

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

For the first quarter 2024, certain options and warrants were in-the-money and others were not. For other periods presented, the six months ended June 30, 2024 and the three and six months ended 2023, we have outstanding warrants and stock options which have not been included in the calculation of diluted net loss per share because to do so would be anti-dilutive. The six months ended June 30, 2024 reported a net loss. For the first quarter and six months 2023, no options and warrants were in-the-money. Therefore, for the six months ended June 30,2024 and the three and six months ended June 30, 2023, the numerator and the denominator used in computing both basic and diluted net loss per share are the same.

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

Deferred income taxes are recognized for the tax consequences in future years of temporary differences between the financial reporting and tax bases of assets and liabilities as of each period-end based on enacted tax laws and statutory rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A 100% valuation allowance has been established on deferred tax assets at June 30, 2024 and December 31, 2023, due to the uncertainty of our ability to realize future taxable income.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	June 30, 2024	December 31, 2023
Deferred tax assets
Reserves and accruals not currently deductible for tax purposes	$105,879	$69,676
Amortizable assets	133,544	109,612
Net operating loss carryforwards	4,649,089	4,771,762
	4,888,512	4,951,050
Deferred tax liabilities
Amortizable assets	(209,249)	(197,579)
Property and equipment	(214,390)	(214,698)
Net deferred tax assets	4,464,873	4,538,773
Valuation allowance	(4,464,873)	(4,538,773)
	$-	$-

As of June 30, 2024 and December 31, 2023, we had federal net operating loss carry forwards of approximately $15,477,000 and $15,972,479, respectively, which can be used to offset future federal income tax. A portion of the federal and state net operating loss carry forwards expire at various dates through 2040, and a portion of the net operating loss carry forwards have an indefinite carry forward period. We recorded a valuation allowance against all of our deferred tax assets as of both June 30, 2024, and December 31, 2023. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

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

Information by operating segment is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Revenues
Document Management	$1,859,088	$1,879,369	$3,679,508	$3,705,103
Document Conversion	2,782,505	2,379,061	5,469,169	4,740,160
Total revenues	$4,641,593	$4,258,430	$9,148,677	$8,445,263

Gross profit
Document Management	$1,618,537	$1,536,385	$3,175,430	$3,053,746
Document Conversion	1,384,442	1,054,048	2,727,193	2,182,526
Total gross profit	$3,002,979	$2,590,433	$5,902,623	$5,236,272

Capital additions, net
Document Management	$104,421	$96,209	$215,040	$212,250
Document Conversion	166,413	60,323	183,726	78,851
Total capital additions, net	$270,834	$156,532	$398,766	$291,101

	June 30, 2024	December 31, 2023
Goodwill
Document Management	$3,989,645	$3,989,645
Document Conversion	1,800,176	1,800,176
Total goodwill	$5,789,821	$5,789,821

	June 30, 2024	December 31, 2023
Total assets
Document Management	$9,594,575	$10,104,004
Document Conversion	9,268,149	8,922,256
Total assets	$18,862,724	$19,026,260

Statement of Cash Flows

For purposes of reporting cash flows, cash includes cash on hand and demand deposits held by banks.

Reclassifications

Certain amounts reported in prior filings of the condensed consolidated financial statements have been reclassified to conform to current presentation.

4. Intangible Assets, Net

At June 30, 2024, intangible assets consisted of the following:

	Estimated		Accumulated
	Useful Life	Costs	Amortization	Net
Trade names	10 years	$297,000	$(91,617)	$205,383
Proprietary technology	10 years	861,000	(193,725)	667,275
Customer relationships	5-15 years	4,091,000	(1,309,475)	2,781,525
		$5,249,000	$(1,594,817)	$3,654,183

At December 31, 2023, intangible assets consisted of the following:

	Estimated		Accumulated
	Useful Life	Costs	Amortization	Net
Trade names	10 years	$297,000	$(76,767)	$220,233
Proprietary technology	10 years	861,000	(150,675)	710,325
Customer relationships	5-15 years	4,091,000	(1,112,220)	2,978,780
		$5,249,000	$(1,339,662)	$3,909,338

Amortization expense for the three and six months ended June 30, 2024 and June 30, 2023, amounted to $127,578 and $255,155, respectively, and $127,577 and $255,154, respectively. The following table represents future amortization expense for intangible assets subject to amortization.

For the Twelve Months Ending June 30,	Amount
2024	$505,941
2025	431,441
2026	326,108
2027	319,316
2028	305,733
Thereafter	1,765,644
$3,654,183

5. Fair Value Measurements

We paid our final earnout liability of $700,000 in January 2023 and as of June 30, 2024, there were no earnout liabilities remaining.

6. Property and Equipment

Property and equipment are comprised of the following:

	June 30, 2024	December 31, 2023
Computer hardware and purchased software	$1,633,177	$1,437,023
Leasehold improvements	395,919	395,919
Furniture and fixtures	324,296	324,296
	2,353,392	2,157,238
Less: accumulated depreciation	(1,354,116)	(1,232,981)
Property and equipment, net	$999,276	$924,257

Total depreciation expense on our property and equipment for the three and six months ended June 30, 2024 and 2023 amounted to $63,321 and $125,149, respectively, and $64,675 and $126,614, respectively.

7. Notes Payable – Unrelated Parties

Summary of Notes Payable to Unrelated Parties

The tables below summarize all notes payable at June 30, 2024 and December 31, 2023, respectively, with the exception of related party notes disclosed in Note 9 “Notes Payable - Related Parties.”

	June 30, 2024	December 31, 2023
Notes payable – “2022 Unrelated Notes”	$1,539,500	$2,364,500
Less unamortized debt issuance costs	(72,188)	(155,258)
Long-term portion of notes payable	$1,467,312	$2,209,242

Subordinated Notes Payable	Issue Date	Interest Rate	Interest Due	Principal Due
$1,539,500	April 1, 2022	12%	Quarterly	December 31, 2025

Future minimum principal payments of the Notes Payable to Unrelated Parties are $1,539,500 as of June 30, 2026. As of June 30, 2024 and December 31, 2023, accrued interest for these notes payable with the exception of the related party notes in Note 8, “Notes Payable - Related Parties,” was $0. As of June 30, 2024 and December 31, 2023, unamortized deferred financing costs and unamortized debt discount were reflected within long term liabilities on the condensed consolidated balance sheets, netted with the corresponding notes payable balance.

With respect to all notes outstanding (other than the notes to related parties), interest expense, including the amortization of debt issuance costs and debt discount, for the three and six months ended June 30, 2024 and 2023 was $83,159 and $207,884, respectively, and $136,136 and $287,741, respectively.

8. Notes Payable - Related Parties

Summary of Notes Payable to Related Parties

The tables below summarize all notes payable to related parties at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Notes payable – “2022 Related Note”	$600,000	$600,000

Less unamortized debt issuance costs	(27,937)	(39,398)
Long-term portion of notes payable	$572,063	$560,602

Subordinated Notes Payable	Issue Date	Interest Rate	Interest Due	Principal Due
2022 Related Note	April 1, 2022	12%	Quarterly	December 31, 2025

Future minimum principal payments of the 2022 Notes to related parties are $600,000 as of June 30, 2026. As of June 30, 2024 and December 31, 2023, accrued interest for these notes payable – related parties was $0. As of June 30, 2024 and December 31, 2023, unamortized deferred financing costs and unamortized debt discount were reflected within long term liabilities on the condensed consolidated balance sheets, netted with the corresponding notes payable balance.

With respect to all notes payable – related parties outstanding, interest expense, including the amortization of debt issuance costs, for the three and six months ended June 30, 2024 and 2023 was $22,656 and $47,461, and $25,880 and $51,759, respectively.

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

Operating Leases

For each of the below listed leases, management has determined it will utilize the base rental period and have not considered any renewal periods.

Location	Square Feet	Monthly Rent	Lease Expiry
Columbus, OH	6,000	$5,250	December 31, 2028
Madison Heights, MI	36,000	$44,048	August 31, 2026
Sterling Heights, MI	37,000	$21,692	April 30, 2028
Traverse City, MI	5,200	$5,100	January 31, 2026

Temporary space
Madison Heights, MI	3,200	$1,605	month to month

Vehicles
various	n/a	$4,901	September 30, 2028

The following table sets forth the future minimum lease payments under our leases:

For the twelve months ending June 30,	Finance Leases	Operating Leases
2025	$89,954	$957,371
2026	89,954	936,852
2027	71,204	443,008
2028	63,855	311,010
2029	39,194	35,100
Thereafter	1,883	-
Less Imputed Interest	(70,554)	(288,511)
	$285,490	$2,394,830

The following table summarizes the components of lease expense:

For the three months ending June 30,	2024	2023
Finance lease expense:
Amortization of ROU asset	$18,186	$8,252
Interest on lease liabilities	6,958	3,594
Operating lease expense	235,039	238,864
Short-term lease expense	4,814	4,814

For the six months ending June 30,	2024	2023
Finance lease expense:
Amortization of ROU asset	$34,954	$14,959
Interest on lease liabilities	13,426	6,426
Operating lease expense	469,478	476,312
Short-term lease expense	9,627	9,627

The following tables set forth additional information pertaining to our leases:

For the six months ending June 30,	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases (interest)	$13,426	$6,426
Financing cash flows from finance leases (principal)	29,668	12,312
Operating cash flows from operating leases	380,661	348,284
ROU assets obtained in exchange for new finance lease liabilities	89,289	30,879
Weighted average remaining lease term – finance leases	4.1 years	5.2 years
Weighted average remaining lease term – operating leases	3.1 years	4.0 years
Weighted average discount rate – finance leases	9.73%	8.25%
Weighted average discount rate – operating leases	6.95%	6.95%

10. Stockholders’ Equity

Common Stock

As of June 30, 2024, 4,230,806 shares of common stock were issued and outstanding, 255,958 shares of common stock were reserved for issuance upon the exercise of outstanding warrants, 612,952 shares of common stock were reserved for issuance under our 2015 and 2025 Equity Incentive Plans, as amended (the “2015 Plan” and “2025 Plan”), and 150,000 shares were reserved for issuance under our 2023 Non-Employee Director Compensation Plan.

The following table describes the shares and warrants issued as part of our 2022 and 2020 private placements:

Issuance of Common Stock	Issue Date	Shares Issued	Price per share	Warrants Issued	Warrant Exercise Price	Warrant Fair Value
Private Placement 2022	April 1, 2022	1,242,588	$4.62	124,258	$4.62	$3.91
Private Placement 2020	March 2, 2020	955,000	$4.00	95,500	$4.00	$3.90

Amortization of the debt issuance costs for the Private Placement 2022 offering was recorded at $33,936 and $94,531 for the three and six months ended June 30, 2024, and at $6,224 and $17,290 for the three and six months ended June 30, 2023.

Warrants

The following sets forth the warrants to purchase our common stock that were outstanding as of June 30, 2024:

Warrants Outstanding	Warrant Exercise Price	Warranty Expiry
124,258	$4.62	March 30, 2027
95,500	$4.00	March 30, 2027
16,000	$9.00	March 30, 2027
17,200	$12.50	March 30, 2027
3,000	$15.00	March 30, 2027

11. Stock-Based Compensation

From time to time, we issue stock options and restricted stock as compensation for services rendered by our directors and employees.

Restricted Stock

On March 19, 2024, we granted 127,500 shares of restricted common stock to certain employees. The grants of restricted common stock were made in accordance with the 2015 Plan and were subject to vesting, as follows: 42,495 shares vested on March 19, 2024; 42,495 shares vest on April 2, 2025, and 42,510 shares vest on April 2, 2026. As of April 2, 2024, 10,315 shares, representing an amount of $69,525, were cancelled as part of a cashless grant, in accordance with the 2015 Plan, resulting in a net of 32,180 shares vested. Stock compensation of $136,018 and $533,919 was recorded on the issuance of the common stock for the three and six months ended June 30, 2024 respectively.

Stock Options

We did not make any stock option grants during the six months ended June 30, 2024 or 2023.

A summary of stock option activity during the six months ended June 30, 2024 and 2023 is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2024	357,887	$5.69	8 years	$-
Forfeited	(4,000)	4.63
Outstanding at June 30, 2024	353,887	$5.07	7 years	$-

Exercisable at June 30, 2024	256,138	$5.75	7 years	$-

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at January 1, 2023	365,447	$5.89	8 years	$19,200
Forfeited	(5,000)	4.00
Outstanding at June 30, 2023	360,447	$5.92	8 years	$19,200

Exercisable at June 30, 2023	165,654	$6.32	7 years	$19,200

During the three and six months ended June 30, 2024 and 2023, stock-based compensation for options was $115,456 and $230,912, and $115,456 and $233,618, respectively.

As of June 30, 2024 and December 31, 2023, there were $317,069 and $547,981, respectively, of total unrecognized compensation costs related to stock options granted under our stock option agreements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of one year. The total fair value of stock options that vested during the six months ended June 30, 2024 and 2023 was $379,985 and $390,221, respectively.

12. Concentrations

Revenues from a limited number of customers have accounted for a substantial percentage of our total revenues. During the three months ended June 30, 2024 and 2023, our largest customer, the State of Michigan, accounted for 41% and 36%, respectively, of our total revenues. During the six months ended June 30, 2024 and 2023, our largest customer, the State of Michigan, accounted for 45% and 35%, respectively, of our total revenues.

For the three months ended June 30, 2024 and 2023, government contracts, including K-12 education, represented approximately 87% and 79%, respectively, of our net revenues. For the six months ended June 30, 2024 and 2023, government contracts, including K-12 education, represented approximately 87% and 76%, respectively, of our net revenues. A significant portion of our sales to resellers represent ultimate sales to government or K-12 education.

As of June 30, 2024 and 2023, accounts receivable concentrations from our largest customer was 62% of our gross accounts receivable for each period.

13. Subsequent Events

Transfer of 2022 Notes

Effective July 19, 2024, a holder of our 2022 Unrelated Notes sold notes totaling $250,000 to related parties, including Robert F. Taglich and Michael N. Taglich, each beneficial owners of more than 5% of our common stock.  This results in a reclassification of $250,000 from unrelated notes to related notes.  There was no fee or premium or discount on the transaction. Additionally, all loan terms and the effective interest rate of the note remain unchanged. Robert F. Taglich and Michael N. Taglich are both principals of Taglich Brothers, Inc., and Michael N. Taglich is chairman of the board of directors of Intellinetics.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial conditions and results of operations should be read together with our condensed consolidated financial statements and notes thereto included in Part I, Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q, and with the condensed consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods. Any forward-looking statements in this discussion and analysis should be read in conjunction with the information set forth in “Note Regarding Forward-Looking Statements” elsewhere herein. In this Quarterly Report, we sometimes refer to the three and six-month periods ended June 30, 2024 as the second quarter 2024 and the six-month period 2024 respectively, and to the three and six-month periods ended June 30, 2023 as the second quarter 2023 and the six-month period 2023.

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

How We Evaluate our Business Performance and Opportunities

There has been no material change during the six-month period 2024 to the major qualitative and quantitative factors we consider in the evaluation of our operating results as set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — How We Evaluate our Business Performance and Opportunities” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Executive Overview of Results

Revenues were up for the second quarter and six-month period 2024 by $383,163, or 9.0%, and $703,414, or 8.3%, respectively, primarily driven by software as a service and professional services more than offsetting expected weakness in storage and retrieval and sales of direct premise software. In expenses, for the six-month period 2024 we recorded $533,919 in stock compensation expense related to our restricted stock awards to employees, without which our operating expenses (excluding cost of revenues) would have increased 12.4% year over year, instead of 23.8%.

Below are our key financial results for the second quarter 2024 (consolidated unless otherwise noted):

●	Revenues were $4,641,593, representing revenue growth of 9.0% year over year.

●	Cost of revenues was $1,638,614, a decrease of 1.8% year over year.

●	Operating expenses (excluding cost of revenues) were $2,830,873, an increase of 23.4% year over year. This amount includes a 2024 stock compensation expense of $136,018 related to restricted stock awards to employees.

●	Income from operations was $172,106, compared to $296,388 in second quarter 2023.

●	Net income was $75,050 with basic and diluted net income per share of $0.02, compared to net income of $135,734 in second quarter 2023.

●	Operating cash generated was $1,107,089, compared to operating cash used of $125,274 in second quarter 2023.

●	Investing activities, including both capitalization of internal use software and purchases of property and equipment, were $270,834, compared to $156,532 in second quarter 2023.

Below are our key financial results for the six-month period 2024 (consolidated unless otherwise noted):

●	Revenues were $9,148,677, representing revenue growth of 8.3% year over year.

●	Cost of revenues was $3,246,054, an increase of 1.2% year over year.

●	Operating expenses (excluding cost of revenues) were $5,764,997, an increase of 23.8% year over year. This amount includes a 2024 stock compensation expense of $533,919 related to restricted stock awards to employees.

●	Income from operations was $137,626, compared to $580,387 for the six-month period 2023.

●	Net loss was $99,664 with basic and diluted net loss per share of $0.02, compared to net income of $248,297 with basic and diluted net income per share of $0.06 for the six-month period 2023.

●	Net cash provided by operating activities was $1,718,855, compared to net cash used by operating activities of $299,631 for the six-month period 2023.

●	Investing activities, including both capitalization of internal use software and purchases of property and equipment, were $398,766, compared to $291,101 for the six-month period 2023.

●	As of June 30, 2024, we had 189 employees, including 38 part-time employees, compared to 170 employees, including 26 part-time employees, as of June 30, 2023.

Financial Impact of Current Economic Conditions

Our overall performance depends on economic conditions, and our continuing growth will be due in part to continued recovery and growth in the US economy and continued stability of state and local governmental spending in the US. Our performance will also continue to be affected by the recent inflationary environment, increased interest rates, and slowing-to-modest global growth rates.

Employee wages, our largest expense, have recently increased due to wage inflation. These increased labor costs have been mitigated by appropriately increasing customer renewal rates whenever we have the contractual ability to do so, as well as improved margins from growth in the software as a service revenue line. We anticipate that the inflationary effect on our wages has stabilized.

Other volatility, particularly from global supply chain disruptions, has had and are expected to continue to have a minimal impact on us as we consume relatively little in raw materials. Any macroeconomic downturn could affect our customers’ and potential customers’ budgets for technology procurement. However, absent economic disruptions, and based on the current trend of our business operations and our continued focus on strategic initiatives to grow our customer base, we believe in the strength of our brand and that our focus on our strategic priorities will deliver consistent growth.

Uncertainties, Trends, and Risks that can cause Fluctuations in our Operating Results

Our operating results have fluctuated significantly in the past and are expected to continue to fluctuate in the future due to a variety of factors, in addition to economic conditions, that are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Uncertainties, Trends, and Risks that can cause Fluctuations in our Operating Results” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Due to all these factors and the other risks discussed Part I, Item IA, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and Part II, Item IA, “Risk Factors” of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024, our past results of operations should not be relied upon as an indication of our future performance. Comparisons of our operating results with prior periods is not necessarily meaningful or indicative of future performance.

Reportable Segments

We have two reportable segments: Document Management and Document Conversion. These reportable segments are discussed above under “Company Overview.”

Results of Operations

Revenues

The following table sets forth our revenues by reportable segment for the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues by segment
Document Management	$1,859,088	$1,879,369	$3,679,508	$3,705,103
Document Conversion	2,782,505	2,379,061	5,469,169	4,740,160
Total revenues	$4,641,593	$4,258,430	$9,148,677	$8,445,263

Gross profit by segment
Document Management	$1,618,537	$1,536,385	$3,175,430	$3,053,746
Document Conversion	1,384,442	1,054,048	2,727,193	2,182,526
Total gross profit	$3,002,979	$2,590,433	$5,902,623	$5,236,272

The following table sets forth our revenues by revenue source for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenues:
Sale of software	$14,933	$63,646	$20,712	$78,939
Software as a service	1,400,591	1,277,918	2,805,744	2,516,350
Software maintenance services	353,966	349,139	711,949	698,681
Professional services	2,662,358	2,298,316	5,142,036	4,597,605
Storage and retrieval services	209,745	269,411	468,236	553,688
Total revenues	$4,641,593	$4,258,430	$9,148,677	$8,445,263

The following table sets forth our revenues by revenue source and segment for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Document management segment revenues:
Sale of software	$14,933	$63,646	$20,712	$78,939
Software as a service	1,400,591	1,277,918	2,805,744	2,516,350
Software maintenance services	353,966	349,139	711,949	698,681
Professional services	89,598	188,666	141,103	411,133
Total document management segment revenues	$1,859,088	$1,879,369	$3,679,508	$3,705,103

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Document conversion segment revenues:
Professional services	$2,572,760	$2,109,650	$5,000,933	$4,186,472
Storage and retrieval services	209,745	269,411	468,236	553,688
Total document conversion segment revenues	$2,782,505	$2,379,061	$5,469,169	$4,740,160

Revenues were up for the second quarter and six-month period 2024 by $383,163, or 9.0%, and $703,414, or 8.3%, respectively, primarily driven by software as a service and professional services in the Document Conversion segment more than offsetting expected weakness in storage and retrieval and sales of direct premise software.

Software as a Service Revenues

We provide access to our software solutions as a service, accessible through the internet. Our customers typically enter into our software as a service agreement for periods of one year or more. Under these agreements, we generally provide access to the applicable software, data storage and related customer assistance and support. Revenues from the sale of software as a service, which are reported as part of our Document Management segment increased by $122,673, or 9.6%, in the second quarter 2024 compared to the second quarter 2023 and increased by $289,394, or 11.5% in the six-month period 2024 compared to the six-month period 2023. This increase was primarily the result of new cloud-based solution sales, primarily our IntelliCloud Payables Automation Solution, as well as expanded data storage, user seats, and hosting fees for existing customers.

Professional Services Revenues

Professional services revenues primarily consist of revenues from document scanning and conversion services, plus consulting, discovery, training, and advisory services to assist customers with document management needs. These revenues include arrangements that do not involve the sale of software. Of our professional services revenues during the second quarter 2024 and six-month period 2024, $2,572,760 and $5,000,933, respectively, were derived from our Document Conversion operations and $89,598 and $141,103, respectively, were derived from our Document Management operations. Our overall professional services revenues increased by $364,042, or 15.8%, in the second quarter 2024 compared to the second quarter 2023 and increased by $544,431, or 11.8%, in the six-month period 2024 compared to the six-month period 2023. This increase is the result of a strong pipeline in our Document Conversion segment, along with realized price increases in late 2023. However, we believe that our largest customer intends to renegotiate, and accordingly reduce, our pricing on a significant portion of our work for this customer, which could have a significant adverse impact on our future professional services revenues as well as our overall revenues, margins, net income and cash flows beginning near the end of this year.

Costs of Revenues and Gross Profits

The following table sets forth our cost of revenues by reportable segment for the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Cost of revenues by segment
Document Management	$240,551	$342,984	$504,078	$651,357
Document Conversion	1,398,063	1,325,013	2,741,976	2,557,634
Total cost of revenues	$1,638,614	$1,667,997	$3,246,054	$3,208,991

The following table sets forth our cost of revenues, by revenue source, for the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023

Cost of revenues:
Sale of software	$1,125	$7,344	$6,190	$15,525
Software as a service	217,586	258,382	433,578	479,022
Software maintenance services	13,364	15,117	29,074	31,833
Professional services	1,344,541	1,307,341	2,628,604	2,494,457
Storage and retrieval services	61,998	79,813	148,608	188,154
Total cost of revenues	$1,638,614	$1,667,997	$3,246,054	$3,208,991

The following table sets forth our cost of revenues, by revenue source and segment, for the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023

Document management segment cost of revenues:
Sale of software	$1,125	$7,344	$6,190	$15,525
Software as a service	217,586	258,382	433,578	479,022
Software maintenance services	13,364	15,117	29,074	31,833
Professional services	8,076	62,991	35,236	124,977
Total document management segment cost of revenues	$240,151	$343,834	$504,078	$651,357

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023

Document conversion segment cost of revenues:
Professional services	$1,336,465	$1,244,350	$2,593,368	$2,369,480
Storage and retrieval services	61,998	79,813	148,608	188,154
Total document conversion segment cost of revenues	$1,398,463	$1,324,163	$2,741,976	$2,557,634

Our total cost of revenues during the second quarter 2024 decreased by $29,383, or 1.8%, over second quarter 2023 and increased by $37,063, or 1.2%, during the six-month period 2024 over the six-month period 2023. Our cost of revenues for our Document Management segment decreased by $103,683, or 30.2%, in the second quarter 2024 compared to the second quarter 2023 and decreased $147,279, or 22.6%, in the six-month period 2024 compared to the six-month period 2023 due to scale, efficiencies, and low support demands. Our cost of revenues for our Document Conversion segment increased by $74,300, or 5.6%, in the second quarter 2024 compared to the second quarter 2023 and increased by $184,342, or 7.2%, during the six-month period 2024 compared to the six-month period 2023 primarily due to the staffing ramp up to accommodate more work volume.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023

Gross profit:
Sale of software	$13,808	$56,302	$14,522	$63,414
Software as a service	1,183,005	1,019,536	2,372,166	2,037,328
Software maintenance services	340,602	334,022	682,875	666,848
Professional services	1,317,817	990,975	2,513,432	2,103,148
Storage and retrieval services	147,747	189,598	319,628	365,534
Total gross profit	$3,002,979	$2,590,433	$5,902,623	$5,236,272

Gross profit percentage:
Sale of software	92.5%	88.5%	70.1%	80.3%
Software as a service	84.5%	79.8%	84.5%	81.0%
Software maintenance services	96.2%	95.7%	95.9%	95.4%
Professional services	49.5%	43.1%	48.9%	45.7%
Storage and retrieval services	70.4%	70.4%	68.3%	66.0%
Total gross profit percentage	64.7%	60.8%	64.5%	62.0%

Our overall gross profit increased to 64.7% in the second quarter 2024 from 60.8% in the second quarter 2023 and increased to 64.5% during the six-month period 2024 from 62.0% for the six-month period 2023. The mix of revenues by source was relatively stable; the professional services gross profit margins benefited from stable wages, price increase impact year over year, and a favorable comparison in the Document Conversion segment against weaker margin projects in 2023.

Cost of Software as a Service

Cost of software as a service, or SaaS, consists primarily of technical support personnel, hosting services, and related costs. Cost of software as a service during the second quarter 2024 decreased by $40,796, or 15.8%, from the second quarter 2023 and decreased by $45,444, or 9.5%, during the six-month period 2024 from the six-month period 2023. This decrease in the cost of SaaS was due to increased staffing allocations in 2023, affecting that quarter and six-month period. Gross profit in 2024 returned to more historical levels, improving slightly on those, where our gross margin in the second quarter 2024 increased to 84.5% compared to 79.8% in the second quarter 2023 and to 84.5% in the six-month period 2023 compared to 81.0% during the six-month period 2023.

Cost of Professional Services

Cost of professional services consists primarily of compensation for employees performing the document conversion services, compensation of our software engineers and implementation consultants and related third-party costs. Cost of professional services during the second quarter 2024 increased by $37,200, or 2.8%, over the second quarter 2023 and increased in the six-month period 2024 by $134,147, or 5.4%, over the six-month period 2023. The growth in cost of sales was less than the growth in revenues due to stabilization of wages, price increases, and favorable project profitability year over year in our Document Conversion segment. Gross margins related to consulting services in Document Management and digital transformation services in Document Conversion may vary widely, depending upon the nature of the project and the amount of labor required to complete a project. Our gross margins in professional services increased to 49.5% in the second quarter 2024 compared to 43.1% in the second quarter 2023 and increased to 48.9% during the six-month period 2024 compared to 45.7% in the six-month period 2023.

Operating Expenses

The following table sets forth our operating expenses for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Operating expenses:
General and administrative	$2,025,796	$1,561,939	$4,154,289	$3,116,550
Sales and marketing	530,439	492,303	1,072,060	1,071,814
Depreciation and amortization	274,638	239,803	538,648	467,521

Total operating expenses	$2,830,873	$2,294,045	$5,764,997	$4,655,885

General and Administrative Expenses

General and administrative expenses during the second quarter 2024 increased by $463,857, or 29.7%, over the second quarter 2023, and increased in the six-month period 2024 by $1,037,739, or 33.3%, over the six-month period 2023, primarily related to $136,018 and $533,919 in expense related to our restricted stock award grant to employees in the second quarter and six-month period 2024, respectively. Excluding the restricted stock award expense, total expenses increased by $503,820, or 16.2% in the six-month period 2024 over 2023, related to investments made in order to scale, such as development, finance, and our SOC2 process, as well as wage increases. This was primarily reflected in our Document Management segment, in which, including the restricted stock grant expense, our general and administrative expenses increased to $1,204,509 and $2,349,541 in the second quarter 2024 and the six-month period 2024, respectively, from $794,718 and $1,597,846 in the second quarter 2023 and the six-month period 2023, respectively. In our Document Conversion segment, our general and administrative expenses increased to $821,287 in the second quarter 2024 compared to $767,221 in the second quarter 2023, and increased to $1,804,748 in the six-month period 2024 compared to $1,518,704 in the six-month period 2023.

Sales and Marketing Expenses

Sales and marketing expenses during the second quarter 2024 increased by $38,136, or 7.7%, from the second quarter 2023 and increased by $246, or 0.0%, during the six-month period 2024 over the six-month period 2023. The second quarter increase more appropriately reflects our investments in sales and marketing, including an open sales rep position filled.

Depreciation and Amortization

Depreciation and amortization during the second quarter 2024 increased by $34,835, or 14.5%, over the second quarter 2023 and increased by $71,127, or 15.2%, during the six-month period 2024 over the six-month period 2023, primarily as a result of increased amortization of capitalized software costs.

Other Items of Income and Expense

Interest Expense, Net

Interest expense decreased by $63,598, or 39.6%, in the second quarter 2024 as compared to the second quarter 2023, and decreased by $94,800, or 28.5% during the six-month period 2024 as compared to the six-month period 2023. The decrease resulted from reduced interest resulting from principal repayments as follows: the 2020 Notes on February 28, 2023 and August 31, 2023, and the 2022 Notes principal repayment of $500,000 on March 30, 2024. The 2022 Notes principal prepayment of $325,000 on June 30, 2024 had a negligible impact on interest expense in the six-month period 2024.

Liquidity and Capital Resources

We have financed our operations primarily through a combination of cash on hand, cash generated from operations, borrowings from third parties and related parties, and proceeds from private sales of equity. Since 2012, we have raised a net total of approximately $23.7 million in cash through issuances of debt and equity securities, net of $2.8 million in debt repayments. As of June 30, 2024, we had approximately $1.7 million in cash and cash equivalents, net working capital of $0.5 million, and an accumulated deficit of $21.2 million. In March and June 2024, we prepaid $0.5 million and $0.35 million in principal of the 2022 Notes, respectively.

In 2024 and 2023, we engaged in several actions that significantly improved our liquidity and cash flows, including (i) effective October 1, 2023 through September 30, 2024, securing a renewal contract with our largest customer, containing an estimated net rate increase for all non-fixed pricing projects of approximately 21%, compared to the current rates in effect for the contract period commencing June 1, 2018, and (ii) on March 13, 2024, we agreed with the note holders to amend the Unrelated Notes and Related Notes to extend the maturity date to December 31, 2025, for the remaining $1,539,500 in 2022 Unrelated Notes and all $600,000 of the 2022 Related Notes. However, we believe that our largest customer intends to renegotiate our pricing on a significant portion of our work for this customer, which could have an adverse impact on our overall revenues, cash flows, liquidity and capital resources.

Our existing debt as of June 30, 2024 is comprised of approximately $2.1 million due December 31, 2025. Our operating cash flow alone may be insufficient to meet the debt obligations in full in 2025. We believe we could seek additional debt or equity financing on acceptable terms. We believe that our balance sheet and financial statements would support a full or partial refinancing or other appropriate modification of the current promissory notes, such as an extension or conversion to equity. We are confident in our ability to prudently manage our current debt on terms acceptable to us.

Our ability to meet our capital needs in the short term will depend on many factors, including maintaining and enhancing our operating cash flow and successfully retaining and growing our client base in the midst of continuing global inflation and generally slow economic growth.

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

Indebtedness

As of June 30, 2024, our outstanding long-term indebtedness consisted of the 2022 Notes issued to accredited investors on April 1, 2022, with an aggregate outstanding principal balance of $2,139,500 and accrued interest of $0.

See Note 7 and Note 8 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report for further information on the 2022 notes.

Capital Expenditures

There were no material commitments for capital expenditures at June 30, 2024.

Cash Provided by and Used in Operating Activities

Net cash provided by operating activities during the six-month period 2024 was $1,718,855, primarily attributable to the net income adjusted for non-cash expenses of $1,363,842, a decrease in operating assets of $286,249 and an increase in operating liabilities of $168,428. Net cash used in operating activities during the six-month period 2023 was 299,631, primarily attributable to the net income adjusted for non-cash expenses of $856,555, an increase in operating assets of $702,381 and a decrease in operating liabilities of $702,102.

Cash Used in Investing Activities

Net cash used in investing activities in the six-month period 2024 was $398,766, including $198,051 in capitalized software. Net cash used in investing activities in the six-month period 2023 was $291,101, including $208,417 in capitalized software.

Cash Used in Financing Activities

Net cash used by financing activities during the six-month period 2024 amounted to $825,000 in repayment of notes payable, and $29,668 in the principal portion of a finance lease liability. Net cash used by financing activities during the six-month period 2023 amounted to $700,000 in earnout liability payments, $262,950 in repayment of notes payable, and $12,312 in the principal portion of a finance lease liability.

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

Our critical accounting policies and estimates are set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There were no material changes to our critical accounting policies and estimates during the second quarter 2024.

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

Based on this evaluation, we concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Our business and operating results are subject to many risks, uncertainties and other factors. If any of these risks were to occur, our business, affairs, assets, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. There have been no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, except as set forth in Part II, Item IA, “Risk Factors,” of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

During the second fiscal quarter ended June 30, 2024, no Section 16 director or officer adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified, or terminated during the fiscal quarter ended June 30, 2024, by our directors and Section 16 officers.

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

INTELLINETICS, INC.

Dated:	August 13, 2024

By:	/s/ James F. DeSocio
James F. DeSocio
President and Chief Executive Officer

Dated:	August 13, 2024

By:	/s/ Joseph D. Spain
Joseph D. Spain
Chief Financial Officer

