Form 10-Q
period 2024-09-30
INTELLINETICS, INC.
filed 2024-11-13
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

As of November 11, 2024, there were 4,230,806 shares of the issuer’s common stock outstanding, each with a par value of $0.001 per share.

INTELLINETICS, INC.

Form 10-Q

September 30, 2024

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

As used in this Quarterly Report, unless the context indicates otherwise:

●	the terms “Intellinetics,” “Company,” “the company” “us,” “we,” “our,” and similar terms refer to Intellinetics, Inc., a Nevada corporation, and its subsidiaries;
●	“Intellinetics Ohio” refers to Intellinetics, Inc., an Ohio corporation and a wholly-owned subsidiary of Intellinetics;
●	“Graphic Sciences” refers to Graphic Sciences, Inc., a Michigan corporation and a wholly-owned subsidiary of Intellinetics;
●	“Yellow Folder” refers to Yellow Folder, LLC, a Texas limited liability company, the assets of which were acquired by Intellinetics; and
●	“CEO Image” refers to CEO Imaging Systems, Inc., a Michigan corporation, the assets of which were acquired by Intellinetics.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(unaudited)
	September 30,	December 31,
	2024	2023
ASSETS

Current assets:
Cash	$2,501,729	$1,215,248
Accounts receivable, net	1,259,491	1,850,375
Accounts receivable, unbilled	1,149,237	1,320,837
Parts and supplies, net	89,029	110,272
Contract assets	135,053	140,165
Prepaid expenses and other current assets	380,086	367,478
Total current assets	5,514,625	5,004,375

Property and equipment, net	1,122,488	924,257
Right of use assets, operating	2,126,213	2,532,928
Right of use assets, finance	255,926	219,777
Intangible assets, net	3,526,606	3,909,338
Goodwill	5,789,821	5,789,821
Other assets	698,706	645,764
Total assets	$19,034,385	$19,026,260

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$432,300	$194,454
Accrued compensation	760,075	337,884
Accrued expenses	132,751	164,103
Lease liabilities, operating - current	829,265	712,607
Lease liabilities, finance - current	67,610	49,926
Deferred revenues	3,468,109	2,927,808
Total current liabilities	5,690,110	4,386,782

Long-term liabilities:
Notes payable	775,587	2,209,242
Notes payable - related party	511,348	560,602
Lease liabilities, operating - net of current portion	1,411,832	1,942,970
Lease liabilities, finance - net of current portion	201,971	175,943
Total long-term liabilities	2,900,738	4,888,757
Total liabilities	8,590,848	9,275,539

Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized; 4,230,806 and 4,113,621 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	4,231	4,114
Additional paid-in capital	32,026,843	30,841,630
Accumulated deficit	(21,587,537)	(21,095,023)
Total stockholders’ equity	10,443,537	9,750,721
Total liabilities and stockholders’ equity	$19,034,385	$19,026,260

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Revenues:
Sale of software	$13,334	$9,422	$34,046	$88,361
Software as a service	1,403,942	1,293,745	4,209,686	3,810,095
Software maintenance services	352,066	353,010	1,064,015	1,051,691
Professional services	2,600,230	2,333,090	7,742,266	6,930,695
Storage and retrieval services	220,053	259,162	688,289	812,850
Total revenues	4,589,625	4,248,429	13,738,302	12,693,692

Cost of revenues:
Sale of software	1,137	5,889	7,327	21,414
Software as a service	228,923	200,104	662,501	679,126
Software maintenance services	13,743	13,165	42,817	44,998
Professional services	1,431,241	1,338,526	4,059,845	3,832,983
Storage and retrieval services	108,727	85,154	257,335	273,308
Total cost of revenues	1,783,771	1,642,838	5,029,825	4,851,829

Gross profit	2,805,854	2,605,591	8,708,477	7,841,863

Operating expenses:
General and administrative	2,113,842	1,516,009	6,268,131	4,632,559
Sales and marketing	702,500	496,289	1,774,560	1,568,103
Depreciation and amortization	287,723	247,738	826,371	715,259

Total operating expenses	3,104,065	2,260,036	8,869,062	6,915,921

(Loss) income from operations	(298,211)	345,555	(160,585)	925,942

Interest expense, net	(94,639)	(136,224)	(331,929)	(468,314)

Net (loss) income	$(392,850)	$209,331	$(492,514)	$457,628

Basic net (loss) income per share:	$(0.09)	$0.05	$(0.12)	$0.11
Diluted (loss) net income per share:	$(0.09)	$0.05	$(0.12)	$0.10

Weighted average number of common shares outstanding - basic	4,230,806	4,073,757	4,191,459	4,073,757
Weighted average number of common shares outstanding - diluted	4,230,806	4,387,515	4,191,459	4,389,145

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2024 and 2023

(unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2023	4,073,757	$4,074	$30,412,634	$(21,365,992)	$9,050,716

Stock option compensation	-	-	115,456	-	115,456

Net income	-	-	-	209,331	209,331

Balance, September 30, 2023	4,073,757	$4,074	$30,528,090	$(21,156,661)	$9,375,503

Balance, June 30, 2024	4,230,806	$4,231	$31,536,818	$(21,194,687)	$10,346,362

Stock option compensation	-	-	354,006	-	354,006

Restricted share issuance	-	-	136,019	-	136,019

Net loss	-	-	-	(392,850)	(392,850)

Balance, September 30, 2024	4,230,806	$4,231	$32,026,843	$(21,587,537)	$10,443,537

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2022	4,073,757	$4,074	$30,179,017	$(21,614,289)	$8,568,802

Stock option compensation	-	-	349,073	-	349,073

Net income	-	-	-	457,628	457,628

Balance, September 30, 2023	4,073,757	$4,074	$30,528,090	$(21,156,661)	$9,375,503

Balance, December 31, 2023	4,113,621	$4,114	$30,841,630	$(21,095,023)	$9,750,721

Stock option compensation	-	-	584,918	-	584,918

Restricted share issuance	117,185	117	600,295	-	600,412

Net loss	-	-	-	(492,514)	(492,514)

Balance, September 30, 2024	4,230,806	$4,231	$32,026,843	$(21,587,537)	$10,443,537

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2024	2023

Cash flows from operating activities:
Net (loss) income	$(492,514)	$457,628
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	826,371	715,259
Bad debt (recovery) expense	(3,780)	59,485
Loss on disposal of fixed assets	547	-
Amortization of deferred financing costs	142,091	138,234
Amortization of debt discount	-	22,044
Amortization of right of use assets, financing	53,140	28,181
Share based compensation	1,185,330	349,073
Changes in operating assets and liabilities:
Accounts receivable	594,664	(262,627)
Accounts receivable, unbilled	171,600	(681,390)
Parts and supplies	21,243	(21,949)
Prepaid expenses and other current assets	(7,496)	(71,609)
Accounts payable and accrued expenses	628,685	13,251
Operating lease assets and liabilities, net	(7,765)	4,673
Deferred revenues	540,301	378,061
Total adjustments	4,144,931	670,686
Net cash provided by operating activities	3,652,417	1,128,314

Cash flows from investing activities:
Capitalization of internal use software	(302,396)	(348,051)
Purchases of property and equipment	(392,963)	(84,002)
Net cash used in investing activities	(695,359)	(432,053)

Cash flows from financing activities:
Payment of earnout liabilities	-	(700,000)
Principal payments on financing lease liability	(45,577)	(23,167)
Repayment of notes payable	(1,307,169)	(980,450)
Repayment of notes payable - related parties	(317,831)	-
Net cash used in financing activities	(1,670,577)	(1,703,617)

Net increase (decrease) in cash	1,286,481	(1,007,356)
Cash - beginning of period	1,215,248	2,696,481
Cash - end of period	$2,501,729	$1,689,125

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$218,461	$329,855
Cash paid during the period for income taxes	19,077	8,344

Supplemental disclosure of non-cash financing activities:
Right-of-use asset obtained in exchange for finance lease liability	$89,289	$107,610

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Business Organization and Nature of Operations

Intellinetics, Inc., formerly known as GlobalWise Investments, Inc., is a Nevada corporation incorporated in 1997, with two wholly-owned subsidiaries: “Intellinetics Ohio” and Graphic Sciences. Intellinetics Ohio was incorporated in 1996, and on February 10, 2012, Intellinetics Ohio became our sole operating subsidiary as a result of a reverse merger and recapitalization. On March 2, 2020, we purchased all the outstanding capital stock of Graphic Sciences.

Our digital transformation products and services are provided through two reporting segments: Document Management and Document Conversion. Our Document Management segment, which includes the Yellow Folder assets acquired in April 2022 and the CEO Image asset acquisition in April 2020, consists primarily of solutions involving our software platform, allowing customers to capture and manage their documents across operations such as scanned hard-copy documents and digital documents including those from Microsoft Office 365, digital images, audio, video and emails. Our Document Conversion segment, which includes and primarily consists of the Graphic Sciences acquisition, provides assistance to customers as a part of their overall document strategy to convert documents from one medium to another, predominantly paper to digital, including migration to our software solutions, as well as long-term storage and retrieval services. Our solutions create value for customers by making it easy to connect business-critical documents to the people who need them by making those documents easy to find and access, while also being secure and compliant with the customers’ audit requirements. Solutions are sold both directly to end-users and through resellers.

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

Upon the adoption of FASB ASU No. 2016-13 (CECL model) effective January 1, 2023, Intellinetics, Inc. has revised its methodology for estimating expected credit losses on financial instruments, specifically trade receivables. This model requires the recognition of lifetime expected credit losses at each reporting date, considering past events, current conditions, and reasonable forecasts. In assessing the credit quality of our portfolio, management utilizes a provision matrix that classifies trade receivables by customer type and age of receivable. Government and education sector receivables carry a low risk, while a higher risk is attributed to the remaining receivables as their aging progresses. For receivables with questionable collectability, a specific reserve is assigned. The estimated credit losses are a reflection of these factors, with the matrix applying percentages to the receivables based on their risk profile, adjusted for current and expected future conditions.

During the reporting period, the estimate of credit losses may change due to several factors including payment patterns of customers, changes in customer creditworthiness, and broader economic conditions. Such changes are captured in the financial statements to ensure they accurately reflect the company’s assessment of credit risk and expected losses at the end of each reporting period. Credit losses have been within management’s expectations. At September 30, 2024 and December 31, 2023, our allowance for credit losses was $116,728 and $124,103, respectively.

Changes in the allowance for credit losses for the periods ended September 30, 2024 and 2023 were as follows:

Trade Receivables
As of December 31, 2023	$(124,103)
(Provisions) Reductions charged to operating results	14,588
As of March 31, 2024	(109,515)
(Provisions) Reductions charged to operating results	(10,850)
As of June 30, 2024	(120,365)
(Provisions) Reductions charged to operating results	3,637
As of September 30, 2024	$(116,728)

Trade Receivables
As of December 31, 2022	$(88,331)
(Provisions) Reductions charged to operating results	(20,649)
Accounts write-offs	1,640
As of March 31, 2023	(107,340)
(Provisions) Reductions charged to operating results	(6,878)
As of June 30, 2023	(114,219)
(Provisions) Reductions charged to operating results	(31,957)
Accounts write-offs	31,941
As of September 30, 2023	$(114,235)

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

Contract balances

The following tables present changes in our contract assets during the nine months ended September 30, 2024 and 2023:

	Balance at			Balance at
	Beginning		Payments	End of
	of Period	Billings	Received	Period
Nine months ended September 30, 2024
Accounts receivable	$1,850,375	$14,580,399	$(15,171,283)	$1,259,491

Nine months ended September 30, 2023
Accounts receivable	$1,121,083	$12,405,093	$(12,201,951)	$1,324,225

	Balance at Beginning of Period	Revenue Recognized in Advance of Billings	Billings	Balance at End of Period
Nine months ended September 30, 2024
Accounts receivable, unbilled	$1,320,837	$4,523,087	$(4,694,687)	$1,149,237

Nine months ended September 30, 2023
Accounts receivable, unbilled	$596,410	$3,892,301	$(3,210,911)	$1,277,800

	Balance at Beginning of Period	Commissions Paid	Commissions Recognized	Balance at End of Period
Nine months ended September 30, 2024
Other contract assets	$140,165	$110,761	$(115,873)	$135,053

Nine months ended September 30, 2023
Other contract assets	$80,378	$157,265	$(99,581)	$138,062

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

Remaining performance obligations represent the transaction price from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 97% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. As of September 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations for software as a service and software maintenance contracts with a duration greater than one year was $91,193. As of December 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations for software as a service and software maintenance contracts with a duration greater than one year was $72,212. This does not include revenue related to performance obligations that are part of a contract whose original expected duration is one year or less.

The following table presents changes in our contract liabilities during the nine months ended September 30, 2024 and 2023:

	Balance at			Balance at
	Beginning		Recognized	End of
	of Period	Billings	Revenue	Period
Nine months ended September 30, 2024
Contract liabilities: Deferred revenue	$2,927,808	$6,185,445	$(5,645,144)	$3,468,109

Nine months ended September 30, 2023
Contract liabilities: Deferred revenue	$2,754,064	$5,997,723	$(5,619,662)	$3,132,125

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

In accordance with ASC 350-40, “Internal-Use Software,” we capitalize purchase and implementation costs of internal use software. Once an application has reached development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable that the expenditure will result in additional functionality. Such costs in the amount of $104,345 and $302,396 were capitalized during the three and nine months ended September 30, 2024. Such costs in the amount of $139,633 and $348,051 were capitalized during the three and nine months ended September 30, 2023.

Capitalized costs are stated at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the related assets on a straight-line basis, which is three years. At September 30, 2024 and December 31, 2023, our condensed consolidated balance sheets included $683,922 and $630,979, respectively, in other long-term assets.

For the three and nine months ended September 30, 2024 and 2023, our expensed software development costs were $179,813 and $510,366, respectively, and $120,830 and $392,576, respectively.

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

Advertising

We expense the cost of advertising as incurred. Advertising expense for the three and nine months ended September 30, 2024 and 2023 amounted to $17,019 and $32,422, respectively, and $7,853 and $20,096, respectively.

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

We have outstanding warrants and stock options which have not been included in the calculation of diluted net loss per share for the three and nine months ended September 30, 2024 because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for those periods are the same.

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

Deferred income taxes are recognized for the tax consequences in future years of temporary differences between the financial reporting and tax bases of assets and liabilities as of each period-end based on enacted tax laws and statutory rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A 100% valuation allowance has been established on deferred tax assets at September 30, 2024 and December 31, 2023, due to the uncertainty of our ability to realize future taxable income.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	September 30, 2024	December 31, 2023
Deferred tax assets
Reserves and accruals not currently deductible for tax purposes	$222,621	$69,676
Amortizable assets	122,794	109,612
Net operating loss carryforwards	4,207,127	4,771,762
	4,552,542	4,951,050
Deferred tax liabilities
Amortizable assets	(190,360)	(197,579)
Property and equipment	(214,446)	(214,698)
Net deferred tax assets	4,147,736	4,538,773
Valuation allowance	(4,147,736)	(4,538,773)
	$-	$-

As of September 30, 2024 and December 31, 2023, we had federal net operating loss carry forwards of approximately $13,795,749 and $15,972,479, respectively, which can be used to offset future federal income tax. A portion of the federal and state net operating loss carry forwards expire at various dates through 2040, and a portion of the net operating loss carry forwards have an indefinite carry forward period. We recorded a valuation allowance against all of our deferred tax assets as of both September 30, 2024, and December 31, 2023. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

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

Information by operating segment is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Revenues
Document Management	$1,913,116	$1,871,395	$5,592,624	$5,549,194
Document Conversion	2,676,509	2,377,034	8,145,678	7,144,498
Total revenues	$4,589,625	$4,248,429	$13,738,302	$12,693,692

Gross profit
Document Management	$1,645,355	$1,590,314	$4,820,785	$4,639,866
Document Conversion	1,160,499	1,015,277	3,887,692	3,201,997
Total gross profit	$2,805,854	$2,605,591	$8,708,477	$7,841,863

Capital additions, net
Document Management	$276,419	$140,952	$491,459	$353,202
Document Conversion	20,174	-	203,900	78,851
Total capital additions, net	$296,593	$140,952	$695,359	$432,053

	September 30, 2024	December 31, 2023
Goodwill
Document Management	$3,989,645	$3,989,645
Document Conversion	1,800,176	1,800,176
Total goodwill	$5,789,821	$5,789,821

	September 30, 2024	December 31, 2023
Total assets
Document Management	$9,764,609	$10,104,004
Document Conversion	9,269,776	8,922,256
Total assets	$19,034,385	$19,026,260

Statement of Cash Flows

For purposes of reporting cash flows, cash includes cash on hand and demand deposits held by banks.

4. Intangible Assets

At September 30, 2024, intangible assets consisted of the following:

	Estimated		Accumulated
	Useful Life	Costs	Amortization	Net
Trade names	10 years	$297,000	$(99,042)	$197,958
Proprietary technology	10 years	861,000	(215,250)	645,750
Customer relationships	5-15 years	4,091,000	(1,408,102)	2,682,898
		$5,249,000	$(1,722,394)	$3,526,606

At December 31, 2023, intangible assets consisted of the following:

	Estimated		Accumulated
	Useful Life	Costs	Amortization	Net
Trade names	10 years	$297,000	$(76,767)	$220,233
Proprietary technology	10 years	861,000	(150,675)	710,325
Customer relationships	5-15 years	4,091,000	(1,112,220)	2,978,780
		$5,249,000	$(1,339,662)	$3,909,338

Amortization expense for the three and nine months ended September 30, 2024 and September 30, 2023, amounted to $127,577 and $382,732, respectively, and $127,577 and $382,731, respectively. The following table represents future amortization expense for intangible assets subject to amortization.

For the Twelve Months Ending September 30,	Amount
2025	$499,391
2026	391,941
2027	326,108
2028	314,223
2029	305,733
Thereafter	1,689,210
$3,526,606

5. Fair Value Measurements

We made the final payment of our earnout liability relating to our acquisition of Graphic Sciences in the amount of $700,000 in January 2023. As of September 30, 2024, we have no earnout liabilities.

6. Property and Equipment

Property and equipment are comprised of the following:

	September 30, 2024	December 31, 2023
Computer hardware and purchased software	$1,825,425	$1,437,023
Leasehold improvements	395,919	395,919
Furniture and fixtures	324,296	324,296
	2,545,640	2,157,238
Less: accumulated depreciation	(1,423,152)	(1,232,981)
Property and equipment, net	$1,122,488	$924,257

Total depreciation expense on our property and equipment for the three and nine months ended September 30, 2024 and 2023 amounted to $69,036 and $194,185, respectively, and $64,590 and $191,204, respectively.

7. Notes Payable – Unrelated Parties

Summary of Notes Payable to Unrelated Parties

The tables below summarize all notes payable at September 30, 2024 and December 31, 2023, respectively, other than the related party notes disclosed in Note 8 “Notes Payable - Related Parties.”

	September 30, 2024	December 31, 2023
Notes payable – “2022 Unrelated Notes”	$807,331	$2,364,500
Less unamortized debt issuance costs	(31,744)	(155,258)
Long-term portion of notes payable	$775,587	$2,209,242

The principal terms of the 2022 Unrelated Notes, which are subordinated notes, as of September 30 are as follows:

Issue Date	Interest Rate	Interest Due	Principal Due
April 1, 2022	12%	Quarterly	December 31, 2025

Future minimum principal payments of the Notes Payable to Unrelated Parties of $807,331 are due on December 31, 2025. As of September 30, 2024 and December 31, 2023, accrued interest for these notes payable with the exception of the related party notes in Note 8, “Notes Payable - Related Parties,” was $0. As of September 30, 2024 and December 31, 2023, unamortized deferred financing costs were reflected within long term liabilities on the condensed consolidated balance sheets, netted with the corresponding notes payable balance.

In July 2024, a principal amount of $250,000 of the 2022 Unrelated Notes were sold by the unrelated noteholder to related parties at face value. See Note 8.

With respect to all notes outstanding (other than the notes to related parties), interest expense, including the amortization of debt issuance costs, for the three and nine months ended September 30, 2024 and 2023 was $76,681 and $284,565, respectively, and $124,753 and $412,494, respectively.

8. Notes Payable - Related Parties

Summary of Notes Payable to Related Parties

The tables below summarize all notes payable to related parties at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Notes payable – “2022 Related Notes”	$532,169	$600,000

Less unamortized debt issuance costs	(20,821)	(39,398)
Long-term portion of notes payable	$511,348	$560,602

The principal terms of the 2022 Related Notes, which are subordinated notes, as of September 30 are as follows:

Issue Date	Interest Rate	Interest Due	Principal Due
April 1, 2022	12%	Quarterly	December 31, 2025

Future minimum principal payments of the 2022 Notes to related parties of $532,169 are due on December 31, 2025. As of September 30, 2024 and December 31, 2023, accrued interest for these notes payable – related parties was $0. As of September 30, 2024 and December 31, 2023, unamortized deferred financing costs were reflected within long term liabilities on the condensed consolidated balance sheets, netted with the corresponding notes payable balance.

In July 2024, a principal amount of $250,000 of the 2022 Unrelated Notes were sold by the unrelated noteholder to related parties at face value, comprised of $75,000 sold to Michael N. Taglich, a director of the company, $75,000 sold to Robert F. Taglich (each a more than 5% beneficial owner of the Company’s shares), and $100,000 sold to Nicholas Taglich and Juliana Taglich.

With respect to notes payable – related parties outstanding, interest expense, including the amortization of debt issuance costs, for the three and nine months ended September 30, 2024 and 2023 was $28,526 and $75,987, and $25,879 and $77,638, respectively.

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

Operating Leases

For each of the below listed leases, management has determined it will utilize the base rental period and have not considered any renewal periods.

Location	Square Feet	Monthly Rent	Lease Expiry
Columbus, OH	6,000	$5,250	December 31, 2028
Madison Heights, MI	36,000	$44,930	August 31, 2026
Sterling Heights, MI	37,000	$22,312	April 30, 2028
Traverse City, MI	5,200	$5,100	January 31, 2026

Temporary space
Madison Heights, MI	3,200	$1,605	month to month

Vehicles
various	n/a	$6,284	September 30, 2028

The following table sets forth the future minimum lease payments under our leases:

For the twelve months ending September 30,	Finance Leases	Operating Leases
2025	$89,954	$974,719
2026	85,902	892,644
2027	63,855	366,156
2028	68,064	238,947
2029	13,181	17,550
Less imputed interest	(51,375)	(248,919)
	$269,581	$2,241,097

The following table summarizes the components of lease expense:

For the three months ending September 30,	2024	2023
Finance lease expense:
Amortization of ROU asset	$18,186	$13,221
Interest on lease liabilities	6,580	5,036
Operating lease expense	239,189	238,864
Short-term lease expense	4,814	4,814

For the nine months ending September 30,	2024	2023
Finance lease expense:
Amortization of ROU asset	$53,140	$28,181
Interest on lease liabilities	20,006	11,462
Operating lease expense	708,666	715,176
Short-term lease expense	14,441	14,441

The following tables set forth additional information pertaining to our leases:

For the nine months ending September 30,	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases (interest)	$20,006	$11,462
Financing cash flows from finance leases (principal)	45,577	23,167
Operating cash flows from operating leases	582,486	531,567
ROU assets obtained in exchange for new finance lease liabilities	89,289	107,610
Weighted average remaining lease term – finance leases	3.8 years	4.4 years
Weighted average remaining lease term – operating leases	2.8 years	3.8 years
Weighted average discount rate – finance leases	9.72%	8.88%
Weighted average discount rate – operating leases	6.93%	6.93%

10. Stockholders’ Equity

Common Stock

As of September 30, 2024, 4,230,806 shares of common stock were issued and outstanding, 255,958 shares of common stock were reserved for issuance upon the exercise of outstanding warrants, 612,952 shares of common stock were reserved for issuance under our 2015 Equity Incentive Plan, as amended (the “2015 Plan”), and our 2025 Equity Incentive Plans, as amended (the “2025 Plan”), and 110,136 shares were reserved for issuance under our 2023 Non-Employee Director Compensation Plan.

The following table describes the shares and warrants issued as part of our 2022 private placement:

Issuance of Common Stock	Issue Date	Shares Issued	Price per share	Warrants Issued	Warrant Exercise Price	Warrant Fair Value
Private Placement 2022	April 1, 2022	1,242,588	$4.62	124,258	$4.62	$3.91

Amortization of the debt issuance costs for the Private Placement 2022 offering was recorded at $47,559 and $142,091 for the three and nine months ended September 30, 2024, and at $38,931 and $116,793 for the three and nine months ended September 30, 2023.

Warrants

The following sets forth the warrants to purchase our common stock that were outstanding as of September 30, 2024:

Warrants Outstanding	Warrant Exercise Price	Warranty Expiry
124,258	$4.62	March 30, 2027
95,500	$4.00	March 30, 2027
16,000	$9.00	March 30, 2027
17,200	$12.50	March 30, 2027
3,000	$15.00	March 30, 2027

11. Stock-Based Compensation

From time to time, we issue stock options and restricted stock as compensation for services rendered by our directors and employees.

Restricted Stock

On March 19, 2024, we granted 127,500 shares of restricted common stock to certain employees. The grants of restricted common stock were made in accordance with the 2015 Plan and were subject to vesting, as follows: 42,495 shares vested on March 19, 2024; 42,495 shares vest on April 2, 2025, and 42,510 shares vest on April 2, 2026. As of April 2, 2024, 10,315 shares, representing an amount of $69,525, were cancelled for payment of payroll taxes as part of a cashless grant, in accordance with the 2015 Plan, resulting in a net of 32,180 shares vested. Stock compensation of $136,019 and $669,937 was recorded on the issuance of the common stock for the three and nine months ended September 30, 2024 respectively.

Stock Options

On August 16, 2024, we granted non-employee directors stock options to purchase 36,000 shares at an exercise price of $8.78 per share, the fair market value of the shares on the grant date, under the 2023 Non-Employee Director Compensation Plan, with 100% vesting upon grant. The total fair value of $241,735 for these stock options was recognized upon grant. On September 4, 2024, we granted employees stock options to purchase 14,500 shares at an exercise price of $10.12 per share, the fair market value of the shares on the grant date, under the 2015 Plan, with annual vesting through 2027 based on service time. The total fair value of $118,347 for these stock options is being recognized over the vesting period. We did not make any stock option grants during the nine months ended September 30, 2023.

The weighted-average grant date fair value of options granted during the three and nine months ended September 30, 2024 was $7.13. The weighted average assumptions that were used in calculating such values during the nine months ended September 30, 2024, as well as the assumptions that were used in calculating such values, were based on estimates at the grant date in the table as follows:

	Grant Date August 16, 2024	Grant Date September 4, 2024
Risk-free interest rate	3.77%	3.61%
Weighted average expected term	5 years	6 years
Expected volatility	100.97%	101.00%
Expected dividend yield	0.00%	0.00%

A summary of stock option activity during the nine months ended September 30, 2024 and 2023 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	Under Option	Price	Life	Value
Outstanding at January 1, 2024	357,887	$5.69	8 years	$-
Granted	50,500	9.16
Forfeited	(4,000)	4.63		-
Outstanding at September 30, 2024	404,387	$6.14	7 years	$-

Exercisable at September 30, 2024	314,888	$5.97	7 years	$-

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	Under Option	Price	Life	Value
Outstanding at January 1, 2023	365,447	$5.89	8 years	$19,200

Forfeited	(7,560)	15.34		(19,200)
Outstanding at September 30, 2023	357,887	$5.69	8 years	$-

Exercisable at September 30, 2023	186,594	$5.60	7 years	$-

During the three and nine months ended September 30, 2024 and 2023, stock-based compensation for options was $354,006 and $584,918, respectively, and $115,456 and $349,073, respectively.

As of September 30, 2024 and December 31, 2023, there were $319,148 and $547,981, respectively, of total unrecognized compensation costs related to stock options granted under our stock option agreements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of two years. The total fair value of stock options that vested during the nine months ended September 30, 2024 and 2023 was $696,620 and $467,771, respectively.

12. Concentrations

Revenues from a limited number of customers have accounted for a substantial percentage of our total revenues. During the three months ended September 30, 2024, our two largest customers, the State of Michigan and Applied Innovation, Inc., accounted for 35% and 12%, respectively, of our total revenues. During the three months ended September 30, 2023, our largest customer, the State of Michigan, accounted for 31% of our total revenues. During the nine months ended September 30, 2024 and 2023, our largest customer, the State of Michigan, accounted for 41% and 34%, respectively, of our total revenues.

For the three months ended September 30, 2024 and 2023, government contracts, including K-12 education, represented approximately 72% and 82%, respectively, of our net revenues. For the nine months ended September 30, 2024 and 2023, government contracts, including K-12 education, represented approximately 82% and 79%, respectively, of our net revenues. A significant portion of our sales to resellers represent ultimate sales to government or K-12 education.

As of September 30, 2024, accounts receivable concentration from our two largest customer was 37% and 26%, respectively, of our gross accounts receivable, compared to 62% for our largest customer as of December 31, 2023.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial conditions and results of operations should be read together with our condensed consolidated financial statements and notes thereto included in Part I, Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q, and with the condensed consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods. Any forward-looking statements in this discussion and analysis should be read in conjunction with the information set forth in “Note Regarding Forward-Looking Statements” elsewhere herein. In this Quarterly Report, we sometimes refer to the three and nine-month periods ended September 30, 2024 as the third quarter 2024 and the nine-month period 2024 respectively, and to the three and nine-month periods ended September 30, 2023 as the third quarter 2023 and the nine-month period 2023.

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

How We Evaluate our Business Performance and Opportunities

There has been no material change during the nine-month period 2024 to the major qualitative and quantitative factors we consider in the evaluation of our operating results as set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — How We Evaluate our Business Performance and Opportunities” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Executive Overview of Results

Revenues were up for the third quarter and nine-month period 2024 compared to the same periods in 2023 by $341,196, or 8.0%, and $1,044,610, or 8.2%, respectively, primarily driven by software as a service and professional services more than offsetting expected weakness in storage and retrieval and sales of direct premise software. Operating expenses for the nine-month period 2024 increased 28.2%, primarily driven by share based compensation. In the nine month period 2024, we recorded $669,937 in share based compensation expense related to our restricted stock awards to employees and $245,023 in new stock option grants in the third quarter to employees and directors. The balance of our operating expenses (excluding cost of revenues) increased 15.6% year over year, primarily driven by intentional investments in sales and marketing to accelerate revenue growth and investments in general and administrative to build structure in order to better scale, as well as expanding our development team to bring product enhancements to market more swiftly.

Below are our key financial results for the third quarter 2024 (consolidated unless otherwise noted):

●	Revenues were $4,589,625, representing revenue growth of 8.0% year over year.

●	Cost of revenues was $1,783,771, an increase of 8.6% year over year.

●	Operating expenses (excluding cost of revenues) were $3,104,065, an increase of 37.3% year over year. This amount includes share based compensation expense of $136,019 related to restricted stock awards to employees and $245,023 related to stock option grants to employees and directors in the third quarter 2024.

●	Loss from operations was $298,211, compared to income from operations of $345,555 in third quarter 2023.

●	Net loss was $392,850 with basic and diluted net loss per share of $0.09, compared to net income of $209,331 in third quarter 2023 with basic and diluted net income per share of $0.05.

●	Operating cash provided was $1,933,562, compared to $1,427,945 in third quarter 2023.

●	Investing activities, including both capitalization of internal use software and purchases of property and equipment, were $296,593, compared to $140,952 in third quarter 2023.

Below are our key financial results for the nine-month period 2024 (consolidated unless otherwise noted):

●	Revenues were $13,738,302, representing revenue growth of 8.2% year over year.

●	Cost of revenues was $5,029,825, an increase of 3.7% year over year.

●	Operating expenses (excluding cost of revenues) were $8,869,062, an increase of 28.2% year over year. This amount includes share based compensation expense of $669,937 related to restricted stock awards to employees and $245,023 related to stock option grants to employees and directors the nine-month period 2024.

●	Loss from operations was $160,585, compared to income from operations of $925,942 for the nine-month period 2023.

●	Net loss was $492,514 with basic and diluted net loss per share of $0.12, compared to net income of $457,628 with basic and diluted net income per share of $0.11 and $0.10, respectively, for the nine-month period 2023.

●	Net cash provided by operating activities was $3,652,417, compared to $1,128,314 for the nine-month period 2023.

●	Investing activities, including both capitalization of internal use software and purchases of property and equipment, were $695,359, compared to $432,053 for the nine-month period 2023.

●	As of September 30, 2024, we had 199 employees, including 32 part-time employees, compared to 165 employees, including 29 part-time employees, as of September 30, 2023.

Financial Impact of Current Economic Conditions

Our overall performance depends on economic conditions, and our continuing growth will be due in part to continued growth in the US economy and continued stability of state and local governmental spending in the US. Our performance will also continue to be affected by uncertainty in the inflationary environment and uncertainty in interest rates, as well as slowing-to-modest global growth rates.

Employee wages, our largest expense, have recently increased due to wage inflation. These increased labor costs have been mitigated by appropriately increasing customer renewal rates whenever we have the contractual ability to do so, as well as improved margins from growth in the software as a service revenue line. We anticipate that the inflationary effect on our wages has stabilized.

Other volatility, particularly from global supply chain disruptions, has had and is expected to continue to have a minimal impact on us as we consume relatively little in raw materials. Any macroeconomic downturn could affect our customers’ and potential customers’ budgets for technology procurement. However, absent economic disruptions, and based on the current trend of our business operations and our continued focus on strategic initiatives to grow our customer base, we believe in the strength of our brand and that our focus on our strategic priorities will deliver consistent growth.

Uncertainties, Trends, and Risks that can cause Fluctuations in our Operating Results

Our operating results have fluctuated significantly in the past and are expected to continue to fluctuate in the future due to a variety of factors, in addition to economic conditions, that are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Uncertainties, Trends, and Risks that can cause Fluctuations in our Operating Results” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Due to all these factors and the other risks discussed Part I, Item IA, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and Part II, Item IA, “Risk Factors” of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 filed on May 14, 2024, our past results of operations should not be relied upon as an indication of our future performance. Comparisons of our operating results with prior periods is not necessarily meaningful or indicative of future performance.

Reportable Segments

We have two reportable segments: Document Management and Document Conversion. These reportable segments are discussed above under “Company Overview.”

Results of Operations

Revenues

The following table sets forth our revenues by reportable segment for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues by segment
Document Management	$1,913,116	$1,871,395	$5,592,624	$5,549,194
Document Conversion	2,676,509	2,377,034	8,145,678	7,144,498
Total revenues	$4,589,625	$4,248,429	$13,738,302	$12,693,692

Gross profit by segment
Document Management	$1,645,355	$1,590,314	$4,820,785	$4,639,866
Document Conversion	1,160,499	1,015,277	3,887,692	3,201,997
Total gross profit	$2,805,854	$2,605,591	$8,708,477	$7,841,863

The following table sets forth our revenues by revenue source for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenues:
Sale of software	$13,334	$9,422	$34,046	$88,361
Software as a service	1,403,942	1,293,745	4,209,686	3,810,095
Software maintenance services	352,066	353,010	1,064,015	1,051,691
Professional services	2,600,230	2,333,090	7,742,266	6,930,695
Storage and retrieval services	220,053	259,162	688,289	812,850
Total revenues	$4,589,625	$4,248,429	$13,738,302	$12,693,692

The following table sets forth our revenues by revenue source and segment for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Document management segment revenues:
Sale of software	$13,334	$9,422	$34,046	$88,361
Software as a service	1,403,942	1,293,745	4,209,686	3,810,095
Software maintenance services	352,066	353,010	1,064,015	1,051,691
Professional services	143,774	215,218	284,877	599,047
Total document management segment revenues	$1,913,116	$1,871,395	$5,592,624	$5,549,194

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Document conversion segment revenues:
Professional services	$2,456,456	$2,117,872	$7,457,389	$6,331,648
Storage and retrieval services	220,053	259,162	688,289	812,850
Total document conversion segment revenues	$2,676,509	$2,377,034	$8,145,678	$7,144,498

Revenues were up for the third quarter and nine-month period 2024 by $341,196, or 8.0%, and $1,044,610, or 8.2%, respectively, primarily driven by software as a service and professional services in the Document Conversion segment more than offsetting weakness in storage and retrieval, which is expected to continue in the near term, and normal volatility in sales of direct premise software.

Software as a Service Revenues

We provide access to our software solutions as a service, accessible through the internet. Our customers typically enter into our software as a service agreement for periods of one year or more. Under these agreements, we generally provide access to the applicable software, data storage and related customer assistance and support. Revenues from the sale of software as a service, which are reported as part of our Document Management segment increased by $110,197, or 8.5%, in the third quarter 2024 compared to the third quarter 2023 and increased by $399,591, or 10.5% in the nine-month period 2024 compared to the nine-month period 2023. This increase was primarily the result of new cloud-based solution sales, primarily our IntelliCloud Payables Automation Solution, as well as expanded data storage, user seats, and hosting fees for existing customers. Those growth areas were partially offset by weakness in the YellowFolder growth in K-12, which was impacted by higher than normal churn rate in those customers.

Professional Services Revenues

Professional services revenues primarily consist of revenues from document scanning and conversion services, plus consulting, discovery, training, and advisory services to assist customers with document management needs. These revenues include arrangements that do not involve the sale of software. Of our professional services revenues during the third quarter 2024 and nine-month period 2024, $2,456,456 and $7,457,389, respectively, were derived from our Document Conversion operations and $143,774 and $284,877, respectively, were derived from our Document Management operations. Our overall professional services revenues increased by $267,140, or 11.5%, in the third quarter 2024 compared to the third quarter 2023 and increased by $811,571, or 11.7%, in the nine-month period 2024 compared to the nine-month period 2023. This increase is the result of a significant project in our Document Conversion segment, along with realized price increases in late 2023, more than offsetting fewer projects in our Document Management segment, which can be more volatile with its significantly smaller volumes. However, we believe that our largest Document Conversion customer intends to renegotiate, and accordingly reduce, our pricing on a significant portion of our work for this customer, which could have a significant adverse impact on our future professional services revenues as well as our overall revenues, margins, net income and cash flows next year.

Costs of Revenues and Gross Profits

The following table sets forth our cost of revenues by reportable segment for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Cost of revenues by segment
Document Management	$267,761	$281,081	$771,839	$909,328
Document Conversion	1,516,010	1,361,757	4,257,986	3,942,501
Total cost of revenues	$1,783,771	$1,642,838	$5,029,825	$4,851,829

The following table sets forth our cost of revenues, by revenue source, for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

Cost of revenues:
Sale of software	$1,137	$5,889	$7,327	$21,414
Software as a service	228,923	200,104	662,501	679,126
Software maintenance services	13,743	13,165	42,817	44,998
Professional services	1,431,241	1,338,526	4,059,845	3,832,983
Storage and retrieval services	108,727	85,154	257,335	273,308
Total cost of revenues	$1,783,771	$1,642,838	$5,029,825	$4,851,829

The following table sets forth our cost of revenues, by revenue source and segment, for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

Document management segment cost of revenues:
Sale of software	$1,137	$5,889	$7,327	$21,414
Software as a service	228,923	200,104	662,501	679,126
Software maintenance services	13,743	13,165	42,817	44,998
Professional services	23,958	61,923	59,194	163,790
Total document management segment cost of revenues	$267,761	$281,081	$771,839	$909,328

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

Document conversion segment cost of revenues:
Professional services	$1,407,283	$1,276,603	$4,000,651	$3,669,193
Storage and retrieval services	108,727	85,154	257,335	273,308
Total document conversion segment cost of revenues	$1,516,010	$1,361,757	$4,257,986	$3,942,501

Our total cost of revenues during the third quarter 2024 increased by $140,933, or 8.6%, over third quarter 2023 and increased by $177,996, or 3.7%, during the nine-month period 2024 over the nine-month period 2023. Our cost of revenues for our Document Management segment decreased by $13,320, or 4.7%, in the third quarter 2024 compared to the third quarter 2023 and decreased $137,489, or 15.1%, in the nine-month period 2024 compared to the nine-month period 2023 following the reduced volume in sales of software and professional services in that segment. Our cost of revenues for our Document Conversion segment increased by $154,253, or 11.3%, in the third quarter 2024 compared to the third quarter 2023 and increased by $315,485, or 8.0%, during the nine-month period 2024 compared to the nine-month period 2023 due to the staffing ramp up to accommodate more work volume, as well as a higher cost project mix in the third quarter 2024.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

Gross profit:
Sale of software	$12,197	$3,533	$26,719	$66,947
Software as a service	1,175,019	1,093,641	3,547,185	3,130,969
Software maintenance services	338,323	339,845	1,021,198	1,006,693
Professional services	1,168,989	994,564	3,682,421	3,097,712
Storage and retrieval services	111,326	174,008	430,954	539,542
Total gross profit	$2,805,854	$2,605,591	$8,708,477	$7,841,863

Gross profit percentage:
Sale of software	91.5%	37.5%	78.5%	75.8%
Software as a service	83.7%	84.5%	84.3%	82.2%
Software maintenance services	96.1%	96.3%	96.0%	95.7%
Professional services	45.0%	42.6%	47.6%	44.7%
Storage and retrieval services	50.6%	67.1%	62.6%	66.4%
Total gross profit percentage	61.1%	61.3%	63.4%	61.8%

Our overall gross profit decreased to 61.1% in the third quarter 2024 from 61.3% in the third quarter 2023, and increased to 63.4% for the nine-month period 2024 from 61.8% for the nine-month period 2023. The revenue mix between segments did not shift significantly, leading to stability in margins. Price increases in the Document Conversion segment offset a less profitable project mix in professional services within that segment, and margins were further bolstered by a strong performance leading to a more profitable project mix in Document Management professional services.

Cost of Software as a Service

Cost of software as a service, or SaaS, consists primarily of technical support personnel, hosting services, and related costs. Cost of software as a service during the third quarter 2024 increased by $28,819, or 14.4%, from the third quarter 2023 and decreased by $16,625, or 2.4%, during the nine-month period 2024 over the nine-month period 2023. While our cost to support SaaS is generally stable and consistent, in the third quarter 2024 we hired two additional personnel, a help desk support and an implementations project manager, in order to meet growing demand. Our gross margin in the third quarter 2024 decreased to 83.7% compared to 84.5% in the third quarter 2023 and increased to 84.3% in the nine-month period 2024 compared to 82.2% during the nine-month period 2023.

Cost of Professional Services

Cost of professional services consists primarily of compensation for employees performing the document conversion services, compensation of our software engineers and implementation consultants and related third-party costs. Cost of professional services during the third quarter 2024 increased by $92,715, or 6.9%, over the third quarter 2023 and increased in the nine-month period 2024 by $226,862, or 5.9%, over the nine-month period 2023, primarily due to growing the Document Conversion staff to process the growing revenues. Our gross margins in professional services increased to 45.0% in the third quarter 2024 compared to 42.6% in the third quarter 2023 and increased to 47.6% during the nine-month period 2024 compared to 44.7% in the nine-month period 2023. Price increases in the Document Conversion segment offset a less profitable project mix in professional services within that segment in the third quarter 2024, and was strengthened by an overall solid project mix in the segment for the nine month period 2024. Gross margins related to professional services projects may vary widely, depending upon the nature of the digital conversion or consulting project and the amount of labor it takes to complete a project.

Operating Expenses

The following table sets forth our operating expenses for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Operating expenses:
General and administrative	$2,113,842	$1,516,009	$6,268,131	$4,632,559
Sales and marketing	702,500	496,289	1,774,560	1,568,103
Depreciation and amortization	287,723	247,738	826,371	715,259

Total operating expenses	$3,104,065	$2,260,036	$8,869,062	$6,915,921

General and Administrative Expenses

General and administrative expenses during the third quarter 2024 increased by $597,833, or 39.4%, over the third quarter 2023, and increased in the nine-month period 2024 by $1,635,572, or 35.3%, over the nine-month period 2023, primarily related to new share based compensation expense of $381,041 and $914,960, respectively, attributable to awards of restricted stock and stock options during 2024. The nine-month period 2024 amount of $914,960 of share based compensation expense for 2024 stock awards is comprised of $669,937 related to restricted stock awards to employees and $245,023 related to stock option grants to employees and directors, as described in the following table:

	For the Nine Months Ended
	September 30,
	2024	2023
Share based compensation expense components:
Stock options granted 2020 and 2022	$339,895	$349,073
Stock options granted third quarter 2024	245,023	-
Restricted stock awards granted 2024	669,937	-
Total share based compensation expense	1,254,855	349,073
Less amount related to cashless exercise	(69,525)	-
Share based compensation equity impact	$1,185,330	$349,073

Excluding the share based compensation expense, total general and administrative expenses increased by $216,792, or 14.3% in the third quarter 2024 over 2023 and $1,038,181, or 15.0% in the nine-month period 2024 over 2023, related to investments made in order to scale, such as development, finance, and our SOC2 process, as well as wage increases. These increases in investments were reflected in both our reportable segments. Our Document Management segment, which includes the share based compensation expense, reported a general and administrative expenses of $1,189,789 and $3,539,330 in the third quarter 2024 and the nine-month period 2024, respectively, from $794,177 and $2,392,023 in the third quarter 2023 and the nine-month period 2023, respectively. In our Document Conversion segment, our general and administrative expenses increased to $924,053 and $2,728,801, and $721,832 and $2,240,536, in the third quarter and nine-month period 2024 and 2023, respectively.

Sales and Marketing Expenses

Sales and marketing expenses during the third quarter 2024 increased by $206,211, or 41.6%, over the third quarter 2023 and increased by $206,457, or 13.2%, during the nine-month period 2024 compared to the nine-month period 2023. The increases were primarily driven by the expansion of our sales team as part of our investments intended to accelerate our sales. Additionally, these increases resulted from an increased focus on our marketing efforts, such as an increase in our marketing expense on select campaigns and increased travel and trade show materials and attendance.

Depreciation and Amortization

Depreciation and amortization during the third quarter 2024 increased by $39,985, or 16.1%, over the third quarter 2023 and increased by $111,112, or 15.5%, during the nine-month period 2024 over the nine-month period 2023 primarily as a result of increased amortization of capitalized software costs.

Other Items of Income and Expense

Interest Expense, Net

Interest expense decreased by $41,585, or 30.5%, in the third quarter 2024 as compared to the third quarter 2023, and decreased by $136,385, or 29.1% during the nine-month period 2024 as compared to nine-month period 2023. The decrease resulted from reduced interest resulting from principal repayments as follows: the 2020 Notes principal payments of $263,000 on February 28, 2023 and $717,500 on August 31, 2023, and the 2022 Notes principal repayments of $500,000 on March 30, 2024, $325,000 on June 30, 2024 and $800,000 on August 30, 2024. The reduced interest on lower principal balances year over year was partially offset by accelerating amortization of debt issue costs corresponding with the prepaid notes principal.

Liquidity and Capital Resources

We have financed our operations primarily through a combination of cash on hand, cash generated from operations, borrowings from third parties and related parties, and proceeds from private sales of equity. Since 2012, we have raised a net total of approximately $22.9 million in cash through issuances of debt and equity securities, net of $3.6 million in debt repayments. In March, June and August 2024, we prepaid an aggregate of $1.65 million of the principal balances of the 2022 Notes, respectively.

In 2024 and 2023, we engaged in several actions that significantly improved our liquidity and cash flows, including (i) effective October 1, 2023 through September 30, 2024, securing a renewal contract with our largest customer, containing an estimated net rate increase for all non-fixed pricing projects of approximately 21%, compared to the current rates in effect for the contract period commencing June 1, 2018, and (ii) on March 13, 2024, we agreed with the note holders to amend the Unrelated Notes and Related Notes to extend the maturity date to December 31, 2025, for the remaining $807,331 in 2022 Unrelated Notes and $532,169 of the 2022 Related Notes. However, we believe that our largest customer intends to renegotiate our pricing on a significant portion of our work for this customer, which could have an adverse impact on our overall revenues, cash flows, liquidity and capital resources.

At September 30, 2024, we had $2.5 million in cash and cash equivalents, working capital deficit of $0.2 million, and long-term debt relating to our notes payable of approximately $1.3 million due December 31, 2025. Based on our current plans and assumptions, we believe our capital resources, including our cash and cash equivalents, along with funds expected to be generated from our operations and potential financing options, will be sufficient to meet our anticipated cash flow needs for at least the next 12 months, including to satisfy our expected working capital needs and our capital and debt service commitments over that period.

However, our future cash resources and capital requirements may vary materially from those now planned. For example, from time to time we evaluate opportunities to expand our current or to develop new products and services and technology or to acquire or invest in complementary businesses, which could increase our capital needs. Our ability to meet our capital needs in the short term will depend on many factors, including maintaining and enhancing our operating cash flow and successfully retaining and growing our client base in the midst of continuing uncertainty regarding inflation and economic growth, the impact of contract renegotiations with our largest customer, the timing of sales, the success of our new business partners expanding our product and service lines, the mix of products and services, unanticipated events over which we have no control increasing our operating costs or reducing our revenues beyond our current expectations, and other factors discussed in this Quarterly Report.

We believe we could seek additional debt or equity financing on acceptable terms. While we are confident in our ability to satisfy our current debt requirements, we also believe that our capital resources, business operations and financial results would allow us to seek a full or partial refinancing or other appropriate modification of the current notes payable, such as an extension or conversion to equity, if we deem necessary or desirable. However, our ability to obtain additional capital, or to modify our existing debt arrangements, when needed or desired, will depend on many factors, including general economic and market conditions, our operating performance and investor and lender sentiment, and thus cannot be assured.

Indebtedness

As of September 30, 2024, our outstanding long-term indebtedness consisted of the 2022 Notes issued to accredited investors on April 1, 2022, with an aggregate outstanding principal balance of $1,339,500 and accrued interest of $0.

See Note 7 and Note 8 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report for further information on the 2022 notes.

Capital Expenditures

There were no material commitments for capital expenditures at September 30, 2024.

Cash Provided by Operating Activities

Net cash provided by operating activities during the nine-month period 2024 was $3,652,417, primarily attributable to the net income adjusted for non-cash expenses of $2,203,699, a decrease in operating assets of $780,011 and an increase in operating liabilities of $1,161,221. Net cash provided by operating activities during the nine-month period 2023 was $1,128,314, primarily attributable to the net income adjusted for non-cash expenses of $1,312,276, an increase in operating assets of $1,037,575 and an increase in operating liabilities of $395,985.

Cash Used by Investing Activities

Net cash used in investing activities in the nine-month period 2024 was $695,359, including $302,396 in capitalized software and $203,900 in servers to replace end-of-life Yellow Folder software as a service servers. Net cash used in investing activities in the nine-month period 2023 was $432,053, including $348,051 in capitalized software.

Cash Used in and Provided by Financing Activities

Net cash used by financing activities during the nine-month period 2024 amounted to $1,625,000 in repayment of notes payable and $45,577 in the principal portion of a finance lease liability. Net cash used by financing activities during the nine-month period 2023 amounted to $700,000 in earnout liability payments, $980,450 in repayment of notes payable, and $23,167 in the principal portion of a finance lease liability.

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

Our critical accounting policies and estimates are set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Based on this evaluation, we concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Our business and operating results are subject to many risks, uncertainties and other factors. If any of these risks were to occur, our business, affairs, assets, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. There have been no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, except as set forth in Part II, Item IA, “Risk Factors,” of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024, filed on May 14, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 16, 2024, we granted non-employee directors stock options to purchase 36,000 shares at an exercise price of $8.78 per share, the fair market value of the shares on the grant date, under the 2023 Non-Employee Director Compensation Plan. The grant of options was not subject to vesting, and was made in reliance on the exemption from registration available in Section 4(a)(2) of the Securities Act for transactions by an issuer not involving any public offering.

On September 4, 2024, we granted employees stock options to purchase 14,500 shares at an exercise price of $10.12 per share, the fair market value of the shares on the grant date, under the 2015 Plan, with annual vesting through 2027 based on service time. The grant of options was made in reliance on the exemption from registration available in Section 4(a)(2) of the Securities Act for transactions by an issuer not involving any public offering.

Other than as set forth above, there have been no securities sold by the registrant during the period covered by this Quarterly Report on Form 10-Q.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

During the fiscal quarter ended September 30, 2024, no director or officer:

●	Adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act); or
●	Adopted, modified, or terminated a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).

ITEM 6. EXHIBITS.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Incorporation by reference
Exhibit No.	Description of Exhibit	Form	Date	Exhibit

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.).

101.SCH*	Inline XBRL Taxonomy Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLINETICS, INC.

Dated:	November 13, 2024

By:	/s/ James F. DeSocio
James F. DeSocio
President and Chief Executive Officer

Dated:	November 13, 2024

By:	/s/ Joseph D. Spain
Joseph D. Spain
Chief Financial Officer

