Form 10-K
period 2024-12-31
INTELLINETICS, INC.
filed 2025-03-24
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $17,355,181.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 4,259,276 shares of common stock, par value $0.001 per share, were outstanding as of March 19, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2024, are incorporated by reference in Part III hereof.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated into this report by reference contain, and we may from time to time make, forward-looking statements. From time to time in the future, we may make additional forward-looking statements in presentations, at conferences, in press releases, in other reports and filings and otherwise. Forward-looking statements are all statements other than statements of historical facts, including statements that refer to plans, intentions, objectives, goals, targets, strategies, hopes, beliefs, projections, prospects, expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. The words “may,” “could,” “should,” “would,” “will,” “project,” “intend,” “continue,” “believe,” “anticipate,” “estimate,” “forecast,” “expect,” “plan,” “potential,” “opportunity,” “scheduled,” “goal,” “target,” and “future,” variations of such words, and other comparable terminology and similar expressions and references to future periods are often, but not always, used to identify forward-looking statements. Examples of forward-looking statements include, among other things, statements about the following:

●	the effects on our business, financial condition and results of operations of current and future economic, business, market and regulatory conditions, including the current global inflation, economic instability, and other economic and market conditions, and their effects on our customers and their capital spending and ability to finance purchases of our products, services, technologies and systems;

●	our prospects, including our future business, revenues, recurring revenues, expenses, net income, earnings per share, margins, profitability, cash flow, cash position, liquidity, financial condition and results of operations, backlog of orders and revenue, our targeted growth rate, our goals for future revenues and earnings, and our expectations about realizing the revenues in our backlog and in our sales pipeline;

●	our expectation that the shift from an offline to online world will continue to benefit our business;

●	our ability to integrate our recent acquisitions and any future acquisitions, grow their businesses and obtain the expected financial and operational benefits from those businesses;

●	the effects of fluctuations in sales on our business, revenues, expenses, net income, earnings per share, margins, profitability, cash flow, capital expenditures, liquidity, financial condition and results of operations;

●	our products, services, technologies and systems, including their quality and performance in absolute terms and as compared to competitive alternatives, their benefits to our customers and their ability to meet our customers’ requirements, and our ability to successfully develop and market new products, services, technologies and systems;

●	our markets, including our market position and our market share;

●	our ability to successfully develop, operate, grow and diversify our operations and businesses;

●	our business plans, strategies, goals and objectives, and our ability to successfully achieve them;

●	the sufficiency of our capital resources, including our cash and cash equivalents, funds generated from operations, availability credit and financing arrangements and other capital resources, to meet our future working capital, capital expenditure, lease and debt service and business growth needs;

●	the value of our assets and businesses, including the revenues, profits and cash flow they are capable of delivering in the future;

●	the amount and timing of revenue recognition from customer contracts with commitments for performance obligations, including our estimate of the remaining amount of commitments and when we expect to recognize revenues;

●	industry trends and customer preferences and the demand for our products, services, technologies and systems; and

●	the nature and intensity of our competition, and our ability to successfully compete in our markets.

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

ii

PART I

ITEM 1. BUSINESS

Company Overview

Intellinetics is a Nevada holding company incorporated in 1997, with two wholly-owned subsidiaries: (i) Intellinetics Ohio and (ii) Graphic Sciences. Intellinetics Ohio was incorporated in 1996, and on February 10, 2012, Intellinetics Ohio became the sole operating subsidiary of Intellinetics as a result of a reverse merger and recapitalization. On March 2, 2020, Intellinetics purchased Graphic Sciences, Inc.

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

We operate a U.S.-based business with concentrated sales to the State of Michigan for our Document Conversion segment, complemented by our diverse set of document management software solutions and services. We hold or compete for leading positions regionally in select markets and attribute this leadership to several factors including the strength of our brand name and reputation, our comprehensive offering of innovative solutions, and the quality of our service support. Net growth in sales of software as a service in recent years reflects market demand for these solutions over traditional sales of on-premise software. We expect to continue to benefit from our select niche leadership market positions, innovative product offerings, growing customer base, and the impact of our increased spending in sales and marketing programs. Examples of these programs include identifying and investing in growth and expanded market penetration opportunities, more effective products and services pricing strategies, demonstrating superior value to customers, increasing our sales force effectiveness through improved guidance and measurement, and continuing to optimize our lead generation and lead nurturing processes.

Software and Services

Document Management

Our flagship software platforms include a) IntelliCloud™ Payables Automation Solutions, b) IntelliCloud™ content management, and c) YellowFolder™, a specialized content management software solution for the K-12 education market. These platforms reflect our focus, and the market’s focus, on growth via cloud-based content management and process automation. Our Document Management business also generates software-related professional services that include installation, integration, training, and consulting services, as well as ongoing software maintenance and customer support.

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

Competition and Market Position

The market for our products is competitive, and we expect that competition will continue to intensify as the document solutions markets evolve and potentially consolidate. We believe that the trend toward electronic document management, and particularly cloud solutions, which was accelerated by the COVID-19 pandemic and subsequent increased prevalence of remote or hybrid workforces, has not diminished with several industries recently implementing ‘return to work’ programs.

We believe the primary competitors of our Document Management segment, including payables automation, are Stampli, Nexus, DocuWare, M-files, On-Base, FileBound, Frontline, Laserfiche, Square 9, and Harvest Technology Group, who also serve small-to-medium business (SMB), K-12 education, and governmental sectors. The principal competitive factors affecting the market for our solutions and services include: (i) vendor and product reputation; (ii) product quality, performance and price; (iii) the availability of software products on multiple platforms; (iv) product scalability; (v) product integration with other enterprise applications; (vi) software functionality and features; (vii) software ease of use; (viii) the quality of professional services, customer support services and training; and (ix) the ability to address specific customer business problems. We believe that the relative importance of each of these factors depends upon the concerns and needs of each specific customer.

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

We believe that the consolidated Company has advantages over our competitors in the small-to-medium business market, and particularly organizations in highly regulated, risk and compliance-intensive markets, such as state and local government, non-clinical health care, and K-12 education. In our view, we will remain competitive by remaining a focused niche provider with product offerings aligned with buyer-specific requirements. We anticipate that we will benefit from five specific advantages already in place:

●	Advanced cloud and premise digital transformation software and services;

●	Expanded IntelliCloud software integration tools for independent software vendors to integrate into their ERP solutions and sell into their customer base;

●	Modular solution and services that enable rapid customer activation model;

●	Integrated on-demand solutions library as standard platform feature; and

●	Expanded software integration tools that make it easier for independent software vendors to integrate and sell IntelliCloud software capabilities into their customer base.

We believe, with these competitive strengths, that we are well positioned as a cloud-based managed document services provider for the small-to-medium business and governmental sectors.

Customers

Document Management

Our Document Management segment has relatively low customer concentration. For 2024 and 2023, the two largest customers of our Document Management segment accounted for approximately 7% and 2%, respectively, of the segment’s revenues for that period.

For the years ended December 31, 2024, and 2023, government contracts, including K-12 education, represented approximately 78% and 84%, respectively, of the Document Management segment’s net revenues, including a significant portion of the segment’s sales to resellers which represent ultimate sales to government agencies. Due to their dependence on state, local and federal budgets, government contracts carry short terms, typically 12 months. Since our inception, our contracts with government customers have generally renewed on the original terms and conditions upon expiration.

Document Conversion

Our Document Conversion segment has significant customer concentration with the State of Michigan. Graphic Sciences’ initial form of the current contract with the State of Michigan was won in 2007 and currently is in its extension period beyond the five years from June 1, 2018 to May 30, 2023, which extended the contract to May 30, 2025. We are currently participating in a competitive bidding process to renew this contract as of the date of this Report. The contract is issued to Graphic Sciences through the Michigan Department of Management and Budget, Enterprise Procurement and managed through the Department of Management and Budget, Records Management Services Division (RMS).

The contract provides local and state government agencies access to digital and micrographic conversion services. These agencies have the option to perform these conversion services internally or go out to bid if they so choose.

All Michigan agencies and departments are able to use the services and prices provided under this contract. Mechanically, the work we perform is invoiced to RMS and the end user is invoiced through the State of Michigan accounting system. We do not invoice the end user directly when entities utilize this contract facility, and we have a single point of contact for managing billing and receipt. The state in effect acts as a reseller of our services to the other agencies and makes a mark-up of what is charged. For 2024, the State of Michigan represented approximately 69% of our Document Conversion segment’s net revenues, and 40% of the total consolidated revenues. Our second largest customer in 2024 was our reseller Applied Innovation, representing 7% of our Document Conversion segment’s net revenues and 4% of the total consolidated revenues. For 2023, the State of Michigan represented approximately 62% of our Document Conversion segment’s net revenues, and 35% of the total consolidated revenues. Our second largest customer in 2023 was Rocket Mortgage, representing 9% of our Document Conversion segment’s net revenues and 5% of the total consolidated revenues.

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

Human Capital

As of March 19, 2024, we employed a total of 153 individuals; all but 17 are full-time employees. Of those, Graphic Sciences employs 97 individuals, comprised of 89 full-time and 8 part-time employees, primarily located in Michigan. Graphic Sciences also utilizes temporary employees, through various agencies, to provide labor for variable project work. Intellinetics Ohio employs 53 individuals, comprised of 44 full-time and 9 part-time employees, primarily located in Ohio and Texas. As a combined company, 19 of our employees work in administration and management, 42 of our employees work in software sales, maintenance and support, and software development, and 92 of our employees work in document services and storage operations.

We consider the integrity, experience, dedication, creativity, and team-oriented nature of our employees to be an essential driver of our business and a key to our future prospects. Personal relationships with our existing customers are an important part of our business, and our customers have come to rely on the personal service and knowledge of our workforce across all functional areas. To attract and retain qualified applicants to our company and retain our employees, we offer total benefits packages consisting of base salary or hourly wage (depending on position), a comprehensive benefits package, and equity compensation for certain employees. Annual cash bonuses are based on our profitability, achievement of targets, and level of responsibility. When selecting talent, we consider education, experience, diversity, and the likelihood that a candidate will espouse our values of integrity, collaboration, dedication, creativity, and superior customer service.

We are committed to fostering a diverse and inclusive workforce that attracts and retains exceptional talent. In addition, we pride ourselves on an open culture that respects co-workers, values employees’ health and well-being and fosters professional development. We support employee growth and development in a variety of ways including with training opportunities and an overall strategy of promotion from within. Our management conducts periodic employee engagement surveys and, for supervisors and above, annual individual employee assessments with an emphasis on individual development for each employee.

We believe that relations with our employees are good. None of our employees are represented by a labor union, and we do not have collective bargaining arrangements with any of our employees.

Executive Officers and Board of Directors

On December 31, 2024, our executive officers and directors included the following:

Name	Age	Title

James F. DeSocio	69	President, Chief Executive Officer, and Director

Matthew L. Chretien	57	Chief Strategy Officer, Chief Technology Officer, Secretary, and Director

Joseph D. Spain	57	Chief Financial Officer, Treasurer

Roger Kahn	55	Director (Resigned as of February 18, 2025)

John Guttilla	68	Director

Stanley Jaworski	72	Director

Paul Seid	76	Director

Michael Taglich	59	Director, Chairman of the Board

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

Roger Kahn, Director. On February 18, 2025, Roger Kahn resigned from the board, noting his other responsibilities required his full attention. There were no disagreements with the board. Mr. Kahn was appointed as a member of our board of directors on October 5, 2017. Mr. Kahn has served as President and Chief Executive Officer of Bridgeline Digital, Inc. (“Bridgeline”), a web content management solutions provider, since May 2016. Mr. Kahn received his Ph.D. in Computer Science and Artificial Intelligence from the University of Chicago.

John Guttilla, Director. Mr. Guttilla was appointed as a member of our board of directors on November 10, 2022. Mr. Guttilla is a Managing Director and shareholder of CBIZ CPA’s LLC. He serves as Financial Services Partner in CBIZ’s Saddle Brook, NJ office. CBIZ acquired Mr. Guttilla’s previous accounting firm, Marcum LLP, in November of 2024, in which Mr. Guttilla was a partner.  Mr. Guttilla has more than 40 years of experience in both tax consulting and auditing for both public and private companies and his industry experience includes brokerage, private equity, foreign exchange trading, manufacturing, printing, hospitality, consumer products, real estate and professional services.  He has also served as a Director and Audit Committee Chairman for two public companies, DecisionPoint Systems, Inc. (NYSE DPSI), and Orchids Paper Products (NYSE TIS).

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

Michael Taglich, Director. Mr. Taglich was appointed as a member of our board of directors on November 2, 2023. Mr. Taglich has been President of Taglich Brothers, Inc., since its founding in 1992. Taglich Brothers is a New York-based full-service securities brokerage firm specializing in the micro-cap segment of the public securities markets. He is currently the Chairman of the Board of Air Industries Group Inc., a publicly traded aerospace and defense company (NYSE AIRI). He also serves on the board of BioVentrix, Inc., a privately held medical device company whose products are directed at heart failure treatment. He also serves as a director on a number of other public and private companies, including DecisionPoint Systems, Inc. (NYSE DPSI), Bridgeline Digital, Inc. (NASDAQ BLIN) (resigned as director in February 2025), and privately held Icagen Inc., a drug screening company. Mr. Taglich received a Bachelor’s Degree in Business Administration from New York University.

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

Risks Relating to Our Business

Our largest customer awards long-term contracts through a competitive bidding process that is open as of the date of this Report, and any loss or volume reduction of this or any other major customer or the failure to collect a large account receivable could negatively affect our results of operations and financial condition.

Our largest customer awards long-term contracts through a competitive bidding process that is open as of the date of this Report. We believe we are well suited to continue to provide services to this client, but there can be no assurance that we will be awarded continuing contracts or that our work volumes with this customer will continue at their current levels and/or pricing. Revenues from a limited number of customers have accounted for a substantial percentage of our total revenues. Our two largest clients account for approximately 40% and 4%, and 35% and 5%, of our revenues for the years ended December 31, 2024 and 2023, respectively. For the years ended December 31, 2024, and 2023, government contracts, including K-12 education, represented approximately 80% of our net revenues in each period. The loss or volume reduction of one of our clients or the loss of a meaningful percentage of government contracts could materially affect our business and operating results.

Uncertainty in the education industry or reduced governmental spending on education may have a chilling effect on our prospective K-12 Education clients, making it more difficult to close sales with new customers.

A significant portion of our revenues comes from contracts with local school districts. Current uncertainties relating to the activities and funding of the Department of Education may have an indirect chilling effect on the activities of local school districts, leading our prospective new customers to delay spending decisions. This may reduce the growth of our SaaS revenue and could materially affect our business and operating results.

General inflation and increases in the minimum wage and general labor costs have affected and may continue to adversely affect our business, financial condition and results of operations.

Labor is a significant portion of our cost structure and is subject to many external factors, including minimum wage laws, prevailing wage rates, unemployment levels, health insurance costs and other insurance costs and changes in employment and labor legislation or other workplace regulation. Many companies experienced an increase in labor costs in 2024 and expect additional increases in 2025. As the cost of labor and statutory minimum wage rates increase or related laws and regulations change, we will need to continue to increase not only the wage rates of our minimum wage employees, but also the wages paid to our other hourly or salaried employees. Increases in the cost of our labor could have an adverse effect on our business, financial condition and results of operations, or if we fail to pay such higher wages we could suffer increased employee turnover. Increases in labor costs generally could force us to increase prices for other customers, which could adversely impact our sales. For some customers with multi-year fixed pricing contracts, increases in the minimum wage could decrease our profit margins or result in losses and could have a material adverse effect on our business, financial condition and results of operations.

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

The development of document solutions software products is a costly, complex, and time-consuming process, and the investment in document solutions software product development often involves a long wait until a return is achieved on such an investment. When cash is available, we make and will continue to make significant investments in software research and development and related product opportunities. Investments in new technology and processes are inherently speculative. Commercial success depends on many factors including the degree of innovation of the products developed through our research and development efforts, sufficient support from our strategic partners, and effective distribution and marketing. We may determine that certain product candidates do not have sufficient potential to warrant the continued allocation of resources. These expenditures may adversely affect our operating results if they are not offset by increased revenues. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts in order to maintain our competitive position. However, significant revenues from new product and service investments may not be achieved for a number of years, if at all. Moreover, new products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced for our current or historical products and services.

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

Our ability to make scheduled payments on or to refinance any debt or contingent transaction obligations that we have or may incur depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, and other factors beyond our control. We currently have approximately $1.3 million in principal amount of debt maturing in December of 2025. In addition, prior to 2021, we operated with a history of losses. For 2024, we had net loss of approximately $0.5 million, including $1.4 million in total non-cash share-based compensation expense, an increase of $0.8 million from 2023. For 2023, we had net income of approximately $0.5 million. For 2022, we had a net income of approximately zero (break-even). For 2021, we had a net income of $1.4 million, including $0.8 million of PPP forgiveness income. For 2020, we had a net loss of $2.2 million, including a change in fair value of earnout liabilities of $1.6 million. We have an accumulated deficit of $21.6 million as of December 31, 2024. Our ability to meet our capital needs in the future will depend on many factors, including maintaining and enhancing our operating cash flow and successfully retaining and growing our client base in the midst of general economic uncertainty including an inflationary environment. We cannot ensure that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on any indebtedness.

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

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in this Annual Report on Form 10-K, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, stock compensation, and deferred contract costs and commission expense.

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

We are subject to the information and reporting requirements of the Exchange Act, and other federal securities laws, including the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the Commission and furnishing audited reports to stockholders causes our expenses to be higher than most other similarly-sized companies that are privately held. As a public company, we expect these rules and regulations to continue to keep our compliance costs high in 2025 and beyond, and to make certain activities more time-consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

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

There has also been an increase in the incidence of data breaches and ransomware events in public companies operating in the US, resulting in unfavorable publicity and high amounts of damages against the breached companies, including penalties, fines, litigation, remediation costs, increased insurance costs, and other potential liabilities, in each case depending upon the nature of the information disclosed. Breaches, or perceived breaches, in security could result in a negative impact for us and for our customers, potentially affecting our business, assets, revenues, brand, and reputation. Concerns about our practices with regard to the collection, use, disclosure, or security of personal information or other privacy-related matters, even if unfounded and even if we are in compliance with applicable laws, could damage our reputation and harm our business.

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

Our overall performance depends on economic conditions. The United States’ and world economies are currently recovering from recent inflation and higher interest rates, although uncertainty posed by the imposition of new tariffs, ongoing conflicts in the Middle East and Ukraine, global sanctions on Russia, and trade tensions between the US and China, may continue to adversely impact the business community and financial markets for some time. Moreover, instability in the global economy affects countries, including the United States, with varying levels of severity, which makes the impact on our business complex and unpredictable. As an example, our IntelliCloud Payables Automation Solution is currently targeted to industries such as home-building and construction, which may be adversely affected by the imposition of new tariffs. During adverse economic conditions, many customers delay or reduce technology purchases. Contract negotiations are likely to become more protracted, or conditions could result in reductions in sales of our products, longer sales cycles, pressure on our margins, difficulties in collection of accounts receivable or delayed payments, increased default risks associated with our accounts receivable, slower adoption of new technologies, and increased price competition. In addition, the current rise in interest rates in the United States and global credit markets could adversely impact our ability to complete sales of our products and services, including subscription renewals. Any of these prolonged events, are likely to cause a curtailment in government or corporate spending and delay or decrease customer purchases, and adversely affect our business, financial condition, and results of operations.

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

Any disruption of service at data centers that house our data could harm our business.

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

Our cybersecurity risk management efforts leverage the National Institute of Standards and Technology (NIST) cybersecurity framework, that also aligns with the SP800-53 r5 Information Security controls framework. Our cybersecurity personnel identify and assess risks using various methods and security tools designed to help prevent, identify, protect, detect, escalate, respond, and recover from identified vulnerabilities and security incidents in a timely manner.

We maintain various technical, physical, and organizational measures, in the form of policies, standards, processes, and technical capabilities, designed to manage and mitigate material risks from cybersecurity threats to our Systems and Data, including, among other things, risk and threat assessment, internal reporting, annual and ongoing cybersecurity awareness training for employees, mechanisms to detect and monitor unusual network activity, as well as threat detection, containment, incident response and backup recovery tools.

We conduct tests of our cybersecurity program on a regular basis that are designed to identify our cybersecurity risks. We use third-party security service providers and cybersecurity consultants to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats and review our cybersecurity program. The results of such reviews are reported to certain members of our senior management, who evaluate material risks from cybersecurity threats against our overall business objectives and report to our board of directors, which evaluates our overall enterprise risk. Within our senior management, our Chief Financial Officer and Chief Technology Officer (CTO) review our cybersecurity program at least quarterly. Our CTO is one of our founders and has been in technology since 1996. One of our board members has been employed with a cyber security company.

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

While we have not, as of the date of this Annual Report on Form 10-K, experienced a cybersecurity incident that resulted in a material adverse impact to our business or operations, there can be no guarantee that we will not experience such an incident in the future. For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, please see “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K, including “Legal and Regulatory Risks” and “General Risks.”

ITEM 2. PROPERTIES

On January 1, 2010, we entered into an agreement to lease 6,000 rentable square feet of office space in Columbus, Ohio, used for our corporate headquarters, Document Conversion operations, and a small portion of our Document Management operations. The lease commenced on January 1, 2010 and, pursuant to a lease extension dated September 18, 2021, the lease expires on December 31, 2028. The monthly rental payment is $5,400, with gradually higher annual increases each January up to $5,850 for the final year.

We lease 36,000 square feet of space in Madison Heights, Michigan as the main facility for our Document Conversion operations. 20,000 square feet is used for records storage services, with the remainder of the space used for production, sales, and administration. The monthly rental payment is $44,929, with gradually higher annual increases each September up to $45,828 for the final year, and with a lease term continuing until August 31, 2026.

We also lease a separate 37,000 square foot building in Sterling Heights, Michigan for our Document Conversion operations, with most of the space used for document storage, except approximately 5,000 square feet, which is used for production. The monthly rental payment is $22,312, with gradually higher annual increases each May up to $24,171 for the final year, and with a lease term continuing to April 30, 2028.

We lease office space in Traverse City, Michigan for Document Conversion production. The monthly rental payment is $5,100, with a lease term continuing until January 31, 2026.

We also lease and use vehicles for logistics pertaining to our Document Conversion segment, primarily pickup and delivery of client materials, including storage and retrieval operations. The monthly rental payments for these vehicles total $7,605, with lease terms continuing until September 30, 2028.

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

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NYSE American under the symbol “INLX.”

Holders

As of March 19, 2025 we had 79 stockholders of record. Such number of record stockholders does not include additional stockholders or other beneficial owners whose shares are held in street or nominee name by banks, brokerage firms, and other institutions on their behalf.

Dividends

Dividends may be declared and paid out of legally available funds at the discretion of our board of directors. No dividends on our common stock were paid in either of the two most recent fiscal years, and we do not anticipate paying dividends on our common stock in the foreseeable future. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our board of directors. We currently intend to utilize all available funds to develop our business.

Unregistered Securities Issuances in Fiscal Year 2024

There have been no unregistered securities issuances in Fiscal Year 2024 that have not previously been disclosed in Current Reports on 8-K or Forms 10-Q.

Issuer Purchase of Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial conditions and results of operations for the fiscal years ended December 31, 2024, and 2023 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. In this Annual Report, we sometimes refer to the twelve month period ended December 31, 2024 as 2024, and to the twelve month period ended December 31, 2023 as 2023.

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

How We Evaluate our Business Performance and Opportunities

The major qualitative and quantitative factors we consider in the evaluation of our operating results include the following:

●	With respect to our Document Management segment, our current strategy is to focus on cloud-based delivery of our software products. Our observation of industry trends leads us to anticipate that cloud-based delivery will continue to be our principal software business and a primary source of revenues for us, and we are seeing our customers migrate to cloud-based services. When we evaluate our results, we assess whether our cloud-based software revenues are increasing, relative to prior periods and relative to other sources of revenue.

●	With respect to our Document Conversion segment, our strategy is to maintain and grow our core document conversion business, while simultaneously leveraging our software products and services to provide more attractive total digital transformation solutions for the customers of our Document Conversion segment. Accordingly, when we evaluate our results for Document Conversion, we will assess whether our revenues increase with respect to the segment’s services, relative to prior periods, but we will also be assessing whether Document Conversion customers begin to make purchases of other products or services.

●	We are focused upon sales of our document services and software solutions through resellers and directly to our customers, with a further focus on select vertical markets. We assess whether our sales resulting from relationships with resellers are increasing, relative to prior periods and relative to direct sales to customers, and whether reseller or direct efforts offer the best opportunities for growth in our targeted vertical markets.

●	Our software sales cycle averages 1-3 months; however, large projects can be longer, lasting 4-6 months. When a software project begins, we generally perform pre-installation assessment, project scoping, and implementation consulting. On the other hand, our document conversion services often contain a very short sales cycle, but we can have a backlog of work orders not yet processed. Therefore, when we plan our business and evaluate our results, we consider the revenue we expect to recognize from projects in our late-stage software pipeline and in our document conversion services backlog queue.

●	We monitor our costs and capital needs to ensure efficiency as well as an adequate level of support for our business plan.

●	While we are constantly focused on organic growth, we also continually monitor potential acquisitions of complementary solutions and expertise that are consistent with our core business. We look for acquisitions that can add value for our customers and are expected to be accretive to our financial performance.

Executive Overview of Results

2024 results reflected our current strategy to grow our SaaS revenue. All comparison amounts of 2024 over 2023 represent organic growth. Our most recent acquisition was in 2022 and has no comparative impact on the periods reported. Our sales revenues in software as a service and in professional services, primarily document conversion, provided our revenue growth, more than offsetting expected weakness in storage and retrieval and sales of direct premise software. We generated strong cash flow in 2024, enabling us to pay down our notes payable by $1,625,000.

Operating expenses for 2024 increased 23.7%, primarily driven by share-based compensation. In 2024, we recorded an incremental $805,955 expense related to our restricted stock awards to employees and an incremental $254,885 related to new stock option grants to employees and directors, bringing the grand total of share-based compensation to $1,496,774 in 2024 compared to $662,653 in 2023. The balance of our operating expenses (excluding cost of revenues) increased 14.0% year over year, primarily driven by intentional investments in sales and marketing to accelerate revenue growth and investments in general and administrative to build structure in order to better scale, as well as expanding our development team to bring product enhancements to market more swiftly.

Below are our key financial results for 2024 (consolidated unless otherwise noted):

●	Revenues were $18,018,373, representing revenue growth of 6.7% year over year.

●	Cost of revenues was $6,493,447, an increase of 2.7% year over year.

●	Operating expenses (excluding cost of revenues) were $11,698,431, an increase of 23.7% year over year. This amount includes share-based compensation expense of $1,496,744 in 2024 compared to 662,653 in 2023.

●	Loss from operations was $173,505, compared to income from operations of $1,107,469 for 2023.

●	Net loss was $546,215 with basic and diluted net loss per share of $0.13, compared to net income of $519,266 with basic and diluted net income per share of $0.13 and $0.11, respectively, for 2023.

●	Net cash provided by operating activities was $3,858,160, compared to $784,659 for 2023.

●	Investing activities, including both capitalization of internal use software and purchases of property and equipment, were $827,773, compared to $548,077 for 2023.

●	Financing activities included $1,625,000 in prepayments of our notes payables, as a result of our strong operating cash flow.

●	As of December 31, 2024, we had 154 employees, including 16 part-time employees, compared to 171 employees, including 31 part-time employees, as of December 31, 2023.

Financial Impact of Current Economic Conditions

Our overall performance depends on economic conditions, and our continuing growth will be due in part to continued growth in the US economy and stability of state and local governmental spending in the US. We do not have direct risk exposure to federal spending levels, but we could face exposure indirectly if federal spending reductions have a corresponding effect on state and local budgets, particularly in the K-12 Education sector. Our performance will also continue to be affected by uncertainty with respect to wage inflation, as well as slowing-to-modest global growth rates.

Volatility from increased trade protectionism is likely to have a minimal direct impact on us because we consume relatively little in raw materials. However, we have customers in industries that are likely to be affected, such as homebuilding and construction. Any industry-specific or macroeconomic downturn could affect our customers’ and potential customers’ budgets for technology procurement and stall our growth plans. However, absent economic disruptions, and based on the current trend of our business operations and our continued focus on strategic initiatives to grow our customer base, we believe in the strength of our brand and our focus on our strategic priorities.

Reportable Segments

We have two reportable segments: Document Management and Document Conversion. These reportable segments are discussed above under “Item 1. Business.”

Results of Operations

Revenues

The following table sets forth our revenues by reportable segment for the periods indicated:

	For the years ended December 31,
	2024	2023
Revenues by segment
Document Management	$7,523,874	$7,298,264
Document Conversion	10,494,499	9,588,117
Total revenues	$18,018,373	$16,886,381

Gross profit by segment
Document Management	$6,545,612	$6,133,130
Document Conversion	4,979,314	4,430,825
Total gross profit	$11,524,926	$10,563,955

The following table sets forth our revenues by revenue source for the periods indicated:

	For the years ended December 31,
	2024	2023

Revenues:
Sale of software	$32,946	$100,260
Software as a service	5,688,936	5,133,215
Software maintenance services	1,410,387	1,407,064
Professional services	9,985,028	9,167,428
Storage and retrieval services	901,076	1,078,414
Total revenues	$18,018,373	$16,886,381

The following tables sets forth our revenues by revenue source and segment for the periods indicated:

	For the years ended December 31,
	2024	2023

Document management segment revenues:
Sale of software	$32,946	$100,260
Software as a service	5,688,936	5,133,215
Software maintenance services	1,410,387	1,407,064
Professional services	391,605	657,725
Total document management segment revenues	$7,523,874	$7,298,264

	For the years ended December 31,
	2024	2023

Document conversion segment revenues:
Professional services	$9,593,423	$8,509,703
Storage and retrieval services	901,076	1,078,414
Total document conversion segment revenues	$10,494,499	$9,588,117

Our total revenues in 2024 increased by $1,131,992, or 6.7%, over 2023 revenues, driven by software as a service and our document conversion professional services, more than offsetting expected weakness in storage and retrieval, expected inactivity in software maintenance services sales, and volatility in sales of direct premise software and document management professional services.

Sale of Software Revenues

Revenues from the sale of software principally consist of sales of additional or upgraded software licenses and applications to existing customers and resellers. Revenues from the sale of software, which are reported as part of our Document Management segment decreased by $67,314, or 67.1% during 2024 compared to 2023.

These period over period changes are due to timing of direct sales projects compared to the same periods in 2023. We expect the volatility of this revenue line item to continue as the frequency of on-premise software solution sales decreases over time and project timing is unpredictable.

Software as a Service Revenues

We provide access to our software solutions as a service, accessible through the internet. Our customers typically enter into our software as a service agreement for periods of one year or more. Under these agreements, we generally provide access to the applicable software, data storage and related customer assistance and support. Revenues from the sale of software as a service, which are reported as part of our Document Management segment increased by $555,721, or 10.8% in 2024 compared to 2023. This increase was primarily the result of new cloud-based solution sales, primarily our IntelliCloud Payables Automation Solution, as well as expanded data storage, user seats, and hosting fees for existing customers. Those growth areas were partially offset by weakness in our content management solutions, particularly YellowFolder in K-12, which was impacted by higher than normal churn rate in those customers.

Software Maintenance Services Revenues

Software maintenance services revenues consist of fees for post-contract customer support services provided to license (premise-based) holders through support and maintenance agreements. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. A substantial portion of these revenues were generated from renewals of maintenance agreements, which typically run on a year-to-year basis. Revenues from the sale of software maintenance services, which are reported as part of our Document Management segment, increased by $3,323, or 0.2%, in 2024 compared to 2023. The small increase in these revenues in 2024 compared to 2023, consistent with previous years and expectation, was driven by expansion of services with existing customers and price increases being partially offset by normal attrition.

Professional Services Revenues

Professional services revenues primarily consist of revenues from document scanning and conversion services, plus consulting, discovery, training, and advisory services to assist customers with document management needs. These revenues include arrangements that do not involve the sale of software. Of our professional services revenues during 2024, $9,593,423 was derived from our Document Conversion operations and $391,605 was derived from our Document Management operations. Our overall professional services revenues increased by $817,600, or 8.9%, in 2024 compared to 2023. This increase is the result of a significant project in our Document Conversion segment during the year, along with realized price increases in late 2023, more than offsetting fewer projects in our Document Management segment, which can be more volatile with its significantly smaller volumes. Our largest customer awards long-term professional services contracts through a competitive bidding process that is open as of the date of this Report. We believe we are well suited to continue to provide services to this client, but there can be no assurance that we will be awarded continuing contracts or that our work volumes with this customer will continue at their current levels and/or pricing. Any reduction in contract volume or pricing could have a significant adverse impact on our future professional services revenues as well as our overall revenues, margins, net income and cash flows next year.

Storage and Retrieval Services Revenues

We provide document storage and retrieval services to customers, primarily in Michigan. Revenues from storage and retrieval services, which are reported as part of our Document Conversion segment, decreased by $177,338, or 16.4%, during 2024 compared to 2023. This decrease was the result of a reduction in volume of work from our largest storage and retrieval customer, Rocket Mortgage, due to the continued impact of the slowdown in the home mortgage and refinancing industry.

Costs of Revenues and Gross Profits

The following table sets forth our cost of revenues by reportable segment for the periods indicated:

	For the years ended December 31,
	2024	2023
Cost of revenues by segment
Document Management	$978,262	$1,165,134
Document Conversion	5,515,185	5,157,292
Total cost of revenues	$6,493,447	$6,322,426

The following table sets forth our cost of revenues, by revenue source, for the periods indicated:

	For the years ended December 31,
	2024	2023

Cost of revenues:
Sale of software	$8,486	$25,736
Software as a service	856,774	889,135
Software maintenance services	57,667	59,373
Professional services	5,222,517	4,992,826
Storage and retrieval services	348,003	355,356
Total cost of revenues	$6,493,447	$6,322,426

The following tables sets forth our cost of revenues by revenue source and segment for the periods indicated:

	For the years ended December 31,
	2024	2023

Document management segment cost of revenues:
Sale of software	$8,486	$25,736
Software as a service	856,774	889,135
Software maintenance services	57,667	59,373
Professional services	55,335	190,890
Total document management segment cost of revenues	$978,262	$1,165,134

	For the years ended December 31,
	2024	2023

Document conversion segment cost of revenues:
Professional services	$5,167,182	$4,801,936
Storage and retrieval services	348,003	355,356
Total document conversion segment cost of revenues	$5,515,185	$5,157,292

Our total cost of revenues during 2024 increased by $171,021 or 2.7%, over 2023. Our cost of revenues for our Document Management segment decreased by $186,872, or 16.0%, impacted by the reduced volume in sales of software and professional services in that segment, as well as some efficiencies from scale. Our cost of revenues for our Document Conversion segment increased by $357,893, or 6.9%, in 2024 compared to 2023, corresponding with the increase in revenues.

	For the years ended December 31,
	2024	2023

Gross profit:
Sale of software	$24,460	$74,524
Software as a service	4,832,162	4,244,080
Software maintenance services	1,352,720	1,347,691
Professional services	4,762,511	4,174,602
Storage and retrieval services	553,073	723,058
Total gross profit	$11,524,926	$10,563,955

Gross profit percentage:
Sale of software	74.2%	74.3%
Software as a service	84.9%	82.7%
Software maintenance services	95.9%	95.8%
Professional services	47.7%	45.5%
Storage and retrieval services	61.4%	67.0%
Total gross profit percentage	64.0%	62.6%

Our overall gross profit increased to approximately 64.0% in 2024 from 62.6% in 2023. The revenue mix between segments did not shift significantly, contributing to stability in margins. Price increases in the Document Conversion segment offset a less profitable project mix in professional services within that segment, and consolidated margins were further bolstered by continued strong performance in Document Management subscriptions services, driven by software as a service.

Cost of Software Revenues

Cost of software revenues consists primarily of labor costs of our software engineers and implementation consultants and third-party software licenses that are sold in connection with our core software applications. During 2024, cost of software revenues decreased by $17,250, or 67.0%, from 2023, decreasing at the same rate as the reduced revenues. Our gross margin for software revenues was consistent at approximately 74% in 2024 and 2023. Margins can vary in software revenues, driven by the level of complexity of third-party bundles or modular solutions that required more costs to deliver.

Cost of Software as a Service

Cost of software as a service, or SaaS, consists primarily of technical support personnel, hosting services, and related costs. Cost of software as a service decreased by $32,361, or 3.6%, from 2023. Cost of software as a service is impacted by increasing our implementations team and support desk, as well as periodic improvements to infrastructure, which occurred in 2024 but was more than offset by a reduction in support calls. As a result, in 2024, our gross margin increased to 84.9% from 82.7% in 2023.

Cost of Software Maintenance Services

Cost of software maintenance services consists primarily of technical support personnel and related costs. Cost of software maintenance services decreased by $1,706, or 2.9%, in 2024 from 2023, which is consistent with the relatively flat sales volume for this revenue line. As a result, our gross margin for software maintenance services was consistent at 95.9% in 2024 compared to 95.8% in 2023.

Cost of Professional Services

Cost of professional services consists primarily of compensation for employees performing the document conversion services, compensation of our software engineers and implementation consultants and related third-party costs. Cost of professional services increased in 2024 by $229,691, or 4.6%, over 2023, slightly lagging the increase in revenues for the year. Consolidated, our gross margin for professional services increased to 47.7% during 2024 compared to 45.5% in 2023. In our Document Conversion segment, towards the end of the year, as inbound document conversion project volume dipped, we adjusted our workforce accordingly, reducing temporary workers first, wherever possible. Due to the manual nature of the prepping and scanning work required to convert documents from paper to digital, the business has staffed to the levels of the work available. As a result, our gross margin for professional services in our Document Conversion segment increased to 46.1% during 2024 compared to 43.6% in 2023. In our much smaller Document Management segment, our professional services cost of professional services decreased more significantly than the sales revenue, due to the nature of the projects completed, resulting in gross margin for professional services in our Document Management segment increasing to 85.9% during 2024 compared to 71.0% in 2023. Gross margins may vary in professional services, depending on the type of project, such as paper scanning, micrographics, or consulting services, as well as depending upon the nature of each project and the amount of labor required to complete that project.

Cost of Storage and Retrieval Services

Cost of storage and retrieval services consists primarily of compensation for employees performing the document storage and retrieval services, including logistics, provided primarily by our Michigan operations and to a much lesser extent, our K-12 customers in Texas. Cost of storage and retrieval services were relatively flat, decreasing by $7,353, or 2.1%, during 2024 compared to 2023. The decrease was less than the revenue decrease due to an increase in document destruction, which carries a higher cost than other components of storage and retrieval. Gross margins for our storage and retrieval services, which exclude the cost of facilities rental, maintenance, and related overheads, decreased to 61.4% during 2024 compared to 67.0% in 2023.

Operating Expenses

The following table sets forth our operating expenses for the periods indicated:

	For the years ended December 31,
	2024	2023

Operating expenses:
General and administrative	$8,166,567	$6,455,088
Sales and marketing	2,403,251	2,026,871
Depreciation and amortization	1,128,613	974,527

Total operating expenses	$11,698,431	$9,456,486

General and Administrative Expenses

General and administrative expenses increased in 2024 by 1,711,479, or 26.5%, over 2023. The primary driver of the increase is the share-based compensation expense of $1,496,774 in 2024 compared to $662,653 in 2023. The share-based compensation expense components for 2024 and 2023 are described in the following table:

	For the years ended
	December 31,
	2024	2023
Share based compensation expense components:
Stock options granted 2020 and 2022	$435,934	$464,529
Stock options granted third quarter 2024	254,885	-
Restricted stock awards granted	805,955	198,124
Total share-based compensation expense	1,496,774	662,653
Less amount related to cashless exercise	(69,525)	-
Share based compensation equity impact	$1,427,249	$662,653

Excluding the share-based compensation expense, total general and administrative expenses increased by $877,358, or 13.6% in 2024 over 2023, related to investments made in order to scale, such as development, finance, and our SOC2 process, as well as wage increases.

Sales and Marketing Expenses

Sales and marketing expenses increased by $376,380, or 18.6%, during 2024 over 2023. The increases were primarily driven by the expansion of our sales team as part of our investments intended to accelerate our sales. Additionally, we increased in our spending on lead generation, both internally and through an outsourced service, and on select campaigns and increased travel and trade show materials and attendance.

Depreciation and Amortization

Depreciation and amortization increased by $154,086, or 15.8%, in 2024 over 2023, driven by both increased amortization on capitalizable software, which has increased in recent quarters as we bring new functionality to our payables automation solution, and by purchases of server hardware in 2024 to update our infrastructure.

Other Items of Income and Expense

Interest Expense

Interest expense, net was $372,710 during 2024 as compared with $588,203 during 2023, representing a decrease of $215,493 or 36.6%. The decrease resulted from principal repayments as follows: the 2020 Notes principal payments of $263,000 on February 28, 2023 and $717,500 on August 31, 2023, and the 2022 Notes principal repayments of $500,000 on March 30, 2024, $325,000 on June 30, 2024 and $800,000 on August 30, 2024. The reduced interest on lower principal balances year over year was partially offset by accelerating amortization of debt issue costs corresponding with the prepaid notes principal. Interest expense, net, included interest income of $38,539 and $29,795 during 2024 and 2023, respectively.

Liquidity and Capital Resources

We have financed our operations primarily through a combination of cash on hand, cash generated from operations, borrowings from third parties and related parties, and proceeds from private sales of equity. Since 2012, we have raised a net total of approximately $21.6 million in cash through issuances of equity securities and a further $5.0 million in cash through issuances of debt securities, of which all but approximately $1.3 million has been repaid.

In 2024 and 2023, we engaged in several actions that significantly improved our liquidity and cash flows, including (i) effective October 1, 2023 through May 30, 2025, securing a renewal contract with our largest customer, containing an estimated net rate increase for all non-fixed pricing projects of approximately 21%, compared to the current rates in effect for the contract period commencing June 1, 2018, and (ii) on March 13, 2024, we agreed with the note holders to amend the Unrelated Notes and Related Notes to extend the maturity date to December 31, 2025, for the remaining $807,331 in 2022 Unrelated Notes and $532,169 of the 2022 Related Notes. However, we are currently engaged in a cyclical competitive bidding process with our largest customer, which process is open as of the date of this Report. Any reduction in contract volume or pricing could have a significant adverse impact on our future liquidity and cash flow. In the event we were to lose this contract, due to the necessary transition period to a new vendor, we anticipate that we would still receive approximately 70% of the anticipated revenue from this contract for fiscal year 2025. Additionally, at December 31, 2024 and 2023 we had approximately $1.3 million in unbilled accounts receivable. Due to certain image processing inefficiencies, combined with exacting customer terms regarding acceptance for certain projects, we have a number of projects where all of the document conversion work is completed, and the associated revenue has been recognized, but we are unable to invoice until the customer has received and approved the images. The balance is also affected by the timing of completion of major projects. We have initiatives in place to mitigate the bottlenecks and invoice more promptly.

At December 31, 2024, we had $2.5 million in cash and cash equivalents, working capital deficit of $1.1 million, of which the largest liabilities include $3.4 million in deferred revenues and short-term debt relating to our notes payable of approximately $1.3 million due December 31, 2025. Based on our current plans and assumptions, we believe our capital resources, including our cash and cash equivalents, along with funds expected to be generated from our operations and potential financing options, will be sufficient to meet our anticipated cash flow needs for at least the next 12 months, including to satisfy our expected working capital needs and our capital and debt service commitments over that period.

Our future cash resources and capital requirements may vary materially from those now planned. For example, from time to time we evaluate opportunities to expand our current offerings or to develop new products and services and technology or to acquire or invest in complementary businesses, which could increase our capital needs. Our ability to meet our capital needs in the short term will depend on many factors, including maintaining and enhancing our operating cash flow and successfully retaining and growing our client base in the midst of continuing uncertainty regarding inflation and economic growth, the impact of contract renegotiations with our largest customer, the timing of sales, the success of our new business partners expanding our product and service lines, the mix of products and services, unanticipated events over which we have no control increasing our operating costs or reducing our revenues beyond our current expectations, and other factors discussed in this Annual Report.

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

Indebtedness

As of December 31, 2024, our outstanding long-term indebtedness consisted of the 2022 Notes issued to accredited investors on April 1, 2022, with an aggregate outstanding principal balance of $1,339,500 and accrued interest of $0.

Capital Expenditures

We anticipate capital expenditures in the range of $350,000 to $450,000 for 2025, although there were no material commitments for capital expenditures at December 31, 2024. This is slightly higher than recent years as we continue to enhance our security environment.

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

Net cash provided by operating activities during 2024 was $3,858,160, primarily attributable to the net loss adjusted for non-cash expenses of $2,840,747, a decrease in operating assets of $812,924 and an increase in operating liabilities of $750,704. Net cash provided by operating activities during 2023 was $784,659, primarily attributable to the net income adjusted for non-cash expenses of $1,955,715, an increase in operating assets of $1,669,780 and a decrease in operating liabilities of $20,542.

Cash Used in Investing Activities.

Net cash used in investing activities in 2024 was $827,773, including purchases of property and equipment of $439,203, which included server upgrades, and $388,570 in capitalized internal use software. Net cash used in investing activities in 2023 was $548,077, primarily $436,837 in capitalized internal use software.

Cash Used in Provided by and Financing Activities.

Net cash used in financing activities during 2024 amounted to $1,625,000 in repayment of notes payable and $61,874 in payments for the principal portion of finance lease liabilities, as well as $69,525 in payments to taxing authorities in connection with shares directly withheld from employees. Net cash used in financing activities during 2023 amounted to $700,000 in earnout liability payments, $980,450 in repayment of notes payable, $34,954 in payments for the principal portion of finance lease liabilities, and $2,411 in other net changes in finance lease assets and liabilities.

Critical Accounting Policies and Estimates

These critical accounting policies and estimates made by management should be read in conjunction with Note 3 Summary of Significant Accounting Policies to the Consolidated Financial Statements.

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

For the twelve months ended December 31, 2023, we recorded a change in fair value of earnout liabilities for both Graphic Sciences and CEO Image. The assumptions were updated to reflect the improved performance of both acquisitions against their threshold targets, a reduction of pandemic-related uncertainty, and the decreasing impact of time value of money. In December 2022, an amendment to the Graphic Sciences stock purchase agreement was signed, which accelerated the timing of the final Graphic Sciences earnout payment and set the amount at $700,000. This amount was paid on January 3, 2023.

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

In accordance with ASC 350-40, “Internal-Use Software,” we capitalize purchase and implementation costs of internal use software. Once an application has reached development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable that the expenditure will result in additional functionality. Such costs in the amount of $388,570 were capitalized during 2024. Such costs in the amount of $436,837 were capitalized during 2023.

Capitalized costs are stated at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the related assets on a straight-line basis, which is three years.

Stock-Based Compensation

We maintain three stock-based compensation plans. We account for stock-based payments to employees and directors in accordance with ASC 718, “Compensation - Stock Compensation.” Stock-based payments to employees include grants of stock that are recognized in the consolidated statements of income based on their fair values at the date of grant. We account for stock-based payments to non-employees in accordance with ASC 718, “Compensation - Stock Compensation,” which requires that such equity instruments are recorded at their fair value on the grant date.

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

To the Stockholders and Board of Directors

Intellinetics, Inc. and Subsidiaries

Columbus, Ohio

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Intellinetics, Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
Columbus, Ohio
March 24, 2025

Part I Financial Information

Item 1. Financial Statements

INTELLINETICS, INC. and SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash	$2,489,236	$1,215,248
Accounts receivable, net	1,111,504	1,850,375
Accounts receivable, unbilled	1,296,524	1,320,837
Parts and supplies, net	100,561	110,272
Contract assets	139,696	140,165
Prepaid expenses and other current assets	337,035	367,478
Total current assets	5,474,556	5,004,375

Property and equipment, net	1,093,867	924,257
Right of use assets, operating	1,894,866	2,532,928
Right of use assets, finance	237,741	219,777
Intangible assets, net	3,399,029	3,909,338
Goodwill	5,789,821	5,789,821
Other assets	685,076	645,764
Total assets	$18,574,956	$19,026,260

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$310,623	$194,454
Accrued compensation	493,700	337,884
Accrued expenses	172,421	164,103
Lease liabilities, operating - current	842,468	712,607
Lease liabilities, finance - current	69,261	49,926
Deferred revenues	3,411,852	2,927,808
Notes payable - current	781,936	-
Notes payable - related party - current	515,512	-
Total current liabilities	6,597,773	4,386,782

Long-term liabilities:
Notes payable	-	2,209,242
Notes payable - related party	-	560,602
Lease liabilities, operating - net of current portion	1,161,404	1,942,970
Lease liabilities, finance - net of current portion	184,024	175,943
Total long-term liabilities	1,345,428	4,888,757
Total liabilities	7,943,201	9,275,539

Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized; 4,249,735 and 4,113,621 shares issued and outstanding at December 31, 2024 and 2023, respectively	4,250	4,114
Additional paid-in capital	32,268,743	30,841,630
Accumulated deficit	(21,641,238)	(21,095,023)
Total stockholders’ equity	10,631,755	9,750,721
Total liabilities and stockholders’ equity	$18,574,956	$19,026,260

See Notes to these Consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Consolidated Statements of Operations

	For the Twelve Months Ended December 31,
	2024	2023

Revenues:
Sale of software	$32,946	$100,260
Software as a service	5,688,936	5,133,215
Software maintenance services	1,410,387	1,407,064
Professional services	9,985,028	9,167,428
Storage and retrieval services	901,076	1,078,414
Total revenues	18,018,373	16,886,381

Cost of revenues:
Sale of software	8,486	25,736
Software as a service	856,774	889,135
Software maintenance services	57,667	59,373
Professional services	5,222,517	4,992,826
Storage and retrieval services	348,003	355,356
Total cost of revenues	6,493,447	6,322,426

Gross profit	11,524,926	10,563,955

Operating expenses:
General and administrative	8,166,567	6,455,088
Sales and marketing	2,403,251	2,026,871
Depreciation and amortization	1,128,613	974,527

Total operating expenses	11,698,431	9,456,486

(Loss) income from operations	(173,505)	1,107,469

Interest expense, net	(372,710)	(588,203)

Net (loss) income	$(546,215)	$519,266

Basic net (loss) income per share:	$(0.13)	$0.13
Diluted net (loss) income per share:	$(0.13)	$0.11

Weighted average number of common shares outstanding - basic	4,201,401	4,074,194
Weighted average number of common shares outstanding - diluted	4,201,401	4,652,058

See Notes to these Consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the Twelve Months Ended December 31, 2024 and 2023

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2022	4,073,757	$4,074	$30,179,017	$(21,614,289)	$8,568,802

Stock Issued to Directors	39,864	40	198,084	-	198,124

Stock option compensation	-	-	464,529	-	464,529

Net income	-	-	-	519,266	519,266

Balance, December 31, 2023	4,113,621	$4,114	$30,841,630	$(21,095,023)	$9,750,721

Balance, December 31, 2023	4,113,621	$4,114	$30,841,630	$(21,095,023)	$9,750,721

Stock option compensation	-	-	690,819	-	690,819

Stock option exercise	18,929	19	(19)	-	-

Restricted share issuance	117,185	117	736,313	-	736,430

Net loss	-	-	-	(546,215)	(546,215)

Balance, December 31, 2024	4,249,735	$4,250	$32,268,743	$(21,641,238)	$10,631,755

See Notes to these Consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Twelve Months Ended December 31,
	2024	2023

Cash flows from operating activities:
Net (loss) income	$(546,215)	$519,266
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,128,613	974,527
Bad debt (recovery) expense	(9,117)	77,211
Loss on disposal of fixed assets	547	-
Amortization of deferred financing costs	152,604	177,164
Amortization of debt discount	-	22,045
Amortization of right of use assets, financing	71,326	42,115
Stock issued for services	-	198,124
Share-based compensation	1,496,774	464,529
Changes in operating assets and liabilities:
Accounts receivable	747,988	(806,503)
Accounts receivable, unbilled	24,313	(724,427)
Parts and supplies	9,711	(37,051)
Prepaid expenses and other current assets	30,912	(101,799)
Accounts payable and accrued expenses	280,303	(200,444)
Operating lease assets and liabilities, net	(13,643)	6,158
Deferred revenues	484,044	173,744
Total adjustments	4,404,375	265,393
Net cash provided by operating activities	3,858,160	784,659

Cash flows from investing activities:
Capitalization of internal use software	(388,570)	(436,837)
Purchases of property and equipment	(439,203)	(111,240)
Net cash used in investing activities	(827,773)	(548,077)

Cash flows from financing activities:
Payment of earnout liabilities	-	(700,000)
Other net changes in finance lease assets and liabilities	-	(2,411)
Principal payments on financing lease liability	(61,874)	(34,954)
Payments to taxing authorities in connection with shares directly withheld from employees	(69,525)	-
Repayment of notes payable	(1,307,169)	(980,450)
Repayment of notes payable - related parties	(317,831)	-
Net cash used in financing activities	(1,756,399)	(1,717,815)

Net increase (decrease) in cash	1,273,988	(1,481,233)
Cash - beginning of period	1,215,248	2,696,481
Cash - end of period	$2,489,236	$1,215,248

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$258,646	$418,790
Cash paid during the period for income taxes	$20,259	$21,667

Supplemental disclosure of non-cash financing activities:
Right-of-use asset obtained in exchange for finance lease liability	$89,289	$107,610

See Notes to these Consolidated financial statements

INTELLINETICS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

1. Business Organization and Nature of Operations

Intellinetics, Inc., formerly known as GlobalWise Investments, Inc., is a Nevada corporation incorporated in 1997, with two wholly-owned subsidiaries: Intellinetics Ohio and Graphic Sciences. Intellinetics Ohio was incorporated in 1996, and on February 10, 2012, Intellinetics Ohio became our sole operating subsidiary as a result of a reverse merger and recapitalization. On March 2, 2020, we purchased all the outstanding capital stock of Graphic Sciences.

Our digital transformation products and services are provided through two reporting segments: Document Management and Document Conversion. Our Document Management segment, which includes the Yellow Folder assets acquired in April 2022 and the CEO Image asset acquired in April 2020, consists primarily of solutions involving our software platform, allowing customers to capture and manage their documents across operations such as scanned hard-copy documents and digital documents including those from Microsoft Office 365, digital images, audio, video and emails. Our Document Conversion segment, which includes and primarily consists of the Graphic Sciences acquisition, provides assistance to customers as a part of their overall document strategy to convert documents from one medium to another, predominantly paper to digital, including migration to our software solutions, as well as long-term storage and retrieval services. Our solutions create value for customers by making it easy to connect business-critical documents to the people who need them by making those documents easy to find and access, while also being secure and compliant with the customers’ audit requirements. Solutions are sold both directly to end-users and through resellers.

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

Significant estimates and assumptions include credit loss allowances related to receivables, accounts receivable -unbilled, the recoverability of long-term assets, depreciable lives of property and equipment, fair value for goodwill and intangibles, right-of-use assets and lease liabilities, estimates of fair value deferred taxes and related valuation allowances. Our management monitors these risks and assesses our business and financial risks on a quarterly basis.

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

The following tables present changes in our accounts receivable and contract assets during the years ended December 31, 2024, and 2023:

	Balance at Beginning of Period	Billings	Payments Received	Balance at End of Period
Year ended December 31, 2024
Accounts receivable	$1,850,375	$18,712,905	$(19,451,776)	$1,111,504

Year ended December 31, 2023
Accounts receivable	$1,121,083	$16,389,136	$(15,659,844)	$1,850,375

	Balance at Beginning of Period	Revenue Recognized in Advance of Billings	Billings	Balance at End of Period
Year ended December 31, 2024
Accounts receivable, unbilled	$1,320,837	$5,812,863	$(5,837,176)	$1,296,524

Year ended December 31, 2023
Accounts receivable, unbilled	$596,410	$5,195,866	$(4,471,439)	$1,320,837

	Balance at Beginning of Period	Commissions Paid	Commissions Recognized	Balance at End of Period
Year ended December 31, 2024
Other contract assets	$140,165	$173,417	$(173,886)	$139,696

Year ended December 31, 2023
Other contract assets	$80,378	$194,455	$(134,668)	$140,165

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

Remaining performance obligations represent the transaction price from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 99% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. As of December 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations for software as a service and software maintenance contracts with a duration greater than one year was $44,971. As of December 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations for software as a service and software maintenance contracts with a duration greater than one year was $72,212. This does not include revenue related to performance obligations that are part of a contract whose original expected duration is one year or less.

The following table presents changes in our contract liabilities during the years ended December 31, 2024 and 2023:

	Balance at Beginning of Period	Billings	Recognized Revenue	Balance at End of Period
Year ended December 31, 2024
Contract liabilities: Deferred revenue	$2,927,808	$8,071,221	$(7,587,177)	$3,411,852

Year ended December 31, 2023
Contract liabilities: Deferred revenue	$2,754,064	$7,808,195	$(7,634,451)	$2,927,808

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

m) Disaggregation of revenue

We provide disaggregation of revenue based on product groupings in our consolidated statements of income as we believe this best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Revenues from contracts are primarily within the United States. International revenues were not material to the consolidated financial statements for the years ended December 31, 2024 and 2023.

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

We do not generally require collateral or other security to support customer receivables; however, we may require customers to provide retainers, up-front deposits or irrevocable letters-of-credit when considered necessary to mitigate credit risks. We estimate a current estimated credit losses (“CECL”) for accounts receivable and accounts receivable-unbilled. The CECL for receivables are estimated based on the receivable aging category, credit risk of specific customers, past collection history, and management’s evaluation of collectability. Provisions for CECL are classified within selling, general and administrative costs.

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

During the reporting period, the estimate of credit losses may change due to several factors including payment patterns of customers, changes in customer creditworthiness, and broader economic conditions. Such changes are captured in the financial statements to ensure they accurately reflect the company’s assessment of credit risk and expected losses at the end of each reporting period. Credit losses have been within management’s expectations. At December 31, 2024 and 2023, our allowance for credit losses was $55,907 and $124,103, respectively.

Changes in the allowance for credit losses for the periods ended December 31, 2024 and 2023 were as follows:

Trade Receivables
As of December 31, 2023	$(124,103)
Reductions (provisions) charged to operating results	$9,117
Account write-offs	$59,079
As of December 31, 2024	$(55,907)

Trade Receivables
As of December 31, 2022	$(88,331)
(Provisions) reductions charged to operating results	$(50,018)
Account write-offs	$14,246
As of December 31, 2023	$(124,103)

Parts and Supplies

Parts and supplies are valued at the lower of cost or net realizable value. Costs are determined using the first-in, first-out method. Parts and supplies are used for scanning and document conversion services. A provision for potentially obsolete or slow-moving parts and supplies inventory is made based on parts and supplies levels, future sales forecasted and management’s judgment of potentially obsolete parts and supplies. We recorded an allowance of $61,500 at December 31, 2024 and 2023.

Property and Equipment

Property, equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the related assets on a straight-line basis. Furniture and fixtures, computer hardware and purchased software are depreciated over three to seven years. Leasehold improvements are amortized over the life of the lease or the asset, whichever is shorter, generally seven to ten years. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation and amortization of these assets are removed from the accounts and the resulting gains and losses are reflected in the results of operations.

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

Recoverability is assessed based on comparing the carrying amount of the asset to the aggregate pre-tax undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group. Impairment is recognized when the carrying amount is not recoverable and exceeds the fair value of the asset or asset group. The impairment loss, if any, is measured as the amount by which the carrying amount exceeds fair value, which for this purpose is based upon the discounted projected future cash flows of the asset or asset group. There was no impairment of long lived assets in the twelve month periods ended 2024 or 2023.

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

In accordance with ASC 350-40, “Internal-Use Software,” we capitalize purchase and implementation costs of internal use software. Once an application has reached development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable that the expenditure will result in additional functionality. Such costs in the amount of $388,570 were capitalized during 2024. Such costs in the amount of $436,837 were capitalized during 2023.

Capitalized costs are stated at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the related assets on a straight-line basis, which is three years. At December 31, 2024 and 2023, our consolidated balance sheets included $670,292 and $630,979, respectively, in other long-term assets.

For the years ended December 31, 2024, and 2023, our expensed software development costs were $690,926 and $558,976, respectively.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. The amendments in this update also expand the interim segment disclosure requirements. ASU 2023-07 became effective for us for the fiscal year ending December 31, 2024 and we applied the amendments retrospectively to all prior periods presented in our consolidated financial statements. See the Segment Information section of this Note 3 to our Consolidated Financial Statements for more information regarding our reportable segments.

Recently Issued Accounting Pronouncements Not Yet Effective

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

Advertising

We expense the cost of advertising as incurred. Advertising expense for the years ended December 31, 2024 and 2023 amounted to $70,242 and $26,404, respectively.

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

We have outstanding warrants and stock options which have not been included in the calculation of diluted net loss per share for the twelve months ended December 31, 2024 because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for those periods are the same.

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

Deferred income taxes are recognized for the tax consequences in future years of temporary differences between the financial reporting and tax bases of assets and liabilities as of each period-end based on enacted tax laws and statutory rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A 100% valuation allowance has been established on deferred tax assets at December 31, 2024 and 2023, due to the uncertainty of our ability to realize future taxable income.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	December 31, 2024	December 31, 2023
Deferred tax assets
Reserves and accruals not currently deductible for tax purposes	$133,774	$69,676
Amortizable assets	292,663	109,612
Net operating loss carryforwards	4,508,013	4,771,762
	4,934,450	4,951,050
Deferred tax liabilities
Amortizable assets	(192,663)	(197,579)
Property and equipment	(222,140)	(214,698)
Net deferred tax assets	4,519,647	4,538,773
Valuation allowance	(4,519,647)	(4,538,773)
	$-	$-

As of December 31, 2024 and 2023, we had federal net operating loss carry forwards, which can be utilized to offset future federal income tax of approximately $15.8 million and $16.0 million, respectively. Section 382 of the Internal Revenue Code limits the utilization of net operating losses during certain ownership changes. We have performed an analysis of our ownership changes and have determined that approximately $7.2 million of our net operating losses are subject to an annual limitation. We do not expect that Section 382 will limit the utilization of the net operating loss carry forwards in 2024.  A portion of the federal and state net operating loss carry forwards expire at various dates through 2037, and a portion of the net operating loss carry forwards have an indefinite carry forward period. We recorded a valuation allowance against all of our deferred tax assets as of both December 31, 2024 and 2023. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

Segment Information

Operating segments are defined in the criteria established under ASC 280, “Segment Reporting,” as components of public entities that engage in business activities from which they may earn revenues and incur expenses for which separate financial information is available and which is evaluated regularly by our chief operating decision maker (“CODM”) in deciding how to assess performance and allocate resources. Our CODM, the President and Chief Executive Officer, assesses performance and allocates resources based on two operating segments: Document Management and Document Conversion.

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

The Document Conversion Segment provides services for scanning and indexing, converting images from paper to digital, paper to microfilm, and microfiche to microfilm, as well as long-term physical document storage and retrieval. This segment conducts its primary operations in the United States. Markets served include businesses and state, county, and municipal governments. Solutions are sold both directly to end-users and through resellers.

These segments contain individual business components that have been combined on the basis of common management, customers, solutions offered, service processes and other economic characteristics, as well as how our CODM reviews our operating results in assessing performance and allocating resources. We currently have immaterial intersegment sales. Our CODM evaluates the performance of our segments based on revenues and gross profits. Historically, our selling, general and administrative expenses have been stable and predictable, and further, our CODM primarily considers such expenses in consolidation. Accordingly, our CODM has focused on growing the business while preserving or growing our gross margins, with revenues and gross profits evaluated by segment against targets set by management and the board of directors.

Information by operating segment is as follows:

	Year ended December 31, 2024	Year ended December 31, 2023
Revenues
Document Management	$7,523,874	$7,298,264
Document Conversion	10,494,499	9,588,117
Total revenues	$18,018,373	$16,886,381

Cost of revenues
Document Management	$978,262	$1,165,134
Document Conversion	5,515,185	5,157,292
Total cost of revenues	$6,493,447	$6,322,426

Gross profit
Document Management	$6,545,612	$6,133,130
Document Conversion	4,979,314	4,430,825
Total gross profit	$11,524,926	$10,563,955

Capital additions, net
Document Management	$593,471	$441,990
Document Conversion	234,302	106,087
Total capital additions, net	$827,773	$548,077

	December 31, 2024	December 31, 2023
Goodwill
Document Management	$3,989,645	$3,989,645
Document Conversion	1,800,176	1,800,176
Total goodwill	$5,789,821	$5,789,821

	December 31, 2024	December 31, 2023
Total assets
Document Management	$9,641,347	$10,104,004
Document Conversion	8,933,609	8,922,256
Total assets	$18,574,956	$19,026,260

Statement of Cash Flows

For purposes of reporting cash flows, cash includes cash on hand and demand deposits held by banks.

4. Intangible Assets, Net

At December 31, 2024, intangible assets consisted of the following:

	Estimated		Accumulated
	Useful Life	Costs	Amortization	Net
Trade names	10 years	$297,000	$(106,467)	$190,533
Proprietary technology	10 years	861,000	(236,775)	624,225
Customer relationships	5-15 years	4,091,000	(1,506,729)	2,584,271
		$5,249,000	$(1,849,971)	$3,399,029

At December 31, 2023, intangible assets consisted of the following:

	Estimated		Accumulated
	Useful Life	Costs	Amortization	Net
Trade names	10 years	$297,000	$(76,767)	$220,233
Proprietary technology	10 years	861,000	(150,675)	710,325
Customer relationships	5-15 years	4,091,000	(1,112,220)	2,978,780
		$5,249,000	$(1,339,662)	$3,909,338

Amortization expense for the years ended December 31, 2024 and 2023, amounted to $510,309 and $510,308, respectively. The following table represents future amortization expense for intangible assets subject to amortization.

For the Years Ending December 31	Amount
2025	$492,841
2026	352,441
2027	326,108
2028	309,129
2029	305,733
Thereafter	1,612,777
$3,399,029

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

The carrying values of cash and equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of its short maturity. Management believes that the carrying value of the 2022 Notes approximate fair value given that, while there have been changes in the overall economic environment, including an increase in interest rates, there has not been significant net availability of credit to the Company.

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

We made the final payment of our earnout liability relating to our acquisition of Graphic Sciences in the amount of $700,000 in January 2023. As of December 31, 2024 and 2023, we had no earnout liabilities.

6. Property and Equipment

Property and equipment are comprised of the following:

	December 31, 2024	December 31, 2023
Computer hardware and purchased software	$1,867,024	$1,437,023
Leasehold improvements	395,919	395,919
Furniture and fixtures	324,296	324,296
	2,587,239	2,157,238
Less: accumulated depreciation	(1,493,372)	(1,232,981)
Property and equipment, net	$1,093,867	$924,257

Total depreciation expense on our property and equipment for the years ended December 31, 2024 and 2023 amounted to $269,046 and $255,689, respectively.

7. Notes Payable – Unrelated Parties

Summary of Notes Payable to Unrelated Parties

The table below summarizes all notes payable at December 31, 2024 and 2023, respectively, other than the related party notes disclosed in Note 8 “Notes Payable - Related Parties.”

	December 31, 2024	December 31, 2023
Notes payable – “2022 Unrelated Notes”	$807,331	$2,364,500
Less unamortized debt issuance costs	(25,395)	(155,258)
Less current portion	(781,936)	-
Long-term portion of notes payable	$-	$2,209,242

The principal terms of the 2022 Unrelated Notes, which are subordinated notes, as of December 31, 2024 are as follows:

Issue Date	Interest Rate	Interest Due	Principal Due
April 1, 2022	12%	Quarterly	December 31, 2025

Future minimum principal payments of the Notes Payable to Unrelated Parties of $807,331 are due on December 31, 2025. As of December 31, 2024 and 2023, accrued interest for these notes payable with the exception of the related party notes in Note 8, “Notes Payable - Related Parties,” was $0. As of December 31, 2024 and 2023, unamortized deferred financing costs were reflected within short term and long term liabilities, respectively, on the consolidated balance sheets, netted with the corresponding notes payable balance.

In July 2024, a principal amount of $250,000 of the 2022 Unrelated Notes were sold by the unrelated noteholder to related parties at face value. See Note 8.

With respect to all notes outstanding (other than the notes to related parties), interest expense, including the amortization of debt issuance costs and debt discount for the years ended December 31, 2024 and 2023 was $315,133 and $514,480, respectively.

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

8. Notes Payable - Related Parties

Summary of Notes Payable to Related Parties

The table below summarizes all notes payable to related parties at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Notes payable – “2022 Related Notes”	$532,169	$600,000
Less unamortized debt issuance costs	(16,657)	(39,398)
Less current portion	(515,512)	-
Long-term portion of notes payable	$-	$560,602

The principal terms of the 2022 Related Notes, which are subordinated notes, as of December 31, 2024 are as follows:

Issue Date	Interest Rate	Interest Due	Principal Due
April 1, 2022	12%	Quarterly	December 31, 2025

Future minimum principal payments of the 2022 Notes to related parties of $532,169 are due on December 31, 2025. As of December 31, 2024 and 2023, accrued interest for these notes payable – related parties was $0. As of December 31, 2024 and 2023, unamortized deferred financing costs were reflected within long term liabilities on the condensed consolidated balance sheets, netted with the corresponding notes payable balance.

With respect to all notes payable – related parties outstanding, interest expense, including the amortization of debt issuance costs, for the years ended December 31, 2024 and 2023 was $96,116 and $103,518, respectively.

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

Employment Agreements

We have entered into employment agreements with three of our key executives, including one of our founders. Under their respective employment agreements, the executives are bound by typical confidentiality, non-solicitation and non-competition provisions. Two of the executives have severance arrangements.

Leases

For each of the below listed leases, management has determined it will utilize the base rental period and have not considered any renewal periods.

Location	Square Feet	Monthly Rent	Lease Expiry
Columbus, OH	6,000	$5,400	December 31, 2028
Madison Heights, MI	36,000	$44,930	August 31, 2026
Sterling Heights, MI	37,000	$22,312	April 30, 2028
Traverse City, MI	5,200	$5,100	January 31, 2026

Temporary space
Madison Heights, MI	3,200	$1,605	month to month

Vehicles and equipment
various	n/a	$10,160	September 30, 2028

The following table sets forth the future minimum lease payments under our leases:

For the Years Ending December 31	Finance Lease	Operating Leases
2025	$89,954	$956,826
2026	81,849	721,664
2027	69,624	355,972
2028	49,508	166,884
2029	7,533	-
Less imputed interest	(45,183)	(197,474)
	$253,285	$2,003,872

The following table summarizes the components of lease expense:

For the Year Ending December 31,	2024	2023
Finance lease expense:
Amortization of ROU assets	$71,326	$42,115
Interest on lease liabilities	26,198	16,514
Operating lease expense	945,001	954,040
Short-term lease expense	19,254	19,254

The following tables set forth additional information pertaining to our leases:

For the Year Ending December 31,	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases (interest)	$26,198	$16,514
Financing cash flows from finance leases (principal)	61,874	34,954
Operating cash flows from operating leases	787,537	720,889
ROU assets obtained in exchange for new finance lease liabilities	89,289	107,610
Weighted average remaining lease term – finance leases	3.6 years	4.2 years
Weighted average remaining lease term – operating leases	2.6 years	3.5 years
Discount rate – finance leases	9.72%	8.87%
Weighted average discount rate – operating leases	6.89%	7.01%

10. Stockholders’ Equity

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

Common Stock

As of December 31, 2024, 4,249,735 shares of common stock were issued and outstanding, 255,958 shares of common stock were reserved for issuance upon the exercise of outstanding warrants, 582,976 shares of common stock were reserved for issuance under our 2015 Equity Incentive Plan, as amended (the “2015 Plan”), and our 2024 Equity Incentive Plan (the “2024 Plan”), and 110,136 shares were reserved for issuance under our 2023 Non-Employee Director Compensation Plan.

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

Amortization of the debt issuance costs for the Private Placement 2022 offering was recorded at $152,604 and $155,724, for the years ended December 31, 2024 and 2023.

Warrants

The following sets forth the warrants to purchase our common stock that were outstanding as of December 31, 2024:

Warrants Outstanding	Warrant Exercise Price	Warranty Expiry
124,258	$4.62	March 30, 2027 (1)
95,500	$4.00	March 30, 2027 (1)
16,000	$9.00	March 30, 2027 (1)
17,200	$12.50	March 30, 2027 (1)
3,000	$15.00	March 30, 2027 (2)

(1)	Issued to the placement agent in connection with private placements of our convertible promissory notes.
(2)	Issued to certain 5% stockholders.

11. Stock-Based Compensation

From time to time, we issue stock options and restricted stock as compensation for services rendered by our directors and employees.

Restricted Stock

On March 19, 2024, we granted 127,500 shares of restricted common stock to certain employees. The grants of restricted common stock had a per share fair value of $8.83, were made in accordance with the 2015 Plan, and were subject to vesting, as follows: 42,495 shares vested on March 19, 2024; 42,495 shares vest on April 2, 2025, and 42,510 shares vest on April 2, 2026. As of April 2, 2024, 10,315 shares, representing an amount of $69,525, were cancelled for payment of payroll taxes as part of a cashless grant, in accordance with the 2015 Plan, resulting in a net of 32,180 shares vested. Stock compensation of $805,955 was recorded on the issuance of the common stock for the year ended December 31, 2024.

On December 28, 2023, we issued 39,864 shares of restricted common stock to our directors as part of their annual compensation plan. The grants of restricted common stock were made in accordance with our 2023 Non-Employee Director Compensation Plan and were not subject to vesting. Stock compensation of $147,500 was recorded on this issuance of restricted common stock for the year ended December 31, 2023.

Stock Options

On August 16, 2024, we granted non-employee directors stock options to purchase 36,000 shares at an exercise price of $8.78 per share, the fair market value of the shares on the grant date, under the 2023 Non-Employee Director Compensation Plan, with 100% vesting upon grant. The total fair value of $241,735 for these stock options was recognized upon grant. On September 4, 2024, we granted employees stock options to purchase 14,500 shares at an exercise price of $10.12 per share, the fair market value of the shares on the grant date, under the 2015 Plan, with annual vesting through 2027 based on service time. The total fair value of $118,347 for these stock options is being recognized over the vesting period. We did not make any stock option grants during the twelve months ended December 31, 2023.

The weighted-average grant date fair value of options granted during the twelve months ended December 31, 2024 was $7.13. The weighted average assumptions that were used in calculating such values during the twelve months ended December 31, 2024, as well as the assumptions that were used in calculating such values, were based on estimates at the grant date in the table as follows:

	Grant Date August 16, 2024	Grant Date September 4, 2024
Risk-free interest rate	3.77%	3.61%
Weighted average expected term	5 years	6 years
Expected volatility	100.97%	101.00%
Expected dividend yield	0.00%	0.00%

A summary of stock option activity during the years ended December 31, 2024 and 2023 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	Under Option	Price	Life	Value
Outstanding at January 1, 2024	357,887	$5.69	8 years	$-
Granted	50,500	9.16
Exercised	(29,976)	5.07
Forfeited	(4,000)	4.63		-
Outstanding at December 31, 2024	374,411	$6.22	7 years	$-

Exercisable at December 31, 2024	284,912	$6.06	7 years	$-

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	Under Option	Price	Life	Value
Outstanding at January 1, 2023	365,447	$5.89	8 years	$19,200

Forfeited	(7,560)	15.34		(19,200)
Outstanding at December 31, 2023	357,887	$5.69	8 years	$-

Exercisable at December 31, 2023	186,594	$5.60	7 years	$-

During the years ended December 31, 2024 and 2023, stock-based compensation for options was $690,819 and $464,529, respectively.

As of December 31, 2024 and 2023, there was $213,247 and $547,981, respectively, of total unrecognized compensation costs related to stock options granted under our stock option agreements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of two years. The total fair value of stock options that vested during the years ended December 31, 2024 and 2023 was $696,620 and $467,771, respectively.

Issues of Stock-Based Compensation

The following represent grants of stock options, including the fair value recognized or to be recognized over the requisite service period:

Grant date	Shares granted (canceled)	Exercise price	Date fully vested	Fair value

February 10, 2016	4,200	$48.00	February 10, 2020	$174,748
December 6, 2016	2,000	38.00	December 6, 2020	63,937
September 25, 2017	15,000	15.00	September 25, 2019	194,149
September 25, 2017	10,000	19.00	September 25, 2019	126,862
January 30, 2019	250	45.00	January 30, 2019	885
March 11, 2019	(33,200)	-	-	-
March 11, 2019	33,200	6.50	December 6, 2020	24,898	(1)
March 11, 2019	10,100	6.50	March 11, 2023	44,591
September 2, 2020	99,000	4.00	September 2, 2024	327,181
April 14, 2022	220,587	6.08	April 14, 2025	1,152,470
August 16, 2024	36,000	8.78	August 16, 2024	241,735
September 4, 2024	14,500	10.12	September 4, 2027	118,347

(1)	Represents incremental fair value of replacement shares compared to canceled shares.

12. Concentrations

Revenues from a limited number of customers have accounted for a substantial percentage of our total revenues. During the years ended December 31, 2024 and 2023, our largest customer, the State of Michigan, accounted for 40% and 35%, respectively, of our total revenues for each period.

For the years ended December 31, 2024, and 2023, government contracts, including K-12 education, represented approximately 80% of our net revenues for each period. A significant portion of our sales to resellers represent ultimate sales to government agencies.

As of December 31, 2024, accounts receivable concentrations from our two largest customers were 58% and 6% of gross accounts receivable, respectively by customer. As of December 31, 2023, accounts receivable concentrations from our two largest customers were 62% and 3% of gross accounts receivable, respectively by customer. Accounts receivable balances from our two largest customers at December 31, 2024 have been partially collected.

13. Subsequent Events

Exercise of Warrants

On January 13, 2025, a warrant holder exercised 14,698 warrants at an exercise price of $4.62 with a fair market price on that date of $13.17. Shares in the amount of 9,541 were issued in a cashless exercise.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024 and concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

Based on our evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act and we did maintain effective internal control over financial reporting, based on criteria issued by COSO.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter of the fiscal year ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION.

Not applicable.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 2025.

Intellinetics, Inc.

By:	/s/ James F. DeSocio
James F. DeSocio
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 24, 2025.

Name	Title

/s/ James F. DeSocio	President, Chief Executive Officer, and Director
James F. DeSocio	(Principal Executive Officer)

/s/ Joseph D. Spain	Chief Financial Officer and Treasurer
Joseph D. Spain	(Principal Financial and Accounting Officer)

/s/ Stanley P. Jaworski, Jr.	Director
Stanley P. Jaworski, Jr.

/s/ Paul Seid	Director
Paul Seid

/s/ Michael N. Taglich	Director
Michael N. Taglich

/s/ John Guttilla	Director
John Guttilla

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference
		Form	Exhibit	Filing Date
3.1.1	Articles of Incorporation of Intellinetics, Inc.	10-SB	3.1	10-02-2000

3.1.2	Certificate of Correction, effective May 22, 2007	8-K	3.1	06-15-2007

3.1.3	Certificate of Amendment to Articles of Incorporation of Intellinetics, Inc.	8-K	99.1	09-03-2014

3.1.4	Certificate of Amendment to Articles of Incorporation of Intellinetics, Inc., dated March 2, 2020	8-K	3.1	03-04-2020

3.1.5	Certificate of Amendment to Articles of Incorporation of Intellinetics, Inc., dated March 3, 2020	8-K	3.2	03-04-2020

3.2.1	Bylaws of Intellinetics, Inc.	10-SB	3.3	10-02-2000

3.2.2	Amendment No. 1 to the Bylaws of Intellinetics, Inc.	8-K	3.4	03-01-2012

3.2.2	Amendment No. 2 to the Bylaws of Intellinetics, Inc.	8-K	3.3	03-04-2020

4.1	Form of Stock Certificate	10-K	4.1	3-30-2020

4.2	Form of Placement Agent Warrants, dated January 31, 2017	8-K	10.3	01-06-2017

4.3	Form of Warrant to Purchase Common Stock, issued October 22, 2017	8-K	10.2	01-06-2017

4.4	Form of Placement Agent Warrants	8-K	10.5	11-24-2017

4.5	Form of Placement Agent Warrants	8-K	10.3	09-26-18

4.6	Description of Registered Securities+

4.7	Form of Placement Agent Warrants, dated April 1, 2022	8-K	4.1	04-05-2022

4.8	Form of 12% Subordinated Notes, dated April 1, 2022	8-K	10.2	04-05-2022

10.1	Amended Employment Agreement of Matthew L. Chretien, dated September 16, 2011	8-K	10.37	02-13-2012

10.2	Amended Offer of Employment of Matthew L. Chretien, dated September 16, 2011	8-K	10.38	02-13-2012

10.3	Employment Agreement of Joseph D. Spain dated December 2, 2016	8-K	10.3	12-06-2016

10.4	Lease Renewal Agreement by and between Intellinetics, Inc. and Dividend Drive LLC, dated as of August 9, 2016	10-K	10.6	03-30-2017

10.5	Intellinetics, Inc. 2015 Equity Incentive Plan	8-K	10.3	04-30-2015

10.6	First Amendment to Intellinetics, Inc. 2015 Equity Incentive Plan, dated September 25, 2017	8-K	10.2	09-26-2017

10.7	Second Amendment to Intellinetics, Inc. 2015 Equity Incentive Plan, dated February 19, 2018	8-K	10.2	02-23-2018

10.8	Third Amendment to Intellinetics, Inc. 2015 Equity Incentive Plan, dated April 17, 2020	10-K	10.8	3-24-2022

10.9	Fourth Amendment to Intellinetics, Inc. 2015 Equity Incentive Plan, dated April 29, 2021	8-K	10.1	05-05-2021

10.10	Form of Non-Qualified Stock Option Agreement under Company’s 2015 Equity Incentive Plan	10-K	10.9	03-28-2016

10.11	Form of Incentive Stock Option Agreement under Company’s 2015 Equity Incentive Plan	8-K	10.6	01-05-2016

10.12	Offer Letter, dated September 25, 2017, between Intellinetics, Inc. and James F. DeSocio	8-K	10.1	09-26-2017

10.13	Intellinetics, Inc. 2018 Executive Incentive Compensation Plan	8-K	10.3	02-23-2018

10.14	Amendment, dated February 19, 2018, between Intellinetics, Inc. and Joseph D. Spain	8-K	10.1	02-23-2018

10.15	State of Michigan Enterprise Procurement Notice of Contract No 171 180000000749, between the State of Michigan and Graphic Sciences, Inc., with Standard Contract Terms, dated June 1, 2018	8-K	10.4	03-04-2020

10.16	Standard Industrial Lease Agreement, by and between KHS Properties, LLC and Graphic Sciences, Inc., dated August 30, 2018.	10-K	10.14	03-30-2021

10.17	Lease, by and between Liberty Park Commerce Center, LLC and Graphic Sciences, Inc., dated February 5, 2021.	10-K	10.15	03-30-2021

10.18	Intellinetics, Inc. 2023 Non-Employee Director Compensation Plan	10-Q	10.1	05-15-2023

10.19	Contract Change Notice No. 2 and 3, by and between Graphic Sciences, Inc. and the State of Michigan Central Procurement Services, Department of Technology Management, dated August 3, 2023	10-Q	10.1	08-14-2023

10.20	Intellinetics, Inc. 2024 Equity Incentive Plan	S-8	99.1	03-21-2025

10.21	Amendment to 12% Subordinated Promissory Notes	8-K	10.1	03-19-2024

10.22	Restricted Stock Award Agreement pursuant to the 2015 Intellinetics, Inc. Equity Incentive Plan	8-K	10.2	03-19-2024

10.23	Form of Non-Qualified Stock Option Agreement under Company’s 2023 Director Compensation Plan	S-8	99.3	03-21-2025

19.1	Intellinetics, Inc. Insider Trading Policy +

21.1	List of Subsidiaries of Intellinetics, Inc. +

23.1	Consent of Independent Registered Public Accounting Firm +

31.1	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 +

31.2	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 +

32.1	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 +

32.2	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 +

97	Intellinetics, Inc. Executive Compensation Clawback Policy +

101.INS	Inline XBRL Instance Document +

101.SCH	Inline XBRL Taxonomy Extension Schema Document +

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document +

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document +

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document +

101.PRE	Inline XBRL Taxonomy Extension Linkbase Document +

+	Filed herewith:

