Form 10-Q
period 2025-03-31
INTELLINETICS, INC.
filed 2025-05-13
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

As of May 9, 2025, there were 4,314,458 shares of the issuer’s common stock outstanding, each with a par value of $0.001 per share.

INTELLINETICS, INC.

Form 10-Q

March 31, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the documents incorporated into this report by reference contain forward-looking statements. In addition, from time to time we may make additional forward-looking statements in presentations, at conferences, in press releases, in other reports and filings and otherwise. Forward-looking statements are all statements other than statements of historical facts, including statements that refer to plans, intentions, objectives, goals, targets, strategies, hopes, beliefs, projections, prospects, expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. The words “may,” “could,” “should,” “would,” “will,” “project,” “intend,” “continue,” “believe,” “anticipate,” “estimate,” “forecast,” “expect,” “plan,” “potential,” “opportunity,” “scheduled,” “goal,” “target,” and “future,” variations of such words, and other comparable terminology and similar expressions and references to future periods are often, but not always, used to identify forward-looking statements. Examples of forward-looking statements include, among other things, statements about the following:

●	the effects on our business, financial condition, and results of operations of current and future economic, business, market and regulatory conditions, including the current global inflation, economic downturn, and other economic and market conditions, and their effects on our customers and their capital spending and ability to finance purchases of our products, services, technologies and systems;

●	our prospects, including our future business, revenues, recurring revenues, expenses, net income, earnings per share, margins, profitability, cash flow, cash position, liquidity, financial condition and results of operations, backlog of orders and revenue, our targeted growth rate, our goals for future revenues and earnings, and our expectations about realizing the revenues in our backlog and in our sales pipeline;

●	our expectation that the shift from an offline to online world will continue to benefit our business;

●	our ability to continue to integrate our acquisitions and any future acquisitions, grow their businesses and obtain the expected financial and operational benefits from those businesses;

●	the effects of fluctuations in sales on our business, revenues, expenses, net income, earnings per share, margins, profitability, cash flow, capital expenditures, liquidity, financial condition and results of operations;

●	our products, services, technologies and systems, including their quality and performance in absolute terms and as compared to competitive alternatives, their benefits to our customers and their ability to meet our customers’ requirements, and our ability to successfully develop and market new products, services, technologies and systems;

●	our markets, including our market position and our market share;

●	our ability to successfully develop, operate, grow and diversify our operations and businesses;

●	our business plans, strategies, goals and objectives, and our ability to successfully achieve them;

●	the sufficiency of our capital resources, including our cash and cash equivalents, funds generated from operations, availability credit and financing arrangements and other capital resources, to meet our future working capital, capital expenditure, lease and debt service and business growth needs;

●	the value of our assets and businesses, including the revenues, profits and cash flow they are capable of delivering in the future;

●	the amount and timing of revenue recognition from customer contracts with commitments for performance obligations, including our estimate of the remaining amount of commitments and when we expect to recognize revenues;

●	industry trends and customer preferences and the demand for our products, services, technologies and systems; and

●	the nature and intensity of our competition, and our ability to successfully compete in our markets.

Any forward-looking statements we make are based on our current plans, intentions, objectives, strategies, projections and expectations, as well as assumptions made by and information currently available to management. Forward-looking statements are not guarantees of future performance or events, but are subject to and qualified by substantial risks, uncertainties and other factors, which are difficult to predict and are often beyond our control. Forward-looking statements will be affected by assumptions and expectations we might make that do not materialize or that prove to be incorrect and by known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed, anticipated or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, those described in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on March 24, 2025, as well as other risks, uncertainties and factors discussed elsewhere in this Quarterly Report, in documents that we include as exhibits to or incorporate by reference in this report, and in other reports and documents we from time to time file with or furnish to the Securities and Exchange Commission (the “SEC”). In light of these risks and uncertainties, you are cautioned not to place undue reliance on any forward-looking statements that we make.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

	Unaudited
	March 31,	December 31,
	2025	2024
ASSETS

Current assets:
Cash	$2,138,243	$2,489,236
Accounts receivable, net	1,387,173	1,111,504
Accounts receivable, unbilled	984,697	1,296,524
Parts and supplies, net	107,307	100,561
Contract assets	113,810	139,696
Prepaid expenses and other current assets	393,048	337,035
Total current assets	5,124,278	5,474,556

Property and equipment, net	1,132,926	1,093,867
Right of use assets, operating	1,741,845	1,894,866
Right of use assets, finance	219,555	237,741
Intangible assets, net	3,271,452	3,399,029
Goodwill	5,789,821	5,789,821
Other assets	684,137	685,076
Total assets	$17,964,014	$18,574,956

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$338,329	$310,623
Accrued compensation	647,062	493,700
Accrued expenses	294,040	172,421
Lease liabilities, operating - current	862,466	842,468
Lease liabilities, finance - current	70,953	69,261
Deferred revenues	2,937,890	3,411,852
Notes payable - current	788,285	781,936
Notes payable - related party - current	519,676	515,512
Total current liabilities	6,458,701	6,597,773

Long-term liabilities:
Lease liabilities, operating - net of current portion	982,034	1,161,404
Lease liabilities, finance - net of current portion	165,638	184,024
Total long-term liabilities	1,147,672	1,345,428
Total liabilities	7,606,373	7,943,201

Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized; 4,260,929 and 4,249,735 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	4,261	4,250
Additional paid-in capital	32,722,183	32,268,743
Accumulated deficit	(22,368,803)	(21,641,238)
Total stockholders’ equity	10,357,641	10,631,755
Total liabilities and stockholders’ equity	$17,964,014	$18,574,956

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024

Revenues:
Software as a service	$1,542,169	$1,405,153
Software maintenance services	335,191	357,983
Professional services	2,158,315	2,485,457
Storage and retrieval services	211,670	258,491
Total revenues	4,247,345	4,507,084

Cost of revenues:
Software as a service	215,129	215,992
Software maintenance services	16,365	15,710
Professional services	1,040,006	1,289,128
Storage and retrieval services	106,645	86,610
Total cost of revenues	1,378,145	1,607,440

Gross profit	2,869,200	2,899,644

Operating expenses:
General and administrative	2,432,034	2,128,493
Sales and marketing	814,040	541,621
Depreciation and amortization	307,685	264,010

Total operating expenses	3,553,759	2,934,124

Loss from operations	(684,559)	(34,480)

Interest expense, net	(43,006)	(140,234)

Net loss	$(727,565)	$(174,714)

Basic net loss per share:	$(0.17)	$(0.04)
Diluted net loss per share:	$(0.17)	$(0.04)

Weighted average number of common shares outstanding - basic	4,261,833	4,113,621
Weighted average number of common shares outstanding - diluted	4,261,833	4,113,621

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2023	4,113,621	$4,114	$30,841,630	$(21,095,023)	$9,750,721

Stock compensation – incentive stock options	-	-	115,456	-	115,456

Stock compensation – restricted shares	-	-	328,376	-	328,376

Net loss	-	-	-	(174,714)	(174,714)

Balance, March 31, 2024	4,113,621	$4,114	$31,285,462	$(21,269,737)	$10,019,839

Balance, December 31, 2024	4,249,735	$4,250	$32,268,743	$(21,641,238)	$10,631,755

Stock compensation – incentive stock options	-	-	105,901	-	105,901

Stock option exercise	1,653	2	(2)	-	-

Stock compensation – restricted shares	-	-	347,562	-	347,562

Warrant exercise	9,541	9	(21)	-	(12)

Net loss	-	-	-	(727,565)	(727,565)

Balance, March 31, 2025	4,260,929	$4,261	$32,722,183	$(22,368,803)	$10,357,641

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(727,565)	$(174,714)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation and amortization	307,685	264,010
Bad debt expense (recovery)	29,126	(14,588)
Loss on disposal of fixed assets	5,706	-
Amortization of deferred financing costs	10,513	60,595
Amortization of right of use assets, financing	18,186	16,768
Share-based compensation	453,463	443,832
Changes in operating assets and liabilities:
Accounts receivable	(304,795)	(66,379)
Accounts receivable, unbilled	311,827	34,380
Parts and supplies	(6,746)	17,182
Prepaid expenses and other current assets	(30,127)	(25,630)
Accounts payable and accrued expenses	302,687	402,286
Operating lease assets and liabilities, net	(6,351)	(1,375)
Deferred revenues	(473,962)	(344,601)
Total adjustments	617,212	786,480
Net cash (used in) provided by operating activities	(110,353)	611,766

Cash flows from investing activities:
Capitalization of internal use software	(102,854)	(109,621)
Purchases of property and equipment	(121,080)	(18,311)
Net cash used in investing activities	(223,934)	(127,932)

Cash flows from financing activities:
Principal payments on financing lease liability	(16,694)	(14,138)
Exercise of stock warrants	(12)	-
Repayment of notes payable	-	(500,000)
Net cash used in financing activities	(16,706)	(514,138)

Net decrease in cash	(350,993)	(30,304)
Cash - beginning of period	2,489,236	1,215,248
Cash - end of period	$2,138,243	$1,184,944

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$40,185	$88,935
Cash paid during the period for income taxes	$11,094	$956

Supplemental disclosure of non-cash financing activities:
Right-of-use asset obtained in exchange for operating lease liability	$43,430	$-
Right-of-use asset obtained in exchange for finance lease liability	-	89,289

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

Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2025 or any other future period.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 24, 2025.

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

We do not generally require collateral or other security to support customer receivables; however, we may require customers to provide retainers, up-front deposits or irrevocable letters-of-credit when considered necessary to mitigate credit risks. The Company estimates a current estimated credit loss (“CECL”) for accounts receivable and accounts receivable-unbilled. The CECL for receivables are estimated based on the receivable aging category, credit risk of specific customers, past collection history, and management’s evaluation of collectability. Provisions for CECL are classified within selling, general and administrative costs.

The CECL model requires the recognition of lifetime expected credit losses at each reporting date, considering past events, current conditions, and reasonable forecasts. In assessing the credit quality of our portfolio, management utilizes a provision matrix that classifies trade receivables by customer type and age of receivable. Government and education sector receivables carry a low risk, while a higher risk is attributed to the remaining receivables as their aging progresses. For receivables with questionable collectability, a specific reserve is assigned. The estimated credit losses are a reflection of these factors, with the matrix applying percentages to the receivables based on their risk profile, adjusted for current and expected future conditions.

During the reporting period, the estimate of credit losses may change due to several factors including payment patterns of customers, changes in customer creditworthiness, and broader economic conditions. Such changes are captured in the financial statements to ensure they accurately reflect the company’s assessment of credit risk and expected losses at the end of each reporting period. Credit losses have been within management’s expectations. At March 31, 2025 and December 31, 2024, our allowance for credit losses was $85,033 and $55,907, respectively.

Changes in the allowance for credit losses for the period ended March 31, 2025 and 2024 were as follows:

Trade Receivables
As of December 31, 2024	$(55,907)
(Provisions) Reductions charged to operating results	(44,189)
Accounts write-offs	15,063
As of March 31, 2025	$(85,033)

Trade Receivables
As of December 31, 2023	$(124,103)
(Provisions) Reductions charged to operating results	14,588
As of March 31, 2024	$(109,515)

Revenue Recognition

We categorize revenue as software as a service, software maintenance services, professional services, and storage and retrieval services. We earn the majority of our revenue from the sale of professional services, followed by the sale of software as a service. We apply our revenue recognition policies as required in accordance with ASC 606 based on the facts and circumstances of each category of revenue. More detail regarding each category of revenue is contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 24, 2025.

Contract balances

The following tables present changes in our contract assets during the three months ended March 31, 2025 and 2024:

	Balance at			Balance at
	Beginning		Payments	End of
	of Period	Billings	Received	Period
Three months ended March 31, 2025
Accounts receivable	$1,111,504	$4,101,597	$(3,825,928)	$1,387,173

Three months ended March 31, 2024
Accounts receivable	$1,850,375	$4,242,590	$(4,161,623)	$1,931,342

	Balance at Beginning of Period	Revenue Recognized in Advance of Billings	Billings	Balance at End of Period
Three months ended March 31, 2025
Accounts receivable, unbilled	$1,296,524	$1,159,541	$(1,471,368)	$984,697

Three months ended March 31, 2024
Accounts receivable, unbilled	$1,320,837	$1,380,300	$(1,414,680)	$1,286,457

	Balance at Beginning of Period	Commissions Paid	Commissions Recognized	Balance at End of Period
Three months ended March 31, 2025
Other contract assets	$139,696	$26,582	$(52,468)	$113,810

Three months ended March 31, 2024
Other contract assets	$140,165	$28,182	$(37,518)	$130,829

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

Remaining performance obligations represent the transaction price from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 98% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. As of March 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations for software as a service and software maintenance contracts with a duration greater than one year was $48,351. As of December 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations for software as a service and software maintenance contracts with a duration greater than one year was $44,971. This does not include revenue related to performance obligations that are part of a contract whose original expected duration is one year or less.

The following table presents changes in our contract liabilities during the three months ended March 31, 2025 and 2024:

	Balance at Beginning of Period	Billings	Recognized Revenue	Balance at End of Period
Three months ended March 31, 2025
Contract liabilities: deferred revenue	$3,411,852	$1,174,471	$(1,648,433)	$2,937,890

Three months ended March 31, 2024
Contract liabilities: deferred revenue	$2,927,808	$1,200,998	$(1,545,599)	$2,583,207

Software Development Costs

We design, develop, test, market, license, and support new software products and enhancements of current products. We continuously monitor our software products and enhancements to remain compatible with standard platforms and file formats. In accordance with ASC 985-20 “Costs of Software to be Sold, Leased or Otherwise Marketed,” we expense software development costs, including costs to develop software products or the software component of products to be sold, leased, or marketed to external users, before technological feasibility is reached. Once technological feasibility has been established, certain software development costs incurred during the application development stage are eligible for capitalization. Based on our software development process, technological feasibility is established upon completion of a working model. Technological feasibility is typically reached shortly before the release of such products. No such costs were capitalized during the periods presented in this report.

In accordance with ASC 350-40, “Internal-Use Software,” we capitalize purchase and implementation costs of internal use software. Once an application has reached development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable that the expenditure will result in additional functionality. Such costs in the amount of $102,854 and $109,621 were capitalized during the first quarter 2025 and 2024, respectively.

Capitalized costs are stated at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the related assets on a straight-line basis, which is three years. At March 31, 2025 and December 31, 2024, our condensed consolidated balance sheets included $669,352 and $670,292, respectively, in other long-term assets.

For the three months ended March 31, 2025 and 2024, our expensed software development costs were $175,132 and $159,731, respectively.

Recently Issued Accounting Pronouncements Not Yet Effective

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which amends the guidance in ASC 740, Income Taxes. The ASU is intended to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for us for the period ending March 31, 2026. We do not expect a material impact upon adoption.

There are no other accounting standards that have been issued but not yet adopted that we believe could have a material impact on our consolidated financial statements.

Advertising

We expense the cost of advertising as incurred. Advertising expense for the three months ended March 31, 2025 and 2024 amounted to $29,479 and $5,977, respectively.

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

The three months ended March 31, 2025 and 2024 reported a net loss, therefore, the numerator and the denominator used in computing both basic and diluted net loss per share are the same.

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

Deferred income taxes are recognized for the tax consequences or benefits in future years of temporary differences between the financial reporting and tax bases of assets and liabilities as of each period-end based on enacted tax laws and statutory rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A 100% valuation allowance has been established on deferred tax assets at March 31, 2025 and December 31, 2024, due to the uncertainty of our ability to realize future taxable income.

As of March 31, 2025 and December 31, 2024, we had federal net operating loss carry forwards, which can be utilized to offset future federal income tax of approximately $15.3 million and $15.2 million, respectively. Section 382 of the Internal Revenue Code limits the utilization of net operating losses during certain ownership changes. We have performed an analysis of our ownership changes and have determined that approximately $7.2 million of our net operating losses are subject to an annual limitation. We do not expect that Section 382 will limit the utilization of the net operating loss carry forwards in 2025. A portion of the federal and state net operating loss carry forwards expire at various dates through 2037, and a portion of the net operating loss carry forwards have an indefinite carry forward period. We recorded a valuation allowance against all of our deferred tax assets as of both March 31, 2025 and December 31, 2024. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

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

Information by operating segment is as follows:

	Three months ended March 31, 2025	Three months ended March 31, 2024
Revenues
Document Management	$1,961,312	$1,820,420
Document Conversion	2,286,033	2,686,664
Total revenues	$4,247,345	$4,507,084

Cost of revenues
Document Management	$258,245	$263,527
Document Conversion	1,119,900	1,343,913
Total cost of revenues	$1,378,145	$1,607,440

Gross profit
Document Management	$1,703,067	$1,556,893
Document Conversion	1,166,133	1,342,751
Total gross profit	$2,869,200	$2,899,644

Capital additions, net
Document Management	$109,382	$110,619
Document Conversion	114,552	17,313
Total capital additions, net	$223,934	$127,932

	March 31, 2025	December 31, 2024
Goodwill
Document Management	$3,989,645	$3,989,645
Document Conversion	1,800,176	1,800,176
Total goodwill	$5,789,821	$5,789,821

	March 31, 2025	December 31, 2024
Total assets
Document Management	$9,194,897	$9,641,347
Document Conversion	8,769,117	8,933,609
Total assets	$17,964,014	$18,574,956

Statement of Cash Flows

For purposes of reporting cash flows, cash includes cash on hand and demand deposits held by banks.

Reclassifications

Certain amounts reported in prior filings of the condensed consolidated financial statements have been reclassified to conform to current presentation.

4. Intangible Assets, Net

At March 31, 2025, intangible assets consisted of the following:

	Estimated		Accumulated
	Useful Life	Costs	Amortization	Net
Trade names	10 years	$297,000	$(113,892)	$183,108
Proprietary technology	10 years	861,000	(258,300)	602,700
Customer relationships	5-15 years	4,091,000	(1,605,356)	2,485,644
		$5,249,000	$(1,977,548)	$3,271,452

At December 31, 2024, intangible assets consisted of the following:

	Estimated		Accumulated
	Useful Life	Costs	Amortization	Net
Trade names	10 years	$297,000	$(106,467)	$190,533
Proprietary technology	10 years	861,000	(236,775)	624,225
Customer relationships	5-15 years	4,091,000	(1,506,729)	2,584,271
		$5,249,000	$(1,849,971)	$3,399,029

Amortization expense for the three months ended March 31, 2025 and 2024 amounted to $127,577. The following table represents future amortization expense for intangible assets subject to amortization.

For the Twelve Months Ending March 31,	Amount
2026	$473,125
2027	326,108
2028	324,410
2029	305,733
2030	304,741
Thereafter	1,537,335
$3,271,452

5. Property and Equipment

Property and equipment are comprised of the following:

	March 31, 2025	December 31, 2024
Computer hardware and purchased software	$1,977,901	$1,867,024
Leasehold improvements	395,919	395,919
Furniture and fixtures	324,296	324,296
	2,698,116	2,587,239
Less: accumulated depreciation	(1,565,190)	(1,493,372)
Property and equipment, net	$1,132,926	$1,093,867

Total depreciation expense on our property and equipment for the three months ended March 31, 2025 and 2024 amounted to $76,315 and $61,828, respectively.

6. Notes Payable

Summary of Notes Payable to Unrelated Parties

The table below summarizes all notes payable at March 31, 2025 and December 31, 2024, respectively with the exception of related party notes disclosed in Note 7 “Notes Payable - Related Parties.”

	March 31, 2025	December 31, 2024
Notes payable – “2022 Unrelated Notes”	$807,331	$807,331
Less unamortized debt issuance costs	(19,046)	(25,395)
Less current portion	(788,285)	(781,936)
Long-term portion of notes payable	$-	$-

The principal terms of the 2022 Unrelated Notes, which are subordinated notes, as of March 31, 2025 are as follows:

Issue Date	Interest Rate	Interest Due	Principal Due
April 1, 2022	12%	Quarterly	December 31, 2025

Future minimum principal payments of the Notes Payable to Unrelated Parties of $807,331 are due on December 31, 2025. As of March 31, 2025 and December 31, 2024, accrued interest for these notes payable with the exception of the related party notes in Note 7, “Notes Payable - Related Parties,” was $0 for both periods. As of March 31, 2025 and December 31, 2024, unamortized deferred financing costs were reflected within short term liabilities on the condensed consolidated balance sheets, netted with the corresponding notes payable balance.

With respect to all notes outstanding (other than the notes to related parties), interest expense, including the amortization of debt issuance costs and debt discount for the three months ended March 31, 2025 and 2024 was $30,569 and $124,725, respectively.

7. Notes Payable - Related Parties

Summary of Notes Payable to Related Parties

The table below summarizes all notes payable to related parties at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Notes payable – “2022 Related Notes”	$532,169	$532,169
Less unamortized debt issuance costs	(12,493)	(16,657)
Less current portion	(519,676)	(515,512)
Long-term portion of notes payable	$-	$-

The principal terms of the 2022 Related Notes, which are subordinated notes, as of March 31, 2025 are as follows:

Issue Date	Interest Rate	Interest Due	Principal Due
April 1, 2022	12%	Quarterly	December 31, 2025

Future minimum principal payments of the 2022 Notes to related parties of $532,169 are due on December 31, 2025. As of March 31, 2025 and December 31, 2024, accrued interest for these notes payable – related parties was $0 for both periods. As of March 31, 2025 and December 31, 2024, unamortized deferred financing costs were reflected within short term liabilities on the condensed consolidated balance sheets, netted with the corresponding notes payable balance.

With respect to all notes payable – related parties outstanding, interest expense, including the amortization of debt issuance costs, for the three months ended March 31, 2025 and 2024 was $20,129 and $24,805, respectively.

8. Commitments and Contingencies

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

9. Stockholders’ Equity

Common Stock

As of March 31, 2025, 4,260,929 shares of common stock were issued and outstanding, 241,260 shares of common stock were reserved for issuance upon the exercise of outstanding warrants, 509,976 shares of common stock were reserved for issuance under our 2015 Equity Incentive Plan, as amended (the “2015 Plan”) and our 2024 Equity Incentive Plan, as amended (the “2024 Plan”), and 104,136 shares were reserved for issuance under our 2023 Non-Employee Director Compensation Plan.

The following table describes the shares and warrants issued as part of our 2022 private placement:

Issuance of Common Stock	Issue Date	Shares Issued	Price per share	Warrants Issued	Warrant Exercise Price	Warrant Fair Value
Private Placement 2022	April 1, 2022	1,242,588	$4.62	124,258	$4.62	$3.91

Amortization of the debt issuance costs for the Private Placement 2022 offering was recorded at $10,513 and $60,595 for the three months ended March 31, 2025 and 2024, respectively.

Warrants

The following sets forth the warrants to purchase our common stock that were outstanding as of March 31, 2025:

Warrants Outstanding	Warrant Exercise Price	Warranty Expiry
109,560	$4.62	March 30, 2027 (1)
95,500	$4.00	March 30, 2027 (1)
16,000	$9.00	March 30, 2027 (1)
17,200	$12.50	March 30, 2027 (1)
3,000	$15.00	March 30, 2027 (2)

(1)	Issued to the placement agent in connection with private placements of our convertible promissory notes.

(2)	Issued to certain 5% stockholders.

A summary of warrant activity during the three months ended March 31, 2025 and 2024 is as follows:

Warrants
Outstanding at January 1, 2025	255,958
Exercised	(14,698)
Outstanding and Exercisable at March 31, 2025	241,260

10. Stock-Based Compensation

From time to time, we issue stock options and restricted stock as compensation for services rendered by our directors and employees.

Restricted Stock

On March 28, 2025, we granted 73,000 shares of restricted common stock to certain employees. The grants of restricted common stock were made in accordance with the 2015 Plan and 2024 Plan and were subject to vesting, as follows: 24,327 shares vested on March 28, 2025; 24,327 shares vest on March 28, 2026, and 24,346 shares vest on March 28, 2027.

On March 19, 2024, we granted 127,500 shares of restricted common stock to certain employees. The grants of restricted common stock were made in accordance with the 2015 Plan and were subject to vesting, as follows: 42,495 shares vested on March 19, 2024; 42,495 shares vest on April 2, 2025, and 42,510 shares vest on April 2, 2026.

Stock compensation of $430,862 and $397,901 were recorded on the issuance and vesting of common stock grants for the three months ended March 31, 2025 and 2024, respectively.

Stock Options

We did not make any stock option grants during the three months ended March 31, 2025 or 2024.

A summary of stock option activity during the three months ended March 31, 2025 and 2024 is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining
	Under	Exercise	Contractual
	Option	Price	Life
Outstanding at January 1, 2025	374,411	$6.22	8 years
Exercised	(6,000)	8.78
Outstanding at March 31, 2025	368,411	$6.18	7 years

Exercisable at March 31, 2025	279,042	$6.00	6 years

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining
	Under	Exercise	Contractual
	Option	Price	Life
Outstanding at January 1, 2024	357,887	$5.69	8 years

Outstanding at March 31, 2024	357,887	$5.69	7 years

Exercisable at March 31, 2024	186,594	$5.60	7 years

During the three months ended March 31, 2025 and 2024, stock-based compensation for options was $105,901 and $115,456, respectively.

As of March 31, 2025 and December 31, 2024, there was $107,346 and $213,247, respectively, of total unrecognized compensation costs related to stock options granted under our stock option agreements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of one year. The total fair value of stock options that vested during the three months ended March 31, 2025 and 2024 was $0.

11. Concentrations

Revenues from a limited number of customers have accounted for a substantial percentage of our total revenues. During the three months ended March 31, 2025 and 2024, our largest customer, the State of Michigan, accounted for 42% and 48%, respectively.

For the three months ended March 31, 2025 and 2024, government contracts, including K-12 education, represented approximately 78% and 86% of our net revenues, respectively. A significant portion of our sales to resellers represent ultimate sales to government agencies.

As of March 31, 2025, accounts receivable concentrations from our two largest customers were 58% and 7% of gross accounts receivable, respectively by customer. As of December 31, 2024, accounts receivable concentrations from our two largest customers were 58% and 6% of gross accounts receivable, respectively by customer.

12. Subsequent events

Registration Statement

On April 16, 2025 we filed a shelf Registration Statement on Form S-3 with the SEC to facilitate potential future equity capital raising.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial conditions and results of operations should be read together with our condensed consolidated financial statements and notes thereto included in Part I, Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q, and with the condensed consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods. Any forward-looking statements in this discussion and analysis should be read in conjunction with the information set forth in “Note Regarding Forward-Looking Statements” elsewhere herein. In this Quarterly Report, we sometimes refer to the three month period ended March 31, 2025 as the first quarter 2025, and to the three month period ended March 31, 2024 as the first quarter 2024.

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

How We Evaluate our Business Performance and Opportunities

There has been no material change during the first quarter 2025 to the major qualitative and quantitative factors we consider in the evaluation of our operating results as set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — How We Evaluate our Business Performance and Opportunities” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Executive Overview of Results

Our 2025 results reflected our current strategy to grow our SaaS revenue, including our investments in sales and marketing and related initiatives. Revenue growth in SaaS was more than offset by a shortfall in Professional Services, driven by reduced project work, primarily due to timing of large scanning projects. Cost of revenues contracted more than overall revenues, generating improved gross profits (revenues less cost of revenues) as a percentage of revenue.

Below are our key financial results for the first quarter 2025 (consolidated unless otherwise noted):

●	Revenues were $4,247,345, representing a revenue decrease of 5.8% year over year.

●	SaaS revenue was $1,542,169, representing revenue growth of 9.8% year over year.

●	Cost of revenues was $1,378,145, a decrease of 14.3% year over year.

●	Gross profit percentage was 67.6%, compared to 64.3% in the first quarter 2024.

●	Operating expenses (excluding cost of revenues) were $3,553,759, an increase of 21.1% year over year. Our sales and marketing initiatives were a key driver of the increase.

●	Loss from operations was $684,559, compared to loss from operations of $34,480 in the first quarter 2024.

●	Net loss was $727,565 with basic and diluted net loss per share of $0.17, compared to net loss of $174,714 with basic and diluted net loss per share of $0.04 in the first quarter 2024.

●	Net cash used in operating activities was $110,353, compared to $611,766 provided by operations in the first quarter 2024.

●	Capital expenditures were $223,934 including capitalized software costs of $102,854, compared to $127,932 in the first quarter 2024, including capitalized software costs of $109,621.

●	As of March 31, 2025, we had 150 employees, including 18 part-time employees, compared to 180 employees as of March 31, 2024.

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

Uncertainties, Trends, and Risks that can cause Fluctuations in our Operating Results

Our operating results have fluctuated significantly in the past and are expected to continue to fluctuate in the future due to a variety of factors, in addition to economic conditions, that are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Uncertainties, Trends, and Risks that can cause Fluctuations in our Operating Results” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Due to all these factors and the other risks discussed in Part I, Item IA, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, our past results of operations should not be relied upon as an indication of our future performance. Comparisons of our operating results with prior periods is not necessarily meaningful or indicative of future performance.

Reportable Segments

We have two reportable segments: Document Management and Document Conversion. These reportable segments are discussed above under “Company Overview.”

Results of Operations

Revenues

The following table sets forth our revenues by reportable segment for the periods indicated:

	Three months ended March 31, 2025	Three months ended March 31, 2024
Revenues
Document Management	$1,961,312	$1,820,420
Document Conversion	2,286,033	2,686,664
Total revenues	$4,247,345	$4,507,084

The following table sets forth our revenues by revenue source for the periods indicated:

	Three months ended March 31, 2025	Three months ended March 31, 2024
Revenues by revenue source
Software as a service	$1,542,169	$1,405,153
Software maintenance services	335,191	357,983
Professional services	2,158,315	2,485,457
Storage and retrieval services	211,670	258,491
Total revenues	$4,247,345	$4,507,084

The following tables sets forth our revenues by revenue source and segment for the periods indicated:

	Three months ended March 31, 2025	Three months ended March 31, 2024
Document management segment revenues:
Software as a service	$1,542,169	$1,405,153
Software maintenance services	335,191	357,983
Professional services	83,952	57,284
Total document management segment revenues	$1,961,312	$1,820,420

	Three months ended March 31, 2025	Three months ended March 31, 2024
Document conversion segment revenues:
Professional services	$2,074,363	$2,428,173
Storage and retrieval services	211,670	258,491
Total document conversion segment revenues	$2,286,033	$2,686,664

Our total revenues in the first quarter 2025 decreased by $259,739, or 5.8%, from our first quarter 2024 revenues, driven primarily by project timing in our professional services revenues, which decreased 13.2% year over year for the first quarter 2025, and more than offset our software as a service revenues, which grew 9.8% year over year. Slight erosion in revenues for Software maintenance services and Storage and retrieval services, both in line with expectations, exacerbated the impact of the professional services decrease.

Software as a Service Revenues

We provide access to our software solutions as a service, accessible through the internet. Our customers typically enter into our software as a service agreement for periods of one year or more. Under these agreements, we generally provide access to the applicable software, data storage and related customer assistance and support. Revenues from the sale of software as a service, which are reported as part of our Document Management segment increased by $137,016, or 9.8% in the first quarter 2025 compared to 2024. This increase was primarily the result of new payables automation customers.

Professional Services Revenues

Professional services revenues primarily consist of revenues from document scanning and conversion services, plus consulting, discovery, training, and advisory services to assist customers with document management needs. These revenues include arrangements that do not involve the sale of software. Of our $2,158,315 in professional services revenues during the first quarter 2025, $2,074,363 was derived from our Document Conversion operations and $83,952 was derived from our Document Management operations. Our overall professional services revenues decreased by $327,142, or 13.2%, in the first quarter 2025 compared to 2024. This decrease is the result of reduced scanning projects in our Document Conversion segment, due to timing of projects.

Costs of Revenues and Gross Profits

The following table sets forth our cost of revenues by reportable segment for the periods indicated:

	Three months ended March 31, 2025	Three months ended March 31, 2024
Cost of revenues by segment
Document Management	$258,245	$263,927
Document Conversion	1,119,900	1,343,513
Total cost of revenues	$1,378,145	$1,607,440

The following table sets forth our cost of revenues, by revenue source, for the periods indicated:

	Three months ended March 31, 2025	Three months ended March 31, 2024
Cost of revenues:
Software as a service	$215,129	$215,992
Software maintenance services	16,365	15,710
Professional services	1,040,006	1,289,128
Storage and retrieval services	106,645	86,610
Total cost of revenues	$1,378,145	$1,607,440

The following tables sets forth our cost of revenues by revenue source and segment for the periods indicated:

	Three months ended March 31, 2025	Three months ended March 31, 2024
Document management segment cost of revenues:
Software as a service	$215,129	$215,992
Software maintenance services	16,365	15,710
Professional services	26,751	32,225
Total document management segment cost of revenues	$258,245	$263,927

	Three months ended March 31, 2025	Three months ended March 31, 2024
Document conversion segment cost of revenues:
Professional services	$1,013,255	$1,256,903
Storage and retrieval services	106,645	86,610
Total document conversion segment cost of revenues	$1,119,900	$1,343,513

Our total cost of revenues during the first quarter 2025 decreased by $229,295, or 14.3%, from 2024. Our cost of revenues for our Document Management segment decreased by $5,682, or 2.2%, primarily due to higher margin professional services projects, where we expended less in costs to service the increased professional services revenue. Our cost of revenues for our Document Conversion segment decreased by $223,613, or 16.6%, in the first quarter 2025 compared to 2024 primarily due to the decreased demand, and also benefited from higher margin projects.

The following tables sets forth our gross profit by reportable segment and revenue source for the periods indicated:

	Three months ended March 31, 2025	Three months ended March 31, 2024
Gross profit
Document Management	$1,703,067	$1,556,493
Document Conversion	1,166,133	1,343,151
Total gross profit	$2,869,200	$2,899,644

	For the three months ended March 31,
	2025	2024

Gross profit:
Software as a service	$1,327,040	$1,189,161
Software maintenance services	318,826	342,273
Professional services	1,118,309	1,196,329
Storage and retrieval services	105,025	171,881
Total gross profit	$2,869,200	$2,899,644

Gross profit percentage:
Software as a service	86.1%	84.6%
Software maintenance services	95.1%	95.6%
Professional services	51.8%	48.1%
Storage and retrieval services	49.6%	66.5%
Total gross profit percentage	67.6%	64.3%

Our overall gross profit increased to 67.6% in the first quarter 2025 from 64.3% in 2024. The increase in the mix of software as a service revenue was the principal driver of the increase, further enhanced by continued overall strong margins in the Document Management segment, and by margin improvement in the Document Conversion segment, driven by the Professional services mix improvement from higher margin projects.

Cost of Software as a Service

Cost of software as a service, or SaaS, consists primarily of technical support personnel, hosting services, and related costs. Cost of software as a service during the first quarter 2025 decreased by $863, or 0.4%, from the first quarter 2024. Cost of software as a service is impacted by increasing our implementations team and support desk staff, the volume of support calls, and periodic improvements to infrastructure, which did not materially change in the first quarter 2025. Our gross margin in the first quarter 2025 increased to 86.1% compared to 84.6% in the first quarter 2024.

Cost of Professional Services

Cost of professional services consists primarily of compensation for employees performing the document conversion services, compensation of our software engineers and implementation consultants and related third-party costs. Cost of professional services decreased in the first quarter 2025 by $249,122, or 19.3% over 2024, due to reduced staffing levels in our Document Conversion segment, to support our corresponding decreased revenues, and higher margin projects requiring less labor. Further, the Document Management projects in the first quarter 2025 required less labor to complete than in 2024. Consolidated, our gross margin for professional services increased to 51.8% during the first quarter 2025 compared to 48.1% in 2024. Gross margins related to consulting services in Document Management and digital transformation services in Document Conversion may vary widely, depending upon the nature of the project and the amount of labor required to complete a project.

Operating Expenses

The following table sets forth our operating expenses for the periods indicated:

	Three months ended March 31, 2025	Three months ended March 31, 2024
Operating expenses:
General and administrative	$2,432,034	$2,128,493
Sales and marketing	814,040	541,621
Depreciation and amortization	307,685	264,010

Total operating expenses	$3,553,759	$2,934,124

General and Administrative Expenses

General and administrative expenses increased $303,541 or 14.3% in the first quarter 2025, primarily related to investments made in order to scale, primarily our expanded System and Organization Controls 2 (SOC2) process with additional monitoring and controls, plus some timing items such as project-based legal fees and recruiting fees as we expand our team. These increases were reflected in both our Document Management segment, in which our general and administrative expenses increased to $1,347,720 in first quarter 2025 from $1,145,031 in 2024, and also in our Document Conversion segment, in which our general and administrative expenses increased to $1,084,314 in first quarter 2025 from $983,462 in 2024. Additionally, share-based compensation expense, which is non-cash, continues to be a significant portion of general and administrative expenses, amounting to $536,763 in first quarter 2025 and $513,357 in first quarter 2024.

Sales and Marketing Expenses

Sales and marketing expenses during the first quarter 2025 increased by $272,419, or 50.3%, from the first quarter 2024, driven by the expansion of our sales team as part of our investments intended to accelerate our sales revenues, and further amplified by an open position in 2024.

Depreciation and Amortization

Depreciation and amortization during the first quarter 2025 increased by $43,675, or 16.5%, over the first quarter 2024 driven by both increased amortization on capitalized software, which has increased in recent quarters as we bring new functionality to our payables automation solution, and by purchases of server hardware and network routers in late 2024 to update our infrastructure.

Other Items of Income and Expense

Interest Expense, Net

Interest expense was $43,006 during the first quarter 2025, net of $7,692 of interest income, as compared with $140,234 during the first quarter 2024, representing a decrease of $97,228 or 69.3%. The decrease resulted from reduced interest resulting from early principal repayments of the 2022 Notes of $500,000 on March 30, 2024, $325,000 on June 30, 2024, and $800,000 on August 30, 2024.

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

In recent years we engaged in several actions that significantly improved our liquidity and cash flows, including (i) effective October 1, 2023 through May 30, 2025, securing a renewal contract with our largest customer, containing an estimated net rate increase for all non-fixed pricing projects of approximately 21%, compared to the current rates in effect for the contract period commencing June 1, 2018, (ii) on March 13, 2024, we agreed with the note holders to amend the Unrelated Notes and Related Notes to extend the maturity date to December 31, 2025, for the remaining $807,331 in 2022 Unrelated Notes and $532,169 of the 2022 Related Notes, and (iii) on April 16, 2025 we filed a shelf Registration Statement on Form S-3 with the SEC to facilitate potential future equity capital raising. As of the date of this report, we expect to secure a renewal of our contract with our largest customer, which would be effective from June 1, 2025 through May 31, 2030, but such renewal remains subject to final customer approval.

At March 31, 2025, we had $2.1 million in cash and cash equivalents, working capital deficit of $1.3 million, of which the largest liabilities include $2.9 million in deferred revenues and short-term debt relating to our notes payable of approximately $1.3 million due December 31, 2025. Additionally, at March 31, 2025 and December 31, 2024 we had approximately $0.9 million and $1.3 million, respectively, in unbilled accounts receivable. Due to certain customer terms regarding acceptance for certain projects, we have a number of projects where all of the document conversion work is completed, and the associated revenue has been recognized, but we are unable to invoice until the customer has received and approved the images. The balance is also affected by the timing of completion of major projects. We have initiatives in place to further improve process efficiencies and invoice more promptly. Based on our current plans and assumptions, we believe our capital resources, including our cash and cash equivalents, along with funds expected to be generated from our operations and potential financing options, will be sufficient to meet our anticipated cash flow needs for at least the next 12 months, including to satisfy our expected working capital needs and our capital and debt service commitments over that period.

Our future cash resources and capital requirements may vary materially from those now planned. For example, from time to time we evaluate opportunities to expand our current offerings or to develop new products and services and technology or to acquire or invest in complementary businesses, which could increase our capital needs. Our ability to meet our capital needs in the short term will depend on many factors, including maintaining and enhancing our operating cash flow and successfully retaining and growing our client base in the midst of continuing uncertainty regarding inflation and economic growth, the timing of sales, the success of our new business partners expanding our product and service lines, the mix of products and services, unanticipated events over which we have no control increasing our operating costs or reducing our revenues beyond our current expectations, and other factors as discussed in this Quarterly Report.

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

Indebtedness

As of March 31, 2025, our outstanding long-term indebtedness consisted of the 2022 Notes issued to accredited investors on April 1, 2022, with an aggregate outstanding principal balance of $1,339,500 and accrued interest of $0.

See Note 6 and Note 7 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report for further information on the 2022 Notes.

Capital Expenditures

There were no material commitments for capital expenditures at March 31, 2025.

Cash Provided by and Used in Operating Activities

Net cash used in operating activities during the first quarter 2025 was $110,353, primarily attributable to the net income adjusted for non-cash expenses of $839,743, an increase in operating assets of $44,905 and a decrease in operating liabilities of $177,626. Net cash provided by operating activities during the first quarter 2024 was $611,766, primarily attributable to the net income adjusted for non-cash expenses of $770,617, an increase in operating assets of $40,447 and an increase in operating liabilities of $56,310.

Cash Used in Investing Activities

Net cash used in investing activities in the first quarter 2025 was $223,934, including $102,854 related to capitalized internal use software. Net cash used in investing activities in the first quarter 2024 was $127,932, including $109,621 related to capitalized internal use software.

Cash Used in Financing Activities

Net cash used in financing activities during 2025 amounted to $16,694 in the principal portion of a finance lease liability and $12 related to the exercise of stock warrants. Net cash used in financing activities during 2024 amounted to $500,000 in repayment of notes payable, and $14,138 in the principal portion of finance lease liabilities.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. We monitor and analyze these items for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. The actual results experienced by us may differ materially from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

Our critical accounting policies and estimates are set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There were no material changes to our critical accounting policies and estimates during the first quarter 2025.

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

Based on this evaluation, we concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Our business and operating results are subject to many risks, uncertainties and other factors. If any of these risks were to occur, our business, affairs, assets, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. There have been no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

During the first fiscal quarter Ended March 31, 2025, no Section 16 director or officer adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified, or terminated during the fiscal quarter Ended March 31, 2025, by our directors and Section 16 officers.

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

INTELLINETICS, INC.

Dated:	May 13, 2025

By:	/s/ James F. DeSocio
James F. DeSocio
President and Chief Executive Officer

Dated: May 13, 2025

By:	/s/ Joseph D. Spain
Joseph D. Spain
Chief Financial Officer

