Form 10-Q
period 2025-06-30
INTELLINETICS, INC.
filed 2025-08-13
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

As of August 11, 2025, there were 4,479,123 shares of the issuer’s common stock outstanding, each with a par value of $0.001 per share.

INTELLINETICS, INC.

Form 10-Q

June 30, 2025

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2025	2024

ASSETS
Current assets:
Cash	$2,071,475	$2,489,236
Accounts receivable, net	771,802	1,111,504
Accounts receivable, unbilled	1,091,894	1,296,524
Parts and supplies, net	164,561	100,561
Prepaid expenses and other current assets	502,994	476,731
Total current assets	4,602,726	5,474,556

Property and equipment, net	1,195,766	1,093,867
Right of use assets, operating	1,539,922	1,894,866
Right of use assets, finance	201,369	237,741
Intangible assets, net	3,148,242	3,399,029
Goodwill	5,789,821	5,789,821
Other assets	680,539	685,076
Total assets	$17,158,385	$18,574,956

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$564,394	$310,623
Accrued compensation	364,281	493,700
Accrued expenses	218,144	172,421
Lease liabilities, operating - current	865,916	842,468
Lease liabilities, finance - current	72,688	69,261
Deferred revenues	2,593,372	3,411,852
Notes payable - current	-	781,936
Notes payable - related party - current	-	515,512
Total current liabilities	4,678,795	6,597,773

Long-term liabilities:
Lease liabilities, operating - net of current portion	769,116	1,161,404
Lease liabilities, finance - net of current portion	146,802	184,024
Total long-term liabilities	915,918	1,345,428
Total liabilities	5,594,713	7,943,201

Stockholders’ equity:

Common stock, $0.001 par value, 25,000,000 shares authorized; 4,473,130 and 4,249,735 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	4,473	4,250
Additional paid-in capital	34,495,592	32,268,743
Accumulated deficit	(22,936,393)	(21,641,238)
Total stockholders’ equity	11,563,672	10,631,755
Total liabilities and stockholders’ equity	$17,158,385	$18,574,956

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Revenues:
Software as a service	$1,577,104	$1,400,591	$3,119,273	$2,805,744
Software maintenance services	330,459	353,966	665,650	711,949
Professional services	1,899,619	2,677,291	4,057,934	5,162,748
Storage and retrieval services	203,631	209,745	415,301	468,236
Total revenues	4,010,813	4,641,593	8,258,158	9,148,677

Cost of revenues:
Software as a service	247,051	217,586	462,180	433,578
Software maintenance services	12,978	13,364	29,343	29,074
Professional services	964,448	1,345,666	2,004,454	2,634,794
Storage and retrieval services	59,779	61,998	166,424	148,608
Total cost of revenues	1,284,256	1,638,614	2,662,401	3,246,054

Gross profit	2,726,557	3,002,979	5,595,757	5,902,623

Operating expenses:
General and administrative	2,272,221	2,025,796	4,704,255	4,154,289
Sales and marketing	655,372	530,439	1,469,412	1,072,060
Depreciation and amortization	307,442	274,638	615,127	538,648

Total operating expenses	3,235,035	2,830,873	6,788,794	5,764,997

(Loss) income from operations	(508,478)	172,106	(1,193,037)	137,626

Interest expense, net	(59,112)	(97,056)	(102,118)	(237,290)

Net (loss) income	$(567,590)	$75,050	$(1,295,155)	$(99,664)

Basic net (loss) income per share:	$(0.13)	$0.02	$(0.31)	$(0.02)
Diluted net (loss) income per share:	$(0.13)	$0.02	$(0.31)	$(0.02)

Weighted average number of common shares outstanding - basic	4,251,689	4,229,518	4,213,389	4,171,570
Weighted average number of common shares outstanding - diluted	4,251,689	4,722,063	4,213,389	4,171,570

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2024	4,113,621	$4,114	$31,285,462	$(21,269,737)	$10,019,839

Stock compensation - stock options	-	-	115,456	-	115,456

Stock compensation - restricted shares	117,185	117	135,900	-	136,017

Net income	-	-	-	75,050	75,050

Balance, June 30, 2024	4,230,806	$4,231	$31,536,818	$(21,194,687)	$10,346,362

Balance, March 31, 2025	4,260,929	$4,261	$32,722,183	$(22,368,803)	$10,357,641

Stock compensation - stock options	-	-	272,151	-	272,151

Stock option exercise	18,727	18	(20,203)	-	(20,185)

Stock compensation - restricted shares	53,529	54	(23,411)	-	(23,357)

Equity issuance, net of costs of $171,945	139,945	140	1,544,872	-	1,545,012

Net loss	-	-	-	(567,590)	(567,590)

Balance, June 30, 2025	4,473,130	$4,473	$34,495,592	$(22,936,393)	$11,563,672

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2023	4,113,621	$4,114	$30,841,630	$(21,095,023)	$9,750,721

Stock compensation - stock options	-	-	230,912	-	230,912

Stock compensation - restricted shares	117,185	117	464,276	-	464,393

Net loss	-	-	-	(99,664)	(99,664)

Balance, June 30, 2024	4,230,806	$4,231	$31,536,818	$(21,194,687)	$10,346,362

Balance, December 31, 2024	4,249,735	$4,250	$32,268,743	$(21,641,238)	$10,631,755

Stock compensation - stock options	-	-	378,052	-	378,052

Stock option exercise	20,380	20	(20,205)	-	(20,185)

Stock compensation - restricted shares	53,529	54	324,151	-	324,205

Warrant exercise	9,541	9	(21)	-	(12)

Equity issuance, net of costs of $171,945	139,945	140	1,544,872	-	1,545,012

Net loss	-	-	-	(1,295,155)	(1,295,155)

Balance, June 30, 2025	4,473,130	$4,473	$34,495,592	$(22,936,393)	$11,563,672

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(1,295,155)	$(99,664)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	615,127	538,648
Bad debt expense (recovery)	29,126	(143)
Loss on disposal of fixed assets	10,202	547
Amortization of deferred financing costs	42,052	94,531
Amortization of right of use assets, financing	36,372	34,954
Share-based compensation	965,471	764,831
Changes in operating assets and liabilities:
Accounts receivable	310,576	401,330
Accounts receivable, unbilled	204,630	(162,476)
Parts and supplies	(64,000)	16,346
Prepaid expenses and other current assets	(26,263)	31,049
Accounts payable and accrued expenses	116,759	345,041
Operating lease assets and liabilities, net	(13,896)	(3,990)
Deferred revenues	(818,480)	(172,623)
Total adjustments	1,407,676	1,888,045
Net cash provided by operating activities	112,521	1,788,381

Cash flows from investing activities:
Capitalization of internal use software	(209,171)	(198,051)
Purchases of property and equipment	(262,733)	(200,715)
Net cash used in investing activities	(471,904)	(398,766)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,716,957	-
Costs paid for issuance of common stock	(118,629)	-
Principal payments on financing lease liability	(33,795)	(29,668)
Payments to taxing authorities in connection with shares directly withheld from employees	(283,399)	(69,526)
Exercise of stock warrants	(12)	-
Repayment of notes payable	(807,331)	(825,000)
Repayment of notes payable - related parties	(532,169)	-
Net cash used in financing activities	(58,378)	(924,194)

Net (decrease) increase in cash	(417,761)	465,421
Cash - beginning of period	2,489,236	1,215,248
Cash - end of period	$2,071,475	$1,680,669

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$74,425	$160,813
Cash paid during the period for income taxes	$18,849	$12,999

Supplemental disclosure of non-cash financing activities:
Right-of-use asset obtained in exchange for operating lease liability	$43,430	$-
Right-of-use asset obtained in exchange for finance lease liability	$-	$89,289

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

Our digital transformation products and services are provided through two reporting segments: Document Management and Document Conversion. Our Document Management segment, consists primarily of solutions involving our software platform, allowing customers to capture and manage their documents across operations such as scanned hard-copy documents and digital documents including those from Microsoft Office 365, digital images, audio, video and emails. Our Document Conversion segment, which includes and primarily consists of the Graphic Sciences acquisition, provides assistance to customers as a part of their overall document strategy to convert documents from one medium to another, predominantly paper to digital, including migration to our software solutions, as well as long-term storage and retrieval services. Our solutions create value for customers by making it easy to connect business-critical documents to the people who need them by making those documents easy to find and access, while also being secure and compliant with the customers’ audit requirements. Solutions are sold both directly to end-users and through resellers.

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

During the reporting period, the estimate of credit losses may change due to several factors including payment patterns of customers, changes in customer creditworthiness, and broader economic conditions. Such changes are captured in the financial statements to ensure they accurately reflect the company’s assessment of credit risk and expected losses at the end of each reporting period. Credit losses have been within management’s expectations. At June 30, 2025 and December 31, 2024, our allowance for credit losses was $71,517 and $55,907, respectively.

Changes in the allowance for credit losses for the periods ended June 30, 2025 and 2024 were as follows:

Trade Receivables
As of December 31, 2024	$(55,907)
(Provisions) Reductions charged to operating results	(44,189)
Account write-offs	15,063
As of March 31, 2025	$(85,033)
(Provisions) Reductions charged to operating results	11,223
Account write-offs	2,293
As of June 30, 2025	$(71,517)

Trade Receivables
As of December 31, 2023	$(124,103)
(Provisions) Reductions charged to operating results	14,588
As of March 31, 2024	$(109,515)
(Provisions) Reductions charged to operating results	(10,850)
As of June 30, 2024	$(120,365)

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

Contract balances

The following table present changes in our contract assets during the six months ended June 30, 2025 and 2024:

	Balance at Beginning of Period	Billings	Payments Received	Balance at End of Period
Six months ended June 30, 2025
Accounts receivable	$1,111,504	$7,720,473	$(8,060,175)	$771,802

Six months ended June 30, 2024
Accounts receivable	$1,850,375	$8,889,383	$(9,290,570)	$1,449,188

	Balance at Beginning of Period	Revenue Recognized in Advance of Billings	Billings	Balance at End of Period
Six months ended June 30, 2025
Accounts receivable, unbilled	$1,296,524	$2,245,372	$(2,450,002)	$1,091,894

Six months ended June 30, 2024
Accounts receivable, unbilled	$1,320,837	$2,972,740	$(2,810,264)	$1,483,313

Deferred contract costs

Sales commissions earned by our sales force on new business is considered an incremental and recoverable cost of obtaining a contract with a customer. Sales commissions for new contracts and incremental sales to existing customers are deferred and then amortized on a straight-line basis over an estimated period of benefit of two years. This period of benefit was determined by taking into consideration term lengths of customer contracts, renewals, changes and enhancements in course offerings, and other factors. As of June 30, 2025 and December 31, 2024, deferred contract costs were $144,113 and $139,696, respectively, and are included in prepaid expenses and other current assets on our condensed consolidated balance sheets.

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

Remaining performance obligations represent the transaction price from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 98% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. As of June 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations for software as a service and software maintenance contracts with a duration greater than one year was $61,472. As of December 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations for software as a service and software maintenance contracts with a duration greater than one year was $44,971. This does not include revenue related to performance obligations that are part of a contract whose original expected duration is one year or less.

The following table presents changes in our contract liabilities during the six months ended June 30, 2025 and 2024:

	Balance at			Balance at
	Beginning		Recognized	End of
	of Period	Billings	Revenue	Period
Six months ended June 30, 2025
Contract liabilities: Deferred revenue	$3,411,852	$2,989,657	$(3,808,137)	$2,593,372

Six months ended June 30, 2024
Contract liabilities: Deferred revenue	$2,927,808	$3,953,386	$(4,126,009)	$2,755,185

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

In accordance with ASC 350-40, “Internal-Use Software,” we capitalize purchase and implementation costs of internal use software. Once an application has reached development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable that the expenditure will result in additional functionality. Such costs in the amount of $106,317 and $209,171 were capitalized during the three and six months ended June 30, 2025. Such costs in the amount of $88,430 and $198,051 were capitalized during the three and six months ended June 30, 2024.

Capitalized costs are stated at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the related assets on a straight-line basis, which is three years. At June 30, 2025 and December 31, 2024, our condensed consolidated balance sheets included $665,755 and $670,292, respectively, in other long-term assets.

For the three and six months ended June 30, 2025 and 2024, our expensed software development costs were $184,385 and $359,517, respectively, and $170,822 and $330,553, respectively.

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

Advertising

We expense the cost of advertising as incurred. Advertising expense for the three and six months ended June 30, 2025 and 2024 amounted to $23,606 and $53,085, respectively, and $9,426 and $15,403, respectively.

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

For the first quarter 2024, certain options and warrants were in-the-money and others were not. For other periods presented, the six months ended June 30, 2024 and the three and six months ended 2025, we have reported a net loss, therefore, the numerator and the denominator used in computing both basic and diluted net loss per share are the same for those net loss periods as to include dilutive shares would have an anti-dilutive effect.

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

As of June 30, 2025 and December 31, 2024, we had federal net operating loss carry forwards, which can be utilized to offset future federal income tax of approximately $16.6 million and $15.2 million, respectively. Section 382 of the Internal Revenue Code limits the utilization of net operating losses during certain ownership changes. We have performed an analysis of our ownership changes and have determined that approximately $7.2 million of our net operating losses are subject to an annual limitation. We do not expect that Section 382 will limit the utilization of the net operating loss carry forwards in 2025. A portion of the federal and state net operating loss carry forwards expire at various dates through 2037, and a portion of the net operating loss carry forwards have an indefinite carry forward period. We recorded a valuation allowance against all of our deferred tax assets as of both June 30, 2025 and December 31, 2024. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

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

Information by operating segment is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Revenues
Document Management	$2,000,526	$1,859,088	$3,961,838	$3,679,508
Document Conversion	2,010,287	2,782,505	4,296,320	5,469,169
Total revenues	$4,010,813	$4,641,593	$8,258,158	$9,148,677

Cost of revenues
Document Management	$288,849	$240,151	$547,094	$504,078
Document Conversion	995,407	1,398,463	2,115,307	2,741,976
Total cost of revenues	$1,284,256	$1,638,614	$2,662,401	$3,246,054

Gross profit
Document Management	$1,711,677	$1,618,537	$3,414,744	$3,175,430
Document Conversion	1,014,880	1,384,442	2,181,013	2,727,193
Total gross profit	$2,726,557	$3,002,979	$5,595,757	$5,902,623

Capital additions, net
Document Management	$124,638	$104,421	$234,020	$215,040
Document Conversion	123,332	166,413	237,884	183,726
Total capital additions, net	$247,970	$270,834	$471,904	$398,766

	June 30, 2025	December 31, 2024
Goodwill
Document Management	$3,989,645	$3,989,645
Document Conversion	1,800,176	1,800,176
Total goodwill	$5,789,821	$5,789,821

	June 30, 2025	December 31, 2024
Total assets
Document Management	$8,746,641	$9,641,347
Document Conversion	8,411,744	8,933,609
Total assets	$17,158,385	$18,574,956

Statement of Cash Flows

For purposes of reporting cash flows, cash includes cash on hand and demand deposits held by banks.

Reclassifications

Certain amounts reported in prior filings of the condensed consolidated financial statements have been reclassified to conform to current presentation.

4. Intangible Assets, Net

At June 30, 2025, intangible assets consisted of the following:

	Estimated		Accumulated
	Useful Life	Costs	Amortization	Net
Trade names	10 years	$297,000	$(121,317)	$175,683
Proprietary technology	10 years	861,000	(279,825)	581,175
Customer relationships	5-15 years	4,091,000	(1,699,616)	2,391,384
		$5,249,000	$(2,100,758)	$3,148,242

At December 31, 2024, intangible assets consisted of the following:

	Estimated		Accumulated
	Useful Life	Costs	Amortization	Net
Trade names	10 years	$297,000	$(106,467)	$190,533
Proprietary technology	10 years	861,000	(236,775)	624,225
Customer relationships	5-15 years	4,091,000	(1,506,729)	2,584,271
		$5,249,000	$(1,849,971)	$3,399,029

Amortization expense for the three and six months ended June 30, 2025 and June 30, 2024, amounted to $123,210 and $250,787, respectively, and $127,578 and $255,155, respectively. The following table represents future amortization expense for intangible assets subject to amortization.

For the Twelve Months Ending June 30,	Amount
2026	$431,441
2027	326,108
2028	319,316
2029	305,733
2030	301,766
Thereafter	1,463,878
$3,148,242

5. Property and Equipment

Property and equipment are comprised of the following:

	June 30, 2025	December 31, 2024
Computer hardware and purchased software	$2,119,555	$1,867,024
Leasehold improvements	395,919	395,919
Furniture and fixtures	324,296	324,296
	2,839,770	2,587,239
Less: accumulated depreciation	(1,644,004)	(1,493,372)
Property and equipment, net	$1,195,766	$1,093,867

Total depreciation expense on our property and equipment for the three and six months ended June 30, 2025 and 2024 amounted to $74,317 and $150,632, respectively, and $63,321 and $125,149, respectively.

6. Notes Payable – Unrelated Parties

Summary of Notes Payable to Unrelated Parties

The entire outstanding balance of the Notes Payable to Unrelated Parties was prepaid in full on June 18, 2025. The tables below summarize all notes payable at June 30, 2025 and December 31, 2024, respectively, with the exception of related party notes disclosed in Note 7 “Notes Payable - Related Parties.”

	June 30, 2025	December 31, 2024
Notes payable – “2022 Unrelated Notes”	$-	$807,331
Less unamortized debt issuance costs	-	(25,395)
Less current portion	-	(781,936)
Long-term portion of notes payable	$-	$-

As of both June 30, 2025 and December 31, 2024, accrued interest for these notes payable with the exception of the related party notes in Note 7, “Notes Payable - Related Parties,” was $0. As of December 31, 2024, unamortized deferred financing costs and unamortized debt discount were reflected within short term liabilities on the condensed consolidated balance sheets, netted with the corresponding notes payable balance.

With respect to all notes outstanding (other than the notes to related parties), interest expense, including the amortization of debt issuance costs and debt discount, for the three and six months ended June 30, 2025 and 2024 was $39,683 and $70,252, respectively, and $83,159 and $207,884, respectively.

7. Notes Payable - Related Parties

Summary of Notes Payable to Related Parties

The entire outstanding balance of the Notes Payable to Related Parties was prepaid in full on June 18, 2025. The tables below summarize all notes payable to related parties at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Notes payable – “2022 Related Notes”	$-	$532,169
Less unamortized debt issuance costs	-	(16,657)
Less current portion	-	(515,512)
Long-term portion of notes payable	$-	$-

As of both June 30, 2025 and December 31, 2024, accrued interest for these notes payable – related parties was $0. As of December 31, 2024, unamortized deferred financing costs and unamortized debt discount were reflected within short term liabilities on the condensed consolidated balance sheets, netted with the corresponding notes payable balance.

With respect to all notes payable – related parties outstanding, interest expense, including the amortization of debt issuance costs, for the three and six months ended June 30, 2025 and 2024 was $26,096 and $46,225, and $22,656 and $47,461, respectively.

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

9. Stockholders’ Equity

Common Stock

As of June 30, 2025, 4,473,130 shares of common stock were issued and outstanding, 241,260 shares of common stock were reserved for issuance upon the exercise of outstanding warrants, 478,488 shares of common stock were reserved for issuance under our 2015 Equity Incentive Plan, as amended (the “2015 Plan”) and our 2024 Equity Incentive Plan, as amended (the “2024 Plan”), and 104,136 shares were reserved for issuance under our 2023 Non-Employee Director Compensation Plan.

We maintain an effective registration statement (the “Registration Statement”) covering up to $12.9 million of common stock, warrants, and units. The Registration Statement includes a prospectus covering the offer, issuance and sale of up to $10.0 million in our common stock from time to time in “at-the-market offerings” pursuant to an At the Market Agreement (the “ATM Program”) with Lucid Capital Markets, LLC (“Lucid”) as our sales agent. As of June 30, 2025, we have sold 139,945 shares of our common stock pursuant to the ATM Program during the six months ended June 30, 2025, and received aggregate net proceeds totaling $1,545,012. Additionally, we have sold 5,993 shares of our common stock pursuant to the ATM Program from the period of July 1, 2025 through August 13, 2025, and received aggregate net proceeds totaling $77,774. As of August 13, 2025, approximately $8.2 million remained available under the ATM Program.

The following table describes the shares and warrants issued as part of our 2022 private placement:

Issuance of Common Stock	Issue Date	Shares Issued	Price per share	Warrants Issued	Warrant Exercise Price	Warrant Fair Value
Private Placement 2022	April 1, 2022	1,242,588	$4.62	124,258	$4.62	$3.91

Amortization of the debt issuance costs for the Private Placement 2022 offering was recorded at $31,539 and $42,052 for the three and six months ended June 30, 2025, and at $33,936 and $94,531 for the three and six months ended June 30, 2024.

Warrants

The following sets forth the warrants to purchase our common stock that were outstanding as of June 30, 2025:

Warrants Outstanding	Warrant Exercise Price	Warranty Expiry
109,560	$4.62	March 30, 2027 (1)
95,500	$4.00	March 30, 2027 (1)
16,000	$9.00	March 30, 2027 (1)
17,200	$12.50	March 30, 2027 (1)
3,000	$15.00	March 30, 2027 (2)

(1)	Issued to the placement agent in connection with private placements of our convertible promissory notes.

(2)	Issued to certain 5% stockholders.

A summary of warrant activity during the six months ended June, 2025 and 2024 is as follows:

Warrants
Outstanding at January 1, 2025	255,958
Exercised	(14,698)
Outstanding and Exercisable at March 31, 2025	241,260
Exercised	-
Outstanding and Exercisable at June 30, 2025	241,260

10. Stock-Based Compensation

From time to time, we issue stock options and restricted stock as compensation for services rendered by our directors and employees.

Restricted Stock

On March 28, 2025, we granted 73,000 shares of restricted common stock to certain employees. The grants of restricted common stock were made in accordance with the 2015 Plan and 2024 Plan and were subject to vesting, as follows: 24,327 shares vested on March 28, 2025; 24,327 shares vest on March 28, 2026, and 24,346 shares vest on March 28, 2027. As of March 28, 2025, 6,872 shares, representing an amount of $83,299, were surrendered to the Company by grant recipients in satisfaction of tax withholding obligations, and subsequently cancelled.

On March 19, 2024, we granted 127,500 shares of restricted common stock to certain employees. The grants of restricted common stock were made in accordance with the 2015 Plan and were subject to vesting, as follows: 42,495 shares vested on March 19, 2024; 42,495 shares vest on April 2, 2025, and 42,510 shares vest on April 2, 2026. As of April 2, 2025, 12,599 shares, representing an amount of $179,925, were surrendered to the Company by grant recipients in satisfaction of tax withholding obligations, and subsequently cancelled. As of April 2, 2024, 10,315 shares, representing an amount of $69,526 were surrendered to the Company by grant recipients in satisfaction of tax withholding obligations, and subsequently cancelled.

Stock compensation is being recognized over the vesting period. For the three and six months ended June 30, 2025, $156,558 and $587,419, respectively, was recorded on the issuance of the common stock. For the three and six months ended June 30, 2024, respectively, $136,018 and $533,919 was recorded on the issuance of the common stock.

Stock Options

On June 21, 2025, we granted non-employee directors stock options to purchase 27,000 shares at an exercise price of $12.88 per share under the 2023 Non-Employee Director Compensation Plan. The options fully vested upon grant. The total fair value of $246,282 for these stock options was recognized as expense upon grant. We did not make any stock option grants during the six months ended June 30, 2024.

The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2025 was $9.12. The assumptions that were used in calculating such values, were based on estimates at the grant date in the table as follows:

Grant Date June 21, 2025
Risk-free interest rate	3.96%
Expected term	5 years
Expected volatility	88.39%
Expected dividend yield	0.00%

A summary of stock option activity during the six months ended June 30, 2025 and 2024 is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining
	Under	Exercise	Contractual
	Option	Price	Life
Outstanding at January 1, 2025	374,411	$6.22	8 years
Exercised	(37,488)	5.13
Granted	27,000	9.12
Outstanding at June 30, 2025	363,923	$6.83	7 years

Exercisable at June 30, 2025	349,423	$6.69	7 years

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining
	Under	Exercise	Contractual
	Option	Price	Life
Outstanding at January 1, 2024	357,887	$5.69	8 years
Forfeited	(4,000)	4.63
Outstanding at June 30, 2024	353,887	$5.07	7 years

Exercisable at June 30, 2024	256,138	$5.75	7 years

During the three and six months ended June 30, 2025 and 2024, stock-based compensation for options was $272,151 and $378,052, and $115,456 and $230,912, respectively.

As of June 30, 2025 and December 31, 2024, there were $85,474 and $213,247, respectively, of total unrecognized compensation costs related to stock options granted under our stock option agreements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of one year. The total fair value of stock options that vested during the six months ended June 30, 2025 and 2024 was $637,056 and $379,985, respectively.

11. Concentrations

Revenues from a limited number of customers have accounted for a substantial percentage of our total revenues. During the three months ended June 30, 2025 and 2024, our largest customer, the State of Michigan, accounted for 37% and 41%, respectively, of our total revenues. During the six months ended June 30, 2025 and 2024, our largest customer, the State of Michigan, accounted for 40% and 45%, respectively, of our total revenues.

For the three months ended June 30, 2025 and 2024, government contracts, including K-12 education, represented approximately 78% and 87%, respectively, of our net revenues. For the six months ended June 30, 2025 and 2024, government contracts, including K-12 education, represented approximately 77% and 87%, respectively, of our net revenues. A significant portion of our sales to resellers represent ultimate sales to government or K-12 education.

As of June 30, 2025 and 2024, accounts receivable concentrations from our largest customer was 48% and 62% of our gross accounts receivable, respectively.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial conditions and results of operations should be read together with our condensed consolidated financial statements and notes thereto included in Part I, Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q, and with the condensed consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods. Any forward-looking statements in this discussion and analysis should be read in conjunction with the information set forth in “Note Regarding Forward-Looking Statements” elsewhere herein. In this Quarterly Report, we sometimes refer to the three and six-month periods ended June 30, 2025 as the second quarter 2025 and the six-month period 2025 respectively, and to the three and six-month periods ended June 30, 2024 as the second quarter 2024 and the six-month period 2024.

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

Our customers use our software by one of two methods: purchasing our software and installing it onto their own equipment, which we refer to as a “premise” model, or licensing and accessing our platform via the Internet, which we refer to as a “software as a service” or “SaaS” model and also as a “cloud-based” model. Licensing of our software through our SaaS model has become increasingly popular among our customers, especially in light of the increased deployment of remote workforce policies and is a key ingredient in our revenue growth strategy. Our SaaS products are hosted with Amazon Web Services, Expedient, and Corespace, providing our customers with reliable hosting services that we believe are consistent with industry best practices in data security and performance.

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

How We Evaluate our Business Performance and Opportunities

There has been no material change during the six-month period 2025 to the major qualitative and quantitative factors we consider in the evaluation of our operating results as set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — How We Evaluate our Business Performance and Opportunities” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Executive Overview of Results

Our 2025 results reflect the impact of two unrelated factors affecting our revenue. First, our document conversion segment was negatively impacted by a temporary reduction in volume prior to our June 1, 2025 contract renewal with our largest customer. We have since taken orders to refill the backlog and expect production to resume at more historical levels. Second and to a much lesser degree, our document management segment faced longer lead times to secure orders due to economic uncertainty, primarily in our homebuilder construction and K-12 education vertical markets, hindering the growth of our software as a service solutions in those markets. Our gross margins remained stable by revenue source, increasing overall for both the second quarter 2025 and the six-month period 2025 over the respective 2024 periods primarily from a favorable mix of revenues shift.

Below are our key financial results for the second quarter 2025 (consolidated unless otherwise noted):

●	Revenues were $4,010,813, representing revenue reduction of 13.6% year over year.

●	SaaS revenues were $1,577,104, representing revenue growth of 12.6% year over year.

●	Cost of revenues was $1,284,256, a decrease of 21.6% year over year.

●	Operating expenses (excluding cost of revenues) were $3,235,035, an increase of 14.3% year over year. This amount includes incremental share-based compensation expense of $177,235 over the second quarter 2024.

●	Loss from operations was $508,478, compared to income from operations $172,106 in second quarter 2024.

●	Net loss was $567,590 with basic and diluted net loss per share of $0.13, compared to net income of $75,050 with basic and diluted net income per share of $0.02 in the second quarter 2024.

●	Operating cash generated was $276,190, compared to operating cash generated of $1,107,089 in second quarter 2024.

●	Investing activities, including both capitalization of internal use software and purchases of property and equipment, were $247,970, compared to $270,834 in second quarter 2024.

Below are our key financial results for the six-month period 2025 (consolidated unless otherwise noted):

●	Revenues were $8,258,158, representing revenue reduction of 9.7% year over year.

●	SaaS revenues were $3,119,273, representing revenue growth of 11.2% year over year.

●	Cost of revenues was $2,662,401, a decrease of 18.0% year over year.

●	Operating expenses (excluding cost of revenues) were $6,788,794, an increase of 17.8% year over year. This amount includes incremental share-based compensation expense of $200,641 over the six-month period 2024.

●	Loss from operations was $1,193,037, compared to income from operations of $137,626 for the six-month period 2024.

●	Net loss was $1,295,155 with basic and diluted net loss per share of $0.31, compared to net loss of $99,664 with basic and diluted net loss per share of $0.02 for the six-month period 2024.

●	Net cash provided by operating activities was $112,521, compared to net cash provided by operating activities of $1,788,381 for the six-month period 2024.

●	Investing activities, including both capitalization of internal use software and purchases of property and equipment, were $471,904, compared to $398,766 for the six-month period 2024.

●	As of June 30, 2025, we had 164 employees, including 21 part-time employees, compared to 189 employees, including 38 part-time employees, as of June 30, 2024.

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

Volatility from increased trade protectionism is likely to have a minimal direct impact on us because we consume relatively little in raw materials. However, we have customers in industries that may be affected, such as homebuilding and construction. Additionally, the homebuilding and construction industries continue to be affected by a higher interest rate environment. Any industry-specific or macroeconomic downturn could affect our customers’ and potential customers’ budgets for technology procurement and stall our growth plans. However, absent economic disruptions, and based on the current trend of our business operations and our continued focus on strategic initiatives to grow our customer base, we believe in the strength of our brand and our focus on our strategic priorities.

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

Results of Operations

Revenues

The following table sets forth our revenues by reportable segment for the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues by segment
Document Management	$2,000,526	$1,859,088	$3,961,838	$3,679,508
Document Conversion	2,010,287	2,782,505	4,296,320	5,469,169
Total revenues	$4,010,813	$4,641,593	$8,258,158	$9,148,677

The following table sets forth our revenues by revenue source for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenues:
Software as a service	$1,577,104	$1,400,591	$3,119,273	$2,805,744
Software maintenance services	330,459	353,966	665,650	711,949
Professional services	1,899,619	2,677,291	4,057,934	5,162,748
Storage and retrieval services	203,631	209,745	415,301	468,236
Total revenues	$4,010,813	$4,641,593	$8,258,158	$9,148,677

The following table sets forth our revenues by revenue source and segment for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Document management segment revenues:
Software as a service	$1,577,104	$1,400,591	$3,119,273	$2,805,744
Software maintenance services	330,459	353,966	665,650	711,949
Professional services	92,963	104,531	176,915	161,815
Total document management segment revenues	$2,000,526	$1,859,088	$3,961,838	$3,679,508

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Document conversion segment revenues:
Professional services	$1,806,656	$2,572,760	$3,881,019	$5,000,933
Storage and retrieval services	203,631	209,745	415,301	468,236
Total document conversion segment revenues	$2,010,287	$2,782,505	$4,296,320	$5,469,169

Revenues were down for the second quarter and six-month period 2025 by $630,780, or 13.6%, and $890,519, or 9.7%, respectively, primarily driven by a reduction in professional services in our document conversion segment. Professional services were negatively impacted by a temporary reduction in volume prior to our June 1, 2025 contract renewal with our largest customer. This reduction more than offset our SaaS growth.

Software as a Service Revenues

We provide access to our software solutions as a service, accessible through the internet. Our customers typically enter into our software as a service agreement for periods of one year or more. Under these agreements, we generally provide access to the applicable software, data storage and related customer assistance and support. Revenues from the sale of software as a service, which are reported as part of our Document Management segment increased by $176,513, or 12.6%, in the second quarter 2025 compared to the second quarter 2024 and increased by $313,529, or 11.2% in the six-month period 2025 compared to the six-month period 2024. This increase was primarily the result of new payables automation customers.

Professional Services Revenues

Professional services revenues primarily consist of revenues from document scanning and conversion services, plus consulting, discovery, training, and advisory services to assist customers with document management needs. These revenues include arrangements that do not involve the sale of software. Of our professional services revenues during the second quarter 2025 and six-month period 2025, $1,806,656 and $3,881,019, respectively, were derived from our Document Conversion operations and $92,963 and $176,915, respectively, were derived from our Document Management operations. Our overall professional services revenues decreased by $777,672, or 29.0%, in the second quarter 2025 compared to the second quarter 2024 and decreased by $1,104,814, or 21.4%, in the six-month period 2025 compared to the six-month period 2024. This decrease is the result of reduced scanning projects in our Document Conversion segment, due to timing of projects, which experienced an unusually low ebb in backlog that corresponded with the expiry of our prior contract with our largest customer, prior to the renewal on June 1, 2025. We have since taken orders to refill the backlog and expect production to resume at more historical levels.

Costs of Revenues and Gross Profits

The following table sets forth our cost of revenues by reportable segment for the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Cost of revenues by segment
Document Management	$288,849	$240,551	$547,094	$504,078
Document Conversion	995,407	1,398,063	2,115,307	2,741,976
Total cost of revenues	$1,284,256	$1,638,614	$2,662,401	$3,246,054

The following table sets forth our cost of revenues, by revenue source, for the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2025	2024	2025	2024

Cost of revenues:
Software as a service	$247,051	$217,586	$462,180	$433,578
Software maintenance services	12,978	13,364	29,343	29,074
Professional services	964,448	1,345,666	2,004,454	2,634,794
Storage and retrieval services	59,779	61,998	166,424	148,608
Total cost of revenues	$1,284,256	$1,638,614	$2,662,401	$3,246,054

The following table sets forth our cost of revenues, by revenue source and segment, for the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2025	2024	2025	2024

Document management segment cost of revenues:
Software as a service	$247,051	$217,586	$462,180	$433,578
Software maintenance services	12,978	13,364	29,343	29,074
Professional services	28,820	9,201	55,571	41,426
Total document management segment cost of revenues	$288,849	$240,151	$547,094	$504,078

	For the three months ended		For the six months ended
	June 30,		June 30,
	2025	2024	2025	2024

Document conversion segment cost of revenues:
Professional services	$935,628	$1,336,465	$1,948,883	$2,593,368
Storage and retrieval services	59,779	61,998	166,424	148,608
Total document conversion segment cost of revenues	$995,407	$1,398,463	$2,115,307	$2,741,976

Our total cost of revenues during the second quarter 2025 decreased by $354,358, or 21.6%, from second quarter 2024 and decreased by $583,653, or 18.0%, during the six-month period 2025 from the six-month period 2024. Our cost of revenues for our Document Management segment increased by $48,698, or 20.3%, in the second quarter 2025 compared to the second quarter 2024 and increased $43,016, or 8.5%, in the six-month period 2025 compared to the six-month period 2024 increasing in line with expectations relative to the revenue growth. Our cost of revenues for our Document Conversion segment decreased by $403,056, or 28.8%, in the second quarter 2025 compared to the second quarter 2024 and decreased by $626,669, or 22.9%, during the six-month period 2025 compared to the six-month period 2024 in proportion to the decreased work volume.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Gross profit by segment
Document Management	$1,711,677	$1,618,537	$3,414,744	$3,175,430
Document Conversion	1,014,880	1,384,442	2,181,013	2,727,193
Total gross profit	$2,726,557	$3,002,979	$5,595,757	$5,902,623

	For the three months ended		For the six months ended
	June 30,		June 30,
	2025	2024	2025	2024

Gross profit:
Software as a service	$1,330,053	$1,183,005	$2,657,093	$2,372,166
Software maintenance services	317,481	340,602	636,307	682,875
Professional services	935,171	1,331,625	2,053,480	2,527,954
Storage and retrieval services	143,852	147,747	248,877	319,628
Total gross profit	$2,726,557	$3,002,979	$5,595,757	$5,902,623

Gross profit percentage:
Software as a service	84.3%	84.5%	85.2%	84.5%
Software maintenance services	96.1%	96.2%	95.6%	95.9%
Professional services	49.2%	49.5%	50.6%	48.9%
Storage and retrieval services	70.6%	70.4%	59.9%	68.3%
Total gross profit percentage	68.0%	64.7%	67.8%	64.5%

Our overall gross profit increased to 68.0% in the second quarter 2025 from 64.7% in the second quarter 2024 and increased to 67.8% during the six-month period 2025 from 64.5% for the six-month period 2024. The mix of revenues by source contributed favorably; with more of the higher margin SaaS revenue relative to the lower margin professional services revenue compared to 2024. Within each revenue line item, margins were stable.

Cost of Software as a Service

Cost of software as a service, or SaaS, consists primarily of technical support personnel, hosting services, and related costs. Cost of software as a service during the second quarter 2025 increased by $29,465, or 13.5%, from the second quarter 2024 and increased by $28,602, or 6.6%, during the six-month period 2025 from the six-month period 2024. This increase in the cost of SaaS is in line with the revenue growth, with normal fluctuations based on support demand volumes. Gross profit in the second quarter 2025 decreased to 84.3% compared to 84.5% in the second quarter 2024 and increased to 85.2% during the six-month period 2025 compared to 84.5% during the six-month period 2024.

Cost of Professional Services

Cost of professional services consists primarily of compensation for employees performing the document conversion services, compensation of our software engineers and implementation consultants and related third-party costs. Cost of professional services during the second quarter 2025 decreased by $381,218, or 28.3%, from the second quarter 2024 and decreased in the six-month period 2025 by $630,340, or 23.9%, over the six-month period 2024. The decrease in cost of sales was in line with the decrease in revenues, driven by our Document Conversion segment. Gross margins related to consulting services in Document Management and digital transformation services in Document Conversion may vary widely, depending upon the nature of the project and the amount of labor required to complete a project, but remained stable for the periods reported. Our gross margins in professional services decreased to 49.2% in the second quarter 2025 compared to 49.5% in the second quarter 2024 and increased to 50.6% during the six-month period 2025 compared to 48.9% in the six-month period 2024.

Operating Expenses

The following table sets forth our operating expenses for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Operating expenses:
General and administrative	$2,272,221	$2,025,796	$4,704,255	$4,154,289
Sales and marketing	655,372	530,439	1,469,412	1,072,060
Depreciation and amortization	307,442	274,638	615,127	538,648

Total operating expenses	$3,235,035	$2,830,873	$6,788,794	$5,764,997

General and Administrative Expenses

General and administrative expenses during the second quarter 2025 increased by $246,425, or 12.2%, over the second quarter 2024, and increased in the six-month period 2025 by $549,966, or 13.2%, over the six-month period 2024, primarily related to incremental share-based compensation expense of $200,641 over the six-month period 2024 and investments made in order to scale, including: our expanded System and Organization Controls 2 (SOC2) process with additional monitoring and controls, expanding our development team in order to accelerate SaaS solution enhancements, and some one-time items such as recruiting fees as we expand our team.

Additionally, share-based compensation expense in total continues to be a significant portion of general and administrative expenses, amounting to $965,471 in the six-month period 2025 and $764,830 in the six-month period 2024. A portion of share-based compensation expense pertains to payments to taxing authorities in connection with shares directly withheld from employees, and is reported in our condensed consolidated statements of cash flow under cash flows from financing activities.

In total, our general and administrative expenses in our Document Management segment increased to $1,225,057 in the second quarter 2025 compared to $1,204,509 in the second quarter 2024, and increased to $2,572,778 in the six-month period 2025 compared to $2,349,541 in the six-month period 2024. In our Document Conversion segment, our general and administrative expenses increased to $1,047,164 in the second quarter 2025 compared to $821,287 in the second quarter 2024,and increased to $2,131,477 in the six-month period 2025 compared to $1,804,748 in the six-month period 2024.

Sales and Marketing Expenses

Sales and marketing expenses during the second quarter 2025 increased by $124,933, or 23.6%, from the second quarter 2024 and increased by $397,352, or 37.1%, during the six-month period 2025 over the six-month period 2024. The increases are driven by the expansion of our sales team as part of our investments intended to accelerate our sales revenues.

Depreciation and Amortization

Depreciation and amortization during the second quarter 2025 increased by $32,804, or 11.9%, over the second quarter 2024 and increased by $76,479, or 14.2%, during the six-month period 2025 over the six-month period 2024, as a result of increased amortization of capitalized software costs and depreciation on upgraded system infrastructure assets.

Other Items of Income and Expense

Interest Expense, Net

Interest expense decreased by $37,944, or 39.1%, in the second quarter 2025 as compared to the second quarter 2024, and decreased by $135,172, or 57.0% during the six-month period 2025 as compared to the six-month period 2024. The decrease resulted from reduced interest resulting from principal repayments in March, June, and August 2024 and culminating in June 2025 with full repayment of notes payable.

Liquidity and Capital Resources

We have financed our operations primarily through a combination of cash on hand, cash generated from operations, borrowings from third parties and related parties, and proceeds from public and private sales of equity. Since 2012, we have raised a net total of approximately $23.1 million in cash through issuances of equity securities and a further $5.0 million in cash through issuances of debt securities, of which all have been repaid as of June 30, 2025.

In recent years we engaged in several actions that significantly improved our liquidity and cash flows, including (i) effective June 1, 2025 through May 31, 2030, securing a renewal contract with our largest customer, (ii) on March 13, 2024, we agreed with the note holders to amend the Unrelated Notes and Related Notes to extend the maturity date to December 31, 2025, for the remaining $807,331 in 2022 Unrelated Notes and $532,169 of the 2022 Related Notes, and (iii) on May 28, 2025, we commenced an at-the-market offering, discussed below.

At June 30, 2025, we had $2.1 million in cash and cash equivalents, working capital deficit of $0.1 million, of which the largest liabilities include $2.6 million in deferred revenues. Additionally, at June 30, 2025 and December 31, 2024 we had approximately $1.1 million and $1.3 million, respectively, in unbilled accounts receivable. Due to certain customer terms regarding acceptance for certain projects, we have a number of projects where all of the document conversion work is completed, and the associated revenue has been recognized, but we are unable to invoice until the customer has received and approved the images. The balance is also affected by the timing of completion of major projects. We have initiatives in place to further improve process efficiencies and invoice more promptly. Based on our current plans and assumptions, we believe our capital resources, including our cash and cash equivalents, along with funds expected to be generated from our operations and potential financing options, will be sufficient to meet our anticipated cash flow needs for at least the next 12 months. However, our future cash resources and capital requirements may vary materially from those now planned.

At-the-Market Offering

We maintain an effective registration statement (the “Registration Statement”) covering up to $12.9 million of common stock, warrants, and units. The Registration Statement includes a prospectus covering the offer, issuance and sale of up to $10.0 million in our common stock from time to time in “at-the-market offerings” pursuant to an At the Market Agreement (the “ATM Program”) with Lucid Capital Markets, LLC (“Lucid”) as our sales agent. We have sold 139,945 and 5,993 shares of our common stock pursuant to the ATM Program during the second quarter and the period of July 1, 2025 through the filing date of this Quarterly Report, respectively, and received aggregate net proceeds totaling $174,350. As of the filing date of this Quarterly Report, 2025, approximately $8.2 million remained available under the ATM Program.

Indebtedness

On June 18, 2025, we repaid the remaining outstanding principal and interest on our 2022 Notes. See Note 6 and Note 7 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report for further information on the 2022 Notes.

Capital Expenditures

There were no material commitments for capital expenditures at June 30, 2025.

Cash Provided by Operating Activities

Net cash provided by operating activities during the six-month period 2025 was $112,521, primarily attributable to the net income adjusted for non-cash expenses of $1,698,350, a decrease in operating assets of $424,943 and a decrease in operating liabilities of $715,617. Net cash provided by operating activities during the six-month period 2024 was $1,788,381, primarily attributable to the net income adjusted for non-cash expenses of $1,433,368, a decrease in operating assets of $286,249 and an increase in operating liabilities of $168,428.

Cash Used in Investing Activities

Net cash used in investing activities in the six-month period 2025 was $471,904, including $209,171 in capitalized software. Net cash used in investing activities in the six-month period 2024 was $398,766, including $198,051 in capitalized software.

Cash Used in Financing Activities

Net cash used in financing activities during the six-month period 2025 amounted to $58,378, including $1,716,957 in gross proceeds from the issuance of common stock, offset by $118,629 in costs paid for issuance of common stock, $1,339,500 in repayment of notes payable, $283,411 related to the exercise of share-based compensation and warrants, and $33,795 in the principal portion of payments on the finance lease liabilities. Net cash used by financing activities during the six-month period 2024 amounted to $825,000 in repayment of notes payable, and $29,668 in the principal portion of payments on the finance lease liabilities.

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

Our critical accounting policies and estimates are set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There were no material changes to our critical accounting policies and estimates during the second quarter 2025.

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

Based on this evaluation, we concluded that, as of June 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

During the second fiscal quarter ended June 30, 2025, no Section 16 director or officer adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified, or terminated during the fiscal quarter ended June 30, 2025, by our directors and Section 16 officers.

ITEM 6. EXHIBITS.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Incorporation by reference
Exhibit No.	Description of Exhibit	Form	Date	Exhibit

1.1	At the Market Offering Agreement, dated May 28, 2025, by and between Intellinetics, Inc. and Lucid Capital Markets, LLC	8-K	05-28-2025	1.1

10.1	State of Michigan Enterprise Procurement Notice of Contract No. 250000000654 between the State of Michigan and Graphic Sciences, Inc., dated May 28, 2025	8-K	06-02-2025	10.1

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.).

101.SCH*	XBRL Taxonomy Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLINETICS, INC.

Dated:	August 13, 2025

By:	/s/ James F. DeSocio
James F. DeSocio
President and Chief Executive Officer

Dated:	August 13, 2025

By:	/s/ Joseph D. Spain
Joseph D. Spain
Chief Financial Officer

