Form 10-Q
period 2025-09-30
INTELLINETICS, INC.
filed 2025-11-12
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

As of November 10, 2025, there were 4,479,123 shares of the issuer’s common stock outstanding, each with a par value of $0.001 per share.

INTELLINETICS, INC.

Form 10-Q

September 30, 2025

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

Any forward-looking statements contained in this report speak only as of the date of this report, and any other forward-looking statements we make from time to time in the future speak only as of the date they are made. We undertake no duty or obligation to update or revise any forward-looking statement or to publicly disclose any update or revision for any reason, whether as a result of changes in our expectations or the underlying assumptions, the receipt of new information, the occurrence of future or unanticipated events, circumstances or conditions or otherwise

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash	$3,222,179	$2,489,236
Accounts receivable, net	951,490	1,111,504
Accounts receivable, unbilled	715,773	1,296,524
Parts and supplies, net	110,077	100,561
Prepaid expenses and other current assets	500,461	476,731
Total current assets	5,499,980	5,474,556

Property and equipment, net	1,179,365	1,093,867
Right of use assets, operating	1,601,482	1,894,866
Right of use assets, finance	183,183	237,741
Intangible assets, net	3,027,215	3,399,029
Goodwill	5,789,821	5,789,821
Other assets	708,485	685,076
Total assets	$17,989,531	$18,574,956

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$260,714	$310,623
Accrued compensation	551,393	493,700
Accrued expenses	215,638	172,421
Lease liabilities, operating - current	844,277	842,468
Lease liabilities, finance - current	70,343	69,261
Deferred revenues	3,635,648	3,411,852
Notes payable - current	-	781,936
Notes payable - related party - current	-	515,512
Total current liabilities	5,578,013	6,597,773

Long-term liabilities:
Lease liabilities, operating - net of current portion	843,250	1,161,404
Lease liabilities, finance - net of current portion	131,628	184,024
Total long-term liabilities	974,878	1,345,428
Total liabilities	6,552,891	7,943,201

Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized; 4,479,123 and 4,249,735 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	4,479	4,250
Additional paid-in capital	34,738,319	32,268,743
Accumulated deficit	(23,306,158)	(21,641,238)
Total stockholders’ equity	11,436,640	10,631,755
Total liabilities and stockholders’ equity	$17,989,531	$18,574,956

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Revenues:
Software as a service	$1,608,253	$1,403,942	$4,727,526	$4,209,686
Software maintenance services	310,144	352,066	975,794	1,064,015
Professional services	1,881,975	2,613,564	5,939,909	7,776,312
Storage and retrieval services	201,073	220,053	616,374	688,289
Total revenues	4,001,445	4,589,625	12,259,603	13,738,302

Cost of revenues:
Software as a service	242,409	228,923	704,589	662,501
Software maintenance services	13,504	13,743	42,847	42,817
Professional services	1,119,255	1,492,131	3,214,568	4,179,336
Storage and retrieval services	58,373	108,727	224,797	257,335
Total cost of revenues	1,433,541	1,843,524	4,186,801	5,141,989

Gross profit	2,567,904	2,746,101	8,072,802	8,596,313

Operating expenses:
General and administrative	2,015,713	2,054,089	6,629,109	6,155,967
Sales and marketing	615,969	702,500	2,085,381	1,774,560
Depreciation and amortization	315,446	287,723	930,573	826,371

Total operating expenses	2,947,128	3,044,312	9,645,063	8,756,898

(Loss) income from operations	(379,224)	(298,211)	(1,572,261)	(160,585)

Interest income (expense), net	9,459	(94,639)	(92,659)	(331,929)

Net loss	$(369,765)	$(392,850)	$(1,664,920)	$(492,514)

Basic net loss per share:	$(0.08)	$(0.09)	$(0.39)	$(0.12)
Diluted net loss per share:	$(0.08)	$(0.09)	$(0.39)	$(0.12)

Weighted average number of common shares outstanding - basic	4,386,943	4,230,806	4,271,877	4,191,459
Weighted average number of common shares outstanding - diluted	4,386,943	4,230,806	4,271,877	4,191,459

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2024	4,230,806	$4,231	$31,536,818	$(21,194,687)	$10,346,362

Stock compensation - stock options	-	-	354,006	-	354,006

Stock compensation - restricted shares	-	-	136,019	-	136,019

Net loss	-	-	-	(392,850)	(392,850)

Balance, September 30, 2024	4,230,806	$4,231	$32,026,843	$(21,587,537)	$10,443,537

Balance, June 30, 2025	4,473,130	$4,473	$34,495,592	$(22,936,393)	$11,563,672

Stock compensation - stock options	-	-	9,862	-	9,862

Stock compensation - restricted shares	-	-	156,558	-	156,558

Equity issue, net of issuance costs of $3,835	5,993	6	76,307	-	76,313

Net loss	-	-	-	(369,765)	(369,765)

Balance, September 30, 2025	4,479,123	$4,479	$34,738,319	$(23,306,158)	$11,436,640

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2023	4,113,621	$4,114	$30,841,630	$(21,095,023)	$9,750,721

Stock compensation - stock options	-	-	584,918	-	584,918

Stock compensation - restricted shares	117,185	117	600,295	-	600,412

Net loss	-	-	-	(492,514)	(492,514)

Balance, September 30, 2024	4,230,806	$4,231	$32,026,843	$(21,587,537)	$10,443,537

Balance, December 31, 2024	4,249,735	$4,250	$32,268,743	$(21,641,238)	$10,631,755

Stock compensation - stock options	-	-	387,914	-	387,914

Stock option exercise	20,380	20	(20,205)	-	(20,185)

Stock compensation - restricted shares	53,529	54	480,709	-	480,763

Warrant exercise	9,541	9	(21)	-	(12)

Equity issue, net of issuance costs of $175,781	145,938	146	1,621,179	-	1,621,325

Net loss	-	-	-	(1,664,920)	(1,664,920)

Balance, September 30, 2025	4,479,123	$4,479	$34,738,319	$(23,306,158)	$11,436,640

See Notes to these condensed consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(1,664,920)	$(492,514)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	930,573	826,371
Bad debt expense (recovery)	74,976	(3,780)
Loss on disposal of fixed assets	10,202	547
Amortization of deferred financing costs	42,052	142,091
Amortization of right of use assets, financing	54,558	53,140
Share-based compensation	1,131,891	1,254,856
Changes in operating assets and liabilities:
Accounts receivable	85,038	594,664
Accounts receivable, unbilled	580,751	171,600
Parts and supplies	(9,516)	21,243
Prepaid expenses and other current assets	(23,730)	(7,496)
Accounts payable and accrued expenses	51,001	628,685
Operating lease assets and liabilities, net	(22,961)	(7,765)
Deferred revenues	223,796	540,301
Total adjustments	3,128,631	4,214,457
Net cash provided by operating activities	1,463,711	3,721,943

Cash flows from investing activities:
Capitalization of internal use software	(344,075)	(302,396)
Purchases of property and equipment	(333,793)	(392,963)
Net cash used in investing activities	(677,868)	(695,359)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,797,106	-
Offering costs paid on issuance of common stock	(175,781)	-
Principal payments on financing lease liability	(51,314)	(45,577)
Payments to taxing authorities in connection with shares directly withheld from employees	(283,399)	(69,526)
Exercise of stock warrants	(12)	-
Repayment of notes payable	(807,331)	(1,307,169)
Repayment of notes payable - related parties	(532,169)	(317,831)
Net cash used in financing activities	(52,900)	(1,740,103)

Net increase in cash	732,943	1,286,481
Cash - beginning of period	2,489,236	1,215,248
Cash - end of period	$3,222,179	$2,501,729

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$74,425	$218,461
Cash paid during the period for income taxes	$19,563	$19,077

Supplemental disclosure of non-cash financing activities:
Right-of-use asset obtained in exchange for operating lease liability	$311,368	$-
Right-of-use asset obtained in exchange for finance lease liability	$-	$89,289

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

During the reporting period, the estimate of credit losses may change due to several factors including payment patterns of customers, changes in customer creditworthiness, and broader economic conditions. Such changes are captured in the financial statements to ensure they accurately reflect the company’s assessment of credit risk and expected losses at the end of each reporting period. Credit losses have been within management’s expectations. At September 30, 2025 and December 31, 2024, our allowance for credit losses was $98,071 and $55,907, respectively.

Changes in the allowance for credit losses for the periods ended September 30, 2025 and 2024 were as follows:

Trade Receivables
As of December 31, 2024	$(55,907)
(Provisions) Reductions charged to operating results	(44,189)
Account write-offs	15,063
As of March 31, 2025	(85,033)
(Provisions) Reductions charged to operating results	11,223
Account write-offs	2,293
As of June 30, 2025	(71,517)
(Provisions) Reductions charged to operating results	(42,010)
Account write-offs	15,456
As of September 30, 2025	$(98,071)

Trade Receivables
As of December 31, 2023	$(124,103)
(Provisions) Reductions charged to operating results	14,588
As of March 31, 2024	(109,515)
(Provisions) Reductions charged to operating results	(10,850)
As of June 30, 2024	(120,365)
(Provisions) Reductions charged to operating results	3,637
As of September 30, 2024	$(116,728)

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

Contract balances

The following tables present changes in our contract assets during the nine months ended September 30, 2025 and 2024:

	Balance at			Balance at
	Beginning		Payments	End of
	of Period	Billings	Received	Period
Nine months ended September 30, 2025
Accounts receivable	$1,111,504	$13,077,000	$(13,237,014)	$951,490

Nine months ended September 30, 2024
Accounts receivable	$1,850,375	$14,580,399	$(15,171,283)	$1,259,491

	Balance at Beginning of Period	Revenue Recognized in Advance of Billings	Billings	Balance at End of Period
Nine months ended September 30, 2025
Accounts receivable, unbilled	$1,296,524	$3,502,308	$(4,083,059)	$715,773

Nine months ended September 30, 2024
Accounts receivable, unbilled	$1,320,837	$4,523,087	$(4,694,687)	$1,149,237

Deferred contract costs

Sales commissions earned by our sales force on new business is considered an incremental and recoverable cost of obtaining a contract with a customer. Sales commissions for new contracts and incremental sales to existing customers are deferred and then amortized on a straight-line basis over an estimated period of benefit of two years. This period of benefit was determined by taking into consideration term lengths of customer contracts, renewals, changes and enhancements in course offerings, and other factors. As of September 30, 2025 and December 31, 2024, deferred contract costs were $124,183 and $139,696, respectively, and are included in prepaid expenses and other current assets on our condensed consolidated balance sheets.

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

Remaining performance obligations represent the transaction price from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 98% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. As of September 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations for software as a service and software maintenance contracts with a duration greater than one year was $59,701. As of December 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations for software as a service and software maintenance contracts with a duration greater than one year was $44,971. This does not include revenue related to performance obligations that are part of a contract whose original expected duration is one year or less.

The following table presents changes in our contract liabilities during the nine months ended September 30, 2025 and 2024:

	Balance at			Balance at
	Beginning		Recognized	End of
	of Period	Billings	Revenue	Period
Nine months ended September 30, 2025
Contract liabilities: Deferred revenue	$3,411,852	$5,961,069	$(5,737,273)	$3,635,648

Nine months ended September 30, 2024
Contract liabilities: Deferred revenue	$2,927,808	$6,185,445	$(5,645,144)	$3,468,109

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

In accordance with ASC 350-40, “Internal-Use Software,” we capitalize purchase and implementation costs of internal use software. Once an application has reached development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable that the expenditure will result in additional functionality. Such costs in the amount of $134,905 and $344,075 were capitalized during the three and nine months ended September 30, 2025. Such costs in the amount of $104,345 and $302,396 were capitalized during the three and nine months ended September 30, 2024.

Capitalized costs are stated at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the related assets on a straight-line basis, which is three years. At September 30, 2025 and December 31, 2024, our condensed consolidated balance sheets included $693,701 and $670,292, respectively, in other long-term assets.

For the three and nine months ended September 30, 2025 and 2024, our expensed software development costs were $188,694 and $548,211, respectively, and $179,813 and $510,366, respectively.

Recently Issued Accounting Pronouncements Not Yet Effective

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which amends the guidance in ASC 740, Income Taxes. The ASU is intended to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for us for the period ending December 31, 2025. We do not expect a material impact upon adoption.

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40), which updates its internal-use software guidance. The ASU is intended to introduce targeted improvements to enhance clarity, reduce compliance burdens, and align financial reporting with modern software development practices. The guidance does not apply to software developed for sale, lease, or external marketing. ASU 2025-06 is effective for us for the period ending March 31, 2028. We are currently evaluating the impact of this ASU but do not expect a material impact upon adoption.

There are no other accounting standards that have been issued but not yet adopted that we believe could have a material impact on our consolidated financial statements.

Advertising

We expense the cost of advertising as incurred. Advertising expense for the three and nine months ended September 30, 2025 and 2024 amounted to $21,069 and $74,154, respectively, and $17,019 and $32,422, respectively.

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

For the periods presented, certain options and warrants were in-the-money and others were not. For all periods presented, we have reported a net loss, therefore, the numerator and the denominator used in computing both basic and diluted net loss per share are the same, as to include dilutive shares would have an anti-dilutive effect.

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

Deferred income taxes are recognized for the tax consequences or benefits in future years of temporary differences between the financial reporting and tax basis of assets and liabilities as of each period-end based on enacted tax laws and statutory rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

As of September 30, 2025 and December 31, 2024, we had federal net operating loss carry forwards, which can be utilized to offset future federal income tax of approximately $17.3 million and $15.2 million, respectively. Section 382 of the Internal Revenue Code limits the utilization of net operating losses during certain ownership changes. We have performed an analysis of our ownership changes and have determined that approximately $7.1 million of our net operating losses are subject to an annual limitation. We do not expect that Section 382 will limit the utilization of the net operating loss carry forwards in 2025. A portion of the federal and state net operating loss carry forwards expire at various dates through 2037, and a portion of the net operating loss carry forwards have an indefinite carry forward period. We recorded a valuation allowance against all of our deferred tax assets as of both September 30, 2025 and December 31, 2024. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

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

Information by operating segment is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Revenues
Document Management	$2,017,087	$1,913,116	$5,978,925	$5,592,624
Document Conversion	1,984,358	2,676,509	6,280,678	8,145,678
Total revenues	$4,001,445	$4,589,625	$12,259,603	$13,738,302

Cost of revenues
Document Management	$271,576	$267,761	$818,670	$771,839
Document Conversion	1,161,965	1,575,763	3,368,131	4,370,150
Total cost of revenues	$1,433,541	$1,843,524	$4,186,801	$5,141,989

Gross profit
Document Management	$1,745,511	$1,645,355	$5,160,255	$4,820,785
Document Conversion	822,393	1,100,746	2,912,547	3,775,528
Total gross profit	$2,567,904	$2,746,101	$8,072,802	$8,596,313

Capital additions, net
Document Management	$141,991	$276,419	$376,011	$491,459
Document Conversion	63,973	20,174	301,857	203,900
Total capital additions, net	$205,964	$296,593	$677,868	$695,359

	September 30, 2025	December 31, 2024
Goodwill
Document Management	$3,989,645	$3,989,645
Document Conversion	1,800,176	1,800,176
Total goodwill	$5,789,821	$5,789,821

	September 30, 2025	December 31, 2024
Total assets
Document Management	$9,807,515	$9,641,347
Document Conversion	8,182,016	8,933,609
Total assets	$17,989,531	$18,574,956

Statement of Cash Flows

For purposes of reporting cash flows, cash includes cash on hand and demand deposits held by banks.

Reclassifications

Certain amounts reported in prior filings of the consolidated financial statements have been reclassified to conform to current presentation.

4. Intangible Assets

At September 30, 2025, intangible assets consisted of the following:

	Estimated		Accumulated
	Useful Life	Costs	Amortization	Net
Trade names	10 years	$297,000	$(128,742)	$168,258
Proprietary technology	10 years	861,000	(301,350)	559,650
Customer relationships	5-15 years	4,091,000	(1,791,693)	2,299,307
		$5,249,000	$(2,221,785)	$3,027,215

At December 31, 2024, intangible assets consisted of the following:

	Estimated		Accumulated
	Useful Life	Costs	Amortization	Net
Trade names	10 years	$297,000	$(106,467)	$190,533
Proprietary technology	10 years	861,000	(236,775)	624,225
Customer relationships	5-15 years	4,091,000	(1,506,729)	2,584,271
		$5,249,000	$(1,849,971)	$3,399,029

Amortization expense for the three and nine months ended September 30, 2025 and September 30, 2024, amounted to $121,027 and $371,814, respectively, and $127,577 and $382,732, respectively. The following table represents future amortization expense for intangible assets subject to amortization.

For the Twelve Months Ending September 30,	Amount
2026	$391,941
2027	326,108
2028	314,223
2029	305,733
2030	298,791
Thereafter	1,390,419
$3,027,215

5. Property and Equipment

Property and equipment are comprised of the following:

	September 30, 2025	December 31, 2024
Computer hardware and purchased software	$2,190,615	$1,867,024
Leasehold improvements	395,919	395,919
Furniture and fixtures	324,296	324,296
	2,910,830	2,587,239
Less: accumulated depreciation	(1,731,465)	(1,493,372)
Property and equipment, net	$1,179,365	$1,093,867

Total depreciation expense on our property and equipment for the three and nine months ended September 30, 2025 and 2024 amounted to $87,461 and $238,093, respectively, and $69,036 and $194,185, respectively.

6. Notes Payable – Unrelated Parties

Summary of Notes Payable to Unrelated Parties

The entire outstanding balance of the Notes Payable to Unrelated Parties was prepaid in full on June 18, 2025. The tables below summarize all notes payable at September 30, 2025 and December 31, 2024, respectively, with the exception of related party notes disclosed in Note 7 “Notes Payable - Related Parties.”

	September 30, 2025	December 31, 2024
Notes payable – “2022 Unrelated Notes”	$-	$807,331
Less unamortized debt issuance costs	-	(25,395)
Less current portion	-	(781,936)
Long-term portion of notes payable	$-	$-

As of both September 30, 2025 and December 31, 2024, accrued interest for these notes payable with the exception of the related party notes in Note 7, “Notes Payable - Related Parties,” was $0. As of December 31, 2024, unamortized deferred financing costs and unamortized debt discount were reflected within short term liabilities on the condensed consolidated balance sheets, netted with the corresponding notes payable balance.

With respect to all notes outstanding (other than the notes to related parties), interest expense, including the amortization of debt issuance costs, for the three and nine months ended September 30, 2025 and 2024 was $0 and $70,252, respectively, and $76,681 and $284,565, respectively.

7. Notes Payable - Related Parties

Summary of Notes Payable to Related Parties

The entire outstanding balance of the Notes Payable to Related Parties was prepaid in full on June 18, 2025. The tables below summarize all notes payable to related parties at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Notes payable – “2022 Related Notes”	$-	$532,169
Less unamortized debt issuance costs	-	(16,657)
Less current portion	-	(515,512)
Long-term portion of notes payable	$-	$-

As of both September 30, 2025 and December 31, 2024, accrued interest for these notes payable – related parties was $0. As of December 31, 2024, unamortized deferred financing costs and unamortized debt discount were reflected within short term liabilities on the condensed consolidated balance sheets, netted with the corresponding notes payable balance.

With respect to notes payable – related parties outstanding, interest expense, including the amortization of debt issuance costs, for the three and nine months ended September 30, 2025 and 2024 was $0 and $74,425, and $28,526 and $75,987, respectively.

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

9. Stockholders’ Equity

Common Stock

As of September 30, 2025, 4,479,123 shares of common stock were issued and outstanding, 241,260 shares of common stock were reserved for issuance upon the exercise of outstanding warrants, 478,488 shares of common stock were reserved for issuance under our 2015 Equity Incentive Plan, as amended (the “2015 Plan”) and our 2024 Equity Incentive Plan, as amended (the “2024 Plan”), and 104,136 shares were reserved for issuance under our 2023 Non-Employee Director Compensation Plan.

We maintain an effective registration statement (the “Registration Statement”) covering up to $12.9 million of common stock, warrants, and units. The Registration Statement includes a prospectus covering the offer, issuance and sale of up to $10.0 million in our common stock from time to time in “at-the-market offerings” pursuant to an At the Market Agreement (the “ATM Program”) with Lucid Capital Markets, LLC (“Lucid”) as our sales agent. As of September 30, 2025, we have sold 145,938 shares of our common stock pursuant to the ATM Program and received aggregate net proceeds totaling $1,621,325. As of November 12, 2025, approximately $8.2 million remained available under the ATM Program.

The following table describes the shares and warrants issued as part of our 2022 private placement:

Issuance of Common Stock	Issue Date	Shares Issued	Price per share	Warrants Issued	Warrant Exercise Price	Warrant Fair Value
Private Placement 2022	April 1, 2022	1,242,588	$4.62	124,258	$4.62	$3.91

Amortization of the debt issuance costs for the Private Placement 2022 offering was recorded at $0 and $42,052 for the three and nine months ended September 30, 2025, and at $47,559 and $142,091 for the three and nine months ended September 30, 2024.

Warrants

The following sets forth the warrants to purchase our common stock that were outstanding as of September 30, 2025:

Warrants Outstanding	Warrant Exercise Price	Warranty Expiry
109,560	$4.62	March 30, 2027 (1)
95,500	$4.00	March 30, 2027 (1)
16,000	$9.00	March 30, 2027 (1)
17,200	$12.50	March 30, 2027 (1)
3,000	$15.00	March 30, 2027 (2)

(1)	Issued to the placement agent in connection with private placements of our convertible promissory notes.

(2)	Issued to certain 5% stockholders.

A summary of warrant activity during the nine months ended September, 2025 and 2024 is as follows:

Warrants
Outstanding at January 1, 2025	255,958
Exercised	(14,698)
Outstanding and Exercisable at March 31, 2025	241,260
Exercised	-
Outstanding and Exercisable at June 30, 2025	241,260
Exercised	-
Outstanding and Exercisable at September 30, 2025	241,260

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

Stock compensation is being recognized over the vesting period. For the three and nine months ended September 30, 2025, $156,558 and $743,977, respectively, was recorded on the issuance of the common stock. For the three and nine months ended September 30, 2024, respectively, $136,019 and $669,937 was recorded on the issuance of the common stock.

Stock Options

On June 21, 2025, we granted non-employee directors stock options to purchase 27,000 shares at an exercise price of $12.88 per share under the 2023 Non-Employee Director Compensation Plan. The options fully vested upon grant. The total fair value of $246,282 for these stock options was recognized as expense upon grant.

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2025 was $9.12. The assumptions that were used in calculating such values, were based on estimates at the grant date in the table as follows:

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

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2024 was $7.13. The assumptions that were used in calculating such values, were based on estimates at the grant date in the table as follows:

	Grant Date August 16, 2024	Grant Date September 4, 2024
Risk-free interest rate	3.77%	3.61%
Weighted average expected term	5 years	6 years
Expected volatility	100.97%	101.00%
Expected dividend yield	0.00%	0.00%

A summary of stock option activity during the nine months ended September 30, 2025 and 2024 is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining
	Under	Exercise	Contractual
	Option	Price	Life
Outstanding at January 1, 2025	374,411	$6.22	8 years
Exercised	(37,488)	5.13
Granted	27,000	12.88
Outstanding at September 30, 2025	363,923	$6.83	7 years

Exercisable at September 30, 2025	354,208	$6.74	6 years

			Weighted-
		Weighted-	Average
		Average	Remaining
	Shares	Exercise	Contractual
	Under Option	Price	Life
Outstanding at January 1, 2024	357,887	$5.69	8 years
Granted	50,500	9.16
Forfeited	(4,000)	4.63
Outstanding at September 30, 2024	404,387	$6.14	7 years

Exercisable at September 30, 2024	314,888	$5.97	7 years

During the three and nine months ended September 30, 2025 and 2024, stock-based compensation for options was $9,862 and $387,914, respectively, and $354,006 and $584,918, respectively.

As of September 30, 2025 and December 31, 2024, there were $75,612 and $213,247, respectively, of total unrecognized compensation costs related to stock options granted under our stock option agreements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of two years. The total fair value of stock options that vested during the nine months ended September 30, 2025 and 2024 was $676,102 and $696,620, respectively.

11. Concentrations

Revenues from a limited number of customers have accounted for a substantial percentage of our total revenues. During the three months ended September 30, 2025 our largest customer, the State of Michigan, accounted for 38% of our total revenues. During the three months ended September 30, 2024 our two largest customers, the State of Michigan and Applied Innovation, accounted for 35% and 12%, respectively, of our total revenues. During the nine months ended September 30, 2025 and 2024, our largest customer, the State of Michigan, accounted for 39% and 41%, respectively, of our total revenues.

Fo the three months ended September 30, 2025 and 2024, government contracts, including K-12 education, represented approximately 78% and 72%, respectively, of our net revenues. For the nine months ended September 30, 2025 and 2024, government contracts, including K-12 education, represented approximately 77% and 82%, respectively, of our net revenues. A significant portion of our sales to resellers represent ultimate sales to government or K-12 education.

As of September 30, 2025, accounts receivable concentration from our largest customer was 56% of our gross accounts receivable, compared to 58% for our largest customer as of December 31, 2024.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial conditions and results of operations should be read together with our condensed consolidated financial statements and notes thereto included in Part I, Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q, and with the condensed consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods. Any forward-looking statements in this discussion and analysis should be read in conjunction with the information set forth in “Note Regarding Forward-Looking Statements” elsewhere herein. In this Quarterly Report, we sometimes refer to the three and nine-month periods ended September 30, 2025 as the third quarter 2025 and the nine-month period 2025 respectively, and to the three and nine-month periods ended September 30, 2024 as the third quarter 2024 and the nine-month period 2024.

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

How We Evaluate our Business Performance and Opportunities

There has been no material change during the nine-month period 2025 to the major qualitative and quantitative factors we consider in the evaluation of our operating results as set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — How We Evaluate our Business Performance and Opportunities” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Executive Overview of Results

Our 2025 results reflect the impact of two unrelated factors affecting our revenue. First, our document conversion segment was negatively impacted by a temporary reduction in volume prior to our June 1, 2025 contract renewal with our largest customer. We have since taken orders to refill the backlog and expect production to resume at more historical levels. Second and to a much lesser degree, our document management segment faced longer lead times to secure orders due to economic uncertainty, primarily in our homebuilder construction and K-12 education vertical markets, hindering the growth of our SaaS solutions in those markets. Our gross margins remained stable by revenue source, as well as increasing as percentage of revenue overall for both the third quarter 2025 and the nine-month period 2025 over the respective 2024 periods primarily from relatively more high-margin revenues, like SaaS.

Below are our key financial results for the third quarter 2025 (consolidated unless otherwise noted):

●	Revenues were $4,001,445, representing revenue reduction of 12.8% year over year.

●	SaaS revenues were $1,608,253, representing revenue growth of 14.6% year over year.

●	Cost of revenues was $1,433,541, a decrease of 22.2% year over year.

●	Operating expenses (excluding cost of revenues) were $2,947,128, a decrease of 3.2% year over year.

●	Loss from operations was $379,224, compared to loss from operations of $298,211 in third quarter 2024.

●	Net loss was $369,765 with basic and diluted net loss per share of $0.08, compared to net loss of $392,850 in third quarter 2024 with basic and diluted net loss per share of $0.09.

●	Operating cash provided was $1,351,190, compared to $1,933,562 in third quarter 2024.

●	Investing activities, including both capitalization of internal use software and purchases of property and equipment, were $205,964, compared to $296,593 in third quarter 2024.

Below are our key financial results for the nine-month period 2025 (consolidated unless otherwise noted):

●	Revenues were $12,259,603, representing revenue reduction of 10.8% year over year.

●	SaaS revenues were $4,727,526, representing revenue growth of 12.3% year over year.

●	Cost of revenues was $4,186,801, a decrease of 18.6% year over year.

●	Operating expenses (excluding cost of revenues) were $9,645,063, an increase of 10.1% year over year.

●	Loss from operations was $1,572,261, compared to loss from operations of $160,585 for the nine-month period 2024.

●	Net loss was $1,664,920 with basic and diluted net loss per share of $0.39, compared to net loss of $492,514 with basic and diluted net loss per share of $0.12, respectively, for the nine-month period 2024.

●	Net cash provided by operating activities was $1,463,711, compared to $3,721,943 for the nine-month period 2024.

●	Investing activities, including both capitalization of internal use software and purchases of property and equipment, were $677,868, compared to $695,359 for the nine-month period 2024.

●	As of September 30, 2025, we had 162 employees, including 21 part-time employees, compared to 199 employees, including 32 part-time employees, as of September 30, 2024.

Financial Impact of Current Economic Conditions

Our overall performance depends on economic conditions, and the level to which we can implement our growth plans will be due in part to continued growth in the US economy and stability of state and local governmental spending in the US. We do not have direct risk exposure to federal spending levels, but we could face exposure indirectly if federal spending reductions have a corresponding effect on state and local budgets, particularly in the K-12 Education sector. Our performance will also continue to be affected by uncertainty with respect to wage inflation, as well as slowing-to-modest global growth rates.

Volatility from increased trade protectionism is likely to have a minimal direct impact on us because we consume relatively little in raw materials. However, we have customers in industries that have been affected, such as homebuilding and construction. Additionally, the homebuilding and construction industries continue to be affected by a higher interest rate environment. Industry-specific or macroeconomic downturns affected and could continue to affect our customers’ and potential customers’ budgets for technology procurement and continue to stall our growth plans. Absent further economic disruptions, and based on the current trend of our business operations and our continued focus on strategic initiatives to grow our customer base, we believe in the strength of our brand and our focus on our strategic priorities.

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

Results of Operations

Revenues

The following table sets forth our revenues by reportable segment for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues by segment
Document Management	$2,017,087	$1,913,116	$5,978,925	$5,592,624
Document Conversion	1,984,358	2,676,509	6,280,678	8,145,678
Total revenues	$4,001,445	$4,589,625	$12,259,603	$13,738,302

The following table sets forth our revenues by revenue source for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenues:
Software as a service	$1,608,253	$1,403,942	$4,727,526	$4,209,686
Software maintenance services	310,144	352,066	975,794	1,064,015
Professional services	1,881,975	2,613,564	5,939,909	7,776,312
Storage and retrieval services	201,073	220,053	616,374	688,289
Total revenues	$4,001,445	$4,589,625	$12,259,603	$13,738,302

The following table sets forth our revenues by revenue source and segment for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

Document management segment revenues:
Software as a service	$1,608,253	$1,403,942	$4,727,526	$4,209,686
Software maintenance services	310,144	352,066	975,794	1,064,015
Professional services	98,690	157,108	275,605	318,923
Total document management segment revenues	$2,017,087	$1,913,116	$5,978,925	$5,592,624

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

Document conversion segment revenues:
Professional services	$1,783,285	$2,456,456	$5,664,304	$7,457,389
Storage and retrieval services	201,073	220,053	616,374	688,289
Total document conversion segment revenues	$1,984,358	$2,676,509	$6,280,678	$8,145,678

Revenues were down for the third quarter and nine-month period 2025 by $588,180, or 12.8%, and $1,478,699, or 10.8%, respectively, primarily driven by a reduction in professional services in our document conversion segment. Professional services were negatively impacted by a temporary reduction in volume prior to our June 1, 2025 contract renewal with our largest customer. This reduction more than offset our SaaS growth.

Software as a Service Revenues

We provide access to our software solutions as a service, accessible through the internet. Our customers typically enter into our software as a service agreement for periods of one year or more. Under these agreements, we generally provide access to the applicable software, data storage and related customer assistance and support. Revenues from the sale of software as a service, which are reported as part of our Document Management segment increased by $204,311, or 14.6%, in the third quarter 2025 compared to the third quarter 2024 and increased by $517,840, or 12.3% in the nine-month period 2025 compared to the nine-month period 2024. This increase was primarily the result of new payables automation customers.

Professional Services Revenues

Professional services revenues primarily consist of revenues from document scanning and conversion services, plus consulting, discovery, training, and advisory services to assist customers with document management needs. These revenues include arrangements that do not involve the sale of software. Of our professional services revenues during the third quarter 2025 and nine-month period 2025, our Document Conversion operations contributed $1,783,285 and $5,664,304, respectively, and our Document Management operations contributed $98,690 and $275,605, respectively. Our overall professional services revenues decreased by $731,589, or 28.0%, in the third quarter 2025 compared to the third quarter 2024 and decreased by $1,836,403, or 23.6%, in the nine-month period 2025 compared to the nine-month period 2024. This decrease is the result of reduced scanning projects in our Document Conversion segment, due to timing of projects, which experienced an unusually low ebb in backlog that corresponded with the expiry of our prior contract with our largest customer, prior to the renewal on June 1, 2025. We have since taken orders to refill the backlog and expect production to begin to ramp up back to more historical levels in Q4 2025.

Costs of Revenues and Gross Profits

The following table sets forth our cost of revenues by reportable segment for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Cost of revenues by segment
Document Management	$271,576	$267,761	$818,670	$771,839
Document Conversion	1,161,965	1,575,763	3,368,131	4,370,150
Total cost of revenues	$1,433,541	$1,843,524	$4,186,801	$5,141,989

The following table sets forth our cost of revenues, by revenue source, for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

Cost of revenues:
Software as a service	$242,409	$228,923	$704,589	$662,501
Software maintenance services	13,504	13,743	42,847	42,817
Professional services	1,119,255	1,492,131	3,214,568	4,179,336
Storage and retrieval services	58,373	108,727	224,797	257,335
Total cost of revenues	$1,433,541	$1,843,524	$4,186,801	$5,141,989

The following table sets forth our cost of revenues, by revenue source and segment, for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

Document management segment cost of revenues:
Software as a service	$242,409	$228,923	$704,589	$662,501
Software maintenance services	13,504	13,743	42,847	42,817
Professional services	15,663	25,095	71,234	66,521
Total document management segment cost of revenues	$271,576	$267,761	$818,670	$771,839

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

Document conversion segment cost of revenues:
Professional services	$1,103,592	$1,467,036	$3,143,334	$4,112,815
Storage and retrieval services	58,373	108,727	224,797	257,335
Total document conversion segment cost of revenues	$1,161,965	$1,575,763	$3,368,131	$4,370,150

Our total cost of revenues during the third quarter 2025 decreased by $409,983, or 22.2%, over third quarter 2024 and decreased by $955,188, or 18.6%, during the nine-month period 2025 over the nine-month period 2024. Our cost of revenues for our Document Management segment increased by $3,815, or 1.4%, in the third quarter 2025 compared to the third quarter 2024 and increased 46,831, or 6.1%, in the nine-month period 2025 compared to the nine-month period 2024 increasing in line with expectations relative to the revenue growth in that segment. Our cost of revenues for our Document Conversion segment decreased by $413,798, or 26.3%, in the third quarter 2025 compared to the third quarter 2024 and decreased by $1,002,019, or 22.9%, during the nine-month period 2025 compared to the nine-month period 2024 corresponding to the decreased work volume.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Gross profit by segment
Document Management	$1,745,511	$1,645,355	$5,160,255	$4,820,785
Document Conversion	822,393	1,100,746	2,912,547	3,775,528
Total gross profit	$2,567,904	$2,746,101	$8,072,802	$8,596,313

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

Gross profit:
Software as a service	$1,365,844	$1,175,019	$4,022,937	$3,547,185
Software maintenance services	296,640	338,323	932,947	1,021,198
Professional services	762,720	1,121,433	2,725,341	3,596,976
Storage and retrieval services	142,700	111,326	391,577	430,954
Total gross profit	$2,567,904	$2,746,101	$8,072,802	$8,596,313

Gross profit percentage:
Software as a service	84.9%	83.7%	85.1%	84.3%
Software maintenance services	95.6%	96.1%	95.6%	96.0%
Professional services	40.5%	42.9%	45.9%	46.3%
Storage and retrieval services	71.0%	50.6%	63.5%	62.6%
Total gross profit percentage	64.2%	59.8%	65.8%	62.6%

Our overall gross profit percentage increased to 64.2% in the third quarter 2025 from 59.8% in the third quarter 2024, and increased to 65.8% for the nine-month period 2025 from 62.6% for the nine-month period 2024. The mix of revenues by source contributed favorably; with more of the higher margin SaaS revenue relative to the lower margin professional services revenue compared to 2024. Within each revenue line item, margins were stable, other than professional services, which realized unusually low margins on a significant project in the third quarter 2025. The single, significant project was from our expanding revenue through a partner and our acceptance of this project with atypical parameters which was not scoped correctly.

Cost of Software as a Service

Cost of software as a service, or SaaS, consists primarily of technical support personnel, hosting services, and related costs. Cost of software as a service during the third quarter 2025 increased by $13,486, or 5.9%, from the third quarter 2024 and increased by $42,088, or 6.4%, during the nine-month period 2025 over the nine-month period 2024. This increase in the cost of SaaS is in line with the revenue growth, with normal fluctuations based on support demand volumes. Our gross margin in the third quarter 2025 increased to 84.9% compared to 83.7% in the third quarter 2024 and increased to 85.1% in the nine-month period 2025 compared to 84.3% during the nine-month period 2024.

Cost of Professional Services

Cost of professional services consists primarily of compensation for employees performing the document conversion services, compensation of our software engineers and implementation consultants and related third-party costs. Cost of professional services during the third quarter 2025 decreased by $372,876, or 25.0%, from the third quarter 2024 and decreased in the nine-month period 2025 by $964,768, or 23.1%, from the nine-month period 2024. The decrease in cost of sales was in line with the decrease in revenues, driven by our Document Conversion segment. Gross margins related to both consulting services in Document Management and digital transformation services in Document Conversion may vary widely, depending upon the nature of the project and the amount of labor required to complete a project, but remained stable for the periods reported, except for the third quarter 2025, where a significant project delivered unusually low margins due to atypical parameters which were not scoped correctly. Our gross margins in professional services decreased to 40.5% in the third quarter 2025 compared to 42.9% in the third quarter 2024 and slightly decreased to 45.9% during the nine-month period 2025 compared to 46.3% in the nine-month period 2024.

Operating Expenses

The following table sets forth our operating expenses for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Operating expenses:
General and administrative	$2,015,713	$2,054,089	$6,629,109	$6,155,967
Sales and marketing	615,969	702,500	2,085,381	1,774,560
Depreciation and amortization	315,446	287,723	930,573	826,371

Total operating expenses	$2,947,128	$3,044,312	$9,645,063	$8,756,898

General and Administrative Expenses

General and administrative expenses during the third quarter 2025 decreased by 38,376, or 1.9%, from the third quarter 2024, and increased in the nine-month period 2025 by $473,142, or 7.7%, over the nine-month period 2024. The increase over the nine-month period 2024 is primarily related to investments made in order to scale, including our expanded System and Organization Controls 2 (SOC2) process with additional monitoring and controls, expanding our development team in order to accelerate SaaS solution enhancements, and some one-time items such as recruiting fees as we expand our team, all which are partially offset by reduced bonus expense and reduced share-based compensation expense in the nine-month period 2025 from 2024.

Additionally, share-based compensation expense in total continues to be a significant portion of general and administrative expenses, amounting to $1,131,891 in the nine-month period 2025 and $1,254,856 in the nine-month period 2024. A portion of share-based compensation expense pertains to payments to taxing authorities in connection with shares directly withheld from employees, and is reported in our condensed consolidated statements of cash flow under cash flows from financing activities.

In our Document Management segment, our general and administrative expenses decreased to $1,041,845 in the third quarter 2025 compared to $1,189,789 in the third quarter 2024, and increased to $3,614,622 in the nine-month period 2025 compared to $3,539,330 in the nine-month period 2024. In our Document Conversion segment, our general and administrative expenses increased to $973,868 in the third quarter 2025 compared to $864,300 in the third quarter 2024, and increased to $3,014,487 in the nine-month period 2025 compared to $2,616,637 in the nine-month period 2024.

Sales and Marketing Expenses

Sales and marketing expenses during the third quarter 2025 decreased by $86,531, or 12.3%, from the third quarter 2024 and increased by $310,821, or 17.5%, during the nine-month period 2025 compared to the nine-month period 2024. The reduced third quarter expense is driven primarily by timing of reduced bonus and commission expense, corresponding to lower sales revenues. The nine-month increase is driven by the expansion of our sales team and marketing expenditures as part of our investments intended to accelerate our sales revenues.

Depreciation and Amortization

Depreciation and amortization during the third quarter 2025 increased by $27,723, or 9.6%, over the third quarter 2024 and increased by $104,202, or 12.6%, during the nine-month period 2025 over the nine-month period 2024 as a result of increased amortization of capitalized software costs and increased depreciation on upgraded system infrastructure assets.

Other Items of Income and Expense

Interest Expense, Net

Interest income in the third quarter 2025 was $9,459 compared to interest expense of $94,639 in the third quarter 2024. During the nine-month period 2025, interest expense decreased by $239,270, or 72.1% as compared to the nine-month period 2024. The decrease resulted from reduced interest resulting from principal repayments in March, June, and August 2024 and culminating in June 2025 with full repayment of notes payable.

Liquidity and Capital Resources

We have financed our operations primarily through a combination of cash on hand, cash generated from operations, borrowings from third parties and related parties, and proceeds from public and private sales of equity. Since 2012, we have raised a net total of approximately $23.1 million in cash through issuances of equity securities and a further $5.0 million in cash through issuances of debt securities, of which all have been repaid as of June 18, 2025.

In recent years we engaged in several actions that significantly improved our liquidity and cash flows, including (i) effective June 1, 2025 through May 31, 2030, securing a renewal contract with our largest customer, (ii) on May 28, 2025, commencing an at-the-market offering, discussed below, and (iii) repaying all of our debt securities as of June 18, 2025.

At September 30, 2025, we had $3.2 million in cash and cash equivalents and a working capital deficit of $0.1 million, of which the largest liability was $3.6 million in deferred revenues. Additionally, at September 30, 2025 and December 31, 2024 we had approximately $0.7 million and $1.3 million, respectively, in unbilled accounts receivable. Due to certain customer terms regarding acceptance for certain projects, we have a number of projects for which all of the document conversion work is completed, and the associated revenue has been recognized, but we are unable to invoice until the customer has received and approved the images. The unbilled accounts receivable balance is also affected by the timing of completion of major projects. Based on our current plans and assumptions, we believe our capital resources, including our cash and cash equivalents, along with funds expected to be generated from our operations and potential financing options, will be sufficient to meet our anticipated cash flow needs for at least the next 12 months. However, our future cash resources and capital requirements may vary materially from those now planned.

At-the-Market Offering

We maintain an effective registration statement (the “Registration Statement”) covering up to $12.9 million of common stock, warrants, and units. The Registration Statement includes a prospectus covering the offer, issuance and sale of up to $10.0 million in our common stock from time to time in “at-the-market offerings” pursuant to an At the Market Agreement (the “ATM Program”) with Lucid Capital Markets, LLC (“Lucid”) as our sales agent. We have sold 139,945 and 5,993 shares of our common stock pursuant to the ATM Program during the second and third quarters 2025, respectively, and received aggregate net proceeds totaling $1,621,325. As of the filing date of this Quarterly Report, 2025, approximately $8.2 million remained available under the ATM Program.

Indebtedness

On June 18, 2025, we repaid the remaining outstanding principal and interest on our 2022 Notes. See Note 6 and Note 7 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report for further information on the 2022 Notes.

Capital Expenditures

There were no material commitments for capital expenditures at September 30, 2025.

Cash Provided by Operating Activities

Net cash provided by operating activities during the nine-month period 2025 was $1,463,711, primarily attributable to the net income adjusted for non-cash expenses of $2,198,402, a decrease in operating assets of $678,393 and an increase in operating liabilities of $251,836. Net cash provided by operating activities during the nine-month period 2024 was $3,721,943, primarily attributable to the net income adjusted for non-cash expenses of $2,273,225, a decrease in operating assets of $780,011 and an increase in operating liabilities of $1,161,221.

Cash Used by Investing Activities

Net cash used in investing activities in the nine-month period 2025 was $677,868, including $344,075 in capitalized software. Net cash used in investing activities in the nine-month period 2024 was $695,359, including $302,396 in capitalized software.

Cash Used in and Provided by Financing Activities

Net cash used by financing activities during the nine-month period 2025 amounted $52,900, including $1,797,106 in gross proceeds from the issuance of common stock, offset by $51,314 in the principal portion of payments on the finance lease liabilities, $175,781 in costs paid for issuance of common stock, $1,339,500 in repayment of notes payable, and $283,411 related to share-based compensation and warrants, primarily withholdings on vesting of restricted stock awards. Net cash used by financing activities during the nine-month period 2024 amounted to $1,625,000 in repayment of notes payable, $69,526 related to share-based compensation and warrants, and $45,577 in the principal portion of a finance lease liability.

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

Our critical accounting policies and estimates are set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There were no material changes to our critical accounting policies and estimates during the third quarter 2025.

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

Based on this evaluation, we concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

During the third fiscal quarter ended September 30, 2025, no Section 16 director or officer adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified, or terminated during the fiscal quarter ended September 30, 2025, by our directors and Section 16 officers.

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

INTELLINETICS, INC.

Dated:	November 12, 2025

By:	/s/ James F. DeSocio
James F. DeSocio
President and Chief Executive Officer

Dated:	November 12, 2025

By:	/s/ Joseph D. Spain
Joseph D. Spain
Chief Financial Officer

