Form 10-K
period 2025-12-31
INTELLINETICS, INC.
filed 2026-03-30
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $35,543,138.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 4,474,272 shares of common stock, par value $0.001 per share, were outstanding as of March 26, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2025, are incorporated by reference in Part III hereof.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated into this report by reference contain, and we may from time to time make, forward-looking statements. From time to time in the future, we may make additional forward-looking statements in presentations, at conferences, in press releases, in other reports and filings and otherwise. Forward-looking statements are all statements other than statements of historical facts, including statements that refer to plans, intentions, objectives, goals, targets, strategies, hopes, beliefs, projections, prospects, expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. The words “may,” “could,” “should,” “would,” “will,” “project,” “intend,” “continue,” “believe,” “anticipate,” “estimate,” “forecast,” “expect,” “plan,” “potential,” “opportunity,” “scheduled,” “goal,” “target,” and “future,” variations of such words, and other comparable terminology and similar expressions and references to future periods are often, but not always, used to identify forward-looking statements. Examples of forward-looking statements include, among other things, statements about the following:

●	the effects on our business, financial condition and results of operations of current and future economic, business, market and regulatory conditions, including the current global inflation, economic instability, and other economic and market conditions, and their effects on our customers and their capital spending and ability to finance purchases of our products, services, technologies and systems;

●	our prospects, including our future business, revenues, recurring revenues, expenses, net income, earnings per share, margins, profitability, cash flow, cash position, liquidity, financial condition and results of operations, backlog of orders and revenue, our targeted growth rate, our goals for future revenues and earnings, and our expectations about realizing the revenues in our backlog and in our sales pipeline;

●	our expectation that the shift from an offline to online world will continue to benefit our business;

●	our ability to integrate our historical acquisitions and any future acquisitions, grow their businesses and obtain the expected financial and operational benefits from those businesses;

●	the effects of fluctuations in sales on our business, revenues, expenses, net income, earnings per share, margins, profitability, cash flow, capital expenditures, liquidity, financial condition and results of operations;

●	our products, services, technologies and systems, including their quality and performance in absolute terms and as compared to competitive alternatives, their benefits to our customers and their ability to meet our customers’ requirements, and our ability to successfully develop and market new products, services, technologies and systems;

●	our markets, including our market position and our market share;

●	our ability to successfully develop, operate, grow and diversify our operations and businesses;

●	our business plans, strategies, goals and objectives, and our ability to successfully achieve them;

●	the sufficiency of our capital resources, including our cash and cash equivalents, funds generated from operations, availability credit and financing arrangements and other capital resources, to meet our future working capital, capital expenditure, lease and debt service and business growth needs;

●	the value of our assets and businesses, including the revenues, profits and cash flow they are capable of delivering in the future;

●	the amount and timing of revenue recognition from customer contracts with commitments for performance obligations, including our estimate of the remaining amount of commitments and when we expect to recognize revenues;

●	industry trends and customer preferences and the demand for our products, services, technologies and systems; and

●	the nature and intensity of our competition, and our ability to successfully compete in our markets.

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

iii

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

We are a document services and software solutions company serving both the small-to-medium business and governmental sectors with their digital transformation and process automation initiatives. Our digital transformation products and services are provided through two reporting segments: Software and Document Services. Our Software segment, previously referred to as Document Management, consists primarily of solutions involving our software platform, allowing customers to capture and manage their documents across operations such as scanned hard-copy documents and digital documents including those from Microsoft Office 365, digital images, audio, video and emails. Our Document Services segment, previously referred to as Document Conversion, provides assistance to customers as a part of their overall document strategy to convert documents from one medium to another, predominantly paper to digital, including migration to our software solutions, as well as micrographics conversions and long-term storage and retrieval services. Our solutions create value for customers by making it easy to connect business-critical documents to the people who need them by making those documents easy to find and access, while also being secure and compliant with the customers’ audit requirements. Solutions are sold both directly to end-users and through channel partners.

Our customers use our software by one of two methods: purchasing our software and installing it onto their own equipment, which we refer to as an “on-premise” model, or licensing and accessing our platform via the Internet, which we refer to as a “software as a service” or “SaaS” model and also as a “cloud-based” model. Licensing of our software through our SaaS model has become increasingly popular among our customers, especially in light of the increased deployment of remote workforce policies, and is a key ingredient in our revenue growth strategy. Our SaaS products are hosted with leading third-party cloud infrastructure providers, including Amazon Web Services and other U.S.-based data center providers, delivering reliable hosting services consistent with industry best practices in data security and performance.

We operate a U.S.-based business with concentrated sales to the State of Michigan for our Document Services segment, complemented by our diverse set of document management software solutions and services. We hold or compete for leading positions regionally in select markets and attribute this leadership to several factors including the strength of our brand name and reputation, our comprehensive offering of innovative solutions, and the quality of our service support. Net growth in sales of software as a service in recent years reflects market demand for these solutions over traditional sales of on-premise software. We expect to continue to benefit from our select niche leadership market positions, innovative product offerings, growing customer base, and the impact of our increased spending in sales and marketing programs. Examples of these programs include identifying and investing in growth and expanded market penetration opportunities, more effective products and services pricing strategies, demonstrating superior value to customers, increasing our sales force effectiveness through improved guidance and measurement, and continuing to optimize our lead generation and lead nurturing processes.

Software and Services

Software

Our flagship software platforms include a) IntelliCloud™ Payables Automation Solutions, b) IntelliCloud™ content management, and c) YellowFolder™, a specialized content management software solution for the K-12 education market. These platforms reflect our focus, and the market’s focus, on growth via cloud-based content management and process automation. Our Software business also generates software-related professional services that include installation, integration, training, and consulting services, as well as ongoing software maintenance and customer support.

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

Document Services

We convert images from paper to digital, paper to microfilm, microfiche to microfilm, and micrographics to digital for businesses and state, county, and municipal governments. Our Document Services business also provides its clients with long-term paper and microfilm storage and retrieval options.

The primary Document Services offerings are:

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

Marketing and Sales

We have a multi-channel sales model that directs our sales efforts through direct sales and through channel partners, including independent software vendors (ISVs), resellers, and referral partners. Our Software and Document Services segments each use direct and indirect channels for sales. We have developed partner-specific marketing programs with channel partners. Our channel partner strategy improvements have increased the competitive strength of our platform of products. In addition, we have established a set of business solutions templates for specific vertical markets that provide base software configurations which we believe will facilitate our delivery and installation of software to our customers in both our direct and indirect channels. We believe that these advancements, in the aggregate, will allow us to license and sell our products to a targeted customer base, shortening our sales cycle, making margins more consistent, and allowing us to expand our sales through existing and new indirect partnerships and direct customers. We continue to devote significant efforts, in both development and marketing, in enhancing all routes to market.

Competition and Market Position

The market for our products is competitive, and we expect that competition will continue to intensify as the document solutions markets evolve, consolidate, and incorporate and leverage artificial intelligence. We believe that the trend toward electronic document management, and particularly cloud solutions, which was accelerated by the COVID-19 pandemic and subsequent increased prevalence of remote or hybrid workforces, has not diminished with several industries implementing ‘return to work’ programs.

We believe the primary competitors of our Software segment, including payables automation, are Stampli, Nexus, DocuWare, M-files, On-Base, FileBound, Frontline, Laserfiche, Square 9, and Harvest Technology Group, who also serve small-to-medium business (SMB), K-12 education, and governmental sectors. The principal competitive factors affecting the market for our solutions and services include: (i) vendor and product reputation; (ii) product quality, performance and price; (iii) the availability of software products on multiple platforms; (iv) product scalability; (v) product integration with other enterprise applications; (vi) software functionality and features; (vii) software ease of use; (viii) the quality of professional services, customer support services and training; and (ix) the ability to address specific customer business problems. We believe that the relative importance of each of these factors depends upon the concerns and needs of each specific customer.

We believe the competitors of our Document Services segment vary from local niche entities to larger entities, including Iron Mountain. The principal competitive factors affecting the market for our software products and services include: (i) vendor and services reputation and (ii) services quality, performance and price. We believe that the relative importance of each of these factors depends upon the concerns and needs of each specific customer, and that, for our current and prospective customers, maintaining secure control over the customers’ information is highly valued.

We believe that the consolidated Company has advantages over our competitors in the small-to-medium business market, and particularly organizations in highly regulated, risk and compliance-intensive markets, such as state and local government, non-clinical health care, and K-12 education. In our view, we will remain competitive by remaining a focused niche provider with product offerings aligned with buyer-specific requirements. We anticipate that we will benefit from four specific advantages already in place:

●	Advanced cloud and premise digital transformation software and services;

●	Expanded integration capabilities that enable independent software vendors (ISVs) and ERP partners to embed IntelliCloud solutions within their platforms and sell into their customer base;

●	Modular solution and services that enable rapid customer activation model;

●	Integrated on-demand solutions library as standard platform feature; and

We believe, with these competitive strengths, that we are well positioned as a cloud-based managed document services provider for the small-to-medium business and governmental sectors.

Customers

Software

Our Software segment has relatively low customer concentration. For 2025 and 2024, the two largest customers of our Software segment accounted for approximately 8% and 3%, respectively, of the segment’s revenues for that period.

For the years ended December 31, 2025 and 2024, government contracts, including K-12 education, represented approximately 74% and 78%, respectively, of the Software segment’s net revenues, including a significant portion of the segment’s sales to partners which represent ultimate sales to government agencies. Due to their dependence on state, local and federal budgets, government contracts carry short terms, typically 12 months. Since our inception, our contracts with government customers have generally renewed on the original terms and conditions upon expiration.

Document Services

Our Document Services segment has significant customer concentration with the State of Michigan. Graphic Sciences’ initial form of the current contract with the State of Michigan was won in 2007 and expires May 30, 2030, unless earlier terminated in accordance with its terms, with optional renewals up to an additional five years. The contract is issued to Graphic Sciences through the Michigan Department of Management and Budget, Enterprise Procurement and managed through the Department of Management and Budget, Records Management Services Division (RMS).

The contract provides local and state government agencies access to digital and micrographic conversion services. These agencies have the option to perform these conversion services internally or go out to bid if they so choose.

All Michigan agencies and departments are able to use the services and prices provided under this contract. The contract provides centralized access to document conversion services for state and local agencies, with billing administered through a centralized state process. We do not invoice the end user directly when entities utilize this contract facility, and we have a single point of contact for managing billing and receipt. The state in effect acts as a reseller of our services to the other agencies and makes a mark-up of what is charged. For 2025, the State of Michigan represented approximately 76% of our Document Services segment’s net revenues, and 39% of our total consolidated revenues. Our second largest customer in 2025 was Rocket Mortgage, representing 7% of our Document Services segment’s net revenues and 4% of our total consolidated revenues. For 2024, the State of Michigan represented approximately 69% of our Document Services segment’s net revenues, and 40% of the total consolidated revenues. Our second largest customer in 2024 was our reseller Applied Innovation, representing 7% of our Document Services segment’s net revenues and 4% of the total consolidated revenues.

Intellectual Property

Our software and most of the underlying technologies are built on a Microsoft .NET framework. We rely on a combination of copyright, trademark laws, non-disclosure agreements and other contractual provisions to establish and maintain our proprietary intellectual property rights.

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

Government Regulation

Other than government procurement rules affecting sales to governmental customers and data privacy laws applicable to all businesses, we do not believe that we are subject to any special governmental regulations or approval requirements affecting our products or services. Complying with the regulations and requirements applicable to our business does not currently represent a material cost or operational burden. We believe that we are in compliance in all material respects with all applicable governmental regulations.

Human Capital

As of March 27, 2026, we employed a total of 147 individuals; all but 11 are full-time employees. Of those, Graphic Sciences employs 98 individuals, comprised of 87 full-time and 11 part-time employees, primarily located in Michigan. Graphic Sciences also utilizes temporary employees, through various agencies, to provide labor for variable project work. Intellinetics Ohio employs 49 individuals, comprised of 49 full-time employees, primarily located in Ohio and Texas. As a combined company, 24 of our employees work in administration and management, 41 of our employees work in software sales, maintenance and support, and software development, and 82 of our employees work in document services and storage operations.

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

Executive Officers and Board of Directors

Our executive officers and directors include the following (both at December 31, 2025 and currently):

Name	Age	Title

James F. DeSocio	70	President, Chief Executive Officer, and Director (retired as of February 27, 2026)

Alison G. Forsythe	64	President and Chief Executive Officer (appointed as of February 17, 2026)

Matthew L. Chretien	58	Chief Strategy Officer, Chief Technology Officer, and Secretary

Joseph D. Spain	58	Chief Financial Officer, Treasurer

Russell Bernier	60	Director

John Guttilla	69	Director

Stanley Jaworski	73	Director

Paul Seid	77	Director

Michael Taglich	60	Director, Chairman of the Board

James F. DeSocio, President, Chief Executive Officer, and Director. On February 27, 2026, Mr. DeSocio retired and resigned from his executive offices and the board. There were no disagreements with the board. Mr. DeSocio joined Intellinetics on September 25, 2017. Prior to joining Intellinetics, Mr. DeSocio served as Chief Revenue Officer at Relayware, LLC, a global provider of Partner Relationship Management solutions, from January 2015 to September 2017. From January 2013 to November 2014, Mr. DeSocio served as Executive Vice President of Operations for XRS Corporation, a fleet management software solutions provider. From October 2007 to September 2012, Mr. DeSocio served as Executive Vice President of Sales and Business Development for Antenna Software, Inc., a business mobility solutions provider. Mr. DeSocio has extensive experience in sales, marketing, international operations, mergers and acquisitions.

Alison G. Forsythe, President and Chief Executive Officer. Ms. Forsythe joined the Company on February 17, 2026. Prior to joining the Company, Ms. Forsythe has served as Chief Executive Officer of Humanyze, an AI-powered workforce analytics SaaS company, since January 2024. In this role, Ms. Forsythe has led company strategy, go-to-market execution, and operational performance, including initiatives to improve adoption and customer outcomes. From 2020 to 2023, Ms. Forsythe served as President, Security & Alarm Division at EverCommerce, Inc. (NASDAQ: EVCM), a leading service commerce platform. During her tenure, she led P&L operations, growth strategy, and cross-functional execution across multiple acquired brands, including brand consolidation and integration efforts. Ms. Forsythe holds a Bachelor of Arts degree in Mathematics and Business Administration from Queens College (now Queens University of Charlotte).

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

Russell Bernier, Director. Mr. Bernier was appointed as a member of our board of directors on June 20, 2025. For the past 20 years, Mr. Bernier has served as Vice President of Institutional Sales at Taglich Brothers, Inc. Previously, he worked as a Financial Advisor at JP Morgan Chase’s Small Business Unit, offering expert advice on investments and asset allocation to a diverse range of clients.

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

Michael Taglich, Director. Mr. Taglich was appointed as a member of our board of directors on November 2, 2023. Mr. Taglich has been President of Taglich Brothers, Inc., since its founding in 1992. Taglich Brothers is a New York-based full-service securities brokerage firm specializing in the micro-cap segment of the public securities markets. He is currently the Chairman of the Board of Air Industries Group Inc., a publicly traded aerospace and defense company (NYSE AIRI). He also serves on the board of BioVentrix, Inc., a privately held medical device company whose products are directed at heart failure treatment. He also serves as a director on a number of other public and private companies, including privately held Icagen Inc., a drug screening company. Mr. Taglich received a Bachelor’s Degree in Business Administration from New York University.

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

Risks Relating to Our Business

We have high customer concentration with government clients. Any loss or volume reduction of our largest customer or any other major customer or the failure to collect a large account receivable could negatively affect our results of operations and financial condition.

We have high customer concentration with our largest customer, which is a state government, and with governmental customers generally. Revenues from a limited number of customers have accounted for a substantial percentage of our total revenues. Our two largest clients account for approximately 39% and 4%, and 40% and 4%, of our revenues for the years ended December 31, 2025 and 2024, respectively. For the years ended December 31, 2025 and 2024, government contracts, including K-12 education, represented approximately 78% and 80%, respectively, of our net revenues in each period. Further, most governmental customer contracts may be cancelled or materially reduced at any time by the government counterparty. The loss or volume reduction of one of our clients or the loss of a meaningful percentage of government contracts could materially affect our business and operating results.

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

Labor is a significant portion of our cost structure and is subject to many external factors, including minimum wage laws, prevailing wage rates, unemployment levels, health insurance costs and other insurance costs and changes in employment and labor legislation or other workplace regulation. Many companies experienced an increase in labor costs in 2025 and expect additional increases in 2026. As the cost of labor and statutory minimum wage rates increase or related laws and regulations change, we will need to continue to increase not only the wage rates of our minimum wage employees, but also the wages paid to our other hourly or salaried employees. Increases in the cost of our labor could have an adverse effect on our business, financial condition and results of operations, or if we fail to pay such higher wages we could suffer increased employee turnover. Increases in labor costs generally could force us to increase prices for other customers, which could adversely impact our sales. For some customers with multi-year fixed pricing contracts, increases in the minimum wage could decrease our profit margins or result in losses and could have a material adverse effect on our business, financial condition and results of operations.

Current and future competitors could have a significant impact on our ability to generate future revenues and profits.

The markets for our products are intensely competitive, and are subject to rapid technological change and other pressures created by changes in our industry. The convergence of many technologies has resulted in unforeseen competitors arising from companies that were traditionally not viewed as threats to our marketplace, particularly with respect to artificial intelligence (AI). We expect competition to increase and intensify in the future as the pace of technological change and adaptation quickens, and as additional companies enter our markets, including those competitors who offer similar products and services to ours, but offer them through a different form of delivery. Numerous releases of competitive products have occurred in recent history and are expected to continue in the future. We may not be able to compete effectively with current competitors and potential entrants into our marketplace. We could lose market share if our current or prospective competitors: (i) introduce new competitive products, (ii) add new functionality to existing products, (iii) acquire competitive products, (iv) reduce prices, or (v) form strategic alliances with other companies. If other businesses were to engage in aggressive pricing policies with respect to competing products, or if the dynamics in our marketplace resulted in increased bargaining power by the consumers of our products and services, we would need to lower the prices we charge for the products and services we offer. This could result in lower revenues or reduced margins, either of which could materially and adversely affect our business and operating results. Additionally, if prospective consumers choose other methods of document solutions delivery, different from those that we offer, our business and operating results could also be materially and adversely affected.

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

The acquisitions of Yellow Folder, LLC (“Yellow Folder”), in 2022 and Graphic Sciences and CEO Imaging Systems, Inc. (“CEO Image”), both in 2020, were our first strategic business acquisitions. As part of our growth strategy, we also expect to continue to evaluate and consider potential strategic transactions, including business combinations, acquisitions and strategic alliances, to enhance our existing businesses and to develop new products and services. At any given time, we may be engaged in discussions or negotiations with respect to one or more of these types of transactions, and any of these transactions could be material to our financial condition and results of operations. However, we do not know if we will be able to identify any future opportunities that we believe will be beneficial for us. Even if we are able to identify an appropriate business opportunity, we may not be able to successfully consummate the transaction, and even if we do consummate such a transaction we may be unable to obtain the benefits or avoid the difficulties and risks of such transaction.

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

We have an accumulated deficit of $23.5 million as of December 31, 2025. Our ability to meet our capital needs in the future will depend on many factors, including maintaining and enhancing our operating cash flow and successfully retaining and growing our client base in the midst of general economic uncertainty including an inflationary environment. We cannot ensure that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on any indebtedness.

We currently have no outstanding debt and an available line of credit of $1.0 million, which is a one-year term line of credit, renewable at the option of ourselves and the bank. If our cash flows and capital resources are at any time insufficient to fund our obligations, we may be forced to draw on our line of credit, or reduce or delay investments and capital expenditures, or to sell assets, seek additional capital, restructure or refinance our indebtedness, or reduce or cease operations. There can be no assurance that additional capital or debt financing will be available to us at any time. Even if additional capital is available, we may not be able to obtain debt or equity financing on terms favorable to us. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to reduce or curtail our operations.

The terms of our line of credit will restrict our financing flexibility.

The terms of our current line of credit contain standard negative covenants customary for transactions of this type. These negative covenants may preclude or restrict our ability to obtain future debt and convertible debt financings without repaying any draw on the line of credit in full. The events of default are also customary for transactions of this type, including default in timely payment of principal or interest, failure to observe or perform any covenant or agreement contained in the convertible note and other transaction documents, the commencement of bankruptcy or insolvency proceedings, and failure to timely file Exchange Act filings.

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

We are subject to the reporting requirements of federal securities laws, causing us to make significant compliance-related expenditures that may divert resources from other projects, thus impairing our ability to grow.

We are subject to the information and reporting requirements of the Exchange Act, and other federal securities laws, including the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the Commission and furnishing audited reports to stockholders causes our expenses to be higher than most other similarly-sized companies that are privately held. As a public company, we expect these rules and regulations to continue to keep our compliance costs high in 2026 and beyond, and to make certain activities more time-consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

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

Risks Relating to Our Common Stock

We may issue additional securities at prices which may result in substantial dilution to our stockholders.

To the extent that we raise additional funds through the sale of equity (including our ATM Program) or convertible debt, our current stockholders’ percentage ownership will be reduced. In addition, these transactions may dilute the value of ordinary shares outstanding. We may have to issue securities that may have rights, preferences, and privileges senior to our common stock. We cannot provide assurance that we will be able to raise additional funds on terms acceptable to us, if at all. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs, which would have a material adverse effect on our business plans, prospects, results of operations, and financial condition.

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

Our overall performance depends on economic conditions. Uncertainty posed by the imposition and refunding of tariffs, the fluctuating valuations of AI companies, ongoing conflicts in the Middle East and Ukraine, global sanctions on Russia, and trade tensions between the US and several of its trading partners, may continue to adversely impact the business community and financial markets for some time. Moreover, instability in the global economy affects countries, including the United States, with varying levels of severity, which makes the impact on our business complex and unpredictable. As an example, our IntelliCloud Payables Automation Solution is currently targeted to industries such as home-building and construction, which continues to be impacted by high interest rates, low demand, and fluctuating raw materials costs due to tariffs and other factors. During adverse economic conditions, many customers delay or reduce technology purchases. Contract negotiations are likely to become more protracted, or conditions could result in reductions in sales of our products, longer sales cycles, pressure on our margins, difficulties in collection of accounts receivable or delayed payments, increased default risks associated with our accounts receivable, slower adoption of new technologies, and increased price competition. In addition, the current rise in interest rates in the United States and global credit markets could adversely impact our ability to complete sales of our products and services, including subscription renewals. Any of these prolonged events are likely to cause a curtailment in government or corporate spending and delay or decrease customer purchases, and adversely affect our business, financial condition, and results of operations.

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

We conduct tests of our cybersecurity program on a regular basis that are designed to identify our cybersecurity risks. We use third-party security service providers and cybersecurity consultants to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats and review our cybersecurity program. The results of such reviews are reported to certain members of our senior management, who evaluate material risks from cybersecurity threats against our overall business objectives and report to our board of directors, which evaluates our overall enterprise risk. Within our senior management, our Chief Financial Officer and Chief Technology Officer (CTO) review our cybersecurity program at least annually. Our CTO is one of our founders and has been in technology since 1996. One of our board members has been employed with a cyber security company.

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

ITEM 2. PROPERTIES

On January 1, 2010, we entered into an agreement to lease 6,000 rentable square feet of office space in Columbus, Ohio, used for our corporate headquarters, Document Services operations, and a small portion of our Software operations. The lease commenced on January 1, 2010 and, pursuant to a lease extension dated September 18, 2021, the lease expires on December 31, 2028. The monthly rental payment is $5,400, with gradually higher annual increases each January up to $5,850 for the final year.

We lease 36,000 square feet of space in Madison Heights, Michigan as the main facility for our Document Services operations. 20,000 square feet is used for records storage services, with the remainder of the space used for production, sales, and administration. The monthly rental payment is $45,828 with a lease term continuing until August 31, 2026.

We also lease a separate 37,000 square foot building in Sterling Heights, Michigan for our Document Services operations, with most of the space used for document storage, except approximately 5,000 square feet, which is used for production. The monthly rental payment is $22,932, with gradually higher annual increases each May up to $24,171 for the final year, and with a lease term continuing to April 30, 2028.

We lease office space in Traverse City, Michigan for Document Services production, for which we signed a five-year extension in 2025, resulting in increased right of use assets and operating lease liabilities. The monthly rental payment is $5,400, with gradually higher annual increases each February up to $5,750 for the final year, and with a lease term continuing until January 31, 2031.

We also lease and use vehicles and scanners for logistics pertaining to our Document Services segment, primarily pickup and delivery of client materials, including storage and retrieval operations. The monthly rental payments for these vehicles total $10,153, with lease terms continuing until September 30, 2028.

We also lease and use an additional temporary office space in Madison Heights for our Document Services operations, with a monthly rental payment of $1,605 and a lease term on a month-to-month basis. We have made an accounting policy election to not record a right-of-use asset and lease liability for short-term leases, which are defined as leases with a lease term of 12 months or less. Instead, the lease payments are recognized as rent expense in the general and administrative expenses on the statements of income.

For each of the above listed leases, management has determined it will utilize the base rental period and have not considered any renewal periods.

We own and operate, for our Document Services segment, an extensive collection of the specialized equipment necessary for scanning images, converting microfilm to digital images or microfiche or vice-versa. We also have the ability to provide on-site capture operations for clients needing such services.

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

Holders

As of March 26, 2026 we had 81 stockholders of record. Such number of record stockholders does not include additional stockholders or other beneficial owners whose shares are held in street or nominee name by banks, brokerage firms, and other institutions on their behalf.

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

Unregistered Securities Issuances in Fiscal Year 2025

There have been no unregistered securities issuances in Fiscal Year 2025 that have not previously been disclosed in Current Reports on 8-K or Forms 10-Q.

Issuer Purchase of Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial conditions and results of operations for the fiscal years ended December 31, 2025 and 2024, should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. In this Annual Report, we sometimes refer to the twelve-month period ended December 31, 2025 as 2025, and to the twelve-month period ended December 31, 2024 as 2024.

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

How We Evaluate our Business Performance and Opportunities

The major qualitative and quantitative factors we consider in the evaluation of our operating results include the following:

●	With respect to our Software segment, our current strategy is to focus on cloud-based delivery of our software products. Our observation of industry trends leads us to anticipate that cloud-based delivery will continue to be our principal software business and a primary source of revenues for us, and we are seeing our customers migrate to cloud-based services. When we evaluate our results, we assess whether our cloud-based software revenues are increasing, relative to prior periods and relative to other sources of revenue.

●	With respect to our Document Services segment, our strategy is to maintain and grow our core document conversion business, while simultaneously leveraging our software products and services to provide more attractive total digital transformation solutions for the customers of our Document Services segment. Accordingly, when we evaluate our results for Document Services, we will assess whether our revenues increase with respect to the segment’s services, relative to prior periods, but we will also be assessing whether Document Services customers begin to make purchases of other products or services.

●	We are focused upon sales of our document services and software solutions through resellers and directly to our customers, with a further focus on select vertical markets. We assess whether our sales resulting from relationships with resellers are increasing, relative to prior periods and relative to direct sales to customers, and whether reseller or direct efforts offer the best opportunities for growth in our targeted vertical markets.

●	Our software sales cycle averages 1-3 months; however, large projects can be longer, lasting 4-6 months. When a software project begins, we generally perform pre-installation assessment, project scoping, and implementation consulting. Our document services have an even wider variance in sales cycles, from near-immediate to multi-year. We seek to manage the flow of work by maintaining a backlog of work orders not yet processed. Therefore, when we plan our business and evaluate our results, we consider the revenue we expect to recognize from projects in our late-stage software pipeline and in our document services backlog queue.

●	We monitor our costs and capital needs to ensure efficiency as well as an adequate level of support for our business plan.

●	While we are constantly focused on organic growth, we also continually monitor potential acquisitions of complementary solutions and expertise that are consistent with our core business. We look for acquisitions that can add value for our customers and are expected to be accretive to our financial performance.

Executive Overview of Results

2025 results reflected challenges on multiple, unrelated fronts. Our Document Services segment faced a temporary reduction in volume aligned with the renewal of our contract with our largest customer, which occurred June 1, 2025. We have since taken orders to refill our project backlog and have resumed operating at more historical levels. Additionally, our Software segment faced market headwinds in the two major vertical markets we are pursuing, construction/homebuilding and K-12 Education. The homebuilding industry had a poor year which in turn resulted in curtailed spending across the board, including our solutions. K-12 Education faced uncertainty in federal funding levels and budget challenges, resulting in a similar spending hiatus for our solutions. Our margins remained stable by revenue source and we generated positive operating cash flow in 2025.

Operating expenses for 2025 increased 10.2%, primarily driven by intentional investments in sales and marketing to accelerate revenue growth, plus investments in general and administrative to further improve security and compliance and to better scale, as well as expanding our development team to bring product enhancements to market more swiftly.

Below are our key financial results for 2025 (consolidated unless otherwise noted):

●	Revenues were $16,583,446, representing revenue contraction of 8.0% year over year.

●	Cost of revenues was $5,630,862, a decrease of 15.3% year over year.

●	Operating expenses (excluding cost of revenues) were $12,741,153, an increase of 10.4% year over year.

●	Loss from operations was $1,788,569, compared to loss from operations of $173,505 for 2024.

●	Net loss was $1,872,895 with basic and diluted net loss per share of $0.44, compared to net loss of $546,215 with basic and diluted net loss per share of $0.13 for 2024.

●	Net cash provided by operating activities was $933,871, compared to $3,858,160 for 2024.

●	Investing activities include both capitalization of internal use software of $469,602, compared to $388,570 for 2024 and purchases of property and equipment of $354,378, compared to $439,203 for 2024.

●	Financing activities included $1,339,500 in full repayment of our notes payables, primarily utilizing $1,621,325 in net proceeds from the issuance of common stock via our at-the-market offering of common stock.

●	As of December 31, 2025, we had 167 employees, including 19 part-time employees, compared to 154 employees, including 16 part-time employees, as of December 31, 2024.

Financial Impact of Current Economic Conditions

Our overall performance depends on economic conditions, and our continuing growth will be due in part to continued growth in the US economy and stability of state and local governmental spending in the US. We do not have direct risk exposure to federal spending levels, but we could face exposure indirectly if federal spending reductions have a corresponding effect on state and local budgets, particularly in the K-12 Education sector. Our performance will also continue to be affected by any increased wage inflation, as well as modest GDP growth rates.

Volatility from trade protectionism is likely to have a minimal direct impact on us because we consume relatively little in raw materials. However, we have customers in industries that are likely to be affected, such as homebuilding and construction. Any industry-specific or macroeconomic downturn could affect our customers’ and potential customers’ budgets for technology procurement and stall our growth plans. However, absent economic disruptions, and based on the current trend of our business operations and our continued focus on strategic initiatives to grow our customer base, we believe in the strength of our brand and our focus on our strategic priorities.

Reportable Segments

We have two reportable segments: Software and Document Services. These reportable segments are discussed above under “Item 1. Business.” We have recently renamed our reportable segments, but we have not changed the revenue streams constituting each segment. Our Software segment was previously referred to as Document Management, and our Document Services segment was previously referred to as Document Conversion.

Results of Operations

Revenues

The following table sets forth our revenues by reportable segment for the periods indicated:

	For the years ended December 31,
	2025	2024
Revenues by segment
Software	$8,013,147	$7,523,874
Document Services	8,570,299	10,494,499
Total revenues	$16,583,446	$18,018,373

The following table sets forth our revenues by revenue source for the periods indicated:

	For the years ended December 31,
	2025	2024

Revenues:
Software as a service	$6,331,167	$5,688,936
Software maintenance services	1,283,332	1,410,387
Professional services	8,141,155	10,017,974
Storage and retrieval services	827,792	901,076
Total revenues	$16,583,446	$18,018,373

The following tables sets forth our revenues by revenue source and segment for the periods indicated:

	For the years ended December 31,
	2025	2024

Software segment revenues:
Software as a service	$6,331,167	$5,688,936
Software maintenance services	1,283,332	1,410,387
Professional services	398,648	424,551
Total Software segment revenues	$8,013,147	$7,523,874

	For the years ended December 31,
	2025	2024

Document Services segment revenues:
Professional services	$7,742,507	$9,593,423
Storage and retrieval services	827,792	901,076
Total Document Services segment revenues	$8,570,299	$10,494,499

Our total revenues in 2025 decreased by $1,434,927, or 8.0%, from 2024 revenues, primarily driven by our Document Services professional services, due to a reduction in volume from our largest customer, more than offsetting growth of 11.3% in software as a service.

Software as a Service Revenues

We provide access to our software solutions as a service, accessible through the internet. Our customers typically enter into our software as a service agreement for periods of one year or more. Under these agreements, we generally provide access to the applicable software, data storage and related customer assistance and support. Revenues from the sale of software as a service, which are reported as part of our Software segment increased by $642,231, or 11.3% in 2025 compared to 2024. This increase was primarily the result of new cloud-based solution sales, primarily our IntelliCloud Payables Automation Solutions. The payables automation growth was partially offset by weakness in our traditional content management solutions, including YellowFolder in K-12, which was relatively flat year over year.

Software Maintenance Services Revenues

Software maintenance services revenues consist of fees for post-contract customer support services provided to license (premise-based) holders through support and maintenance agreements. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. A substantial portion of these revenues were generated from renewals of maintenance agreements, which typically run on a year-to-year basis. Revenues from the sale of software maintenance services, which are reported as part of our Software segment, decreased by $127,055, or 9.0%, in 2025 compared to 2024. The decrease was driven by slightly increased attrition and some migrations to our SAAS solutions more than offsetting price increases.

Professional Services Revenues

Professional services revenues primarily consist of revenues from document scanning and conversion services, plus consulting, discovery, training, and advisory services to assist customers with document management needs. These revenues include arrangements that do not involve the sale of software. Of our total 2025 professional services revenues of $8,141,155, $7,742,507 was derived from our Document Services operations and $398,648 was derived from our Software operations. Our overall professional services revenues decreased by $1,876,819, or 18.7%, in 2025 compared to 2024. This decrease is the result of reduced scanning projects in our Document Services segment, due to timing of projects, which experienced an unusually low ebb in backlog that corresponded with the expiry of our prior contract with our largest customer, prior to the renewal on June 1, 2025. We have since taken orders to refill the backlog and have experienced the ramp up in production in Q4 2025, which was just 1.8% below Q4 2024.

Storage and Retrieval Services Revenues

We provide document storage and retrieval services to customers, primarily in Michigan. Revenues from storage and retrieval services, which are reported as part of our Document Services segment, decreased by $73,284, or 8.1%, during 2025 compared to 2024. This decrease was the result of a reduction in volume of work from our largest storage and retrieval customer, Rocket Mortgage, due to reduced document destruction as well as the continued impact of the slowdown in the home mortgage and refinancing industry.

Costs of Revenues and Gross Profits

The following table sets forth our cost of revenues by reportable segment for the periods indicated:

	For the years ended December 31,
	2025	2024
Cost of revenues by segment
Software	$1,087,207	$978,262
Document Services	4,543,655	5,671,727
Total cost of revenues	$5,630,862	$6,649,989

The following table sets forth our cost of revenues, by revenue source, for the periods indicated:

	For the years ended December 31,
	2025	2024

Cost of revenues:
Software as a service	$942,885	$856,774
Software maintenance services	54,838	57,667
Professional services	4,356,066	5,387,545
Storage and retrieval services	277,073	348,003
Total cost of revenues	$5,630,862	$6,649,989

The following tables sets forth our cost of revenues by revenue source and segment for the periods indicated:

	For the years ended December 31,
	2025	2024

Software segment cost of revenues:
Software as a service	$942,885	$856,774
Software maintenance services	54,838	57,667
Professional services	89,484	63,821
Total Software segment cost of revenues	$1,087,207	$978,262

	For the years ended December 31,
	2025	2024

Document Services segment cost of revenues:
Professional services	$4,266,582	$5,323,724
Storage and retrieval services	277,073	348,003
Total Document Services segment cost of revenues	$4,543,655	$5,671,727

Our total cost of revenues during 2025 decreased by $1,019,127 or 15.3%, from 2024. Our cost of revenues for our Software segment increased by $108,945, or 11.1%, impacted by the increased volume in sales of software and professional services in that segment. Our cost of revenues for our Document Services segment decreased by $1,128,072, or 19.9%, in 2025 compared to 2024, corresponding with the reduction in revenues.

	For the years ended December 31,
	2025	2024

Gross profit by segment
Software	$6,925,940	$6,545,612
Document Services	4,026,644	4,822,772
Total gross profit	$10,952,584	$11,368,384

	For the years ended December 31,
	2025	2024

Gross profit:
Software as a service	$5,388,282	$4,832,162
Software maintenance services	1,228,494	1,352,720
Professional services	3,785,089	4,630,429
Storage and retrieval services	550,719	553,073
Total gross profit	$10,952,584	$11,368,384

Gross profit percentage:
Software as a service	85.1%	84.9%
Software maintenance services	95.7%	95.9%
Professional services	46.5%	46.2%
Storage and retrieval services	66.5%	61.4%
Total gross profit percentage	66.0%	63.1%

Our overall gross profit increased to 66.0% in 2025 from 63.1% in 2024. The revenue mix between segments shifted favorably, with more relative revenue from SaaS and less from professional services in 2025 compared to 2024, driving the increase in total margin percent. Gross profit margins within each revenue line were stable, except for the increase in storage and retrieval from reduced destruction costs.

Cost of Software as a Service

Cost of software as a service, or SaaS, consists primarily of technical support personnel, hosting services, and related costs. Cost of software as a service increased by $86,111, or 10.1%, from 2024. Cost of software as a service is impacted by increasing our implementations team and support desk, as well as periodic improvements to infrastructure, which occurred in 2024 and 2025 but was more than offset by a reduction in support calls. As a result, in 2025, our gross margin increased slightly to 85.1% from 84.9% in 2024.

Cost of Software Maintenance Services

Cost of software maintenance services consists primarily of technical support personnel and related costs. Cost of software maintenance services decreased by $2,829, or 4.9%, in 2025 from 2024, which is in line with the reduced sales volume for this revenue line. As a result, our gross margin for software maintenance services decreased slightly to 95.7% in 2025 compared to 95.9% in 2024.

Cost of Professional Services

Cost of professional services consists primarily of compensation for employees performing the document conversion services, compensation of our software engineers and implementation consultants and related third-party costs. Cost of professional services decreased in 2025 by $1,031,479, or 19.1%, from 2024, slightly exceeding the decrease in revenues of 18.7% for the year. Consolidated, our gross margin for professional services increased to 46.5% during 2025 compared to 46.2% in 2024. In our Document Services segment, as inbound document conversion project volume dipped, we adjusted our workforce accordingly, reducing temporary workers first, wherever possible. Due to the manual nature of the prepping and scanning work required to convert documents from paper to digital, we have maintained staff to the levels of the work available. As a result of our ability to match costs with revenues, our gross profit margin percent for professional services remained stable despite the reduction in volume, at 44.9% compared to 44.5% in 2024. In our much smaller Software segment, our professional services cost of professional services increased more significantly than the sales revenue, due to the nature of the projects completed, resulting in gross profit margin percentages for professional services in our Software segment decreasing to 77.6% in 2025 compared to 85.0% during 2024. 2024 was a strong margin year, as 2023 was 71.0%. Gross margins may vary in professional services, depending on the type of project, such as paper scanning, micrographics, or consulting services, as well as depending upon the nature of each project and the amount of labor required to complete that project.

Cost of Storage and Retrieval Services

Cost of storage and retrieval services consists primarily of compensation for employees performing the document storage and retrieval services, including logistics, provided primarily by our Michigan operations and to a much lesser extent, our K-12 customers in Texas. Cost of storage and retrieval services decreased by $70,930, or 20.4%, during 2025 compared to 2024. The decrease was greater than the revenue decrease of 8.1% due to a significant decrease in document destruction, which carries a higher cost than other components of storage and retrieval. Document destruction was unusually high in 2024. Gross margins for our storage and retrieval services, which exclude the cost of facilities rental, maintenance, and related overheads, increased to 66.5% during 2025 compared to 61.4% in 2024.

Operating Expenses

The following table sets forth our operating expenses for the periods indicated:

	For the years ended December 31,
	2025	2024

Operating expenses:
General and administrative	$8,690,615	$8,010,025
Sales and marketing	2,804,898	2,403,251
Depreciation and amortization	1,245,640	1,128,613

Total operating expenses	$12,741,153	$11,541,889

General and Administrative Expenses

General and administrative expenses increased in 2025 by $680,590, or 8.5%, over 2024. Share-based compensation expense continues to be a significant portion of general and administrative expense, amounting to $1,287,242 in 2025 compared to $1,496,774 in 2024. The share-based compensation expense components for 2025 and 2024 are described in the following table:

	For the years ended
	December 31,
	2025	2024
Share based compensation expense components:
Stock options granted 2020 and 2022	$391,809	$690,819
Restricted stock awards granted	895,433	805,955
Total share-based compensation expense	1,287,242	1,496,774
Less amount related to cashless exercise	(283,399)	(69,525)
Share based compensation equity impact	$1,003,843	$1,427,249

Excluding the share-based compensation expense, total general and administrative expenses increased by $890,122, or 13.7% in 2025 over 2024, related to investments made in order to scale, including expanding our development and service delivery teams, enhancing our IT systems monitoring, and our SOC2 accreditation process, as well as wage increases.

Sales and Marketing Expenses

Sales and marketing expenses increased by $401,647, or 16.7%, in 2025 over 2024. The increases were primarily driven by the expansion of our sales and marketing teams as part of our investments intended to accelerate our sales. Additionally, we increased our spending on lead generation, primarily through an outsourced service, on consolidating our customer relationship management tools, and on select campaigns and increased travel and trade show materials and attendance.

Depreciation and Amortization

Depreciation and amortization increased by $117,027, or 10.4%, in 2025 over 2024, driven by both increased amortization on capitalizable software, which has increased in recent quarters as we bring new functionality to our payables automation solution, and by purchases of server hardware in 2025 and 2024 to update our infrastructure.

Other Items of Income and Expense

Interest Expense

Interest expense, net was $84,326 during 2025 as compared with $372,710 during 2024, representing a decrease of $288,384 or 77.4%. The decrease resulted from reduced interest expense from principal repayments in March, June, and August 2024 and culminating in June 2025 with full repayment of notes payable.

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

In recent years we engaged in several actions that significantly improved our liquidity and cash flows, including (i) effective June 1, 2025 through May 31, 2030, securing a renewal contract with our largest customer, (ii) on May 28, 2025, commencing an at-the-market offering, discussed below, (iii) repaying all of our debt securities as of June 18, 2025, and (iv) effective February 16, 2026, securing a line of credit through JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) in the amount of $1 million, as discussed in more detail below.

At December 31, 2025, we had $2.5 million in cash and cash equivalents, net working capital of $0.2 million, which includes $3.4 million in deferred revenues. Based on our current plans and assumptions, we believe our capital resources, including our cash and cash equivalents, along with funds expected to be generated from our operations and potential financing options, will be sufficient to meet our anticipated cash flow needs for at least the next 12 months, including to satisfy our expected working capital needs and our capital and debt service commitments over that period.

Our future cash resources and capital requirements may vary materially from those now planned. For example, from time to time we evaluate opportunities to expand our current offerings or to develop new products and services and technology or to acquire or invest in complementary businesses, which could increase our capital needs. Our ability to meet our capital needs in the short term will depend on many factors, including maintaining and enhancing our operating cash flow and successfully retaining and growing our client base in the midst of continuing uncertainty regarding inflation and economic growth, the impact of AI disruption in our markets, the timing of sales, the success of our new business partners expanding our product and service lines, the mix of products and services, unanticipated events over which we have no control increasing our operating costs or reducing our revenues beyond our current expectations, and other factors discussed in this Annual Report.

We believe we could seek additional debt or equity financing on acceptable terms. However, our ability to obtain additional capital, or to modify our existing debt arrangements, when needed or desired, will depend on many factors, including general economic and market conditions, our operating performance and investor and lender sentiment, and thus cannot be assured.

At-the-Market Offering

We maintain an effective registration statement covering up to $12.9 million of common stock, warrants, and units. The registration statement includes a prospectus covering the offer, issuance and sale of up to $10.0 million in our common stock from time to time in “at-the-market offerings” pursuant to an At the Market Agreement (the “ATM Program”) with Lucid Capital Markets, LLC as our sales agent. We have sold 145,938 shares of our common stock pursuant to the ATM Program during 2025, and received aggregate net proceeds totaling $1,621,325. As of the filing date of this Annual Report, approximately $8.2 million remained available under the ATM Program

Indebtedness

As of December 31, 2025, we have no outstanding indebtedness. On June 18, 2025, we repaid the remaining outstanding principal and interest on our 2022 Notes. See Note 6 and Note 7 to our consolidated financial statements included in Part II, Item 8 of this Annual Report for further information on the 2022 Notes.

On February 16, 2026, we entered into a $1 million secured term loan line of credit pursuant to a Credit Agreement (the “Credit Agreement”) and other related agreements with JPMorgan Chase. The line of credit will expire on December 31, 2026 unless renewed by mutual agreement of the Company and JPMorgan Chase. The Company expects the proceeds of any borrowings under the line of credit to be used for, among other things, working capital, capital expenditures, and general corporate purposes.

Capital Expenditures

We anticipate capital expenditures in the range of $750,000 to $1 million for 2026, although there were no material commitments for capital expenditures at December 31, 2025. This is higher than recent years as we continue to refresh aging servers and evaluate a project to expand our storage and retrieval offering.

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

Net cash provided by operating activities during 2025 was $933,871, primarily attributable to the net loss adjusted for non-cash expenses of $2,758,386, a decrease in operating assets of 203,257 and a decrease in operating liabilities of $154,877. Net cash provided by operating activities during 2024 was $3,858,160, primarily attributable to the net loss adjusted for non-cash expenses of $2,840,747, a decrease in operating assets of $812,924 and an increase in operating liabilities of $750,704.

Cash Used in Investing Activities.

Net cash used in investing activities in 2025 was $823,980, including purchases of property and equipment of $354,378, which included server and laptop upgrades, and $469,602 in capitalized internal use software. Net cash used in investing activities in 2024 was $827,773, including purchases of property and equipment of $439,203, which included server upgrades, and $388,570 in capitalized internal use software.

Cash Used in Financing Activities.

Net cash used by financing activities during 2025 amounted to $70,846, including $1,797,106 in gross proceeds from the issuance of common stock, offset by $175,781 in costs paid for issuance of common stock, $69,260 in the principal portion of payments on the finance lease liabilities, $1,339,500 in repayment of notes payable, and $283,411 related to share-based compensation and warrants, primarily withholdings on vesting of restricted stock awards. Net cash used in financing activities during 2024 amounted to $1,625,000 in repayment of notes payable and $61,874 in payments for the principal portion of finance lease liabilities, as well as $69,525 in payments to taxing authorities in connection with shares directly withheld from employees.

Critical Accounting Policies and Estimates

These critical accounting policies and estimates made by management should be read in conjunction with Note 3 Summary of Significant Accounting Policies to the Consolidated Financial Statements.

The preparation of our consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. We monitor and analyze these items for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. The actual results experienced by us may differ materially from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

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

Business Acquisition, Goodwill and Intangibles Assets

The Company’s impairment analyses for goodwill and indefinite-lived intangible assets involve significant judgments and estimates that can materially affect the amount and timing of impairment charges, if any, recognized in the consolidated financial statements. Goodwill is tested for impairment at the reporting unit level at least annually as of December 31, 2025, or more frequently when events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount.

When the Company performs a quantitative goodwill impairment test, the estimated fair value of each reporting unit is determined using valuation techniques that may include a discounted cash flow (“DCF”) analysis, market multiples of comparable publicly traded companies, and/or recent transaction multiples. These valuation models require the Company to make assumptions about future revenues and margins, long-term growth rates, discount rates, working capital needs, and capital expenditure requirements. The discount rates used in the DCF analyses are intended to reflect the risk and uncertainty inherent in the projected cash flows of the reporting unit. Changes in any of these assumptions, individually or in combination, could materially affect the estimated fair value of the reporting units and the determination of whether goodwill is impaired.

Finite-lived intangible assets are evaluated for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable, such as adverse changes in projected cash flows, loss of key customers, or significant negative industry or economic trends. Recoverability is assessed by comparing the carrying amount of the asset or asset group to the sum of the undiscounted cash flows expected to be generated by the asset or asset group. If the carrying amount is not recoverable on this basis, the impairment loss is measured as the excess of carrying amount over fair value, which is estimated using an income or market approach as appropriate.

Because these estimates and assumptions are inherently subjective and forward-looking, they are subject to a high degree of uncertainty. Actual results may differ from the Company’s estimates, and such differences could result in the recognition of material impairment charges in future periods if the fair values of reporting units or intangible assets decline below their carrying amounts

Accounts Receivable, Unbilled

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

In accordance with ASC 350-40, “Internal-Use Software,” we capitalize purchase and implementation costs of internal use software. Once an application has reached development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable that the expenditure will result in additional functionality. Such costs in the amount of $469,602 were capitalized during 2025. Such costs in the amount $388,570 were capitalized during 2024.

Capitalized costs are stated at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the related assets on a straight-line basis, which is three years.

Stock-Based Compensation

We maintain three stock-based compensation plans. We account for stock-based payments to employees and directors in accordance with ASC 718, “Compensation - Stock Compensation.” Stock-based payments to employees include grants of stock that are recognized in the consolidated statements of income based on their fair values at the date of grant. We account for stock-based payments to non-employees in accordance with ASC 718, “Compensation - Stock Compensation,” which requires that such equity instruments are recorded at their fair value on the grant date. The Company issues common stock under its share-based payment plans from authorized and unissued shares.

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

The Company has elected to account for forfeitures of share-based awards as they occur. As a result, the Company does not estimate expected forfeitures when determining the amount of share-based compensation expense to recognize. Instead, previously recognized compensation cost is reversed in the period in which an award is forfeited, and no additional expense is recognized for awards that do not vest.

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

To the Stockholders and Board of Directors

Intellinetics, Inc. and Subsidiaries

Columbus, Ohio

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Intellinetics, Inc. and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
Columbus, Ohio
March 30, 2026

INTELLINETICS, INC. and SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2025	2024

ASSETS

Current assets:
Cash	$2,528,281	$2,489,236
Accounts receivable, net	1,239,802	1,111,504
Accounts receivable, unbilled	909,574	1,296,524
Parts and supplies, net	173,295	100,561
Prepaid expenses and other current assets	378,305	476,731
Total current assets	5,229,257	5,474,556

Property and equipment, net	1,092,694	1,093,867
Right of use assets, operating	1,394,806	1,894,866
Right of use assets, finance	164,998	237,741
Intangible assets, net	2,906,188	3,399,029
Goodwill	5,789,821	5,789,821
Other assets	727,808	685,076
Total assets	$17,305,572	$18,574,956

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$284,680	$310,623
Accrued compensation	410,368	493,700
Accrued expenses	199,995	172,421
Lease liabilities, operating - current	721,879	842,468
Lease liabilities, finance - current	67,935	69,261
Deferred revenues	3,371,263	3,411,852
Notes payable - current	-	781,936
Notes payable - related party - current	-	515,512
Total current liabilities	5,056,120	6,597,773

Long-term liabilities:
Lease liabilities, operating - net of current portion	749,346	1,161,404
Lease liabilities, finance - net of current portion	116,090	184,024
Total long-term liabilities	865,436	1,345,428
Total liabilities	5,921,556	7,943,201

Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized; 4,479,123 and 4,249,735 shares issued and outstanding at December 31, 2025 and 2024, respectively	4,479	4,250
Additional paid-in capital	34,893,670	32,268,743
Accumulated deficit	(23,514,133)	(21,641,238)
Total stockholders’ equity	11,384,016	10,631,755
Total liabilities and stockholders’ equity	$17,305,572	$18,574,956

See Notes to these Consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Consolidated Statements of Operations

	For the Twelve Months Ended December 31,
	2025	2024

Revenues:
Software as a service	$6,331,167	5,688,936
Software maintenance services	1,283,332	1,410,387
Professional services	8,141,155	10,017,974
Storage and retrieval services	827,792	901,076
Total revenues	16,583,446	18,018,373

Cost of revenues:
Software as a service	942,885	856,774
Software maintenance services	54,838	57,667
Professional services	4,356,066	5,387,545
Storage and retrieval services	277,073	348,003
Total cost of revenues	5,630,862	6,649,989

Gross profit	10,952,584	11,368,384

Operating expenses:
General and administrative	8,690,615	8,010,025
Sales and marketing	2,804,898	2,403,251
Depreciation and amortization	1,245,640	1,128,613

Total operating expenses	12,741,153	11,541,889

Loss from operations	(1,788,569)	(173,505)

Interest income (expense), net	(84,326)	(372,710)

Net loss	$(1,872,895)	$(546,215)

Basic net loss per share:	$(0.44)	$(0.13)
Diluted net loss per share:	$(0.44)	$(0.13)

Weighted average number of common shares outstanding - basic	4,301,131	4,201,401
Weighted average number of common shares outstanding - diluted	4,301,131	4,201,401

See Notes to these Consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

For the Twelve Months Ended December 31, 2025 and 2024

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2023	4,113,621	$4,114	$30,841,630	$(21,095,023)	$9,750,721

Stock compensation - stock options	-	-	690,819	-	690,819

Stock option exercise	18,929	19	(19)		-

Stock compensation - restricted shares	117,185	117	736,313	-	736,430

Net loss	-	-	-	(546,215)	(546,215)

Balance, December 31, 2024	4,249,735	$4,250	$32,268,743	$(21,641,238)	$10,631,755

Balance, December 31, 2024	4,249,735	$4,250	$32,268,743	$(21,641,238)	$10,631,755

Stock compensation - stock options	-	-	391,809	-	391,809

Stock option exercise	20,380	20	(20,205)	-	(20,185)

Stock compensation - restricted shares	53,529	54	632,165	-	632,219

Warrant exercise	9,541	9	(21)	-	(12)

Equity issue, net of issuance costs of $175,781	145,938	146	1,621,179	-	1,621,325

Net loss	-	-	-	(1,872,895)	(1,872,895)

Balance, December 31, 2025	4,479,123	$4,479	$34,893,670	$(23,514,133)	$11,384,016

See Notes to these Consolidated financial statements

INTELLINETICS, INC. and SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Twelve Months Ended December 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(1,872,895)	$(546,215)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,245,640	1,128,613
Bad debt expense (recovery)	81,087	(9,117)
Loss on disposal of fixed assets	29,622	547
Amortization of deferred financing costs	42,052	152,604
Amortization of right of use assets, financing	72,743	71,326
Share-based compensation	1,287,242	1,496,774
Changes in operating assets and liabilities:
Accounts receivable	(209,385)	747,988
Accounts receivable, unbilled	386,950	24,313
Parts and supplies	(72,734)	9,711
Prepaid expenses and other current assets	98,426	30,912
Accounts payable and accrued expenses	(81,701)	280,303
Operating lease assets and liabilities, net	(32,587)	(13,643)
Deferred revenues	(40,589)	484,044
Total adjustments	2,806,766	4,404,375
Net cash provided by operating activities	933,871	3,858,160

Cash flows from investing activities:
Capitalization of internal use software	(469,602)	(388,570)
Purchases of property and equipment	(354,378)	(439,203)
Net cash used in investing activities	(823,980)	(827,773)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,797,106	-
Offering costs paid on issuance of common stock	(175,781)	-
Principal payments on financing lease liability	(69,260)	(61,874)
Payments to taxing authorities in connection with shares directly withheld from employees	(283,399)	(69,525)
Exercise of stock warrants	(12)	-
Repayment of notes payable	(807,331)	(1,307,169)
Repayment of notes payable - related parties	(532,169)	(317,831)
Net cash (used in) financing activities	(70,846)	(1,756,399)

Net increase in cash	39,045	1,273,988
Cash - beginning of period	2,489,236	1,215,248
Cash - end of period	$2,528,281	$2,489,236

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$74,425	$258,646
Cash paid during the period for income taxes	$28,027	$20,259

Supplemental disclosure of non-cash financing activities:
Right-of-use asset obtained in exchange for operating lease liability	$311,368	$-
Right-of-use asset obtained in exchange for finance lease liability	$-	$89,289

See Notes to these Consolidated financial statements

INTELLINETICS, INC. AND SUBSIDIARIES

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

Our digital transformation products and services are provided through two reporting segments: Software and Document Services. Our Software segment, which includes the Yellow Folder assets acquired in April 2022 and the CEO Image asset acquired in April 2020, consists primarily of solutions involving our software platform, allowing customers to capture and manage their documents across operations such as scanned hard-copy documents and digital documents including those from Microsoft Office 365, digital images, audio, video and emails. Our Document Services segment, which includes and primarily consists of the Graphic Sciences acquisition, provides assistance to customers as a part of their overall document strategy to convert documents from one medium to another, predominantly paper to digital, including migration to our software solutions, as well as long-term storage and retrieval services. Our solutions create value for customers by making it easy to connect business-critical documents to the people who need them by making those documents easy to find and access, while also being secure and compliant with the customers’ audit requirements. Solutions are sold both directly to end-users and through resellers.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses. By their nature, these estimates and assumptions are subject to an inherent degree of uncertainty. The impact of inflation, the increased prominence of artificial intelligence, and domestic and global geo-political events including tariffs and military conflicts have significantly increased economic and demand uncertainty. Because future events and their effects cannot be determined with precision, actual results could differ significantly from estimated amounts.

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

a) Sale of software as a service

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

b) Sale of software maintenance services

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

c) Sale of professional services

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

d) Sale of storage and retrieval services

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

e) Arrangements with multiple performance obligations

In addition to selling software as a service, software maintenance services, professional services, and storage and retrieval services on a stand-alone basis, a portion of our contracts include multiple performance obligations. For contracts with multiple performance obligations, we allocate the transaction price of the contract to each distinct performance obligation, on a relative basis using its standalone selling price. We determine the standalone selling price based on the price charged for the deliverable when sold separately.

f) Contract balances

When the timing of our delivery of goods or services is different from the timing of payments made by customers, we recognize either a contract asset (performance precedes contractual due date) or a contract liability (customer payment precedes performance). Customers that prepay are represented by deferred revenue until the performance obligation is satisfied. Contract assets represent arrangements in which the good or service has been delivered but payment is not yet due. Our contract assets consisted of accounts receivable, unbilled, which are disclosed on the consolidated balance sheets, as well as contract assets which are comprised of employee sales commissions paid in advance of contract periods ending, which are included in prepaid expenses and other current assets on the consolidated balance sheets. Our contract liabilities consisted of deferred (unearned) revenue, which is generally related to software as a service or software maintenance contracts. We classify deferred revenue as current based on the timing of when we expect to recognize revenue, which are disclosed on the consolidated balance sheets.

The following tables present changes in our accounts receivable and contract assets during the years ended December 31, 2025 and 2024:

	Balance at Beginning of Period	Billings	Payments Received	Balance at End of Period
Year ended December 31, 2025
Accounts receivable	$1,111,504	$16,991,029	$(16,862,731)	$1,239,802

Year ended December 31, 2024
Accounts receivable	$1,850,375	$18,712,905	$(19,451,776)	$1,111,504

	Balance at Beginning of Period	Revenue Recognized in Advance of Billings	Billings	Balance at End of Period
Year ended December 31, 2025
Accounts receivable, unbilled	$1,296,524	$4,909,988	$(5,296,938)	$909,574

Year ended December 31, 2024
Accounts receivable, unbilled	$1,320,837	$5,812,863	$(5,837,176)	$1,296,524

g) Deferred revenue

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

Remaining performance obligations represent the transaction price from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 99% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. As of December 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations for software as a service and software maintenance contracts with a duration greater than one year was $47,403. As of December 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations for software as a service and software maintenance contracts with a duration greater than one year was $44,971. This does not include revenue related to performance obligations that are part of a contract whose original expected duration is one year or less.

The following table presents changes in our contract liabilities during the years ended December 31, 2025 and 2024:

	Balance at Beginning of Period	Billings	Recognized Revenue	Balance at End of Period
Year ended December 31, 2025
Contract liabilities: Deferred revenue	$3,411,852	$7,618,798	$(7,659,387)	$3,371,263

Year ended December 31, 2024
Contract liabilities: Deferred revenue	$2,927,808	$8,071,221	$(7,587,177)	$3,411,852

h) Rights of return and customer acceptance

We do not generally offer variable consideration, financing components, rights of return or any other incentives such as concessions, product rotation, or price protection and, therefore, does not provide for or make estimates of rights of return and similar incentives. Our contracts with customers generally do not include customer acceptance clauses.

i) Reseller agreements

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

j) Contract costs

We capitalize the incremental costs of obtaining a contract with a customer. We have determined that certain sales commissions meet the requirement to be capitalized, and we amortize these costs on a consistent basis with the pattern of transfer of the goods and services in the contract. Total capitalized costs to obtain contracts are included in contract assets, which are included in prepaid expenses and other current assets on our consolidated balance sheets.

k) Sales taxes

Sales taxes charged to and collected from customers as part of our sales transactions are excluded from revenues, as well as the determination of transaction price for contracts with multiple performance obligations, and recorded as a liability to the applicable governmental taxing authority.

l) Disaggregation of revenue

We provide disaggregation of revenue based on product groupings in our consolidated statements of income as we believe this best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Revenues from contracts are primarily within the United States. International revenues were not material to the consolidated financial statements for the years ended December 31, 2025 and 2024.

m) Significant financing component

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

During the reporting period, the estimate of credit losses may change due to several factors including payment patterns of customers, changes in customer creditworthiness, and broader economic conditions. Such changes are captured in the financial statements to ensure they accurately reflect the company’s assessment of credit risk and expected losses at the end of each reporting period. Credit losses have been within management’s expectations. At December 31, 2025 and 2024, our allowance for credit losses was $39,514 and $55,907, respectively.

Changes in the allowance for credit losses for the periods ended December 31, 2025 and 2024 were as follows:

Trade Receivables
As of December 31, 2024	$(55,907)
(Provisions) reductions charged to operating results	$(81,087)
Account write-offs	$97,480
As of December 31, 2025	$(39,514)

Trade Receivables
As of December 31, 2023	$(124,103)
Reductions (provisions) charged to operating results	$9,117
Account write-offs	$59,079
As of December 31, 2024	$(55,907)

Parts and Supplies

Parts and supplies are valued at the lower of cost or net realizable value. Costs are determined using the first-in, first-out method. Parts and supplies are used for scanning and document conversion services. A provision for potentially obsolete or slow-moving parts and supplies inventory is made based on parts and supplies levels, future sales forecasted and management’s judgment of potentially obsolete parts and supplies. We recorded an allowance of $0 and $61,500 at December 31, 2025 and 2024, respectively.

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

Recoverability is assessed based on comparing the carrying amount of the asset to the aggregate pre-tax undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group. Impairment is recognized when the carrying amount is not recoverable and exceeds the fair value of the asset or asset group. The impairment loss, if any, is measured as the amount by which the carrying amount exceeds fair value, which for this purpose is based upon the discounted projected future cash flows of the asset or asset group. There was no impairment of long lived assets in the twelve month periods ended 2025 or 2024.

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

In accordance with ASC 350-40, “Internal-Use Software,” we capitalize purchase and implementation costs of internal use software. Once an application has reached development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable that the expenditure will result in additional functionality. Such costs in the amount of $469,602 were capitalized during 2025. Such costs in the amount of $388,570 were capitalized during 2024.

Capitalized costs are stated at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the related assets on a straight-line basis, which is three years. At December 31, 2025 and 2024, our consolidated balance sheets included $713,024 and $670,292, respectively, in other long-term assets.

For the years ended December 31, 2025 and 2024, our expensed software development costs were $767,398 and $690,926, respectively.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which amends the guidance in ASC 740, Income Taxes. The ASU is intended to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 became effective for us for the fiscal year ending December 31, 2025 and we applied the amendments retrospectively to all prior periods presented in our consolidated financial statements. See the Income Taxes section of this Note 3 to our consolidated financial statements for more information regarding our income tax disclosures.

Recently Issued Accounting Pronouncements Not Yet Effective

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

Advertising

We expense the cost of advertising as incurred. Advertising expense for the years ended December 31, 2025 and 2024 amounted to $95,079 and 70,242, respectively.

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

We have outstanding warrants and stock options which have not been included in the calculation of diluted net loss per share for the twelve months ended December 31, 2025 and 2024 because to do so would be anti-dilutive. As such, the numerator and the denominator used in computing both basic and diluted net loss per share for those periods are the same.

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

Deferred income taxes are recognized for the tax consequences in future years of temporary differences between the financial reporting and tax bases of assets and liabilities as of each period-end based on enacted tax laws and statutory rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A 100% valuation allowance has been established on deferred tax assets at December 31, 2025 and 2024, due to the uncertainty of our ability to realize future taxable income.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	December 31, 2025	December 31, 2024
Deferred tax assets
Reserves and accruals not currently deductible for tax purposes	$342,134	$133,774
Amortizable assets	53,977	292,663
Net operating loss carryforwards	3,896,775	4,508,013
	4,292,886	4,934,450
Deferred tax liabilities
Amortizable assets	(380,095)	(192,663)
Property and equipment	(242,709)	(222,140)
Net deferred tax assets	3,670,082	4,519,647
Valuation allowance	(3,670,082)	(4,519,647)
	$-	$-

As of December 31, 2025 and 2024, we had federal net operating loss carry forwards, which can be utilized to offset future federal income tax of approximately $18.0 million and $15.8 million, respectively. Section 382 of the Internal Revenue Code limits the utilization of net operating losses during certain ownership changes. We have performed an analysis of our ownership changes and have determined that approximately $7.8 million of our net operating losses are subject to an annual limitation. We do not expect that Section 382 will limit the utilization of the net operating loss carry forwards in 2025. A portion of the federal and state net operating loss carry forwards expire at various dates through 2038, and a portion of the net operating loss carry forwards have an indefinite carry forward period. We recorded a valuation allowance against all of our deferred tax assets as of both December 31, 2025 and 2024. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

Additional disclosures required under ASU 2023-09 to enhance income tax transparency, which we have adopted on a prospective basis, are as follows for the year ended December 31, 2025:

	Federal Tax Effected	Tax Rate
Income tax benefit at federal statutory rate	$(393,308)	21.00%

Permanent items
Share-based compensation expense	9,130	-0.49
Meals and entertainment	5,565	-0.30

Deferred items
Valuation allowance	388,043	-20.72
Depreciation	(9,429)	0.51

Tax rate reconciling items greater than 5% include:

●	Share-based compensation expense. The company issues various forms of share-based compensation. The two forms associated with temporary timing difference are Restricted Stock Awards and Non Qualified Stock Options.
	○	Restricted stock awards: Expensed for U.S. GAAP over the requisite service period, awards vest over a three year period. Tax will get the deduction as they vest.
	○	Non Qualified Stock Options: Expensed for U.S. GAAP over the requisite service period, tax will get the deduction on exercise.
●	Valuation allowance. A valuation allowance assessment was performed and a full valuation allowance is recorded against our net deferred tax asset position.

State income taxes paid during the period ended December 31, 2025 include:

State	Taxes Paid
TX	$10,000
NJ	4,000
MI	2,500
CA	1,700
IL	1,000
NC	200

Segment Information

Operating segments are defined in the criteria established under ASC 280, “Segment Reporting,” as components of public entities that engage in business activities from which they may earn revenues and incur expenses for which separate financial information is available and which is evaluated regularly by our chief operating decision maker (“CODM”) in deciding how to assess performance and allocate resources. Our CODM, the President and Chief Executive Officer, assesses performance and allocates resources based on two operating segments: Software and Document Services.

The Software segment provides cloud-based and premise-based content services software, including document management and payables automation. Its modular suite of solutions complements existing operating and accounting systems to serve a mission-critical role for organizations to make content secure, compliant, and process-ready. This segment conducts its primary operations in the United States. Markets served include highly regulated, risk and compliance-intensive markets in K-12 education, public safety, other public sector, healthcare, risk management, financial services, and others. Solutions are sold both directly to end-users and through resellers.

The Document Services segment provides services for scanning and indexing, converting images from paper to digital, paper to microfilm, and microfiche to microfilm, as well as long-term physical document storage and retrieval. This segment conducts its primary operations in the United States. Markets served include businesses and state, county, and municipal governments. Solutions are sold both directly to end-users and through resellers.

These segments contain individual business components that have been combined on the basis of common management, customers, solutions offered, service processes and other economic characteristics, as well as how our CODM reviews our operating results in assessing performance and allocating resources. We currently have immaterial intersegment sales. Our CODM evaluates the performance of our segments based on revenues and gross profits, and primarily considers our selling, general and administrative expenses in consolidation. Accordingly, our CODM has focused on growing the business while preserving or growing our gross margins, with revenues and gross profits evaluated by segment against targets set by management and the board of directors.

Information by operating segment is as follows:

	Year ended December 31, 2025	Year ended December 31, 2024
Revenues
Software	$8,013,147	$7,523,874
Document Services	8,570,299	10,494,499
Total revenues	$16,583,446	$18,018,373

Cost of revenues
Software	$1,087,207	$978,262
Document Services	4,543,655	5,671,727
Total cost of revenues	$5,630,862	$6,649,989

Gross profit
Software	$6,925,940	$6,545,612
Document Services	4,026,644	4,822,772
Total gross profit	$10,952,584	$11,368,384

Capital additions, net
Software	$501,538	$593,471
Document Services	322,442	234,302
Total capital additions, net	$823,980	$827,773

	December 31, 2025	December 31, 2024
Goodwill
Software	$3,989,645	$3,989,645
Document Services	1,800,176	1,800,176
Total goodwill	$5,789,821	$5,789,821

	December 31, 2025	December 31, 2024
Total assets
Software	$9,606,662	$9,641,347
Document Services	7,698,910	8,933,609
Total assets	$17,305,572	$18,574,956

Statement of Cash Flows

For purposes of reporting cash flows, cash includes cash on hand and demand deposits held by banks.

Reclassifications

Certain amounts reported in prior filings of the consolidated financial statements have been reclassified to conform to current presentation.

4. Intangible Assets, Net

At December 31, 2025, intangible assets consisted of the following:

	Estimated		Accumulated
	Useful Life	Costs	Amortization	Net
Trade names	10 years	$297,000	$(136,166)	$160,834
Proprietary technology	10 years	861,000	(322,875)	538,125
Customer relationships	5-15 years	4,091,000	(1,883,771)	2,207,229
		$5,249,000	$(2,342,812)	$2,906,188

At December 31, 2024, intangible assets consisted of the following:

	Estimated		Accumulated
	Useful Life	Costs	Amortization	Net
Trade names	10 years	$297,000	$(106,467)	$190,533
Proprietary technology	10 years	861,000	(236,775)	624,225
Customer relationships	5-15 years	4,091,000	(1,506,729)	2,584,271
		$5,249,000	$(1,849,971)	$3,399,029

Amortization expense for the years ended December 31, 2025 and 2024, amounted to $492,841 and $510,309, respectively. The following table represents future amortization expense for intangible assets subject to amortization.

For the Years Ending December 31	Amount
2026	$352,441
2027	326,108
2028	309,129
2029	305,733
2030	295,816
Thereafter	1,316,961
$2,906,188

5. Property and Equipment

Property and equipment are comprised of the following:

	December 31, 2025	December 31, 2024
Computer hardware and purchased software	$2,178,789	$1,854,033
Leasehold improvements	395,919	395,919
Furniture and fixtures	337,287	337,287
	2,911,995	2,587,239
Less: accumulated depreciation	(1,819,301)	(1,493,372)
Property and equipment, net	$1,092,694	$1,093,867

Total depreciation expense on our property and equipment for the years ended December 31, 2025 and 2024 amounted to $325,929 and $269,046, respectively.

6. Notes Payable – Unrelated Parties

Summary of Notes Payable to Unrelated Parties

The entire outstanding balance of the Notes Payable to Unrelated Parties was prepaid in full on June 18, 2025. The tables below summarizes all notes payable at December 31, 2025 and 2024, respectively, other than the related party notes disclosed in Note 7 “Notes Payable - Related Parties.”

	December 31, 2025	December 31, 2024
Notes payable – “2022 Unrelated Notes”	$-	$807,331
Less unamortized debt issuance costs	-	(25,395)
Less current portion	-	(781,936)
Long-term portion of notes payable	$-	$-

As of December 31, 2025 and 2024, accrued interest for these notes payable with the exception of the related party notes in Note 7, “Notes Payable - Related Parties,” was $0. As of December 31, 2024, unamortized deferred financing costs were reflected within short term liabilities on the consolidated balance sheets, netted with the corresponding notes payable balance.

With respect to all notes outstanding (other than the notes to related parties), interest expense, including the amortization of debt issuance costs for the years ended December 31, 2025 and 2024 was $70,252 and $315,133, respectively.

2022 Unrelated Notes

On April 1, 2022, we sold $2,364,500 in 12% Subordinated Notes (“2022 Unrelated Notes”) to unrelated accredited investors, with interest payable quarterly in cash. Principal and interest was prepaid in full on June 18, 2025, in advance of the December 31, 2025 due date. We used a portion of the net proceeds from the private placement offering to finance the acquisition of Yellow Folder and the remaining net proceeds for working capital and general corporate purposes. In July 2024, a principal amount of $250,000 of the 2022 Unrelated Notes were sold by the unrelated noteholder to related parties at face value. See Note 7.

Line of Credit

On February 16, 2026, we entered into a $1 million secured term loan line of credit pursuant to a Credit Agreement and other related agreements with JPMorgan Chase. The line of credit will expire on December 31, 2026 unless renewed by mutual agreement of the Company and JPMorgan Chase. The Company expects the proceeds of any borrowings under the line of credit to be used for, among other things, working capital, capital expenditures, and general corporate purposes.

7. Notes Payable - Related Parties

Summary of Notes Payable to Related Parties

The entire outstanding balance of the Notes Payable to Related Parties was prepaid in full on June 18, 2025. The table below summarizes all notes payable to related parties at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Notes payable – “2022 Related Notes”	$-	$532,169
Less unamortized debt issuance costs	-	(16,657)
Less current portion	-	(515,512)
Long-term portion of notes payable	$-	$-

As of December 31, 2025 and 2024, accrued interest for these notes payable – related parties was $0. As of December 31, 2024, unamortized deferred financing costs were reflected within short term liabilities on the consolidated balance sheets, netted with the corresponding notes payable balance.

With respect to all notes payable – related parties outstanding, interest expense, including the amortization of debt issuance costs, for the years ended December 31, 2025 and 2024 was $46,225 and $96,116, respectively.

2022 Related Note

On April 1, 2022, we issued a 12% Subordinated Note with a principal amount of $600,000 (the “2022 Related Note”) to Robert Taglich (holding more than 5% beneficial interest in the Company’s Shares), with interest payable quarterly in cash. Principal and interest was prepaid in full on June 18, 2025, in advance of due the December 31, 2025 due date. In July 2024, a principal amount of $250,000 of the 2022 Unrelated Notes were sold by the unrelated noteholder to related parties at face value, comprised of $75,000 sold to Michael N. Taglich, a director of the company, $75,000 sold to Robert F. Taglich (each a more than 5% beneficial owner of the Company’s shares), and $100,000 sold to Nicholas Taglich and Juliana Taglich. We used a portion of the net proceeds from the private placement offering to finance the acquisition of Yellow Folder and the remaining net proceeds for working capital and general corporate purposes.

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

Employment Agreements

We have entered into employment agreements with three of our key executives, including one of our founders. Under their respective employment agreements, the executives are bound by typical confidentiality, non-solicitation and non-competition provisions. Two of the executives have severance arrangements. See also Note 12, “Subsequent Events.”

Leases

For each of the below listed leases, management has determined it will utilize the base rental period and have not considered any renewal periods.

Location	Square Feet	Monthly Rent	Lease Expiry
Columbus, OH	6,000	$5,400	December 31, 2028
Madison Heights, MI	36,000	$45,828	August 31, 2026
Sterling Heights, MI	37,000	$22,932	April 30, 2028
Traverse City, MI	5,200	$5,400	January 31, 2031

Temporary space
Madison Heights, MI	3,200	$1,605	month to month

Vehicles and equipment
various	n/a	$10,153	April 30, 2029

We signed a five-year extension in 2025 for our Traverse City, MI location, resulting in increased right of use assets and operating lease liabilities, reflected in the consolidated balance sheets and the supplemental disclosure of non-cash financing activities in the consolidated statements of cash flows.

The following table sets forth the future minimum lease payments under our leases:

For the Years Ending December 31	Finance Lease	Operating Leases
2026	$81,849	$797,561
2027	69,624	437,269
2028	49,508	233,059
2029	7,532	68,650
2030	-	69,000
Thereafter	-	5,750
Less imputed interest	(24,488)	(140,064)
	$184,025	$1,471,225

The following table summarizes the components of lease expense:

For the Year Ending December 31,	2025	2024
Finance lease expense:
Amortization of ROU assets	$72,743	$71,326
Interest on lease liabilities	20,694	26,198
Operating lease expense	939,405	945,001
Short-term lease expense	19,254	19,254

The following tables set forth additional information pertaining to our leases:

For the Year Ending December 31,	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases (interest)	$20,694	$26,198
Financing cash flows from finance leases (principal)	69,260	61,874
Operating cash flows from operating leases	863,268	787,537
Weighted average remaining lease term – finance leases	2.7 years	3.6 years
Weighted average remaining lease term – operating leases	2.6 years	2.6 years
Weighted average discount rate – finance leases	9.70%	9.72%
Weighted average discount rate – operating leases	6.58%	6.89%

9. Stockholders’ Equity

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

Common Stock

As of December 31, 2025, 4,479,123 shares of common stock were issued and outstanding, 241,260 shares of common stock were reserved for issuance upon the exercise of outstanding warrants, 478,488 shares of common stock were reserved for issuance under our 2015 Equity Incentive Plan, as amended (the “2015 Plan”), and our 2024 Equity Incentive Plan (the “2024 Plan”), and 104,136 shares were reserved for issuance under our 2023 Non-Employee Director Compensation Plan.

We maintain an effective registration statement covering up to $12,900,000 of common stock, warrants, and units. The registration statement includes a prospectus covering the offer, issuance and sale of up to $10.0 million in our common stock from time to time in “at-the-market offerings” pursuant to an ATM Program with Lucid Capital Markets, LLC as our sales agent. As of December 31, 2025, we have sold 145,938 shares of our common stock pursuant to the ATM Program and received aggregate net proceeds totaling $1,621,325. As of March 30, 2026, approximately $8,200,000 remained available under the ATM Program.

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

Amortization of the debt issuance costs for the Private Placement 2022 offering was recorded at $42,042 and $152,604, for the years ended December 31, 2025 and 2024.

Warrants

The following sets forth the warrants to purchase our common stock that were outstanding as of December 31, 2025:

Warrants Outstanding	Warrant Exercise Price	Warrant Expiry
124,258	$4.62	March 30, 2027 (1)
95,500	$4.00	March 30, 2027 (1)
16,000	$9.00	March 30, 2027 (1)
17,200	$12.50	March 30, 2027 (1)
3,000	$15.00	March 30, 2027 (2)

(1)	Issued to the placement agent in connection with private placements of our convertible promissory notes.

(2)	Issued to certain 5% stockholders.

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

Stock compensation is being recognized over the vesting period. For the year ended December 31, 2025 and 2024, $895,433 and $805,955, respectively, was recorded on the issuance of the common stock.

Stock Options

On June 21, 2025, we granted non-employee directors stock options to purchase 27,000 shares at an exercise price of $12.88 per share under the 2023 Non-Employee Director Compensation Plan. The options fully vested upon grant. The total fair value of $246,282 for these stock options was recognized as expense upon grant.

The weighted-average grant date fair value of options granted during the twelve months ended December 31, 2025 was $9.12. The assumptions that were used in calculating such values, were based on estimates at the grant date in the table as follows:

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

The weighted-average grant date fair value of options granted during the twelve months ended December 31, 2024 was $7.13. The assumptions that were used in calculating such values, were based on estimates at the grant date in the table as follows:

	Grant Date August 16, 2024	Grant Date September 4, 2024
Risk-free interest rate	3.77%	3.61%
Weighted average expected term	5 years	6 years
Expected volatility	100.97%	101.00%
Expected dividend yield	0.00%	0.00%

A summary of stock option activity during the years ended December 31, 2025 and 2024 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Shares	Exercise	Contractual
	Under Option	Price	Life
Outstanding at January 1, 2025	374,411	$6.22	7 years
Granted	27,000	12.88
Exercised	(37,488)	5.13
Forfeited	(1,700)	10.12
Outstanding at December 31, 2025	362,233	$6.81	6 years

Exercisable at December 31, 2025	353,647	$6.73	6 years

			Weighted-
		Weighted-	Average
		Average	Remaining
	Shares	Exercise	Contractual
	Under Option	Price	Life
Outstanding at January 1, 2024	357,887	$5.69	8 years
Granted	50,500	9.16
Exercised	(29,976)	5.07
Forfeited	(4,000)	4.63
Outstanding at December 31, 2024	374,411	$6.22	7 years

Exercisable at December 31, 2024	284,912	$6.06	7 years

During the years ended December 31, 2025 and 2024, stock-based compensation for options was $391,809 and $690,819, respectively.

As of December 31, 2025 and 2024, there was $71,717 and $213,247, respectively, of total unrecognized compensation costs related to stock options granted under our stock option agreements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of one year. The total fair value of stock options that vested during the years ended December 31, 2025 and 2024 was $671,524 and $696,620, respectively.

Issues of Stock Option Compensation

The following represent grants of stock options, including the fair value recognized or to be recognized over the requisite service period:

Grant date	Shares granted (canceled)	Exercise price	Date fully vested	Fair value

February 10, 2016	4,200	$48.00	February 10, 2020	$174,748
December 6, 2016	2,000	38.00	December 6, 2020	63,937
September 25, 2017	15,000	15.00	September 25, 2019	194,149
September 25, 2017	10,000	19.00	September 25, 2019	126,862
January 30, 2019	250	45.00	January 30, 2019	885
March 11, 2019	(33,200)	-	-	-
March 11, 2019	33,200	6.50	December 6, 2020	24,898	(1)
March 11, 2019	10,100	6.50	March 11, 2023	44,591
September 2, 2020	99,000	4.00	September 2, 2024	327,181
April 14, 2022	220,587	6.08	April 14, 2025	1,152,470
August 16, 2024	36,000	8.78	August 16, 2024	241,735
September 4, 2024	14,500	10.12	September 4, 2027	118,347
June 21, 2025	27,000	12.88	June 21, 2025	246,282

(1)	Represents incremental fair value of replacement shares compared to canceled shares.

11. Concentrations

Revenues from a limited number of customers have accounted for a substantial percentage of our total revenues. During the years ended December 31, 2025 and 2024, our largest customer, the State of Michigan, accounted for 39% and 40%, respectively, of our total revenues for each period.

For the years ended December 31, 2025 and 2024, government contracts, including K-12 education, represented approximately 78% and 80%, respectively, of our net revenues for each period. A significant portion of our sales to resellers represent ultimate sales to government agencies.

As of December 31, 2025 and 2024, accounts receivable concentrations from our largest customer was 56% and 58%, respectively, of gross accounts receivable for each period. Accounts receivable balances from our two largest customers at December 31, 2025 have been partially collected.

12. Subsequent Events

Executive Officer Retirement

On January 21, 2026, James DeSocio notified the Company that he will retire and resign his offices of President, Chief Executive Officer, and Director of the Company, effective February 27, 2026. Mr. DeSocio and the Company entered into a Separation Agreement on February 3, 2026.

Executive Officer Appointment

On February 10, 2026, the Board appointed Alison Forsythe to serve as the Company’s President and Chief Executive Officer, effective February 17, 2026. In connection with her appointment, the Company and Ms. Forsythe entered into an Executive Employment Agreement with an effective date of February 17, 2026.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025 and concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Based on our evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act and we did maintain effective internal control over financial reporting, based on criteria issued by COSO.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter of the fiscal year ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(a) Not applicable.

(b) Rule 10b5-1 Trading Plans. There were no events requiring disclosure under this item.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION.

Not applicable.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2026.

Intellinetics, Inc.

By:	/s/ Alison G. Forsythe
Alison G. Forsythe
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2026.

Name	Title

/s/ Alison G. Forsythe	President and Chief Executive Officer
Alison G. Forsythe	(Principal Executive Officer)

/s/ Joseph D. Spain	Chief Financial Officer and Treasurer
Joseph D. Spain	(Principal Financial and Accounting Officer)

/s/ Stanley P. Jaworski, Jr.	Director
Stanley P. Jaworski, Jr.

/s/ Paul Seid	Director
Paul Seid

/s/ Michael N. Taglich	Director
Michael N. Taglich

/s/ John Guttilla	Director
John Guttilla

/s/ Russell Bernier	Director
Russell Bernier

EXHIBIT INDEX

Exhibit No.	Description	Incorporation by Reference
		Form	Exhibit	Filing Date
3.1.1	Articles of Incorporation of Intellinetics, Inc.	10-SB	3.1	10-02-2000

3.1.2	Certificate of Correction, effective May 22, 2007	8-K	3.1	06-15-2007

3.1.3	Certificate of Amendment to Articles of Incorporation of Intellinetics, Inc.	8-K	99.1	09-03-2014

3.1.4	Certificate of Amendment to Articles of Incorporation of Intellinetics, Inc., dated March 2, 2020	8-K	3.1	03-04-2020

3.1.5	Certificate of Amendment to Articles of Incorporation of Intellinetics, Inc., dated March 3, 2020	8-K	3.2	03-04-2020

3.2.1	Bylaws of Intellinetics, Inc.	10-SB	3.3	10-02-2000

3.2.2	Amendment No. 1 to the Bylaws of Intellinetics, Inc.	8-K	3.4	03-01-2012

3.2.2	Amendment No. 2 to the Bylaws of Intellinetics, Inc.	8-K	3.3	03-04-2020

4.1	Form of Stock Certificate	10-K	4.1	3-30-2020

4.2	Form of Placement Agent Warrants, dated January 31, 2017	8-K	10.3	01-06-2017

4.3	Form of Warrant to Purchase Common Stock, issued October 22, 2017	8-K	10.2	01-06-2017

4.4	Form of Placement Agent Warrants	8-K	10.5	11-24-2017

4.5	Form of Placement Agent Warrants	8-K	10.3	09-26-18

4.6	Description of Registered Securities	10-K	4.6	03-24-2025

4.7	Form of Placement Agent Warrants, dated April 1, 2022	8-K	4.1	04-05-2022

10.1	Amended Employment Agreement of Matthew L. Chretien, dated September 16, 2011*	8-K	10.37	02-13-2012

10.2	Amended Offer of Employment of Matthew L. Chretien, dated September 16, 2011*	8-K	10.38	02-13-2012

10.3	Employment Agreement of Joseph D. Spain dated December 2, 2016*	8-K	10.3	12-06-2016

10.4	Lease Renewal Agreement by and between Intellinetics, Inc. and Dividend Drive LLC, dated as of August 9, 2016	10-K	10.6	03-30-2017

10.5	Intellinetics, Inc. 2015 Equity Incentive Plan*	8-K	10.3	04-30-2015

10.6	First Amendment to Intellinetics, Inc. 2015 Equity Incentive Plan, dated September 25, 2017*	8-K	10.2	09-26-2017

10.7	Second Amendment to Intellinetics, Inc. 2015 Equity Incentive Plan, dated February 19, 2018*	8-K	10.2	02-23-2018

10.8	Third Amendment to Intellinetics, Inc. 2015 Equity Incentive Plan, dated April 17, 2020*	10-K	10.8	3-24-2022

10.9	Fourth Amendment to Intellinetics, Inc. 2015 Equity Incentive Plan, dated April 29, 2021*	8-K	10.1	05-05-2021

10.10	Form of Non-Qualified Stock Option Agreement under Company’s 2015 Equity Incentive Plan*	10-K	10.9	03-28-2016

10.11	Form of Incentive Stock Option Agreement under Company’s 2015 Equity Incentive Plan*	8-K	10.6	01-05-2016

10.12	Intellinetics, Inc. 2018 Executive Incentive Compensation Plan*	8-K	10.3	02-23-2018

10.13	Amendment, dated February 19, 2018, between Intellinetics, Inc. and Joseph D. Spain*	8-K	10.1	02-23-2018

10.14	Standard Industrial Lease Agreement, by and between KHS Properties, LLC and Graphic Sciences, Inc., dated August 30, 2018.	10-K	10.14	03-30-2021

10.15	Lease, by and between Liberty Park Commerce Center, LLC and Graphic Sciences, Inc., dated February 5, 2021.	10-K	10.15	03-30-2021

10.16	Intellinetics, Inc. 2023 Non-Employee Director Compensation Plan*	10-Q	10.1	05-15-2023

10.17	Intellinetics, Inc. 2024 Equity Incentive Plan*	S-8	99.1	03-21-2025

10.18	Restricted Stock Award Agreement pursuant to the 2015 Intellinetics, Inc. Equity Incentive Plan*	8-K	10.2	03-19-2024

10.19	Restricted Stock Award Agreement pursuant to the 2024 Intellinetics, Inc. Equity Incentive Plan*

10.20	Form of Non-Qualified Stock Option Agreement under Company’s 2023 Director Compensation Plan*	S-8	99.3	03-21-2025

10.21	At the Market Offering Agreement, dated May 28, 2025, by and between Intellinetics, Inc. and Lucid Capital Markets, LLC	8-K	1.1	05-28-2025

10.22	State of Michigan Enterprise Procurement Notice of Contract No. 250000000654 between the State of Michigan and Graphic Sciences, Inc., dated May 28, 2025	8-K	10.1	06-02-2025

10.23	Separation and Release of Claims Agreement by and between Intellinetics, Inc. and James DeSocio, dated February 3, 2026 +*

10.24	Employment Agreement by and between Alison Forsythe and Intellinetics, Inc., dated February 10, 2026 +*

10.25	Credit Agreement with JPMorgan Chase Bank, N.A., Line of Credit Note, Continuing Security Agreement with Intellinetics, Inc., Continuing Security Agreement with Intellinetics, Inc. (Ohio), Continuing Security Agreement with Graphic Sciences, Inc., Continuing Guaranty by Intellinetics, Inc. (Ohio), Continuing Guaranty by Graphic Sciences, Inc. +

19.1	Intellinetics, Inc. Insider Trading Policy	10-K	19.1	03-24-2025

21.1	List of Subsidiaries of Intellinetics, Inc.	10-K	21.1	03-24-2025

23.1	Consent of Independent Registered Public Accounting Firm +

31.1	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 +

31.2	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 +

32.1	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 +

32.2	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 +

97	Intellinetics, Inc. Executive Compensation Clawback Policy	10-K	97	03-24-2025

101.INS	Inline XBRL Instance Document +

101.SCH	Inline XBRL Taxonomy Extension Schema Document +

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document +

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document +

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document +

101.PRE	Inline XBRL Taxonomy Extension Linkbase Document +

+	Filed herewith:
*	Management contract or compensatory arrangement.

