Form 10-Q
period 2026-03-31
INTELLINETICS, INC.
filed 2026-05-14
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

As of May 12, 2026, there were 4,494,994 shares of the issuer’s common stock outstanding, each with a par value of $0.001 per share.

INTELLINETICS, INC.

Form 10-Q

March 31, 2026

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the documents incorporated into this report by reference contain forward-looking statements. In addition, from time to time we may make additional forward-looking statements in presentations, at conferences, in press releases, in other reports and filings and otherwise. Forward-looking statements are all statements other than statements of historical facts, including statements that refer to plans, intentions, objectives, goals, targets, strategies, hopes, beliefs, projections, prospects, expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. The words “may,” “could,” “should,” “would,” “will,” “project,” “intend,” “continue,” “believe,” “anticipate,” “estimate,” “forecast,” “expect,” “plan,” “potential,” “opportunity,” “scheduled,” “goal,” “target,” and “future,” variations of such words, and other comparable terminology and similar expressions and references to future periods are often, but not always, used to identify forward-looking statements. Examples of forward-looking statements include, among other things, statements about the following:

●	the effects on our business, financial condition, and results of operations of current and future economic, business, market and regulatory conditions, including the current global inflation, economic downturn, and other economic and market conditions, and their effects on our customers and their capital spending and ability to finance purchases of our products, services, technologies and systems;

●	our prospects, including our future business, revenues, recurring revenues, expenses, net income, earnings per share, margins, profitability, cash flow, cash position, liquidity, financial condition and results of operations, backlog of orders and revenue, our targeted growth rate, our goals for future revenues and earnings, and our expectations about realizing the revenues in our backlog and in our sales pipeline;

●	our expectation that the shift from an offline to online world will continue to benefit our business;

●	our ability to continue to integrate our acquisitions and any future acquisitions, grow their businesses and obtain the expected financial and operational benefits from those businesses;

●	the effects of fluctuations in sales on our business, revenues, expenses, net income (loss), earnings per share, margins, profitability, cash flow, capital expenditures, liquidity, financial condition and results of operations;

●	our products, services, technologies and systems, including their quality and performance in absolute terms and as compared to competitive alternatives, their benefits to our customers and their ability to meet our customers’ requirements, and our ability to successfully develop and market new products, services, technologies and systems;

●	our markets, including our market position and our market share;

●	our ability to successfully develop, operate, grow and diversify our operations and businesses;

●	our business plans, strategies, goals and objectives, and our ability to successfully achieve them;

●	the sufficiency of our capital resources, including our cash and cash equivalents, funds generated from operations, availability credit and financing arrangements and other capital resources, to meet our future working capital, capital expenditure, lease and debt service and business growth needs;

●	the value of our assets and businesses, including the revenues, profits and cash flow they are capable of delivering in the future;

●	the amount and timing of revenue recognition from customer contracts with commitments for performance obligations, including our estimate of the remaining amount of commitments and when we expect to recognize revenues;

●	industry trends and customer preferences and the demand for our products, services, technologies and systems; and

●	the nature and intensity of our competition, and our ability to successfully compete in our markets.

Any forward-looking statements we make are based on our current plans, intentions, objectives, strategies, projections and expectations, as well as assumptions made by and information currently available to management. Forward-looking statements are not guarantees of future performance or events, but are subject to and qualified by substantial risks, uncertainties and other factors, which are difficult to predict and are often beyond our control. Forward-looking statements will be affected by assumptions and expectations we might make that do not materialize or that prove to be incorrect and by known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those expressed, anticipated or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, those described in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed on March 30, 2026, as well as other risks, uncertainties and factors discussed elsewhere in this Quarterly Report, in documents that we include as exhibits to or incorporate by reference in this report, and in other reports and documents we from time to time file with or furnish to the Securities and Exchange Commission (the “SEC”). In light of these risks and uncertainties, you are cautioned not to place undue reliance on any forward-looking statements that we make.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(unaudited)
	March 31,	December 31,
	2026	2025

ASSETS

Current assets:
Cash	$2,076,124	$2,528,281
Accounts receivable, net	1,195,887	1,239,802
Accounts receivable, unbilled	821,545	909,574
Parts and supplies, net	130,425	173,295
Prepaid expenses and other current assets	487,839	378,305
Total current assets	4,711,820	5,229,257

Property and equipment, net	1,030,555	1,092,694
Right of use assets, operating	1,184,362	1,394,806
Right of use assets, finance	146,812	164,998
Intangible assets, net	2,798,327	2,906,188
Goodwill	5,789,821	5,789,821
Other assets	798,592	727,808
Total assets	$16,460,289	$17,305,572
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$528,016	$284,680
Accrued compensation	889,788	410,368
Accrued expenses	257,475	199,995
Lease liabilities, operating - current	596,747	721,879
Lease liabilities, finance - current	65,461	67,935
Deferred revenues	2,901,457	3,371,263
Total current liabilities	5,238,944	5,056,120

Long-term liabilities:
Lease liabilities, operating - net of current portion	653,361	749,346
Lease liabilities, finance - net of current portion	100,177	116,090
Total long-term liabilities	753,538	865,436
Total liabilities	5,992,482	5,921,556

Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized; 4,474,272 and 4,479,123 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	4,474	4,479
Additional paid-in capital	35,155,319	34,893,670
Accumulated deficit	(24,691,986)	(23,514,133)
Total stockholders’ equity	10,467,807	11,384,016
Total liabilities and stockholders’ equity	$16,460,289	$17,305,572

See Notes to these Condensed Consolidated Financial Statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025

Revenues:
Software as a service	$1,543,847	$1,542,169
Software maintenance services	296,393	335,191
Professional services	1,850,163	2,158,315
Storage and retrieval services	218,779	211,670
Total revenues	3,909,182	4,247,345

Cost of revenues:
Software as a service	256,956	215,129
Software maintenance services	12,392	16,365
Professional services	1,111,449	1,082,006
Storage and retrieval services	46,326	106,645
Total cost of revenues	1,427,123	1,420,145

Gross profit	2,482,059	2,827,200

Operating expenses:
General and administrative	2,853,727	2,615,746
Sales and marketing	508,003	588,328
Depreciation and amortization	302,881	307,685

Total operating expenses	3,664,611	3,511,759

Loss from operations	(1,182,552)	(684,559)

Interest income (expense), net	4,699	(43,006)

Net loss	$(1,177,853)	$(727,565)

Basic net loss per share:	$(0.27)	$(0.17)
Diluted net loss per share:	$(0.27)	$(0.17)

Weighted average number of common shares outstanding - basic	4,393,206	4,261,833
Weighted average number of common shares outstanding - diluted	4,393,206	4,261,833

See Notes to these Condensed Consolidated Financial Statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2024	4,249,735	$4,250	$32,268,743	$(21,641,238)	$10,631,755

Stock compensation - stock options	-	-	105,901	-	105,901

Stock option exercise	1,653	2	(2)	-	-

Stock compensation - restricted shares	-	-	347,562	-	347,562

Warrant exercise	9,541	9	(21)	-	(12)

Net loss	-	-	-	(727,565)	(727,565)

Balance, March 31, 2025	4,260,929	$4,261	$32,722,183	$(22,368,803)	$10,357,641

Balance December 31, 2025	4,479,123	$4,479	$34,893,670	$(23,514,133)	$11,384,016

Stock compensation - stock options	-	-	88,256	-	88,256

Stock compensation - restricted shares	(4,851)	(5)	173,393	-	173,388

Net loss	-	-	-	(1,177,853)	(1,177,853)

Balance, March 31, 2026	4,474,272	$4,474	$35,155,319	$(24,691,986)	$10,467,807

See Notes to these Condensed Consolidated Financial Statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025

Cash flows from operating activities:
Net loss	$(1,177,853)	$(727,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	302,881	307,685
Bad debt expense	20,487	29,126
Loss on disposal of fixed assets	-	5,706
Amortization of deferred financing costs	-	10,513
Amortization of right of use assets, financing	18,186	18,186
Share-based compensation	263,316	536,763
Changes in operating assets and liabilities:
Accounts receivable	23,428	(304,795)
Accounts receivable, unbilled	88,029	311,827
Parts and supplies	42,870	(6,746)
Prepaid expenses and other current assets	(109,534)	(30,127)
Accounts payable and accrued expenses	780,236	302,687
Operating lease assets and liabilities, net	(10,673)	(6,351)
Deferred revenues	(469,806)	(473,962)
Total adjustments	949,420	700,512
Net cash used in operating activities	(228,433)	(27,053)

Cash flows from investing activities:
Capitalization of internal use software	(178,700)	(102,854)
Purchases of property and equipment	(24,965)	(121,080)
Net cash used in investing activities	(203,665)	(223,934)

Cash flows from financing activities:
Principal payments on financing lease liability	(18,387)	(16,694)
Payments to taxing authorities in connection with shares directly withheld from employees	(1,672)	(83,300)
Exercise of stock warrants	-	(12)
Net cash used in financing activities	(20,059)	(100,006)

Net decrease in cash	(452,157)	(350,993)
Cash - beginning of period	2,528,281	2,489,236
Cash - end of period	$2,076,124	$2,138,243

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$40,185
Cash paid during the period for income taxes	$28,027	$11,094

Supplemental disclosure of non-cash financing activities:
Right-of-use asset obtained in exchange for operating lease liability	$-	$43,430

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

Our digital transformation products and services are provided through two reporting segments: Software and Document Services. Our Software segment, consists primarily of solutions involving our software platform, allowing customers to capture and manage their documents across operations such as scanned hard-copy documents and digital documents including those from Microsoft Office 365, digital images, audio, video and emails. Our Document Services segment, which includes and primarily consists of the Graphic Sciences acquisition, provides assistance to customers as a part of their overall document strategy to convert documents from one medium to another, predominantly paper to digital, including migration to our software solutions, as well as long-term storage and retrieval services. Our solutions create value for customers by making it easy to connect business-critical documents to the people who need them by making those documents easy to find and access, while also being secure and compliant with the customers’ audit requirements. Solutions are sold both directly to end-users and through resellers.

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

Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2026 or any other future period.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 30, 2026.

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

We do not generally require collateral or other security to support customer receivables; however, we may require customers to provide retainers, up-front deposits or irrevocable letters-of-credit when considered necessary to mitigate credit risks. The Company estimates a current estimated credit loss (“CECL”) for accounts receivable and accounts receivable-unbilled. The CECL for receivables are estimated based on the receivable aging category, credit risk of specific customers, past collection history, and management’s evaluation of collectability. Provisions for CECL are classified within general and administrative costs.

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

During the reporting period, the estimate of credit losses may change due to several factors including payment patterns of customers, changes in customer creditworthiness, and broader economic conditions. Such changes are captured in the financial statements to ensure they accurately reflect the company’s assessment of credit risk and expected losses at the end of each reporting period. Credit losses have been within management’s expectations. At March 31, 2026 and December 31, 2025, our allowance for credit losses was $42,001 and $39,514, respectively.

Changes in the allowance for credit losses for the period ended March 31, 2026 and 2025 were as follows:

Trade Receivables
As of December 31, 2025	$(39,514)
(Provisions) Reductions charged to operating results	(20,487)
Accounts write-offs	18,000
As of March 31, 2026	$(42,001)

Trade Receivables
As of December 31, 2024	$(55,907)
(Provisions) Reductions charged to operating results	(44,189)
Accounts write-offs	15,063
As of March 31, 2025	$(85,033)

Revenue Recognition

We categorize revenue as software as a service, software maintenance services, professional services, and storage and retrieval services. We earn the majority of our revenue from the sale of professional services, followed by the sale of software as a service. We apply our revenue recognition policies as required in accordance with ASC 606 based on the facts and circumstances of each category of revenue. More detail regarding each category of revenue is contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 30, 2026.

Contract balances

The following tables present changes in our contract assets during the three months ended March 31, 2026 and 2025:

	Balance at
	Beginning		Payments	Balance at
	of Period	Billings	Received	End of Period
Three months ended March 31, 2026
Accounts receivable	$1,239,802	$3,530,763	$(3,574,678)	$1,195,887

Three months ended March 31, 2025
Accounts receivable	$1,111,504	$4,101,597	$(3,825,928)	$1,387,173

	Balance at Beginning of Period	Revenue Recognized in Advance of Billings	Billings	Balance at End of Period
Three months ended March 31, 2026
Accounts receivable, unbilled	$909,574	$1,253,193	$(1,341,222)	$821,545

Three months ended March 31, 2025
Accounts receivable, unbilled	$1,296,524	$1,159,541	$(1,471,368)	$984,697

Deferred contract costs

Sales commissions earned by our sales force on new business is considered an incremental cost of obtaining a contract with a customer. Sales commissions for new contracts and incremental sales to existing customers are deferred and then amortized on a straight-line basis over an estimated period of benefit of two years. This period of benefit was determined by taking into consideration term lengths of customer contracts, renewals, changes and enhancements in course offerings, and other factors. As of March 31, 2026 and December 31, 2025, deferred contract costs were $97,057 and $110,859, respectively, and are included in prepaid expenses and other current assets on our condensed consolidated balance sheets.

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

Remaining performance obligations represent the transaction price from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 98% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. As of March 31, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations for software as a service and software maintenance contracts with a duration greater than one year was $55,139. As of December 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations for software as a service and software maintenance contracts with a duration greater than one year was $47,403. This does not include revenue related to performance obligations that are part of a contract whose original expected duration is one year or less.

The following table presents changes in our contract liabilities during the three months ended March 31, 2026 and 2025:

	Balance at Beginning of Period	Billings	Recognized Revenue	Balance at End of Period
Three months ended March 31, 2026
Contract liabilities: deferred revenue	$3,371,263	$1,382,053	$(1,851,859)	$2,901,457

Three months ended March 31, 2025
Contract liabilities: deferred revenue	$3,411,852	$1,174,471	$(1,648,433)	$2,937,890

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

In accordance with ASC 350-40, “Internal-Use Software,” we capitalize purchase and implementation costs of internal use software. Once an application has reached development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable that the expenditure will result in additional functionality. Such costs in the amount of $178,700 and $102,854 were capitalized during the first quarter 2026 and 2025, respectively.

Capitalized costs are stated at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the related assets on a straight-line basis, which is three years. At March 31, 2026 and December 31, 2025, our condensed consolidated balance sheets included $783,807 and $713,024, respectively, in other long-term assets.

For the three months ended March 31, 2026 and 2025, our expensed software development costs were $168,629 and $175,132, respectively.

Recently Issued Accounting Pronouncements Not Yet Effective

In September 2025, the FASB issued Accounting Standards Update (ASU) 2025-06, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40), which updates its internal-use software guidance. The ASU is intended to introduce targeted improvements to enhance clarity, reduce compliance burdens, and align financial reporting with modern software development practices. The guidance does not apply to software developed for sale, lease, or external marketing. ASU 2025-06 is effective for us for the period ending March 31, 2028. We are currently evaluating the impact of this ASU but do not expect a material impact upon adoption.

There are no other accounting standards that have been issued but not yet adopted that we believe could have a material impact on our condensed consolidated financial statements.

Advertising

We expense the cost of advertising as incurred. Advertising expense for the three months ended March 31, 2026 and 2025 amounted to $7,877 and $29,479, respectively.

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

The three months ended March 31, 2026 and 2025 reported a net loss, therefore, the numerator and the denominator used in computing both basic and diluted net loss per share are the same.

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

Deferred income taxes are recognized for the tax consequences or benefits in future years of temporary differences between the financial reporting and tax bases of assets and liabilities as of each period-end based on enacted tax laws and statutory rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A 100% valuation allowance has been established on deferred tax assets at March 31, 2026 and December 31, 2025, due to the uncertainty of our ability to realize future taxable income.

As of March 31, 2026 and December 31, 2025, we had federal net operating loss carry forwards, which can be utilized to offset future federal income tax of approximately $19.6 million and $18.0 million, respectively. Section 382 of the Internal Revenue Code limits the utilization of net operating losses during certain ownership changes. We have performed an analysis of our ownership changes and have determined that approximately $9.4 million of our net operating losses are subject to an annual limitation. We do not expect that Section 382 will limit the utilization of the net operating loss carry forwards in 2026. A portion of the federal and state net operating loss carry forwards expire at various dates through 2038, and a portion of the net operating loss carry forwards have an indefinite carry forward period. We recorded a valuation allowance against all of our deferred tax assets as of both March 31, 2026 and December 31, 2025. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

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

The Software Segment provides cloud-based and premise-based content services software, including Software and payables automation. Its modular suite of solutions complements existing operating and accounting systems to serve a mission-critical role for organizations to make content secure, compliant, and process-ready. This segment conducts its primary operations in the United States. Markets served include highly regulated, risk and compliance-intensive markets in K-12 education, public safety, other public sector, healthcare, risk management, financial services, and others. Solutions are sold both directly to end-users and through resellers.

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

These segments contain individual business components that have been combined on the basis of common management, customers, solutions offered, service processes and other economic characteristics, as well as how our CODM reviews our operating results in assessing performance and allocating resources. We currently have immaterial intersegment sales. Our CODM evaluates the performance of our segments based on revenues and gross profits. Historically, our general and administrative expenses have been relatively stable and predictable, and further, our CODM primarily considers such expenses in consolidation. Accordingly, our CODM has focused on growing the business while preserving or growing our gross margins, with revenues and gross profits evaluated by segment against targets set by management and the board of directors.

Information by operating segment is as follows:

	Three months ended March 31, 2026	Three months ended March 31, 2025
Revenues
Software	$1,874,881	$1,961,312
Document Services	2,034,301	2,286,033
Total revenues	$3,909,182	$4,247,345

Cost of revenues
Software	$274,941	$258,245
Document Services	1,152,182	1,161,900
Total cost of revenues	$1,427,123	$1,420,145

Gross profit
Software	$1,599,940	$1,703,067
Document Services	882,119	1,124,133
Total gross profit	$2,482,059	$2,827,200

Capital additions, net
Software	$181,455	$109,382
Document Services	22,210	114,552
Total capital additions, net	$203,665	$223,934

	March 31, 2026	December 31, 2025
Goodwill
Software	$3,989,645	$3,989,645
Document Services	1,800,176	1,800,176
Total goodwill	$5,789,821	$5,789,821

	March 31, 2026	December 31, 2025
Total assets
Software	$9,398,690	$9,606,662
Document Services	7,061,599	7,698,910
Total assets	$16,460,289	$17,305,572

Statement of Cash Flows

For purposes of reporting cash flows, cash includes cash on hand and demand deposits held by banks.

Reclassifications

Certain amounts reported in prior filings of the condensed consolidated financial statements have been reclassified to conform to current presentation.

4. Intangible Assets, Net

At March 31, 2026, intangible assets consisted of the following:

	Estimated		Accumulated
	Useful Life	Costs	Amortization	Net
Trade names	10 years	$297,000	$(143,592)	$153,408
Proprietary technology	10 years	861,000	(344,400)	516,600
Customer relationships	5-15 years	4,091,000	(1,962,681)	2,128,319
		$5,249,000	$(2,450,673)	$2,798,327

At December 31, 2025, intangible assets consisted of the following:

	Estimated		Accumulated
	Useful Life	Costs	Amortization	Net
Trade names	10 years	$297,000	$(136,166)	$160,834
Proprietary technology	10 years	861,000	(322,875)	538,125
Customer relationships	5-15 years	4,091,000	(1,883,771)	2,207,229
		$5,249,000	$(2,342,812)	$2,906,188

Amortization expense for the three months ended March 31, 2026 and 2025 amounted to $107,861 and $127,577, respectively. The following table represents future amortization expense for intangible assets subject to amortization.

For the Twelve Months Ending March 31,	Amount
2027	$326,108
2028	324,410
2029	305,733
2030	304,741
2031	293,833
Thereafter	1,243,502
$2,798,327

5. Property and Equipment

Property and equipment are comprised of the following:

	March 31, 2026	December 31, 2025
Computer hardware and purchased software	$2,187,012	$2,178,789
Leasehold improvements	404,447	395,919
Furniture and fixtures	337,287	337,287
	2,928,746	2,911,995
Less: accumulated depreciation	(1,898,191)	(1,819,301)
Property and equipment, net	$1,030,555	$1,092,694

Total depreciation expense on our property and equipment for the three months ended March 31, 2026 and 2025 amounted to $87,104 and $76,315, respectively.

6. Notes Payable

As of March 31, 2026, we have no outstanding indebtedness.

On February 16, 2026, we entered into a $1 million secured term loan line of credit, at a variable interest rate of SOFR plus 2.35%, pursuant to a Credit Agreement (the “Credit Agreement”) and other related agreements with JPMorgan Chase. The line of credit will expire on December 31, 2026, unless renewed by mutual agreement of the Company and JPMorgan Chase. The Company expects the proceeds of any borrowings under the line of credit to be used for, among other things, working capital, capital expenditures, and general corporate purposes.

Summary of Notes Payable to Unrelated Parties

The entire outstanding balance of the Notes Payable to Unrelated Parties was prepaid in full on June 18, 2025. With respect to all notes outstanding (other than the notes to related parties), interest expense, including the amortization of debt issuance costs and debt discount for the three months ended March 31, 2026 and 2025 was $0 and $30,569, respectively.

7. Notes Payable - Related Parties

Summary of Notes Payable to Related Parties

The entire outstanding balance of the Notes Payable to Related Parties was prepaid in full on June 18, 2025. With respect to all notes payable – related parties outstanding, interest expense, including the amortization of debt issuance costs, for the three months ended March 31, 2026 and 2025 was $0 and $20,129, respectively.

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

9. Stockholders’ Equity

Common Stock

As of March 31, 2026, 4,474,272 shares of common stock were issued and outstanding, 241,260 shares of common stock were reserved for issuance upon the exercise of outstanding warrants, 476,788 shares of common stock were reserved for issuance under our 2015 Equity Incentive Plan, as amended (the “2015 Plan”) and our 2024 Equity Incentive Plan, as amended (the “2024 Plan”), and 104,136 shares were reserved for issuance under our 2023 Non-Employee Director Compensation Plan.

The following table describes the shares and warrants issued as part of our 2022 private placement:

Issuance of Common Stock	Issue Date	Shares Issued	Price per share	Warrants Issued	Warrant Exercise Price	Warrant Fair Value
Private Placement 2022	April 1, 2022	1,242,588	$4.62	124,258	$4.62	$3.91

Amortization of the debt issuance costs for the Private Placement 2022 offering was recorded at $0 and $10,513 for the three months ended March 31, 2026 and 2025, respectively.

Warrants

The following sets forth the warrants to purchase our common stock that were outstanding as of March 31, 2026:

Warrants Outstanding	Warrant Exercise Price	Warrant Expiry
109,560	$4.62	March 30, 2027 (1)
95,500	$4.00	March 30, 2027 (1)
16,000	$9.00	March 30, 2027 (1)
17,200	$12.50	March 30, 2027 (1)
3,000	$15.00	March 30, 2027 (2)

(1)	Issued to the placement agent in connection with private placements of our convertible promissory notes.

(2)	Issued to certain 5% stockholders.

A summary of warrant activity during the three months ended March 31, 2026 and 2025 is as follows:

Warrants
Outstanding at January 1, 2026	241,260
Exercised	-
Outstanding and Exercisable at March 31, 2026	241,260

Warrants
Outstanding at January 1, 2025	255,958
Exercised	(14,698)
Outstanding and Exercisable at March 31, 2025	241,260

10. Stock-Based Compensation

From time to time, we issue stock options and restricted stock as compensation for services rendered by our directors and employees.

Restricted Stock

On March 28, 2025, we granted 73,000 shares of restricted common stock to certain employees. The grants of restricted common stock were made in accordance with the 2015 Plan and 2024 Plan and were subject to vesting, as follows: 24,327 shares vested on March 28, 2025; 20,661 shares vested on March 28, 2026, and 20,678 shares vest on March 28, 2027. As part of Jim DeSocio’s February 3, 2026 Separation Agreement, 3,334 shares vested on February 28, 2026.

On March 19, 2024, we granted 127,500 shares of restricted common stock to certain employees. The grants of restricted common stock were made in accordance with the 2015 Plan and were subject to vesting, as follows: 42,495 shares vested on March 19, 2024; 42,495 shares vested on April 2, 2025, and 32,342 shares vested on April 2, 2026. As part of Jim DeSocio’s February 3, 2026 Separation Agreement, 10,000 shares vested on February 28, 2026.

Stock compensation of $175,060 and $430,862 were recorded on the issuance and vesting of common stock grants for the three months ended March 31, 2026 and 2025, respectively.

Stock Options

We did not make any stock option grants during the three months ended March 31, 2026 or 2025.

During the period ended March 31, 2026, the Company extended the contractual expiration date of stock options held by a former employee. The sole change to the affected awards was an extension of the expiration date from May 29, 2026, to December 31, 2026, representing an extension of approximately seven months. No changes were made to the exercise price, vesting schedule, or any other terms of the awards.

All of the options subject to the modification were fully vested at the time of the modification. In accordance with ASC 718, the Company measured the incremental fair value of the modified awards as the excess of the fair value of the modified options over the fair value of the original options immediately before modification, both measured using the Black-Scholes option-pricing model.

As a result of this modification, the Company recognized incremental stock-based compensation expense of $79,549, which was recorded in full on the modification date as the modified options were fully vested at the time of the modification. This incremental expense is included within general and administrative expense in the accompanying Condensed Consolidated Statements of Operations.

A summary of stock option activity during the three months ended March 31, 2026 and 2025 is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining
	Under	Exercise	Contractual
	Option	Price	Life
Outstanding at January 1, 2026	362,233	$6.81	6 years

Outstanding at March 31, 2026	362,233	$6.81	6 years

Exercisable at March 31, 2026	353,647	$6.73	6 years

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining
	Under	Exercise	Contractual
	Option	Price	Life
Outstanding at January 1, 2025	374,411	$6.22	8 years
Exercised	(6,000)	8.78
Outstanding at March 31, 2025	368,411	$6.18	7 years

Exercisable at March 31, 2025	279,042	$6.00	6 years

During the three months ended March 31, 2026 and 2025, stock-based compensation for options was $88,256 and $105,901, respectively.

As of March 31, 2026 and December 31, 2025, there was $63,010 and $71,717, respectively, of total unrecognized compensation costs related to stock options granted under our stock option agreements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of one year. The total fair value of stock options that vested during the three months ended March 31, 2026 and 2025 was $0.

11. Concentrations

Revenues from a limited number of customers have accounted for a substantial percentage of our total revenues. During the three months ended March 31, 2026 and 2025, our largest customer, the State of Michigan, accounted for 40% and 42%, respectively.

For the three months ended March 31, 2026 and 2025, government contracts, including K-12 education, represented approximately 79% and 78% of our net revenues, respectively. A significant portion of our sales to resellers represent ultimate sales to government agencies.

As of March 31, 2026, accounts receivable concentrations from our two largest customers were 64% and 20% of gross accounts receivable, respectively by customer. As of December 31, 2025, accounts receivable concentrations from our largest customer was 56% of gross accounts receivable.

12. Subsequent events

Restricted Share Grant

On April 1, 2026, we granted 145,600 shares of restricted common stock to an employee. The grant of restricted common stock was made in accordance with the 2024 Plan and were subject to vesting, as follows: 48,534 shares vested on April 1, 2026; 48,533 shares vest on April 1, 2027, and 48,533 shares vest on April 1, 2028.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial conditions and results of operations should be read together with our condensed consolidated financial statements and notes thereto included in Part I, Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q, and with the condensed consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods. Any forward-looking statements in this discussion and analysis should be read in conjunction with the information set forth in “Note Regarding Forward-Looking Statements” elsewhere herein. In this Quarterly Report, we sometimes refer to the three month period ended March 31, 2026 as the first quarter 2026, and to the three month period ended March 31, 2025 as the first quarter 2025.

Company Overview

We are a document services and software solutions company serving both the small-to-medium business and governmental sectors with their digital transformation and process automation initiatives. Our digital transformation products and services are provided through two reporting segments: Software and Document Services. Our Software segment consists primarily of solutions involving our software platform, allowing customers to capture and manage their documents across operations such as scanned hard-copy documents and digital documents including those from Microsoft Office 365, digital images, audio, video and emails. Our Document Services segment provides assistance to customers as a part of their overall document strategy to convert documents from one medium to another, predominantly paper to digital, including migration to our software solutions, as well as micrographics conversions and long-term storage and retrieval services. Our solutions create value for customers by making it easy to connect business-critical documents to the people who need them by making those documents easy to find and access, while also being secure and compliant with the customers’ audit requirements. Solutions are sold both directly to end-users and through channel partners.

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

How We Evaluate our Business Performance and Opportunities

There has been no material change during the first quarter 2026 to the major qualitative and quantitative factors we consider in the evaluation of our operating results as set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — How We Evaluate our Business Performance and Opportunities” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Executive Overview of Results

First quarter 2026 results reflected challenges on multiple, unrelated fronts. Our Document Services segment faced a continued reduction in volume, plus an unfavorable mix shift from first quarter 2025. Our Software segment experienced improved bookings and order intake relative to first quarter 2025. However, GAAP revenue from these orders will primarily begin to be recognized in second quarter 2026 and beyond. Our margins reduced slightly overall, driven by a reduction in Professional Services in our Document Services segment.

Below are our key financial results for the first quarter 2026 (consolidated unless otherwise noted):

●	Revenues were $3,909,182, representing a revenue decrease of 8.0% year over year.

●	SaaS revenue was $1,543,847, representing revenue growth of 0.1% year over year.

●	Cost of revenues was $1,427,123, an increase of 0.5% year over year.

●	Gross profit percentage was 63.5%, compared to 66.6% in the first quarter 2025.

●	Operating expenses (excluding cost of revenues) were $3,664,611, an increase of 4.4% year over year.

●	Loss from operations was $1,182,552, compared to loss from operations of $684,559 in the first quarter 2025.

●	Net loss was $1,177,853 with basic and diluted net loss per share of $0.27, compared to net loss of $727,565 with basic and diluted net loss per share of $0.17 in the first quarter 2025.

●	Net cash used in operating activities was $228,433, compared to $27,053 used in operations in the first quarter 2025.

●	Capital expenditures were $203,665 including capitalized software costs of $178,700, compared to $223,934 in the first quarter 2025, including capitalized software costs of $102,854.

●	As of March 31, 2026, we had 147 employees, including 11 part-time employees, compared to 150 employees as of March 31, 2025.

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

Volatility from international conflicts and trade protectionism is likely to have a minimal direct impact on us because we consume relatively little in raw materials. However, we have customers in industries that are likely to be affected, such as homebuilding and construction. Any industry-specific or macroeconomic downturn could affect our customers’ and potential customers’ budgets for technology procurement and stall our growth plans. However, absent economic disruptions, and based on the current trend of our business operations and our continued focus on strategic initiatives to grow our customer base, we believe in the strength of our brand and our focus on our strategic priorities.

Uncertainties, Trends, and Risks that can cause Fluctuations in our Operating Results

Our operating results have fluctuated significantly in the past and are expected to continue to fluctuate in the future due to a variety of factors, in addition to economic conditions, that are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Uncertainties, Trends, and Risks that can cause Fluctuations in our Operating Results” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Due to all these factors and the other risks discussed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, our past results of operations should not be relied upon as an indication of our future performance. Comparisons of our operating results with prior periods is not necessarily meaningful or indicative of future performance.

Reportable Segments

We have two reportable segments: Software and Document Services. These reportable segments are discussed above under “Company Overview.”

Results of Operations

Revenues

The following table sets forth our revenues by reportable segment for the periods indicated:

	Three months ended March 31, 2026	Three months ended March 31, 2025
Revenues
Software	$1,874,881	$1,961,312
Document Services	2,034,301	2,286,033
Total revenues	$3,909,182	$4,247,345

The following table sets forth our revenues by revenue source for the periods indicated:

	Three months ended March 31, 2026	Three months ended March 31, 2025
Revenues by revenue source
Software as a service	$1,543,847	$1,542,169
Software maintenance services	296,393	335,191
Professional services	1,850,163	2,158,315
Storage and retrieval services	218,779	211,670
Total revenues	$3,909,182	$4,247,345

The following tables sets forth our revenues by revenue source and segment for the periods indicated:

	Three months ended March 31, 2026	Three months ended March 31, 2025
Software segment revenues:
Software as a service	$1,543,847	$1,542,169
Software maintenance services	296,393	335,191
Professional services	34,641	83,952
Total Software segment revenues	$1,874,881	$1,961,312

	Three months ended March 31, 2026	Three months ended March 31, 2025
Document Services segment revenues:
Professional services	$1,815,522	$2,074,363
Storage and retrieval services	218,779	211,670
Total Document Services segment revenues	$2,034,301	$2,286,033

Our total revenues in the first quarter 2026 decreased by $338,163, or 8.0%, from our first quarter 2025 revenues, driven primarily by project timing in our professional services revenues, which decreased 14.3% year over year for the first quarter 2026. Software as a service revenues grew 0.1% and Storage and retrieval grew 3.4%, while erosion in revenues for Software maintenance services of 11.6% exacerbated the impact of the professional services decrease.

Software as a Service Revenues

We provide access to our software solutions as a service, accessible through the internet. Our customers typically enter into our software as a service agreement for periods of one year or more. Under these agreements, we generally provide access to the applicable software, data storage and related customer assistance and support. Revenues from the sale of software as a service, which are reported as part of our Software segment increased by $1,678, or 0.1% in the first quarter 2026 compared to 2025. Higher than usual customer churn nearly offset normal growth, across both YellowFolder and IntelliCloud solutions, including an individually significant IntelliCloud customer who implemented a new ERP system and no longer required our solution.

Software Maintenance Services Revenues

Software maintenance services revenues consist of fees for post-contract customer support services provided to license (premise-based) holders through support and maintenance agreements. These agreements allow our customers to receive technical support, enhancements and upgrades to new versions of our software products when and if available. A substantial portion of these revenues were generated from renewals of maintenance agreements, which typically run on a year-to-year basis. Revenues from the sale of software maintenance services, which are reported as part of our Software segment, decreased by $38,798, or 11.6%, in first quarter 2026 compared to 2025. The decrease was driven by increased attrition on these legacy premise solutions. This erosion of legacy revenues continues the multi-year trend and is in line with our goal to shift customers to SaaS-based solutions.

Professional Services Revenues

Professional services revenues primarily consist of revenues from document scanning and conversion services, plus consulting, discovery, training, and advisory services to assist customers with Software needs. These revenues include arrangements that do not involve the sale of software. Of our $1,850,163 in professional services revenues during the first quarter 2026, $1,815,522 was derived from our Document Services operations and $34,641 was derived from our Software operations. Our overall professional services revenues decreased by $308,152, or 14.3%, in the first quarter 2026 compared to 2025. This decrease is the result of continued reduced scanning projects in our Document Services segment.

Costs of Revenues and Gross Profits

The following table sets forth our cost of revenues by reportable segment for the periods indicated:

	Three months ended March 31, 2026	Three months ended March 31, 2025
Cost of revenues by segment
Software	$274,941	$258,245
Document Services	1,152,182	1,161,900
Total cost of revenues	$1,427,123	$1,420,145

The following table sets forth our cost of revenues, by revenue source, for the periods indicated:

	Three months ended March 31, 2026	Three months ended March 31, 2025
Cost of revenues:
Software as a service	$256,956	$215,129
Software maintenance services	12,392	16,365
Professional services	1,111,449	1,082,006
Storage and retrieval services	46,326	106,645
Total cost of revenues	$1,427,123	$1,420,145

The following tables sets forth our cost of revenues by revenue source and segment for the periods indicated:

	Three months ended March 31, 2026	Three months ended March 31, 2025
Software segment cost of revenues:
Software as a service	$256,956	$215,129
Software maintenance services	12,392	16,365
Professional services	5,593	26,751
Total Software segment cost of revenues	$274,941	$258,245

	Three months ended March 31, 2026	Three months ended March 31, 2025
Document Services segment cost of revenues:
Professional services	$1,105,856	$1,055,255
Storage and retrieval services	46,326	106,645
Total Document Services segment cost of revenues	$1,152,182	$1,161,900

Our total cost of revenues during the first quarter 2026 increased by $6,978, or 0.5%, from 2025. Our cost of revenues for our Software segment increased by $16,696, or 6.5%, primarily due to expanded payables automation efforts, as well as increased hosting costs. Our cost of revenues for our Document Services segment decreased by $9,718, or 0.8%, in the first quarter 2026 compared to 2025.

The following tables set forth our gross profit by reportable segment and revenue source for the periods indicated:

	Three months ended March 31, 2026	Three months ended March 31, 2025
Gross profit
Software	$1,599,940	$1,703,067
Document Services	882,119	1,124,133
Total gross profit	$2,482,059	$2,827,200

	For the three months ended March 31,
	2026	2025

Gross profit:
Software as a service	$1,286,891	$1,327,040
Software maintenance services	284,001	318,826
Professional services	738,714	1,076,309
Storage and retrieval services	172,453	105,025
Total gross profit	$2,482,059	$2,827,200

Gross profit percentage:
Software as a service	83.4%	86.1%
Software maintenance services	95.8%	95.1%
Professional services	39.9%	49.9%
Storage and retrieval services	78.8%	49.6%
Total gross profit percentage	63.5%	66.6%

Our overall gross profit decreased to 63.5% in the first quarter 2026 from 66.6% in 2025. The increase in storage and retrieval, driven by reduced low-margin destruction work, was not sufficient to offset the decrease in professional services, driven by a product mix and pricing shift in document scanning and conversion projects.

Cost of Software as a Service

Cost of software as a service, or SaaS, consists primarily of technical support personnel, hosting services, and related costs. Cost of software as a service during the first quarter 2026 increased by $41,827, or 19.4%, from the first quarter 2025. Cost of software as a service is impacted by increasing our implementations team and support desk staff, hosting costs, the volume of support calls, and periodic improvements to infrastructure, of which, the implementation costs and hosting costs increased in the first quarter 2026, exacerbated by a tough comparison to a high margin quarter in 2025. Our gross margin in the first quarter 2026 decreased to 83.4% compared to 86.1% in the first quarter 2025.

Cost of Professional Services

Cost of professional services consists primarily of compensation for employees performing the Document Services division conversion services, as well as compensation of our software engineers and implementation consultants, and related third-party costs. Cost of professional services increased in the first quarter 2026 by $29,443, or 2.7% over 2025, due to lower margin projects requiring more labor. Further, while there were fewer Software division projects in the first quarter 2026 than 2025, the impact was not material to the overall cost of revenues. On a consolidated basis, our gross margin for professional services decreased to 39.9% during the first quarter 2026 compared to 49.9% in 2025. Gross margins related to consulting services in Software and Document Services (ranging from scanning to micrographics conversion) may vary widely, depending upon the nature of the project and the amount of labor required to complete a project.

Operating Expenses

The following table sets forth our operating expenses for the periods indicated:

	Three months ended March 31, 2026	Three months ended March 31, 2025
Operating expenses:
General and administrative	$2,853,727	$2,615,746
Sales and marketing	508,003	588,328
Depreciation and amortization	302,881	307,685

Total operating expenses	$3,664,611	$3,511,759

General and Administrative Expenses

General and administrative expenses increased $237,981 or 9.1% in the first quarter 2026, primarily related to severance expense to our outgoing CEO and overlap wages with our new CEO, as well as recruiting fees related to our CEO search. These increases were reflected in both our Software segment, in which our general and administrative expenses increased 3.5% to $1,561,135 in first quarter 2026 from $1,508,965 in 2025, and also in our Document Services segment, in which our general and administrative expenses increased 16.8% to $1,292,592 in first quarter 2026 from $1,106,781 in 2025. Additionally, share-based compensation expense, which is largely non-cash, continues to be a significant portion of general and administrative expenses, amounting to $263,316 in first quarter 2026 and $536,763 in first quarter 2025.

Sales and Marketing Expenses

Sales and marketing expenses during the first quarter 2026 decreased by $80,325, or 13.7%, from the first quarter 2025, primarily due to timing of variable compensation.

Other Items of Income and Expense

Interest Income (Expense), Net

Interest income was $4,699 during the first quarter 2026, as compared with $43,006 of interest expense, net, during the first quarter 2025, representing a change of $47,705 or 110.9%. The reduced interest expense resulted from early principal repayments of the 2022 Notes June 18, 2025.

Liquidity and Capital Resources

We have historically financed our operations primarily through a combination of cash on hand, cash generated from operations, borrowings from third parties and related parties, and proceeds from sales of equity. Since 2012, we have raised a net total of approximately $23.1 million in cash through issuances of equity securities and a further $5.0 million in cash through issuances of debt securities, of which all have been repaid as of June 18, 2025.

In recent years we engaged in several actions that significantly improved our liquidity and cash flows, including (i) effective June 1, 2025 through May 31, 2030, securing a renewal contract with our largest customer, (ii) on May 28, 2025, commencing an at-the-market offering, discussed below, (iii) repaying all of our debt securities as of June 18, 2025, and (iv) on February 16, 2026, securing a line of credit through JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) in the amount of $1 million, as discussed in more detail below.

At March 31, 2026, we had $2.1 million in cash and cash equivalents, net working capital deficit of $0.5 million, which includes $2.9 million in deferred revenues. Based on our current plans and assumptions, we believe our capital resources, including our cash and cash equivalents, along with funds expected to be generated from our operations and potential financing options, will be sufficient to meet our anticipated cash flow needs for at least the next 12 months, including to satisfy our expected working capital needs and our capital and debt service commitments over that period.

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

At-the-Market Offering

We maintain an effective registration statement covering up to $12.9 million of common stock, warrants, and units. The registration statement includes a prospectus covering the offer, issuance and sale of up to $10.0 million in our common stock from time to time in “at-the-market offerings” pursuant to an At the Market Agreement (the “ATM Program”) with Lucid Capital Markets, LLC as our sales agent. We sold no shares during the first quarter 2026 or 2025. We have sold 145,938 shares of our common stock pursuant to the ATM Program during the full year 2025, and received aggregate net proceeds totaling $1,621,325. As of the filing date of this Quarterly Report, approximately $8.2 million remained available under the ATM Program.

Indebtedness

As of March 31, 2026, we have no outstanding indebtedness.

On February 16, 2026, we entered into a $1 million secured term loan line of credit pursuant to a Credit Agreement (the “Credit Agreement”) and other related agreements with JPMorgan Chase. The line of credit will expire on December 31, 2026, unless renewed by mutual agreement of the Company and JPMorgan Chase. The Company expects the proceeds of any borrowings under the line of credit to be used for, among other things, working capital, capital expenditures, and general corporate purposes.

Capital Expenditures

There were no material commitments for capital expenditures at March 31, 2026.

Cash Used in Operating Activities

Net cash used in operating activities during the first quarter 2026 was $228,433, primarily attributable to the net loss adjusted for non-cash expenses of $604,870, a decrease in operating assets of $44,793 and an increase in operating liabilities of $299,757. Net cash used in operating activities during the first quarter 2025 was $27,053, primarily attributable to the net loss adjusted for non-cash expenses of $907,979, an increase in operating assets of $29,841 and a decrease in operating liabilities of $177,626.

Cash Used in Investing Activities

Net cash used in investing activities in the first quarter 2026 was $203,665, including $178,700 related to capitalized internal use software. Net cash used in investing activities in the first quarter 2025 was $223,934, including $102,854 related to capitalized internal use software.

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

Our critical accounting policies and estimates are set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There were no material changes to our critical accounting policies and estimates during the first quarter 2026.

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

Based on this evaluation, we concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Our business and operating results are subject to many risks, uncertainties and other factors. If any of these risks were to occur, our business, affairs, assets, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. There have been no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

During the first fiscal quarter ended March 31, 2026, no Section 16 director or officer adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified, or terminated during the fiscal quarter ended March 31, 2026, by our directors and Section 16 officers.

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

INTELLINETICS, INC.

Dated:	May 14, 2026

By:	/s/ Alison G. Forsythe
Alison G. Forsythe
President and Chief Executive Officer

Dated: May 14, 2026

By:	/s/ Joseph D. Spain
Joseph D. Spain
Chief Financial Officer

