Form 10-Q
period 2026-06-30
INTELLINETICS, INC.
filed 2026-08-12
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

As of August 10, 2026, there were 4,494,994 shares of the issuer’s common stock outstanding, each with a par value of $0.001 per share.

INTELLINETICS, INC.

Form 10-Q

June 30, 2026

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(unaudited)
	June 30,	December 31,
	2026	2025

ASSETS

Current assets:
Cash	$1,713,637	$2,528,281
Accounts receivable, net	705,463	1,239,802
Accounts receivable, unbilled	756,337	909,574
Parts and supplies, net	109,675	173,295
Prepaid expenses and other current assets	545,529	378,305
Total current assets	3,830,641	5,229,257

Property and equipment, net	995,491	1,092,694
Right of use assets, operating	1,397,016	1,394,806
Right of use assets, finance	128,626	164,998
Intangible assets, net	2,716,800	2,906,188
Goodwill	5,789,821	5,789,821
Other assets	783,687	727,808
Total assets	$15,642,082	$17,305,572

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$292,834	$284,680
Accrued compensation	882,374	410,368
Accrued expenses	166,260	199,995
Lease liabilities, operating - current	813,982	721,879
Lease liabilities, finance - current	62,920	67,935
Deferred revenues	2,911,110	3,371,263
Total current liabilities	5,129,480	5,056,120

Long-term liabilities:
Lease liabilities, operating - net of current portion	626,302	749,346
Lease liabilities, finance - net of current portion	83,882	116,090
Total long-term liabilities	710,184	865,436
Total liabilities	5,839,664	5,921,556

Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized; 4,494,994 and 4,479,123 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	4,495	4,479
Additional paid-in capital	35,576,047	34,893,670
Accumulated deficit	(25,778,124)	(23,514,133)
Total stockholders’ equity	9,802,418	11,384,016
Total liabilities and stockholders’ equity	$15,642,082	$17,305,572

See Notes to these Condensed Consolidated Financial Statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Revenues:
Software as a service	$1,643,416	$1,577,104	$3,187,263	$3,119,273
Software maintenance services	291,767	330,459	588,160	665,650
Professional services	1,789,768	1,899,619	3,639,931	4,057,934
Storage and retrieval services	221,526	203,631	440,305	415,301
Total revenues	3,946,477	4,010,813	7,855,659	8,258,158

Cost of revenues:
Software as a service	277,614	247,051	534,570	462,180
Software maintenance services	14,455	12,978	26,847	29,343
Professional services	975,361	964,448	2,086,810	2,046,454
Storage and retrieval services	60,060	59,779	106,386	166,424
Total cost of revenues	1,327,490	1,284,256	2,754,613	2,704,401

Gross profit	2,618,987	2,726,557	5,101,046	5,553,757

Operating expenses:
General and administrative	2,949,488	2,371,530	5,803,215	4,987,276
Sales and marketing	478,802	556,063	986,805	1,144,391
Depreciation and amortization	280,756	307,442	583,637	615,127

Total operating expenses	3,709,046	3,235,035	7,373,657	6,746,794

Loss from operations	(1,090,059)	(508,478)	(2,272,611)	(1,193,037)

Interest income (expense), net	3,921	(59,112)	8,620	(102,118)

Net loss	$(1,086,138)	$(567,590)	$(2,263,991)	$(1,295,155)

Basic net loss per share:	$(0.24)	$(0.13)	$(0.51)	$(0.31)
Diluted net loss per share:	$(0.24)	$(0.13)	$(0.51)	$(0.31)

Weighted average number of common shares outstanding - basic	4,460,957	4,251,689	4,427,268	4,213,389
Weighted average number of common shares outstanding - diluted	4,460,957	4,251,689	4,427,268	4,213,389

See Notes to these Condensed Consolidated Financial Statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2026 and 2025

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2025	4,260,929	$4,261	$32,722,183	$(22,368,803)	$10,357,641

Stock compensation - stock options	-	-	272,151	-	272,151

Stock option exercise	18,727	18	(20,203)	-	(20,185)

Stock compensation - restricted shares	53,529	54	(23,411)	-	(23,357)

Equity issue, net of issuance costs of $171,945	139,945	140	1,544,872	-	1,545,012

Net loss	-	-	-	(567,590)	(567,590)

Balance, June 30, 2025	4,473,130	$4,473	$34,495,592	$(22,936,393)	$11,563,672

Balance March 31, 2026	4,474,272	$4,474	$35,155,319	$(24,691,986)	$10,467,807

Stock compensation - stock options	-	-	129,016	-	129,016

Stock compensation - restricted shares	20,722	21	291,712	-	291,733

Net loss	-	-	-	(1,086,138)	(1,086,138)

Balance, June 30, 2026	4,494,994	$4,495	$35,576,047	$(25,778,124)	$9,802,418

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2024	4,249,735	$4,250	$32,268,743	$(21,641,238)	$10,631,755

Stock compensation - stock options	-	-	378,052	-	378,052

Stock option exercise	20,380	20	(20,205)	-	(20,185)

Stock compensation - restricted shares	53,529	54	324,151	-	324,205

Warrant exercise	9,541	9	(21)	-	(12)

Equity issue, net of issuance costs of $171,945	139,945	140	1,544,872	-	1,545,012

Net loss	-	-	-	(1,295,155)	(1,295,155)

Balance, June 30, 2025	4,473,130	$4,473	$34,495,592	$(22,936,393)	$11,563,672

Balance, December 31, 2025	4,479,123	$4,479	$34,893,670	$(23,514,133)	$11,384,016

Stock compensation - stock options	-	-	217,272	-	217,272

Stock compensation - restricted shares	15,871	16	465,105	-	465,121

Net loss	-	-	-	(2,263,991)	(2,263,991)

Balance, June 30, 2026	4,494,994	$4,495	$35,576,047	$(25,778,124)	$9,802,418

See Notes to these Condensed Consolidated Financial Statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025

Cash flows from operating activities:
Net loss	$(2,263,991)	$(1,295,155)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	583,637	615,127
Bad debt expense	9,824	29,126
Loss on disposal of fixed assets	-	10,202
Amortization of deferred financing costs	-	42,052
Amortization of right of use assets, financing	36,372	36,372
Share-based compensation	920,795	965,471
Changes in operating assets and liabilities:
Accounts receivable	524,515	310,576
Accounts receivable, unbilled	153,237	204,630
Parts and supplies	63,620	(64,000)
Prepaid expenses and other current assets	(167,224)	(26,263)
Accounts payable and accrued expenses	446,425	116,759
Operating lease assets and liabilities, net	(33,151)	(13,896)
Deferred revenues	(460,153)	(818,480)
Total adjustments	2,077,897	1,407,676
Net cash (used in) provided by operating activities	(186,094)	112,521

Cash flows from investing activities:
Capitalization of internal use software	(277,254)	(209,171)
Purchases of property and equipment	(75,671)	(262,733)
Net cash (used in) investing activities	(352,925)	(471,904)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	1,716,957
Offering costs paid on issuance of common stock	-	(118,629)
Principal payments on financing lease liability	(37,223)	(33,795)
Payments to taxing authorities in connection with shares directly withheld from employees	(238,402)	(283,399)
Exercise of stock warrants	-	(12)
Repayment of notes payable	-	(807,331)
Repayment of notes payable - related parties	-	(532,169)
Net cash (used in) financing activities	(275,625)	(58,378)

Net decrease in cash	(814,644)	(417,761)
Cash - beginning of period	2,528,281	2,489,236
Cash - end of period	$1,713,637	$2,071,475

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$74,425
Cash paid during the period for income taxes	$28,027	$18,849

Supplemental disclosure of non-cash financing activities:
Right-of-use asset obtained in exchange for operating lease liability	$424,286	$43,430

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

3. Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements accompanying these notes include the accounts of Intellinetics and the accounts of all its subsidiaries in which it holds a controlling interest. Under GAAP, consolidation is generally required for investments of more than 50% of the outstanding voting stock of an investee, except when control is not held by the majority owner. We have two subsidiaries: Intellinetics Ohio and Graphic Sciences. We consider the criteria established under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 810, “Consolidation” in the consolidation process. All significant intercompany balances and transactions have been eliminated in consolidation.

Concentrations of Credit Risk

We maintain our cash with high credit quality financial institutions. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit.

We do not generally require collateral or other security to support customer receivables; however, we may require customers to provide retainers, up-front deposits or irrevocable letters-of-credit when considered necessary to mitigate credit risks. The Company estimates a current expected credit loss (“CECL”) for accounts receivable and accounts receivable-unbilled. The CECL for receivables are estimated based on the receivable aging category, credit risk of specific customers, past collection history, and management’s evaluation of collectability. Provisions for CECL are classified within general and administrative costs.

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

During the reporting period, the estimate of credit losses may change due to several factors including payment patterns of customers, changes in customer creditworthiness, and broader economic conditions. Such changes are captured in the financial statements to ensure they accurately reflect the company’s assessment of credit risk and expected losses at the end of each reporting period. Credit losses have been within management’s expectations. At June 30, 2026 and December 31, 2025, our allowance for credit losses was $36,948 and $39,514, respectively.

Changes in the allowance for credit losses for the periods ended June 30, 2026 and 2025 were as follows:

As of December 31, 2025	$(39,514)
(Provisions) Reductions charged to operating results	(20,487)
Account write-offs	18,000
As of March 31, 2026	$(42,001)
(Provisions) Reductions charged to operating results	10,663
Account write-off recovery	(5,610)
As of June 30, 2026	$(36,948)

As of December 31, 2024	$(55,907)
(Provisions) Reductions charged to operating results	(40,349)
Account write-offs	11,223
As of March 31, 2025	$(85,033)
(Provisions) Reductions charged to operating results	11,223
Account write-offs	2,293
As of June 30, 2025	$(71,517)

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

Contract balances

The following tables present changes in our contract assets during the six months ended June 30, 2026 and 2025:

	Balance at Beginning of Period	Billings	Payments Received	Balance at End of Period
Six months ended June 30, 2026
Accounts receivable	$1,239,802	$7,567,537	$(8,101,876)	$705,463

Six months ended June 30, 2025
Accounts receivable	$1,111,504	$7,720,473	$(8,060,175)	$771,802

	Balance at Beginning of Period	Revenue Recognized in Advance of Billings	Billings	Balance at End of Period
Six months ended June 30, 2026
Accounts receivable, unbilled	$909,574	$2,389,057	$(2,542,294)	$756,337

Six months ended June 30, 2025
Accounts receivable, unbilled	$1,296,524	$2,245,372	$(2,450,002)	$1,091,894

Deferred contract costs

Sales commissions earned by our sales force on new business are considered an incremental cost of obtaining a contract with a customer. Sales commissions for new contracts and incremental sales to existing customers are deferred and then amortized on a straight-line basis over an estimated period of benefit of two years. This period of benefit was determined by taking into consideration term lengths of customer contracts, renewals, changes and enhancements in core offerings, and other factors. As of June 30, 2026 and December 31, 2025, deferred contract costs were $105,384 and $110,859, respectively, and are included in prepaid expenses and other current assets on our condensed consolidated balance sheets.

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

Remaining performance obligations represent the transaction price from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 99% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. As of June 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations for software as a service and software maintenance contracts with a duration greater than one year was $36,421. As of December 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations for software as a service and software maintenance contracts with a duration greater than one year was $47,403. This does not include revenue related to performance obligations that are part of a contract whose original expected duration is one year or less.

The following table presents changes in our contract liabilities during the six months ended June 30, 2026 and 2025:

	Balance at			Balance at
	Beginning		Recognized	End of
	of Period	Billings	Revenue	Period
Six months ended June 30, 2026
Contract liabilities: Deferred revenue	$3,371,263	$3,338,608	$(3,798,761)	$2,911,110

Six months ended June 30, 2025
Contract liabilities: Deferred revenue	$3,411,852	$2,989,657	$(3,808,137)	$2,593,372

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

In accordance with ASC 350-40, “Internal-Use Software,” we capitalize purchase and implementation costs of internal use software. Once an application has reached development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable that the expenditure will result in additional functionality. Such costs in the amount of $98,553 and $277,254 were capitalized during the three and six months ended June 30, 2026. Such costs in the amount of $106,317 and $209,171 were capitalized during the three and six months ended June 30, 2025.

Capitalized costs are stated at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the related assets on a straight-line basis, which is three years. At June 30, 2026 and December 31, 2025, our condensed consolidated balance sheets included $768,903 and $713,024, respectively, in other assets.

For the three and six months ended June 30, 2026 and 2025, our expensed software development costs were $213,595 and $382,224, respectively, and $184,385 and $359,517, respectively.

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

Advertising

We expense the cost of advertising as incurred. Advertising expense for the three and six months ended June 30, 2026 and 2025 amounted to $4,476 and $12,353, respectively, and $23,606 and $53,085, respectively.

Earnings (Loss) Per Share

Basic income or loss per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted income or loss per share is computed by dividing net income or loss by the diluted weighted average number of shares of common stock outstanding during the period. The diluted weighted average number of shares gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share exclude all diluted potential shares if their effect is anti-dilutive, including unvested restricted stock awards, warrants or options which are out-of-the-money, and for those periods with a net loss.

The three and six months ended June 30, 2026 and 2025 reported a net loss, therefore, the numerator and the denominator used in computing both basic and diluted net loss per share are the same.

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

Deferred income taxes are recognized for the tax consequences or benefits in future years of temporary differences between the financial reporting and tax bases of assets and liabilities as of each period-end based on enacted tax laws and statutory rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A 100% valuation allowance has been established on deferred tax assets at June 30, 2026 and December 31, 2025, due to the uncertainty of our ability to realize future taxable income.

As of June 30, 2026 and December 31, 2025, we had federal net operating loss carry forwards, which can be utilized to offset future federal income tax of approximately $19.8 million and $18.0 million, respectively. Section 382 of the Internal Revenue Code limits the utilization of net operating losses during certain ownership changes. We have performed an analysis of our ownership changes and have determined that approximately $9.6 million of our net operating losses are subject to an annual limitation. We do not expect that Section 382 will limit the utilization of the net operating loss carry forwards in 2026. A portion of the federal and state net operating loss carry forwards expire at various dates through 2038, and a portion of the net operating loss carry forwards have an indefinite carry forward period. We recorded a valuation allowance against all of our deferred tax assets as of both June 30, 2026 and December 31, 2025. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

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

Information by operating segment is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Revenues
Software	$2,079,385	$2,000,526	$3,954,266	$3,961,838
Document Services	1,867,092	2,010,287	3,901,393	4,296,320
Total revenues	$3,946,477	$4,010,813	$7,855,659	$8,258,158

Cost of revenues
Software	$320,474	$288,849	$595,415	$547,094
Document Services	1,007,016	995,407	2,159,198	2,157,307
Total cost of revenues	$1,327,490	$1,284,256	$2,754,613	$2,704,401

Gross profit
Software	$1,758,911	$1,711,677	$3,358,851	$3,414,744
Document Services	860,076	1,014,880	1,742,195	2,139,013
Total gross profit	$2,618,987	$2,726,557	$5,101,046	$5,553,757

Capital additions, net
Software	$110,270	$124,638	$291,725	$234,020
Document Services	38,990	123,332	61,200	237,884
Total capital additions, net	$149,260	$247,970	$352,925	$471,904

	June 30, 2026	December 31, 2025
Goodwill
Software	$3,989,645	$3,989,645
Document Services	1,800,176	1,800,176
Total goodwill	$5,789,821	$5,789,821

	June 30, 2026	December 31, 2025
Total assets
Software	$8,939,215	$9,606,662
Document Services	6,702,867	7,698,910
Total assets	$15,642,082	$17,305,572

Statement of Cash Flows

For purposes of reporting cash flows, cash includes cash on hand and demand deposits held by banks.

Reclassifications

Certain amounts reported in prior filings of the condensed consolidated financial statements have been reclassified to conform to current presentation.

4. Intangible Assets, Net

At June 30, 2026, intangible assets consisted of the following:

	Estimated		Accumulated
	Useful Life	Costs	Amortization	Net
Trade names	10 years	$297,000	$(151,017)	$145,983
Proprietary technology	10 years	861,000	(365,925)	495,075
Customer relationships	5-15 years	4,091,000	(2,015,258)	2,075,742
		$5,249,000	$(2,532,200)	$2,716,800

At December 31, 2025, intangible assets consisted of the following:

	Estimated		Accumulated
	Useful Life	Costs	Amortization	Net
Trade names	10 years	$297,000	$(136,166)	$160,834
Proprietary technology	10 years	861,000	(322,875)	538,125
Customer relationships	5-15 years	4,091,000	(1,883,771)	2,207,229
		$5,249,000	$(2,342,812)	$2,906,188

Amortization expense for the three and six months ended June 30, 2026 and 2025, amounted to $81,527 and $189,388, respectively, and $123,210 and $250,787, respectively. The following table represents future amortization expense for intangible assets subject to amortization.

For the Twelve Months Ending June 30,	Amount
2027	$326,108
2028	319,316
2029	305,733
2030	301,766
2031	293,833
Thereafter	1,170,044
$2,716,800

5. Property and Equipment

Property and equipment are comprised of the following:

	June 30, 2026	December 31, 2025
Computer hardware and purchased software	$2,232,921	$2,178,789
Leasehold improvements	404,447	395,919
Furniture and fixtures	337,287	337,287
	2,974,655	2,911,995
Less: accumulated depreciation	(1,979,164)	(1,819,301)
Property and equipment, net	$995,491	$1,092,694

Total depreciation expense on our property and equipment for the three and six months ended June 30, 2026 and 2025 amounted to $85,770 and $172,874, respectively, and $74,317 and $150,632, respectively.

6. Notes Payable – Unrelated Parties

As of June 30, 2026, we have no outstanding indebtedness.

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

Summary of Notes Payable to Unrelated Parties

The entire outstanding balance of the Notes Payable to Unrelated Parties was prepaid in full on June 18, 2025. With respect to all notes outstanding (other than the notes to related parties), interest expense, including the amortization of debt issuance costs, for the three and six months ended June 30, 2026 was $0, and for the three and six months ended June 30, 2025 was $39,683 and $70,252, respectively.

7. Notes Payable - Related Parties

Summary of Notes Payable to Related Parties

The entire outstanding balance of the Notes Payable to Related Parties was prepaid in full on June 18, 2025. With respect to all notes payable – related parties outstanding, interest expense, including the amortization of debt issuance costs, for the three and six months ended June 30, 2026 was $0, and for the three and six months ended June 30, 2025 was $26,096 and $46,225, respectively.

8. Commitments and Contingencies

On May 6, 2026, we entered into an agreement to extend our 36,000 square feet of space in Madison Heights, Michigan, adding a right of use asset and lease liability of $424,286. The monthly rental payment is $36,010 with a lease term continuing until August 31, 2027.

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

9. Stockholders’ Equity

Common Stock

As of June 30, 2026, 4,494,994 shares of common stock were issued and outstanding, 241,260 shares of common stock were reserved for issuance upon the exercise of outstanding warrants, 1,005,223 shares of common stock were reserved for issuance under our 2015 Equity Incentive Plan, as amended (the “2015 Plan”) and our 2024 Equity Incentive Plan, as amended (the “2024 Plan”), and 256,999 shares were reserved for issuance under our 2023 Non-Employee Director Compensation Plan.

The following table describes the shares and warrants issued as part of our 2022 private placement:

Issuance of Common Stock	Issue Date	Shares Issued	Price per share	Warrants Issued	Warrant Exercise Price	Warrant Fair Value
Private Placement 2022	April 1, 2022	1,242,588	$4.62	124,258	$4.62	$3.91

Amortization of the debt issuance costs for the Private Placement 2022 offering was recorded at $0 for the three and six months ended June 30, 2026, and at $31,539 and $42,052 for the three and six months ended June 30, 2025.

Warrants

The following sets forth the warrants to purchase our common stock that were outstanding as of June 30, 2026:

Warrants Outstanding	Warrant Exercise Price	Warrant Expiry
109,560	$4.62	March 30, 2027 (1)
95,500	$4.00	March 30, 2027 (1)
16,000	$9.00	March 30, 2027 (1)
17,200	$12.50	March 30, 2027 (1)
3,000	$15.00	March 30, 2027 (2)

(1)	Issued to the placement agent in connection with private placements of our convertible promissory notes.

(2)	Issued to certain 5% stockholders.

A summary of warrant activity during the six months ended June 30, 2026 and 2025 is as follows:

Warrants
Outstanding at January 1, 2026	241,260
Exercised	-
Outstanding and Exercisable at June 30, 2026	241,260

Warrants
Outstanding at January 1, 2025	255,958
Exercised	(14,698)
Outstanding and Exercisable at June 30, 2025	241,260

10. Stock-Based Compensation

From time to time, we issue stock options and restricted stock as compensation for services rendered by our directors and employees.

Restricted Stock

On April 1, 2026, we granted 145,600 shares of restricted common stock to an employee. The grant of restricted common stock was made in accordance with the 2024 Plan, subject to vesting, as follows: 48,534 shares vested on April 1, 2026; 48,533 shares vest on April 1, 2027, and 48,533 shares vest on April 1, 2028.

On March 28, 2025, we granted 73,000 shares of restricted common stock to certain employees. The grants of restricted common stock were made in accordance with the 2015 Plan and 2024 Plan, subject to vesting, as follows: 24,327 shares vested on March 28, 2025; 20,661 shares vested on March 28, 2026, and 20,678 shares vest on March 28, 2027. As part of Jim DeSocio’s February 3, 2026 Separation Agreement, 3,334 shares vested on February 28, 2026.

On March 19, 2024, we granted 127,500 shares of restricted common stock to certain employees. The grants of restricted common stock were made in accordance with the 2015 Plan, subject to vesting, as follows: 42,495 shares vested on March 19, 2024; 42,495 shares vested on April 2, 2025, and 32,342 shares vested on April 2, 2026. As part of Jim DeSocio’s February 3, 2026 Separation Agreement, 10,000 shares vested on February 28, 2026.

Stock compensation is being recognized over the vesting periods. For the three and six months ended June 30, 2026, $528,463 and $703,523, respectively, was recorded on the issuance of the common stock. For the three and six months ended June 30, 2025, $156,558 and $587,419, respectively, was recorded on the issuance of the common stock.

Stock Options

On June 26, 2026, we granted non-employee directors stock options to purchase 30,000 shares at an exercise price of $6.11 per share under the 2023 Non-Employee Director Compensation Plan. The options fully vested upon grant. The total fair value of $120,309 for these stock options was recognized as expense upon grant.

The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2026 was $4.01. The assumptions that were used in calculating such values, were based on estimates at the grant date in the table as follows:

Grant Date June 26, 2026
Risk-free interest rate	4.15%
Expected term	5 years
Expected volatility	78.11%
Expected dividend yield	0.00%

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

During the six-months ended June 30, 2026, the Company extended the contractual expiration date of stock options held by a former employee. The sole change to the affected awards was an extension of the expiration date from May 29, 2026, to December 31, 2026, representing an extension of approximately seven months. No changes were made to the exercise price, vesting schedule, or any other terms of the awards.

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

A summary of stock option activity during the six months ended June 30, 2026 and 2025 is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining
	Under	Exercise	Contractual
	Option	Price	Life
Outstanding at January 1, 2026	362,233	$6.81	6 years
Granted	30,000	6.11
Outstanding at June 30, 2026	392,233	$6.76	6 years

Exercisable at June 30, 2026	383,647	$6.68	6 years

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining
	Under	Exercise	Contractual
	Option	Price	Life
Outstanding at January 1, 2025	374,411	$6.22	8 years
Exercised	(37,488)	5.13
Granted	27,000	12.88
Outstanding at June 30, 2025	363,923	$6.83	7 years

Exercisable at June 30, 2025	349,423	$6.69	7 years

During the three and six months ended June 30, 2026 and 2025, stock-based compensation for options was $129,016 and $217,272, and $272,151 and $378,052, respectively.

As of June 30, 2026 and December 31, 2025, there were $54,303 and $71,717, respectively, of total unrecognized compensation costs related to stock options granted under our stock option agreements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of one year. The total fair value of stock options that vested during the six months ended June 30, 2026 and 2025 was $120,309 and $637,056, respectively.

11. Concentrations

Revenues from a limited number of customers have accounted for a substantial percentage of our total revenues. During the three months ended June 30, 2026 and 2025, our largest customer, the State of Michigan, accounted for 32% and 37%, respectively, of our total revenues. During the six months ended June 30, 2026 and 2025, our largest customer, the State of Michigan, accounted for 36% and 40%, respectively, of our total revenues.

For the three months ended June 30, 2026 and 2025, government contracts, including K-12 education, represented approximately 76% and 78%, respectively, of our net revenues. For the six months ended June 30, 2026 and 2025, government contracts, including K-12 education, represented approximately 77% of our net revenues. A significant portion of our sales to resellers represent ultimate sales to government or K-12 education.

As of June 30, 2026 and December 31, 2025, accounts receivable concentrations from our largest customer were 52% and 56% of our gross accounts receivable, respectively.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and notes thereto included in Part I, Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q, and with the condensed consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods. Any forward-looking statements in this discussion and analysis should be read in conjunction with the information set forth in “Cautionary Note Regarding Forward-Looking Statements” elsewhere herein. In this Quarterly Report, we sometimes refer to the three and six-month periods ended June 30, 2026 as the second quarter 2026 and the six-month period 2026 respectively, and to the three and six-month periods ended June 30, 2025 as the second quarter 2025 and the six-month period 2025.

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

Our customers use our software by one of two methods: purchasing our software and installing it onto their own equipment, which we refer to as an “on-premise” model, or licensing and accessing our platform via the Internet, which we refer to as a “software as a service” or “SaaS” model and also as a “cloud-based” model. We believe our SaaS model is an important part of our revenue growth strategy. Our SaaS products are hosted with third-party cloud infrastructure providers, including Amazon Web Services and other U.S.-based data center providers, delivering reliable hosting services consistent with industry best practices in data security and performance.

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

How We Evaluate our Business Performance and Opportunities

There has been no material change during the six-month period 2026 to the major qualitative and quantitative factors we consider in the evaluation of our operating results as set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — How We Evaluate our Business Performance and Opportunities” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Executive Overview of Results

Our 2026 results reflected continuing challenges in our Document Services segment, which faced a continued reduction in volume, plus an unfavorable project and pricing mix shift from 2025. Our Software segment grew modestly in Q2 and was flat for the six-month period 2026 over 2025. Our SaaS revenues grew 4.2% in the quarter, maintained strong margins, and we experienced improved bookings and order intake relative to the six-month period 2025. However, GAAP revenue from these orders will primarily begin to be recognized in second half of 2026 and beyond. Our margins decreased slightly overall, driven by a reduction in Professional Services in our Document Services segment.

Below are our key financial results for the second quarter 2026 (consolidated unless otherwise noted):

●	Revenues were $3,946,477, representing a decrease in revenue of 1.6% year over year.

●	SaaS revenues were $1,643,416, representing revenue growth of 4.2% year over year.

●	Cost of revenues was $1,327,490, an increase of 3.4% year over year.

●	Operating expenses (excluding cost of revenues) were $3,709,046, an increase of 14.7% year over year. This amount includes share-based compensation expense of $657,458, which is an increase of $228,770 compared to the second quarter 2025.

●	Loss from operations was $1,090,059, compared to loss from operations of $508,478 in second quarter 2025.

●	Net loss was $1,086,138 with basic and diluted net loss per share of $0.24, compared to net loss of $567,590 with basic and diluted net loss per share of $0.13 in the second quarter 2025.

●	Operating cash generated was $42,339, compared to operating cash generated of $276,190 in second quarter 2025.

●	Investing activities, including both capitalization of internal use software and purchases of property and equipment, were $149,260, compared to $247,970 in second quarter 2025.

Below are our key financial results for the six-month period 2026 (consolidated unless otherwise noted):

●	Revenues were $7,855,659, representing revenue reduction of 4.9% year over year.

●	SaaS revenues were $3,187,263, representing revenue growth of 2.2% year over year.

●	Cost of revenues was $2,754,613, an increase of 1.9% year over year.

●	Operating expenses (excluding cost of revenues) were $7,373,657, an increase of 9.3% year over year.

●	Loss from operations was $2,272,611, compared to loss from operations of $1,193,037 for the six-month period 2025.

●	Net loss was $2,263,991 with basic and diluted net loss per share of $0.51, compared to net loss of $1,295,155 with basic and diluted net loss per share of $0.31 for the six-month period 2025.

●	Net cash used in operating activities was $186,094, compared to net cash provided by operating activities of $112,521 for the six-month period 2025.

●	Investing activities, including both capitalization of internal use software and purchases of property and equipment, were $352,925, compared to $471,904 for the six-month period 2025.

●	As of June 30, 2026, we had 141 employees, including 12 part-time employees, compared to 164 employees, including 21 part-time employees, as of June 30, 2025.

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

Uncertainties, Trends, and Risks that can cause Fluctuations in our Operating Results

Our operating results have fluctuated significantly in the past and are expected to continue to fluctuate in the future due to a variety of factors, in addition to economic conditions, that are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Uncertainties, Trends, and Risks that can cause Fluctuations in our Operating Results” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Due to all these factors and the other risks discussed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, our past results of operations should not be relied upon as an indication of our future performance. Comparisons of our operating results with prior periods are not necessarily meaningful or indicative of future performance.

Reportable Segments

We have two reportable segments: Software and Document Services. These reportable segments are discussed above under “Company Overview.”

Results of Operations

Revenues

The following table sets forth our revenues by reportable segment for the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues by segment
Software	$2,079,385	$2,000,526	$3,954,266	$3,961,838
Document Services	1,867,092	2,010,287	3,901,393	4,296,320
Total revenues	$3,946,477	$4,010,813	$7,855,659	$8,258,158

The following table sets forth our revenues by revenue source for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenues:
Software as a service	$1,643,416	$1,577,104	$3,187,263	$3,119,273
Software maintenance services	291,767	330,459	588,160	665,650
Professional services	1,789,768	1,899,619	3,639,931	4,057,934
Storage and retrieval services	221,526	203,631	440,305	415,301
Total revenues	$3,946,477	$4,010,813	$7,855,659	$8,258,158

The following table sets forth our revenues by revenue source and segment for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Software segment revenues:
Software as a service	$1,643,416	$1,577,104	$3,187,263	$3,119,273
Software maintenance services	291,767	330,459	588,160	665,650
Professional services	144,202	92,963	178,843	176,915
Total software segment revenues	$2,079,385	$2,000,526	$3,954,266	$3,961,838

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Document services segment revenues:
Professional services	$1,645,566	$1,806,656	$3,461,088	$3,881,019
Storage and retrieval services	221,526	203,631	440,305	415,301
Total document services segment revenues	$1,867,092	$2,010,287	$3,901,393	$4,296,320

Revenues were down for the second quarter and six-month period 2026 by $64,336, or 1.6%, and $402,499, or 4.9%, respectively, primarily driven by a reduction in professional services in our document services segment. Professional services were negatively impacted by project timing. Software as a service revenues grew 4.2% and Storage and retrieval grew 8.8%, while erosion in revenues for Software maintenance services of 11.7% exacerbated the impact of the professional services decrease.

Software as a Service Revenues

We provide access to our software solutions as a service, accessible through the internet. Our customers typically enter into our software as a service agreement for periods of one year or more. Under these agreements, we generally provide access to the applicable software, data storage and related customer assistance and support. Revenues from the sale of software as a service, which are reported as part of our Software segment increased by $66,312, or 4.2%, in the second quarter 2026 compared to the second quarter 2025 and increased by $67,990, or 2.2% in the six-month period 2026 compared to the six-month period 2025. This increase was primarily the result of new payables automation customers.

Professional Services Revenues

Professional services revenues primarily consist of revenues from document scanning and conversion services, plus consulting, discovery, training, and advisory services to assist customers with document management needs. These revenues include arrangements that do not involve the sale of software. Of our professional services revenues during the second quarter 2026 and six-month period 2026, $1,645,566 and $3,461,088, respectively, were derived from our Document Services operations and $144,202 and $178,843, respectively, were derived from our Software operations. Our overall professional services revenues decreased by $109,851, or 5.8%, in the second quarter 2026 compared to the second quarter 2025 and decreased by $418,003, or 10.3%, in the six-month period 2026 compared to the six-month period 2025. This decrease was primarily attributable to reduced scanning project activity in our Document Services segment, reflecting the timing of customer projects and a lower backlog during the period. We have since taken orders to refill our project backlog.

Costs of Revenues and Gross Profits

The following table sets forth our cost of revenues by reportable segment for the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Cost of revenues by segment
Software	$320,474	$288,849	$595,415	$547,094
Document Services	1,007,016	995,407	2,159,198	2,157,307
Total cost of revenues	$1,327,490	$1,284,256	$2,754,613	$2,704,401

The following table sets forth our cost of revenues, by revenue source, for the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025

Cost of revenues:
Software as a service	$277,614	$247,051	$534,570	$462,180
Software maintenance services	14,455	12,978	26,847	29,343
Professional services	975,361	964,448	2,086,810	2,046,454
Storage and retrieval services	60,060	59,779	106,386	166,424
Total cost of revenues	$1,327,490	$1,284,256	$2,754,613	$2,704,401

The following table sets forth our cost of revenues, by revenue source and segment, for the periods indicated:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025

Software segment cost of revenues:
Software as a service	$277,614	$247,051	$534,570	$462,180
Software maintenance services	14,455	12,978	26,847	29,343
Professional services	28,405	28,820	33,998	55,571
Total software segment cost of revenues	$320,474	$288,849	$595,415	$547,094

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025

Document services segment cost of revenues:
Professional services	$946,956	$935,628	$2,052,812	$1,990,883
Storage and retrieval services	60,060	59,779	106,386	166,424
Total document services segment cost of revenues	$1,007,016	$995,407	$2,159,198	$2,157,307

Our total cost of revenues during the second quarter 2026 increased by $43,234, or 3.4%, from second quarter 2025 and increased by $50,212, or 1.9%, during the six-month period 2026 from the six-month period 2025. Our cost of revenues for our Software segment increased by $31,625, or 10.9%, in the second quarter 2026 compared to the second quarter 2025 and increased $48,321, or 8.8%, in the six-month period 2026 compared to the six-month period 2025, primarily due to expanded payables automation efforts, as well as increased hosting costs. Our cost of revenues for our Document Services segment increased by $11,609, or 1.2%, in the second quarter 2026 compared to the second quarter 2025 and increased by $1,891, or 0.1%, during the six-month period 2026 compared to the six-month period 2025, despite decreased work volume, due to the nature of the projects.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Gross profit by segment
Software	$1,758,911	$1,711,677	$3,358,851	$3,414,744
Document Services	860,076	1,014,880	1,742,195	2,139,013
Total gross profit	$2,618,987	$2,726,557	$5,101,046	$5,553,757

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025

Gross profit:
Software as a service	$1,365,802	$1,330,053	$2,652,693	$2,657,093
Software maintenance services	277,312	317,481	561,313	636,307
Professional services	814,407	935,171	1,553,121	2,011,480
Storage and retrieval services	161,466	143,852	333,919	248,877
Total gross profit	$2,618,987	$2,726,557	$5,101,046	$5,553,757

Gross profit percentage:
Software as a service	83.1%	84.3%	83.2%	85.2%
Software maintenance services	95.0%	96.1%	95.4%	95.6%
Professional services	45.5%	49.2%	42.7%	49.6%
Storage and retrieval services	72.9%	70.6%	75.8%	59.9%
Total gross profit percentage	66.4%	68.0%	64.9%	67.3%

Our overall gross profit decreased to 66.4% in the second quarter 2026 from 68.0% in the second quarter 2025 and decreased to 64.9% during the six-month period 2026 from 67.3% for the six-month period 2025. The increase in storage and retrieval, driven by reduced low-margin destruction work, was not sufficient to offset the decrease in professional services, driven by a product mix and pricing shift in document scanning and conversion projects.

Cost of Software as a Service

Cost of software as a service, or SaaS, consists primarily of technical support personnel, hosting services, and related costs. Cost of software as a service during the second quarter 2026 increased by $30,563, or 12.4%, from the second quarter 2025 and increased by $72,390, or 15.7%, during the six-month period 2026 from the six-month period 2025. Cost of software as a service is impacted by increasing our implementations team and support desk staff, hosting costs, the volume of support calls, and periodic improvements to infrastructure, of which, the implementation costs and hosting costs increased in the first six months 2026 over 2025. Gross profit in the second quarter 2026 decreased to 83.1% compared to 84.3% in the second quarter 2025 and decreased to 83.2% during the six-month period 2026 compared to 85.2% during the six-month period 2025.

Cost of Professional Services

Cost of professional services consists primarily of compensation for employees performing the document conversion services, compensation of our software engineers and implementation consultants and related third-party costs. Cost of professional services during the second quarter 2026 increased by $10,913, or 1.1%, from the second quarter 2025 and increased in the six-month period 2026 by $40,356, or 2.0%, over the six-month period 2025. The increase in cost of sales, despite lower revenues, was driven by our Document Services segment where lower margin projects required more labor. Gross margins related to consulting services in Software and digital transformation services in Document Services may vary widely, depending upon the nature of the project and the amount of labor required to complete a project, and declined in the periods reported. Our gross margins in professional services decreased to 45.5% in the second quarter 2026 compared to 49.2% in the second quarter 2025 and decreased to 42.7% during the six-month period 2026 compared to 49.6% in the six-month period 2025.

Operating Expenses

The following table sets forth our operating expenses for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Operating expenses:
General and administrative	$2,949,488	$2,371,530	$5,803,215	$4,987,276
Sales and marketing	478,802	556,063	986,805	1,144,391
Depreciation and amortization	280,756	307,442	583,637	615,127

Total operating expenses	$3,709,046	$3,235,035	$7,373,657	$6,746,794

General and Administrative Expenses

General and administrative expenses during the second quarter 2026 increased by $577,958, or 24.4%, over the second quarter 2025, and increased in the six-month period 2026 by $815,939, or 16.4%, over the six-month period 2025, including severance expense to our outgoing CEO and overlap wages with our new CEO, as well as recruiting fees related to our CEO search.

Additionally, share-based compensation expense in total continues to be a significant portion of general and administrative expenses, amounting to $920,795 in the six-month period 2026 and $965,471 in the six-month period 2025. A portion of share-based compensation expense pertains to payments to taxing authorities in connection with shares directly withheld from employees, and is reported in our condensed consolidated statements of cash flow under cash flows from financing activities.

In total, our general and administrative expenses in our Software segment increased to $1,970,877 in the second quarter 2026 compared to $1,289,821 in the second quarter 2025, and increased to $3,532,012 in the six-month period 2026 compared to $2,798,787 in the six-month period 2025. In our Document Services segment, our general and administrative expenses decreased to $978,611 in the second quarter 2026 compared to $1,081,709 in the second quarter 2025, and increased to $2,271,203 in the six-month period 2026 compared to $2,188,489 in the six-month period 2025.

Sales and Marketing Expenses

Sales and marketing expenses during the second quarter 2026 decreased by $77,261, or 13.9%, from the second quarter 2025 and decreased by $157,586, or 13.8%, during the six-month period 2026 over the six-month period 2025. The decreases are driven by timing of variable expenses and trade show participation, as well as open positions.

Depreciation and Amortization

Depreciation and amortization during the second quarter 2026 decreased by $26,686, or 8.7%, from the second quarter 2025 and decreased by $31,490, or 5.1%, during the six-month period 2026 from the six-month period 2025, primarily driven by reduced amortization of intangible costs from prior acquisitions as certain amounts became fully amortized.

Other Items of Income and Expense

Interest Expense, Net

Interest income was $3,921 and $8,620 during the second quarter and six-month period 2026, respectively, as compared with $59,112 and $102,118 of interest expense, net, during the second quarter and six-month period 2025, respectively. The reduced interest expense resulted from early principal repayments of the 2022 Notes on June 18, 2025.

Liquidity and Capital Resources

We have historically financed our operations primarily through a combination of cash on hand, cash generated from operations, borrowings from third parties and related parties, and proceeds from sales of equity. Since 2012, we have raised a net total of approximately $23.1 million in cash through issuances of equity securities and a further $5.0 million in cash through issuances of debt securities, which have been repaid as of June 18, 2025.

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

At June 30, 2026, we had $1.7 million in cash and cash equivalents, net working capital deficit of $1.3 million, which includes $2.9 million in deferred revenues. Based on our current plans and assumptions, we believe our capital resources, including our cash and cash equivalents, along with funds expected to be generated from our operations and potential financing options, will be sufficient to meet our anticipated cash flow needs for at least the next 12 months, including to satisfy our expected working capital needs and our capital and debt service commitments over that period.

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

At-the-Market Offering

We maintain an effective registration statement covering up to $12.9 million of common stock, warrants, and units. The registration statement includes a prospectus covering the offer, issuance and sale of up to $10.0 million in our common stock from time to time in “at-the-market offerings” pursuant to an At the Market Agreement (the “ATM Program”) with Lucid Capital Markets, LLC as our sales agent. We sold no shares during the six-month period 2026 and 139,945 shares during the six-month period 2025. We sold 145,938 shares of our common stock pursuant to the ATM Program during the full year 2025, and received aggregate net proceeds totaling $1,621,325. As of the filing date of this Quarterly Report, approximately $8.2 million remained available under the ATM Program.

Indebtedness

As of June 30, 2026, we have no outstanding indebtedness.

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

Capital Expenditures

There were no material commitments for capital expenditures at June 30, 2026.

Cash Used in and Provided by Operating Activities

Net cash used in operating activities during the six-month period 2026 was $186,094, primarily attributable to the net loss adjusted for non-cash expenses of $1,550,628, a decrease in operating assets of $574,148 and a decrease in operating liabilities of $46,879. Net cash provided by operating activities during the six-month period 2025 was $112,521, primarily attributable to the net loss adjusted for non-cash expenses of $1,698,350, a decrease in operating assets of $424,943 and a decrease in operating liabilities of $715,617.

Cash Used in Investing Activities

Net cash used in investing activities in the six-month period 2026 was $352,925, including $277,254 in capitalized software. Net cash used in investing activities in the six-month period 2025 was $471,904, including $209,171 in capitalized software.

Cash Used in Financing Activities

Net cash used in financing activities during the six-month period 2026 amounted to $275,625, including $238,402 related to the exercise of share-based compensation and warrants, and $37,223 in the principal portion of payments on the finance lease liabilities. Net cash used in financing activities during the six-month period 2025 amounted to $58,378, including $1,716,957 in gross proceeds from the issuance of common stock, offset by $118,629 in costs paid for issuance of common stock, $1,339,500 in repayment of notes payable, $283,411 related to the exercise of share-based compensation and warrants, and $33,795 in the principal portion of payments on the finance lease liabilities.

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

Our critical accounting policies and estimates are set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There were no material changes to our critical accounting policies and estimates during the second quarter 2026.

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

Based on this evaluation, we concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

During the second fiscal quarter ended June 30, 2026, no Section 16 director or officer adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified, or terminated during the fiscal quarter ended June 30, 2026, by our directors and Section 16 officers.

ITEM 6. EXHIBITS.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Incorporation by reference
Exhibit No.	Description of Exhibit	Form	Date	Exhibit

10.1	Amendment to Intellinetics, Inc. 2024 Equity Incentive Plan+

10.2	Amendment to Intellinetics, Inc. 2023 Non-Employee Director Compensation Plan+

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.).

101.SCH*	XBRL Taxonomy Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLINETICS, INC.

Dated:	August 12, 2026

By:	/s/ Alison G. Forsythe
Alison G. Forsythe
President and Chief Executive Officer

Dated:	August 12, 2026

By:	/s/ Joseph D. Spain
Joseph D. Spain
Chief Financial Officer

