Form 10-Q
period 2026-09-30
INTELLINETICS, INC.
filed 2026-11-12
CIK 1081745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

As of November 6, 2026, there were 4,487,324 shares of the issuer’s common stock outstanding, each with a par value of $0.001 per share.

INTELLINETICS, INC.

Form 10-Q

September 30, 2026

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(unaudited)
	September 30, 2026	December 31, 2025

ASSETS

Current assets:
Cash	$2,851,435	$2,528,281
Accounts receivable, net	880,864	1,239,802
Accounts receivable, unbilled	850,259	909,574
Parts and supplies, net	77,612	173,295
Prepaid expenses and other current assets	594,844	378,305
Total current assets	5,255,014	5,229,257

Property and equipment, net	969,693	1,092,694
Right of use assets, operating	1,202,976	1,394,806
Right of use assets, finance	113,985	164,998
Intangible assets, net	2,635,273	2,906,188
Goodwill	5,789,821	5,789,821
Other assets	743,261	727,808
Total assets	$16,710,023	$17,305,572

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$396,288	$284,680
Accrued compensation	919,860	410,368
Accrued expenses	249,525	199,995
Lease liabilities, operating – current	774,485	721,879
Lease liabilities, finance – current	62,764	67,935
Deferred revenues	4,115,731	3,371,263
Total current liabilities	6,518,653	5,056,120

Long-term liabilities:
Lease liabilities, operating - net of current portion	453,348	749,346
Lease liabilities, finance - net of current portion	68,864	116,090
Total long-term liabilities	522,212	865,436
Total liabilities	7,040,865	5,921,556

Stockholders’ equity:
Common stock, $0.001 par value, 25,000,000 shares authorized; 4,494,994 and 4,479,123 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	4,495	4,479
Additional paid-in capital	35,681,950	34,893,670
Accumulated deficit	(26,017,287)	(23,514,133)
Total stockholders’ equity	9,669,158	11,384,016
Total liabilities and stockholders’ equity	$16,710,023	$17,305,572

See Notes to these Condensed Consolidated Financial Statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

Revenues:
Software as a service	$1,689,216	$1,608,253	$4,876,479	$4,727,526
Software maintenance services	289,548	310,144	877,708	975,794
Professional services	1,835,423	1,881,975	5,475,354	5,939,909
Storage and retrieval services	213,500	201,073	653,805	616,374
Total revenues	4,027,687	4,001,445	11,883,346	12,259,603

Cost of revenues:
Software as a service	299,411	242,409	833,981	704,589
Software maintenance services	16,703	13,504	43,550	42,847
Professional services	953,211	1,119,255	3,040,021	3,256,568
Storage and retrieval services	54,969	58,373	161,355	224,797
Total cost of revenues	1,324,294	1,433,541	4,078,907	4,228,801

Gross profit	2,703,393	2,567,904	7,804,439	8,030,802

Operating expenses:
General and administrative	2,257,935	2,170,762	8,061,150	7,067,179
Sales and marketing	406,540	460,920	1,393,345	1,605,311
Depreciation and amortization	284,402	315,446	868,039	930,573

Total operating expenses	2,948,877	2,947,128	10,322,534	9,603,063

Loss from operations	(245,484)	(379,224)	(2,518,095)	(1,572,261)

Interest income (expense), net	6,321	9,459	14,941	(92,659)

Net loss	$(239,163)	$(369,765)	$(2,503,154)	$(1,664,920)

Basic net loss per share:	$(0.05)	$(0.08)	$(0.56)	$(0.39)
Diluted net loss per share:	$(0.05)	$(0.08)	$(0.56)	$(0.39)

Weighted average number of common shares outstanding - basic	4,473,982	4,386,943	4,443,011	4,271,877
Weighted average number of common shares outstanding - diluted	4,473,982	4,386,943	4,443,011	4,271,877

See Notes to these Condensed Consolidated Financial Statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2026 and 2025

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2025	4,473,130	$4,473	$34,495,592	$(22,936,393)	$11,563,672

Stock compensation - stock options	-	-	9,862	-	9,862

Stock compensation - restricted shares	-	-	156,558	-	156,558

Equity issue, net of issuance costs of $2,404	5,993	6	76,307	-	76,313

Net loss	-	-	-	(369,765)	(369,765)

Balance, September 30, 2025	4,479,123	$4,479	$34,738,319	$(23,306,158)	$11,436,640

Balance, June 30, 2026	4,494,994	$4,495	$35,576,047	$(25,778,124)	$9,802,418

Stock compensation - stock options	-	-	8,707	-	8,707

Stock compensation - restricted shares	-	-	97,196	-	97,196

Net loss	-	-	-	(239,163)	(239,163)

Balance, September 30, 2026	4,494,994	$4,495	$35,681,950	$(26,017,287)	$9,669,158

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2024	4,249,735	$4,250	$32,268,743	$(21,641,238)	$10,631,755

Stock compensation - stock options	-	-	387,914	-	387,914

Stock option exercise	20,380	20	(20,205)	-	(20,185)

Stock compensation - restricted shares	53,529	54	480,709	-	480,763

Warrant exercise	9,541	9	(21)	-	(12)

Equity issue, net of issuance costs of $175,781	145,938	146	1,621,179	-	1,621,325

Net loss	-	-	-	(1,664,920)	(1,664,920)

Balance, September 30, 2025	4,479,123	$4,479	$34,738,319	$(23,306,158)	$11,436,640

Balance, December 31, 2025	4,479,123	$4,479	$34,893,670	$(23,514,133)	$11,384,016

Stock compensation - stock options	-	-	225,979	-	225,979

Stock compensation - restricted shares	15,871	16	562,301	-	562,317

Net loss	-	-	-	(2,503,154)	(2,503,154)

Balance, September 30, 2026	4,494,994	$4,495	$35,681,950	$(26,017,287)	$9,669,158

See Notes to these Condensed Consolidated Financial Statements

INTELLINETICS, INC. and SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025

Cash flows from operating activities:
Net loss	$(2,503,154)	$(1,664,920)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	868,039	930,573
Bad debt expense	10,134	74,976
Loss on disposal of fixed assets	-	10,202
Amortization of deferred financing costs	-	42,052
Amortization of right of use assets, financing	51,013	54,558
Share-based compensation	1,026,698	1,131,891
Changes in operating assets and liabilities:
Accounts receivable	348,804	85,038
Accounts receivable, unbilled	59,315	580,751
Parts and supplies	95,683	(9,516)
Prepaid expenses and other current assets	(216,539)	(23,730)
Accounts payable and accrued expenses	670,630	51,001
Operating lease assets and liabilities, net	(51,562)	(22,961)
Deferred revenues	744,468	223,796
Total adjustments	3,606,683	3,128,631
Net cash provided by operating activities	1,103,529	1,463,711

Cash flows from investing activities:
Capitalization of internal use software	(350,483)	(344,075)
Purchases of property and equipment	(139,093)	(333,793)
Net cash (used in) investing activities	(489,576)	(677,868)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	1,797,106
Offering costs paid on issuance of common stock	-	(175,781)
Principal payments on financing lease liability	(52,397)	(51,314)
Payments to taxing authorities in connection with shares directly withheld from employees	(238,402)	(283,399)
Exercise of stock warrants	-	(12)
Repayment of notes payable	-	(807,331)
Repayment of notes payable - related parties	-	(532,169)
Net cash (used in) financing activities	(290,799)	(52,900)

Net increase in cash	323,154	732,943
Cash - beginning of period	2,528,281	2,489,236
Cash - end of period	$2,851,435	$3,222,179

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$74,425
Cash paid during the period for income taxes	$4,162	$19,563

Supplemental disclosure of non-cash financing activities:
Right-of-use asset obtained in exchange for operating lease liability	$578,284	$311,368

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

Our digital transformation products and services are provided through two reporting segments: Software and Document Services. Our Software segment consists primarily of solutions involving our software platform, allowing customers to capture and manage their documents across operations such as scanned hard-copy documents and digital documents including those from Microsoft Office 365®, digital images, audio, video and emails. Our Document Services segment, which includes and primarily consists of the Graphic Sciences acquisition, provides assistance to customers as a part of their overall document strategy to convert documents from one medium to another, predominantly paper to digital, including migration to our software solutions, as well as long-term storage and retrieval services. Our solutions create value for customers by making it easy to connect business-critical documents to the people who need them by making those documents easy to find and access, while also being secure and compliant with the customers’ audit requirements. Solutions are sold both directly to end-users and through resellers.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the SEC, including Article 8 of Regulation S-X.

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

We do not generally require collateral or other security to support customer receivables; however, we may require customers to provide retainers, up-front deposits or irrevocable letters-of-credit when considered necessary to mitigate credit risks. The Company estimates a current expected credit loss (“CECL”) for accounts receivable and accounts receivable-unbilled. The CECL for receivables is estimated based on the receivable aging category, credit risk of specific customers, past collection history, and management’s evaluation of collectability. Provisions for CECL are classified within general and administrative costs.

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

During the reporting period, the estimate of credit losses may change due to several factors including payment patterns of customers, changes in customer creditworthiness, and broader economic conditions. Such changes are captured in the financial statements to ensure they accurately reflect the Company’s assessment of credit risk and expected losses at the end of each reporting period. Credit losses have been within management’s expectations. At September 30, 2026 and December 31, 2025, our allowance for credit losses was $37,258 and $39,514, respectively.

Changes in the allowance for credit losses for the periods ended September 30, 2026 and 2025 were as follows:

As of December 31, 2025	$(39,514)
(Provisions) Reductions charged to operating results	(20,487)
Account write-offs	18,000
As of March 31, 2026	$(42,001)
(Provisions) Reductions charged to operating results	10,663
Account write-off recovery	(5,610)
As of June 30, 2026	$(36,948)
(Provisions) Reductions charged to operating results	(310)
As of September 30, 2026	$(37,258)

As of December 31, 2024	$(55,907)
(Provisions) Reductions charged to operating results	(44,189)
Account write-offs	15,063
As of March 31, 2025	$(85,033)
(Provisions) Reductions charged to operating results	11,223
Account write-offs	2,293
As of June 30, 2025	$(71,517)
(Provisions) Reductions charged to operating results	(42,010)
Account write-offs	15,456
As of September 30, 2025	$(98,071)

Revenue Recognition

We categorize revenue as software as a service, software maintenance services, professional services, and storage and retrieval services. We earn the largest portion of our revenue from the sale of professional services, followed by the sale of software as a service. We apply our revenue recognition policies as required in accordance with ASC 606 based on the facts and circumstances of each category of revenue. More detail regarding each category of revenue is contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 30, 2026.

Contract balances

The following tables present changes in our accounts receivable and contract assets during the nine months ended September 30, 2026 and 2025:

	Balance at Beginning of Period	Billings	Payments Received	Balance at End of Period
Nine months ended September 30, 2026
Accounts receivable	$1,239,802	$12,725,367	$(13,084,305)	$880,864

Nine months ended September 30, 2025
Accounts receivable	$1,111,504	$13,077,000	$(13,237,014)	$951,490

	Balance at Beginning of Period	Revenue Recognized in Advance of Billings	Billings	Balance at End of Period
Nine months ended September 30, 2026
Accounts receivable, unbilled	$909,574	$3,538,759	$(3,598,074)	$850,259

Nine months ended September 30, 2025
Accounts receivable, unbilled	$1,296,524	$3,502,308	$(4,083,059)	$715,773

Deferred contract costs

Sales commissions earned by our sales force on new business are considered an incremental cost of obtaining a contract with a customer. Sales commissions for new contracts and incremental sales to existing customers are deferred and then amortized on a straight-line basis over an estimated period of benefit of two years. This period of benefit was determined by taking into consideration term lengths of customer contracts, renewals, changes and enhancements in core offerings, and other factors. As of September 30, 2026 and December 31, 2025, deferred contract costs were $91,316 and $110,859, respectively, and are included in prepaid expenses and other current assets on our condensed consolidated balance sheets.

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

Remaining performance obligations represent the transaction price from contracts for which work has not been performed or goods and services have not been delivered. We expect to recognize revenue on approximately 98.6% of the remaining performance obligations over the next 12 months, with the remainder recognized thereafter. As of September 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations for software as a service and software maintenance contracts with a duration greater than one year was $57,161. As of December 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations for software as a service and software maintenance contracts with a duration greater than one year was $47,403. This does not include revenue related to performance obligations that are part of a contract whose original expected duration is one year or less.

The following table presents changes in our contract liabilities during the nine months ended September 30, 2026 and 2025:

	Balance at			Balance at
	Beginning		Recognized	End of
	of Period	Billings	Revenue	Period
Nine months ended September 30, 2026
Contract liabilities: Deferred revenue	$3,371,263	$6,533,552	$(5,789,084)	$4,115,731

Nine months ended September 30, 2025
Contract liabilities: Deferred revenue	$3,411,852	$5,961,069	$(5,737,273)	$3,635,648

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

In accordance with ASC 350-40, “Internal-Use Software,” we capitalize purchase and implementation costs of internal use software. Once an application has reached the application development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. We also capitalize costs related to specific upgrades and enhancements when it is probable that the expenditure will result in additional functionality. Such costs in the amount of $73,229 and $350,483 were capitalized during the three and nine months ended September 30, 2026. Such costs in the amount of $134,905 and $344,075 were capitalized during the three and nine months ended September 30, 2025.

Capitalized costs are stated at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the related assets on a straight-line basis, which is three years. At September 30, 2026 and December 31, 2025, our condensed consolidated balance sheets included $728,477 and $713,024, respectively, of capitalized internal-use software costs, net of accumulated amortization, in other assets.

For the three and nine months ended September 30, 2026 and 2025, our expensed software development costs were $179,653 and $561,877, respectively, and $188,694 and $548,211, respectively.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure in the notes of specified information about certain costs and expenses included in relevant expense captions on the face of the income statement. In January 2025, the FASB issued ASU 2025-01, which clarified the effective date. ASU 2024-03 is effective for us for the annual period ending December 31, 2027 and for interim periods beginning January 1, 2028, and may be applied prospectively or retrospectively, with early adoption permitted. We are currently evaluating the impact of this ASU on our disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the form, content and disclosure requirements for interim financial statements, including a principle requiring disclosure of events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for us for interim periods beginning January 1, 2028, may be applied prospectively or retrospectively, and early adoption is permitted. We are currently evaluating the impact of this ASU on our interim disclosures.

There are no other accounting standards that have been issued but not yet adopted that we believe could have a material impact on our condensed consolidated financial statements.

Advertising

We expense the cost of advertising as incurred. Advertising expense for the three and nine months ended September 30, 2026 and 2025 amounted to $6,543 and $18,896, respectively, and $21,069 and $74,154, respectively.

Earnings (Loss) Per Share

Basic income or loss per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted income or loss per share is computed by dividing net income or loss by the diluted weighted average number of shares of common stock outstanding during the period. The diluted weighted average number of shares gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share exclude all dilutive potential shares if their effect is anti-dilutive, including unvested restricted stock awards, warrants or options which are out-of-the-money, and for those periods with a net loss.

The three and nine months ended September 30, 2026 and 2025 reported a net loss, therefore, the numerator and the denominator used in computing both basic and diluted net loss per share are the same.

The following potentially dilutive securities were excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2026 and 2025 because their effect would have been anti-dilutive: stock options to purchase 392,223 and 363,923 shares, respectively; warrants to purchase 241,260 and 241,260 shares, respectively; 20,659 and 90,329 unvested restricted shares, respectively; and 97,066 and zero unvested restricted stock units, respectively.

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

Deferred income taxes are recognized for the tax consequences or benefits in future years of temporary differences between the financial reporting and tax bases of assets and liabilities as of each period-end based on enacted tax laws and statutory rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A 100% valuation allowance has been established on deferred tax assets at September 30, 2026 and December 31, 2025, due to the uncertainty of our ability to realize future taxable income.

As of September 30, 2026 and December 31, 2025, we had federal net operating loss carry forwards, which can be utilized to offset future federal taxable income of approximately $20.1 million and $18.0 million, respectively. Section 382 of the Internal Revenue Code limits the utilization of net operating losses during certain ownership changes. We have performed an analysis of our ownership changes and have determined that approximately $9.9 million of our net operating losses are subject to an annual limitation. We do not expect that Section 382 will limit the utilization of the net operating loss carry forwards in 2026. A portion of the federal and state net operating loss carry forwards expire at various dates through 2038, and a portion of the net operating loss carry forwards have an indefinite carry forward period. We recorded a valuation allowance against all of our deferred tax assets as of both September 30, 2026 and December 31, 2025. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

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

Information by operating segment is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Revenues
Software	$2,034,499	$2,017,087	$5,988,765	$5,978,925
Document Services	1,993,188	1,984,358	5,894,581	6,280,678
Total revenues	$4,027,687	$4,001,445	$11,883,346	$12,259,603

Cost of revenues
Software	$327,527	$271,576	$922,942	$818,670
Document Services	996,767	1,161,965	3,155,965	3,410,131
Total cost of revenues	$1,324,294	$1,433,541	$4,078,907	$4,228,801

Gross profit
Software	$1,706,972	$1,745,511	$5,065,823	$5,160,255
Document Services	996,421	822,393	2,738,616	2,870,547
Total gross profit	$2,703,393	$2,567,904	$7,804,439	$8,030,802

Capital additions, net
Software	$96,455	$141,991	$388,180	$376,011
Document Services	40,196	63,973	101,396	301,857
Total capital additions, net	$136,651	$205,964	$489,576	$677,868

	September 30, 2026	December 31, 2025
Goodwill
Software	$3,989,645	$3,989,645
Document Services	1,800,176	1,800,176
Total goodwill	$5,789,821	$5,789,821

	September 30, 2026	December 31, 2025
Total assets
Software	$10,333,056	$9,606,662
Document Services	6,376,967	7,698,910
Total assets	$16,710,023	$17,305,572

Statement of Cash Flows

For purposes of reporting cash flows, cash includes cash on hand and demand deposits held by banks.

Reclassifications

Certain amounts reported in prior filings of the condensed consolidated financial statements have been reclassified to conform to current presentation.

4. Intangible Assets, Net

At September 30, 2026, intangible assets consisted of the following:

	Estimated		Accumulated
	Useful Life	Costs	Amortization	Net
Trade names	10 years	$297,000	$(158,442)	$138,558
Proprietary technology	10 years	861,000	(387,450)	473,550
Customer relationships	5-15 years	4,091,000	(2,067,835)	2,023,165
		$5,249,000	$(2,613,727)	$2,635,273

At December 31, 2025, intangible assets consisted of the following:

	Estimated		Accumulated
	Useful Life	Costs	Amortization	Net
Trade names	10 years	$297,000	$(136,166)	$160,834
Proprietary technology	10 years	861,000	(322,875)	538,125
Customer relationships	5-15 years	4,091,000	(1,883,771)	2,207,229
		$5,249,000	$(2,342,812)	$2,906,188

Amortization expense for the three and nine months ended September 30, 2026 and 2025, amounted to $81,527 and $270,915, respectively, and $121,027 and $371,814, respectively. The following table represents future amortization expense for intangible assets subject to amortization.

For the Twelve Months Ending September 30,	Amount
2027	$326,108
2028	314,223
2029	305,733
2030	298,791
2031	293,833
Thereafter	1,096,585
$2,635,273

5. Property and Equipment

Property and equipment are comprised of the following:

	September 30, 2026	December 31, 2025
Computer hardware and purchased software	$2,296,342	$2,178,789
Leasehold improvements	404,447	395,919
Furniture and fixtures	337,287	337,287
	3,038,076	2,911,995
Less: accumulated depreciation	(2,068,383)	(1,819,301)
Property and equipment, net	$969,693	$1,092,694

Total depreciation expense on our property and equipment for the three and nine months ended September 30, 2026 and 2025 amounted to $89,220 and $262,094, respectively, and $87,461 and $238,093, respectively.

6. Notes Payable – Unrelated Parties

As of September 30, 2026, we have no outstanding indebtedness.

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

The entire outstanding balance of the Notes Payable to Unrelated Parties was prepaid in full on June 18, 2025. With respect to all notes outstanding (other than the notes to related parties), interest expense, including the amortization of debt issuance costs, for the three and nine months ended September 30, 2026 was $0, and for the three and nine months ended September 30, 2025 was $0 and $70,252, respectively.

7. Notes Payable - Related Parties

The entire outstanding balance of the Notes Payable to Related Parties was prepaid in full on June 18, 2025. With respect to all notes payable – related parties outstanding, interest expense, including the amortization of debt issuance costs, for the three and nine months ended September 30, 2026 was $0, and for the three and nine months ended September 30, 2025 was $0 and $46,225, respectively.

8. Commitments and Contingencies

On May 6, 2026, we entered into an agreement to extend our lease of our 36,000 square feet of space in Madison Heights, Michigan, adding a right of use asset and lease liability of $578,284. The monthly rental payment is $36,010 with a lease term continuing until August 31, 2027.

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

9. Stockholders’ Equity

Common Stock

As of September 30, 2026, 4,494,994 shares of common stock were issued and outstanding, 241,260 shares of common stock were reserved for issuance upon the exercise of outstanding warrants, 1,005,223 shares of common stock were reserved for issuance under our 2015 Equity Incentive Plan, as amended (the “2015 Plan”) and our 2024 Equity Incentive Plan, as amended (the “2024 Plan”), and 256,999 shares were reserved for issuance under our 2023 Non-Employee Director Compensation Plan.

The following table describes the shares and warrants issued as part of our 2022 private placement:

Issuance of Common Stock	Issue Date	Shares Issued	Price per share	Warrants Issued	Warrant Exercise Price	Warrant Fair Value
Private Placement 2022	April 1, 2022	1,242,588	$4.62	124,258	$4.62	$3.91

Amortization of the debt issuance costs for the Private Placement 2022 offering was recorded at $0 for the three and nine months ended September 30, 2026, and at $0 and $42,052 for the three and nine months ended September 30, 2025.

Warrants

The following sets forth the warrants to purchase our common stock that were outstanding as of September 30, 2026:

Warrants Outstanding	Warrant Exercise Price	Warrant Expiry
109,560	$4.62	March 30, 2027 (1)
95,500	$4.00	March 30, 2027 (1)
16,000	$9.00	March 30, 2027 (1)
17,200	$12.50	March 30, 2027 (1)
3,000	$15.00	March 30, 2027 (2)

(1)	Issued to the placement agent in connection with private placements of our convertible promissory notes.

(2)	Issued to certain 5% stockholders.

A summary of warrant activity during the nine months ended September 30, 2026 and 2025 is as follows:

Warrants
Outstanding at January 1, 2026	241,260
Exercised	-
Outstanding and Exercisable at September 30, 2026	241,260

Warrants
Outstanding at January 1, 2025	255,958
Exercised	(14,698)
Outstanding and Exercisable at September 30, 2025	241,260

10. Stock-Based Compensation

From time to time, we issue stock options and restricted stock as compensation for services rendered by our directors and employees.

Restricted Stock

On April 1, 2026, we granted 145,600 restricted stock units (“RSUs”) to our President and Chief Executive officer. The RSUs were granted under accordance with the 2024 Plan, subject to vesting, as follows: 48,534 shares vested on April 1, 2026; 48,533 shares vest on April 1, 2027, and 48,533 shares vest on April 1, 2028.

On March 28, 2025, we granted 73,000 shares of restricted common stock to certain employees. The grants of restricted common stock were made in accordance with the 2015 Plan and 2024 Plan, subject to vesting and less forfeitures of 667 shares, as follows: 24,327 shares vested on March 28, 2025; 20,661 shares vested on March 28, 2026, and 20,678 shares vest on March 28, 2027. As part of Jim DeSocio’s February 3, 2026 Separation Agreement, 6,667 shares vested on February 28, 2026.

On March 19, 2024, we granted 127,500 shares of restricted common stock to certain employees. The grants of restricted common stock were made in accordance with the 2015 Plan, subject to vesting and less forfeitures of 168 shares, as follows: 42,495 shares vested on March 19, 2024; 42,495 shares vested on April 2, 2025, and 32,342 shares vested on April 2, 2026. As part of Jim DeSocio’s February 3, 2026 Separation Agreement, 10,000 shares vested on February 28, 2026.

Stock compensation is being recognized over the vesting periods. For the three and nine months ended September 30, 2026, $97,196 and $800,719, respectively, were recorded on the issuance of the common stock. For the three and nine months ended September 30, 2025, $156,558 and $743,977, respectively, was recorded on the issuance of the common stock.

As of September 30, 2026, there was approximately $491,378 of total unrecognized compensation cost related to unvested restricted stock and RSUs, which is expected to be recognized over a weighted-average period of approximately one year.

Stock Options

On June 26, 2026, we granted non-employee directors stock options to purchase 30,000 shares at an exercise price of $6.11 per share under the 2023 Non-Employee Director Compensation Plan. The options fully vested upon grant. The total fair value of $120,309 for these stock options was recognized as expense upon grant.

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2026 was $4.01. The assumptions that were used in calculating such values, were based on estimates at the grant date in the table as follows:

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

During the nine-months ended September 30, 2026, the Company extended the contractual expiration date of 102,854 fully vested stock options held by one grantee, our former President and Chief Executive Officer. The sole change to the affected awards was an extension of the expiration date from May 29, 2026, to December 31, 2026, representing an extension of approximately seven months. No changes were made to the exercise price, vesting schedule, or any other terms of the awards.

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

A summary of stock option activity during the nine months ended September 30, 2026 and 2025 is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining
	Under	Exercise	Contractual
	Option	Price	Life
Outstanding at January 1, 2026	362,223	$6.81	6 years
Granted	30,000	6.11
Outstanding at September 30, 2026	392,223	$6.76	6 years

Exercisable at September 30, 2026	387,999	$6.72	6 years

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining
	Under	Exercise	Contractual
	Option	Price	Life
Outstanding at January 1, 2025	374,411	$6.22	8 years
Exercised	(37,488)	5.13
Granted	27,000	12.88
Outstanding at September 30, 2025	363,923	$6.83	7 years

Exercisable at September 30, 2025	354,208	$6.74	6 years

During the three and nine months ended September 30, 2026 and 2025, stock-based compensation for options was $8,707 and $225,979, and $9,862 and $387,914, respectively.

As of September 30, 2026 and December 31, 2025, there were $45,596 and $71,717, respectively, of total unrecognized compensation costs related to stock options granted under our stock option agreements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of one year. The total fair value of stock options that vested during the nine months ended September 30, 2026 and 2025 was $155,821 and $676,102, respectively.

11. Concentrations

Revenues from a limited number of customers have accounted for a substantial percentage of our total revenues. During the three months ended September 30, 2026 and 2025, our largest customer, the State of Michigan, which is reported in our Document Services segment, accounted for 30% and 38%, respectively, of our total revenues. During the nine months ended September 30, 2026 and 2025, our largest customer, the State of Michigan, accounted for 34% and 39%, respectively, of our total revenues.

For the three months ended September 30, 2026 and 2025, government contracts, including K-12 education, represented approximately 70% and 78%, respectively, of our net revenues. For the nine months ended September 30, 2026 and 2025, government contracts, including K-12 education, represented approximately 75% and 77%, respectively, of our net revenues. A significant portion of our sales to resellers represent ultimate sales to government or K-12 education.

As of September 30, 2026, accounts receivable concentrations from our two largest customers were 50% and 10% of our gross accounts receivable, respectively. As of December 31, 2025, accounts receivable concentration from our largest customer was 56% of our gross accounts receivable.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and notes thereto included in Part I, Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q, and with the condensed consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods. Any forward-looking statements in this discussion and analysis should be read in conjunction with the information set forth in “Cautionary Note Regarding Forward-Looking Statements” elsewhere herein. In this Quarterly Report, we sometimes refer to the three and nine-month periods ended September 30, 2026 as the third quarter 2026 and the nine-month period 2026 respectively, and to the three and nine-month periods ended September 30, 2025 as the third quarter 2025 and the nine-month period 2025.

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

How We Evaluate our Business Performance and Opportunities

There has been no material change during the nine-month period 2026 to the major qualitative and quantitative factors we consider in the evaluation of our operating results as set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — How We Evaluate our Business Performance and Opportunities” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Executive Overview of Results

Our 2026 results reflected continuing challenges in our Document Services segment, which faced a continued reduction in volume in the first half of the year, plus an unfavorable project and pricing mix shift from 2025. Our Software segment grew modestly in third quarter 2026 and for the nine-month period 2026 over 2025. Our SaaS revenues grew 5.0% in the quarter, maintained strong margins, and we experienced bookings growth of 147.7% relative to the nine-month period 2025. However, GAAP revenue from these orders will primarily begin to be recognized in fourth quarter of 2026 and beyond. Our margins increased overall, driven by improved Professional Services margins in our Document Services segment.

Below are our key financial results for the third quarter 2026 (consolidated unless otherwise noted):

●	Revenues were $4,027,687, representing an increase in revenue of 0.7% year over year.

●	SaaS revenues were $1,689,216, representing revenue growth of 5.0% year over year.

●	Cost of revenues was $1,324,294, a decrease of 7.6% year over year.

●	Operating expenses (excluding cost of revenues) were $2,948,877, an increase of 0.1% year over year. This amount includes share-based compensation expense of $105,903, which is a decrease of $60,517 compared to the third quarter 2025.

●	Loss from operations was $245,484, compared to loss from operations of $379,224 in third quarter 2025.

●	Net loss was $239,163 with basic and diluted net loss per share of $0.05, compared to net loss of $369,765 with basic and diluted net loss per share of $0.08 in the third quarter 2025.

●	Operating cash generated was $1,289,623, compared to operating cash generated of $1,351,190 in third quarter 2025.

●	Investing activities, including both capitalization of internal use software and purchases of property and equipment, were $136,651, compared to $205,964 in third quarter 2025.

Below are our key financial results for the nine-month period 2026 (consolidated unless otherwise noted):

●	Revenues were $11,883,346, representing revenue reduction of 3.1% year over year.

●	SaaS revenues were $4,876,479, representing revenue growth of 3.2% year over year.

●	Cost of revenues was $4,078,907, a decrease of 3.5% year over year.

●	Operating expenses (excluding cost of revenues) were $10,322,534, an increase of 7.5% year over year.

●	Loss from operations was $2,518,095, compared to loss from operations of $1,572,261 for the nine-month period 2025.

●	Net loss was $2,503,154 with basic and diluted net loss per share of $0.56, compared to net loss of $1,664,920 with basic and diluted net loss per share of $0.39 for the nine-month period 2025.

●	Net cash provided by operating activities was $1,103,529, compared to net cash provided by operating activities of $1,463,711 for the nine-month period 2025.

●	Investing activities, including both capitalization of internal use software and purchases of property and equipment, were $489,576, compared to $677,868 for the nine-month period 2025.

●	As of September 30, 2026, we had 131 employees, including 9 part-time employees, compared to 162 employees, including 21 part-time employees, as of September 30, 2025.

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

Results of Operations

Revenues

The following table sets forth our revenues by reportable segment for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues by segment
Software	$2,034,499	$2,017,087	$5,988,765	$5,978,925
Document Services	1,993,188	1,984,358	5,894,581	6,280,678
Total revenues	$4,027,687	$4,001,445	$11,883,346	$12,259,603

The following table sets forth our revenues by revenue source for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Revenues:
Software as a service	$1,689,216	$1,608,253	$4,876,479	$4,727,526
Software maintenance services	289,548	310,144	877,708	975,794
Professional services	1,835,423	1,881,975	5,475,354	5,939,909
Storage and retrieval services	213,500	201,073	653,805	616,374
Total revenues	$4,027,687	$4,001,445	$11,883,346	$12,259,603

The following table sets forth our revenues by revenue source and segment for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Software segment revenues:
Software as a service	$1,689,216	$1,608,253	$4,876,479	$4,727,526
Software maintenance services	289,548	310,144	877,708	975,794
Professional services	55,735	98,690	234,578	275,605
Total software segment revenues	$2,034,499	$2,017,087	$5,988,765	$5,978,925

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Document services segment revenues:
Professional services	$1,779,688	$1,783,285	$5,240,776	$5,664,304
Storage and retrieval services	213,500	201,073	653,805	616,374
Total document services segment revenues	$1,993,188	$1,984,358	$5,894,581	$6,280,678

Revenues were up by $26,242, or 0.7%, and down by $376,257, or 3.1%, for the third quarter and nine-month period 2026, respectively, primarily driven by software as a service revenue growth of 5.0% and storage and retrieval growth of 6.2% in the third quarter 2026, and a reduction in professional services in our document services segment and erosion in revenues for software maintenance services of 10.1% in the nine-month period 2026. Professional services were negatively impacted by project timing, particularly in the first half of 2026.

Software as a Service Revenues

We provide access to our software solutions as a service, accessible through the internet. Our customers typically enter into our software as a service agreement for periods of one year or more. Under these agreements, we generally provide access to the applicable software, data storage and related customer assistance and support. Revenues from the sale of software as a service, which are reported as part of our Software segment increased by $80,963, or 5.0%, in the third quarter 2026 compared to the third quarter 2025 and increased by $148,953, or 3.2%, in the nine-month period 2026 compared to the nine-month period 2025. This increase was the result of new payables automation and budget tool customers, as well as price increases.

Professional Services Revenues

Professional services revenues primarily consist of revenues from document scanning and conversion services, plus consulting, discovery, training, and advisory services to assist customers with document management needs. These revenues include arrangements that do not involve the sale of software. Of our professional services revenues during the third quarter 2026 and nine-month period 2026, $1,779,688 and $5,240,776, respectively, were derived from our Document Services operations and $55,735 and $234,578, respectively, were derived from our Software operations. Our overall professional services revenues decreased by $46,552, or 2.5%, in the third quarter 2026 compared to the third quarter 2025 and decreased by $464,555, or 7.8%, in the nine-month period 2026 compared to the nine-month period 2025. This decrease was primarily attributable to reduced scanning project activity in our Document Services segment, particularly in the first half of 2026, reflecting the timing of customer projects and a lower backlog during the period. We have since taken orders to refill our project backlog.

Costs of Revenues and Gross Profits

The following table sets forth our cost of revenues by reportable segment for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Cost of revenues by segment
Software	$327,527	$271,576	$922,942	$818,670
Document Services	996,767	1,161,965	3,155,965	3,410,131
Total cost of revenues	$1,324,294	$1,433,541	$4,078,907	$4,228,801

The following table sets forth our cost of revenues, by revenue source, for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

Cost of revenues:
Software as a service	$299,411	$242,409	$833,981	$704,589
Software maintenance services	16,703	13,504	43,550	42,847
Professional services	953,211	1,119,255	3,040,021	3,256,568
Storage and retrieval services	54,969	58,373	161,355	224,797
Total cost of revenues	$1,324,294	$1,433,541	$4,078,907	$4,228,801

The following table sets forth our cost of revenues, by revenue source and segment, for the periods indicated:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

Software segment cost of revenues:
Software as a service	$299,411	$242,409	$833,981	$704,589
Software maintenance services	16,703	13,504	43,550	42,847
Professional services	11,413	15,663	45,411	71,234
Total software segment cost of revenues	$327,527	$271,576	$922,942	$818,670

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

Document services segment cost of revenues:
Professional services	$941,798	$1,103,592	$2,994,610	$3,185,334
Storage and retrieval services	54,969	58,373	161,355	224,797
Total document services segment cost of revenues	$996,767	$1,161,965	$3,155,965	$3,410,131

Our total cost of revenues during the third quarter 2026 decreased by $109,247, or 7.6%, from third quarter 2025 and decreased by $149,894, or 3.5%, during the nine-month period 2026 from the nine-month period 2025. Our cost of revenues for our Software segment increased by $55,951, or 20.6%, in the third quarter 2026 compared to the third quarter 2025 and increased $104,272, or 12.7%, in the nine-month period 2026 compared to the nine-month period 2025, primarily due to timing of project and support costs in third quarter and for the nine-month period, due to expanded payables automation efforts, as well as increased hosting costs. Our cost of revenues for our Document Services segment decreased by $165,198, or 14.2%, in the third quarter 2026 compared to the third quarter 2025 and decreased by $254,166, or 7.5%, during the nine-month period 2026 compared to the nine-month period 2025, due to a combination of decreased work volume and the nature of the different projects in the different reporting periods.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Gross profit by segment
Software	$1,706,972	$1,745,511	$5,065,823	$5,160,255
Document Services	996,421	822,393	2,738,616	2,870,547
Total gross profit	$2,703,393	$2,567,904	$7,804,439	$8,030,802

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

Gross profit:
Software as a service	$1,389,805	$1,365,844	$4,042,498	$4,022,937
Software maintenance services	272,845	296,640	834,158	932,947
Professional services	882,212	762,720	2,435,333	2,683,341
Storage and retrieval services	158,531	142,700	492,450	391,577
Total gross profit	$2,703,393	$2,567,904	$7,804,439	$8,030,802

Gross profit percentage:
Software as a service	82.3%	84.9%	82.9%	85.1%
Software maintenance services	94.2%	95.6%	95.0%	95.6%
Professional services	48.1%	40.5%	44.5%	45.2%
Storage and retrieval services	74.3%	71.0%	75.3%	63.5%
Total gross profit percentage	67.1%	64.2%	65.7%	65.5%

Our overall gross profit percentage increased to 67.1% in the third quarter 2026 from 64.2% in the third quarter 2025 and increased to 65.7% during the nine-month period 2026 from 65.5% for the nine-month period 2025. The increase in storage and retrieval gross profit percentage, particularly in the nine-month period 2026, was driven by reduced low-margin destruction work. Professional Services margins in third quarter 2026 favorably compare to third quarter 2025 due to more profitable projects in third quarter 2026, and are relatively flat for the nine-month period 2026 over 2025.

Cost of Software as a Service

Cost of software as a service, or SaaS, consists primarily of technical support personnel, hosting services, and related costs. Cost of software as a service during the third quarter 2026 increased by $57,002, or 23.5%, from the third quarter 2025 and increased by $129,392, or 18.4%, during the nine-month period 2026 from the nine-month period 2025. Cost of software as a service is impacted by increasing our implementations team and support desk staff, hosting costs, the volume of support calls, and periodic improvements to infrastructure, of which, the implementation costs and hosting costs increased in the first nine months 2026 over 2025. Gross profit percentage for software as a service in the third quarter 2026 decreased to 82.3% compared to 84.9% in the third quarter 2025 and decreased to 82.9% during the nine-month period 2026 compared to 85.1% during the nine-month period 2025.

Cost of Professional Services

Cost of professional services consists primarily of compensation for employees performing the document conversion services, compensation of our software engineers and implementation consultants and related third-party costs. Cost of professional services during the third quarter 2026 decreased by $166,044, or 14.8%, from the third quarter 2025 and decreased in the nine-month period 2026 by $216,547, or 6.6%, from the nine-month period 2025. The decrease in cost of sales in third quarter 2026 was primarily driven by our Document Services segment where higher margin projects in the third quarter 2026 replaced lower margin projects in the third quarter 2025. Gross margins related to consulting services in Software and digital transformation services in Document Services may vary widely, depending upon the nature of the project and the amount of labor required to complete a project, and increased in the third quarter 2026 and declined in the nine-month period 2026. Our gross margins in professional services increased to 48.1% in the third quarter 2026 compared to 40.5% in the third quarter 2025 and decreased to 44.5% during the nine-month period 2026 compared to 45.2% in the nine-month period 2025.

Operating Expenses

The following table sets forth our operating expenses for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Operating expenses:
General and administrative	$2,257,935	$2,170,762	$8,061,150	$7,067,179
Sales and marketing	406,540	460,920	1,393,345	1,605,311
Depreciation and amortization	284,402	315,446	868,039	930,573

Total operating expenses	$2,948,877	$2,947,128	$10,322,534	$9,603,063

General and Administrative Expenses

General and administrative expenses during the third quarter 2026 increased by $87,173, or 4.0%, over the third quarter 2025, and increased in the nine-month period 2026 by $993,971, or 14.1%, over the nine-month period 2025, due to Q1 severance expense to our outgoing CEO and overlap wages with our new CEO, as well as recruiting fees related to our CEO search totaling approximately $430,130 in the nine-month period 2026, including $99,753 of share-based compensation expense for acceleration of vesting of stock awards and incremental stock-based compensation expense from the modification of stock options held by our former Chief Executive Officer.

Additionally, share-based compensation expense in total continues to be a significant portion of general and administrative expenses, amounting to $1,026,698 in the nine-month period 2026 and $1,131,891 in the nine-month period 2025. A portion of share-based compensation expense pertains to payments to taxing authorities in connection with shares directly withheld from employees, and is reported in our condensed consolidated statements of cash flows under cash flows from financing activities.

The following table sets forth a summary of the amounts described above, as well as severance costs taken during the third quarter 2026 as part of our ongoing business transformation:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

General and administrative expenses, as reported:	$2,257,935	$2,170,762	$8,061,150	$7,067,179
Notable expense components:
Share-based compensation, all	105,903	166,420	1,026,698	1,131,891
CEO transition expenses, excluding share-based compensation	-	-	330,377	-
Severance	105,228	-	105,228	-

General and administrative expenses, net of notable expense components	$2,046,804	$2,004,342	$6,598,847	$5,935,288

In total, our general and administrative expenses in our Software segment increased to $1,240,515 in the third quarter 2026 compared to $1,148,634 in the third quarter 2025, and increased to $4,772,527 in the nine-month period 2026 compared to $3,947,420 in the nine-month period 2025. In our Document Services segment, our general and administrative expenses decreased to $1,017,420 in the third quarter 2026 compared to $1,022,128 in the third quarter 2025, and increased to $3,288,623 in the nine-month period 2026 compared to $3,119,759 in the nine-month period 2025.

Sales and Marketing Expenses

Sales and marketing expenses during the third quarter 2026 decreased by $54,380, or 11.8%, from the third quarter 2025 and decreased by $211,966, or 13.2%, during the nine-month period 2026 from the nine-month period 2025. The decreases are driven by timing of variable expenses and trade show participation, as well as open positions.

Depreciation and Amortization

Depreciation and amortization during the third quarter 2026 decreased by $31,044, or 9.8%, from the third quarter 2025 and decreased by $62,534, or 6.7%, during the nine-month period 2026 from the nine-month period 2025, primarily driven by reduced amortization of intangible costs from prior acquisitions as certain amounts became fully amortized.

Other Items of Income and Expense

Interest Income (Expense), Net

Interest income was $6,321 and $14,941 during the third quarter and nine-month period 2026, respectively, as compared with interest income of $9,459 and interest expense, net, of $92,659 during the third quarter and nine-month period 2025, respectively. The reduced interest expense resulted from early principal repayments of the 2022 Notes on June 18, 2025.

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

At September 30, 2026, we had $2.9 million in cash and cash equivalents, net working capital deficit of $1.3 million, which includes $4.1 million in deferred revenues. Based on our current plans and assumptions, we believe our capital resources, including our cash and cash equivalents, along with funds expected to be generated from our operations and potential financing options, will be sufficient to meet our anticipated cash flow needs for at least the next 12 months, including to satisfy our expected working capital needs and our capital and debt service commitments over that period.

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

At-the-Market Offering

We maintain an effective registration statement covering up to $12.9 million of common stock, warrants, and units. The registration statement includes a prospectus covering the offer, issuance and sale of up to $10.0 million in our common stock from time to time in “at-the-market offerings” pursuant to an At the Market Agreement (the “ATM Program”) with Lucid Capital Markets, LLC as our sales agent. We sold no shares during the nine-month period 2026 and 145,938 shares during the nine-month period 2025. We sold 145,938 shares of our common stock pursuant to the ATM Program during the full year 2025, and received aggregate net proceeds totaling $1,621,325. As of the filing date of this Quarterly Report, approximately $8.2 million remained available under the ATM Program.

Indebtedness

As of September 30, 2026, we have no outstanding indebtedness.

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

Capital Expenditures

There were no material commitments for capital expenditures at September 30, 2026.

Cash Provided by Operating Activities

Net cash provided by operating activities during the nine-month period 2026 was $1,103,529, primarily attributable to the net loss of $2,503,154 adjusted for non-cash expenses of $1,955,884, a decrease in operating assets of $287,263 and an increase in operating liabilities of $1,363,536. Net cash provided by operating activities during the nine-month period 2025 was $1,463,711, primarily attributable to the net loss of $1,664,920 adjusted for non-cash expenses of $2,244,252, a decrease in operating assets of $632,543 and an increase in operating liabilities of $251,836.

Cash Used in Investing Activities

Net cash used in investing activities in the nine-month period 2026 was $489,576, including $350,483 in capitalized software. Net cash used in investing activities in the nine-month period 2025 was $677,868, including $344,075 in capitalized software.

Cash Used in Financing Activities

Net cash used in financing activities during the nine-month period 2026 amounted to $290,799, including $238,402 in payments to taxing authorities in connection with shares directly withheld from employees, and $52,397 in the principal portion of payments on the finance lease liabilities. Net cash used in financing activities during the nine-month period 2025 amounted to $52,900, including $1,797,106 in gross proceeds from the issuance of common stock, offset by $175,781 in costs paid for issuance of common stock, $1,339,500 in repayment of notes payable, $283,411 related to the exercise of share-based compensation and warrants, and $51,314 in the principal portion of payments on the finance lease liabilities.

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

Our critical accounting policies and estimates are set forth in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There were no material changes to our critical accounting policies and estimates during the third quarter 2026.

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

Based on this evaluation, we concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

During the third fiscal quarter ended September 30, 2026, no Section 16 director or officer adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K) adopted, modified, or terminated during the fiscal quarter ended September 30, 2026, by our directors and Section 16 officers.

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

INTELLINETICS, INC.

Dated:	November 12, 2026

By:	/s/ Alison G. Forsythe
Alison G. Forsythe
President and Chief Executive Officer

Dated:	November 12, 2026

By:	/s/ Joseph D. Spain
Joseph D. Spain
Chief Financial Officer

